Form 10-Q
period 2015-06-30
Evolent Health, Inc.
filed 2015-08-07
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number:  001-37415
_________________________

Evolent Health, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	32-0454912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 N. Glebe Road, Suite 500, Arlington, Virginia	22203
(Address of principal executive offices)	(Zip Code)

(571) 389-6000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of August 3, 2015, there were 41,461,748 shares of the registrant’s Class A common stock outstanding and 17,524,596 shares of the registrant's Class B common stock outstanding.

Evolent Health, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$219,367	$—
Restricted cash	4,397	—
Accounts receivable, net (amounts related to affiliates: 2015 - $12,165; 2014 - zero)	24,039	—
Prepaid expenses and other current assets	3,179	—
Deferred tax assets, net	658	1,074
Total current assets	251,640	1,074
Restricted cash	2,510	—
Property and equipment, net	8,463	—
Goodwill	608,903	—
Intangible assets, net	168,170	—
Other non-current assets	151	—
Equity method investment	—	37,203
Total assets	$1,039,837	$38,277

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2015 - $5,874; 2014 - zero)	$13,530	$—
Accrued liabilities (amounts related to affiliates: 2015 - $2,025; 2014 - zero)	20,091	—
Deferred revenue	27,091	—
Other current liabilities	94	—
Total current liabilities	60,806	—
Deferred tax liabilities, net	30,327	1,074
Total liabilities	91,133	1,074
Commitments and Contingencies (See Note 7)
Redeemable Preferred Stock
Series A redeemable preferred stock - zero and 7,900,000 shares authorized, issued and outstanding as of June 30, 2015, and and December 31, 2014, respectively; liquidation value of zero and $25,018 as of June 30, 2015, and December 31, 2014,
respectively	—	12,847
Series B redeemable preferred stock - zero and 6,467,376 shares authorized, issued and outstanding as of June 30, 2015, and
December 31, 2014, respectively; liquidation value of zero and $27,359 as of June 30, 2015, and December 31, 2014, respectively	—	24,833
Series B-1 redeemable preferred stock - zero and 1,953,124 shares authorized as of June 30, 2015, and December 31, 2014, respectively; zero and 360,420 shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively;
liquidation value of zero and $1,478 as of June 30, 2015, and December 31, 2014, respectively	—	1,593
Total redeemable preferred stock	—	39,273
Shareholders' Equity (Deficit)
Series A preferred stock - $0.001 par value; zero and 7,700,000 shares authorized as of June 30, 2015, and December 31, 2014, respectively; zero and 7,400,000 shares issued and outstanding as of June 30, 2015, and December 31, 2014; liquidation value of
zero and $23,200 as of June 30, 2015, and December 31, 2014, respectively	—	2
Class A common stock - $0.01 par value; 750,000,000 and 33,812,808 shares authorized as of June 30, 2015, and December 31,
2014, respectively; 41,461,748 and 4,047,484 shares issued and outstanding as of June 30, 2015, and December 31, 2014,
respectively	415	1
Class B common stock - $0.01 par value; 100,000,000 and zero shares authorized as of June 30, 2015, and December 31, 2014,
respectively; 17,524,596 and zero shares issued and outstanding as of June 30, 2015, and December 31, 2014, respectively	175	—
Additional paid-in-capital	330,833	23,733
Retained earnings (accumulated deficit)	322,787	(25,806)
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	654,210	(2,070)
Non-controlling interests	294,494	—
Total equity (deficit)	948,704	(2,070)
Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$1,039,837	$38,277

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Transformation (1)	$2,703	$—	$2,703	$—
Platform and operations (1)	7,711	—	7,711	—
Total revenue	10,414	—	10,414	—

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented below) (1)	7,887	—	7,887	—
Selling, general and administrative expenses (1)	13,082	—	13,082	—
Depreciation and amortization expenses	984	—	984	—
Total operating expenses	21,953	—	21,953	—
Operating income (loss)	(11,539)	—	(11,539)	—
Interest income (expense), net	13	—	13	—
Gain on consolidation	414,133	—	414,133	—
Income (loss) from affiliate	(16,846)	(5,939)	(28,165)	(11,381)
Income (loss) before income taxes and non-controlling interests	385,761	(5,939)	374,442	(11,381)
Provision (benefit) for income taxes	29,273	—	29,273	—
Net income (loss)	356,488	(5,939)	345,169	(11,381)
Net income (loss) attributable to non-controlling interests	(3,424)	—	(3,424)	—
Net income (loss) attributable to Evolent Health, Inc.	$359,912	$(5,939)	$348,593	$(11,381)

Earnings (Loss) Available to Common Shareholders
Basic	$359,018	$(7,210)	$346,409	$(13,947)
Diluted	356,488	(7,210)	345,169	(13,947)

Earnings (Loss) per Common Share
Basic	$25.69	$(3.17)	$40.69	$(6.51)
Diluted	9.73	(3.17)	10.96	(6.51)

Weighted-Average Common Shares Outstanding
Basic	13,976	2,272	8,513	2,141
Diluted	36,643	2,272	31,487	2,141

(1)	Amounts related to affiliates included above are as follows (see Note 13):

	Revenue
	Transformation	$49	$—	$49	$—
	Platform and operations	3,928	—	3,928	—

	Expenses
	Cost of revenue (exclusive of depreciation and amortization)	1,833	—	1,833	—
	Selling, general and administrative expenses	251	—	251	—

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six
	Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$345,169	$(11,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Offering Reorganization	(414,133)	—
Loss from equity method investees	28,165	11,381
Depreciation and amortization	984	—
Stock-based compensation expense	6,154	—
Deferred tax provision	29,273	—
Other	24	—
Changes in assets and liabilities:
Accounts receivables, net	10,165	—
Prepaid expenses and other current assets	(1,007)	—
Accounts payable	(1,113)	—
Accrued liabilities	(1,717)	—
Deferred revenue	(7,809)	—
Other current liabilities	37	—
Net cash provided by (used in) operating activities	(5,808)	—

Cash Flows from Investing Activities
Cash acquired upon consolidation of affiliate	13,065	—
Maturities and sales of investments	4,000	—
Purchases of property and equipment	(1,015)	—
Net cash provided by (used in) investing activities	16,050	—

Cash Flows from Financing Activities
Proceeds from initial public offering, net of offering costs	209,087	—
Proceeds from stock option exercises	38	—
Net cash provided by (used in) financing activities	209,125	—

Net increase (decrease) in cash and cash equivalents	219,367	—
Cash and cash equivalents as of beginning-of-period	—	—
Cash and cash equivalents as of end-of-period	$219,367	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$21,810	$—
Non-cash issuance of Series B-1 preferred shares	—	1,000
Non-cash issuance of Class A common shares	—	279

Effects of the Offering Reorganization:
Reclassification of deferred offering costs acquired to additional paid-in capital	3,154	—
Conversion of existing equity as part of the Offering Reorganization	39,014	—
Issuance of Class B common stock	196	—
Assumption of non-controlling interest as a result of merger with TPG affiliate	34,875	—

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(unaudited, in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2013	7,900	$12,847	6,468	$24,833	—	$—	7,700	$2	3,824	$—	—	$—	$13,818	$(560)	$—	$13,260

Issuance of common stock	—	—	—	—	—	—	—	—	272	1	—	—	324	—	—	325
Non-cash issuance of common stock
to Evolent Health LLC	—	—	—	—	—	—	—	—	—	—	—	—	11,091	—	—	11,091
Repurchase of series A preferred stock	—	—	—	—	—	—	(300)	—	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of series B-1 preferred stock	—	—	—	—	360	1,593	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(48)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,246)	—	(25,246)

Balance as of December 31, 2014	7,900	12,847	6,468	24,833	360	1,593	7,400	2	4,048	1	—	—	23,733	(25,806)	—	(2,070)

Non-cash issuance of common stock
to Evolent Health, LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net income (loss) prior to the Offering
Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock
sold in initial public offering, net
of offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	(396)	—	—	(396)
Stock-based compensation subsequent
to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	6,154	—	—	6,154
Exercise of stock options	—	—	—	—	—	—	—	—	10	—	—	—	38	—	—	38
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	376,758	(3,424)	373,334

Balance as of June 30, 2015	—	$—	—	$—	—	$—	—	$—	41,462	$415	17,525	$175	$330,833	$322,787	$294,494	$948,704

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Evolent Health, Inc. (“Evolent” or the “Company” which also may be referred to as “we,” “our” or “us”) was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports integrated health systems in their migration toward value-based care and population health management. The Company’s services include providing customers with a population management platform, integrated data and analytics capabilities, pharmacy benefit management services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees and gain-sharing incentives. The Company's headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. ("Evolent Health Holdings"), merged with and into Evolent Health, Inc. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor, TPG Global, LLC and its affiliates ("TPG"), Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 4, 2015. Subsequent to the organizational transactions and initial public offering ("IPO") described below, we own 70.3% of Evolent Health LLC, hold 100% of the voting rights, are the sole managing member and, therefore, control its operations. Accordingly, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

Initial Public Offering

On June 5, 2015, we completed an IPO of 13,225,000 shares of our Class A common stock at a public offering price of $17.00 per share. We received $209.1 million in proceeds, net of underwriting discounts and commissions. Offering expenses incurred were $3.2 million which were recorded as a reduction of proceeds from the offering. We used the net proceeds to purchase newly-issued Class A common units from Evolent Health LLC, our consolidated subsidiary. Evolent Health LLC will use the net proceeds for working capital and other general corporate purposes. See Note 4 for further details surrounding the IPO and related transactions.

Organizational Transactions

In connection with the IPO, we completed the following organizational transactions (the "Offering Reorganization") as further described in Note 4:

•
We amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock - Class A common stock and Class B exchangeable common stock. Both classes of stock will vote together as a single class.

•	We acquired, by merger, an affiliate of a member of Evolent Health LLC, for which we issued 2,051,468 shares of Class A common stock.

•	We issued shares of our Class B exchangeable common stock to certain existing members of Evolent Health LLC.

Since its inception, the Company has incurred significant losses from operations. As of June 30, 2015, the Company had cash and cash equivalents of $219.4 million. The Company believes it has sufficient liquidity for the next 12 months as of June 30, 2015.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission ("SEC") Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X, and accordingly do not include all of the information and notes required by GAAP for complete financial statements. We believe the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in connection with the audited financial statements and notes included in the Company’s final prospectus filed with the SEC on June 5, 2015. In the opinion of management, these interim statements include all normal recurring adjustments necessary for a fair statement of the Company’s results. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements as of that date, but does not include all disclosures required by GAAP.

As discussed in Note 4, amounts as of December 31, 2014, for the three and six months ended June 30, 2014, and for the period from January 1, 2015, through June 4, 2015, presented in our condensed consolidated financial statements and notes to condensed consolidated financial statements represent the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC. The amounts as of June 30, 2015, and for the period from June 4, 2015, through June 30, 2015, reflect our operations, which consolidate the operations of Evolent Health LLC.

All inter-company accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to the valuation of assets, liabilities, non-controlling interests and consideration related to business combinations and step acquisitions, revenue recognition including discounts and credits, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill) and the useful lives of intangible assets.

Fair Value Measurement

Our balance sheets include various financial instruments (primarily cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities) that are carried at cost and that approximate fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

•	Level 1 - inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date;

•
Level 2 - inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•	Level 3 - inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Financial Assets and Liabilities Measured at Fair Value

The Company holds materially all of our cash and cash equivalents, or $211.4 million, in a money market fund which is measured at fair value and categorized as a Level 1 investment. The Company does not have any additional financial assets or liabilities measured at fair value on a recurring or non-recurring basis.

Non-financial Assets and Liabilities Measured at Fair Value.

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis. The Company measures certain non-financial assets and liabilities, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be impaired. No impairment had been recognized as of June 30, 2015, or December 31, 2014,

On June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our former equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost, which approximates fair value, and include cash on hand, deposits in banks and money market funds with original maturities of three months or less.

Restricted Cash

Restricted cash is carried at cost, which approximates fair value, and includes cash used to collateralize various contractual obligations (in thousands) as follows:

As of
June 30,
2015
Letters of credit for facility leases	$3,710
Pharmacy benefit management services	3,150
Other	47
Total restricted cash	6,907
Non-current restricted cash	2,510
Current restricted cash	$4,397

We had no restricted cash as of December 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded when amounts are contractually billable under our customer contracts and are recorded at the invoiced amount and do not bear interest. The Company's contracts typically include installment payments that do not necessarily correlate to the pattern of revenue recognition. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable on an individual account basis. The allowance is adjusted periodically based on management's determination of collectability, and any accounts that are determined to be uncollectible are written off against the allowance. As of June 30, 2015, the Company had not recorded an allowance for doubtful accounts as all amounts were determined to be collectible.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The following summarizes the estimated useful lives by asset classification:

Furniture and equipment	3 years
Computer hardware	3 years
Software development costs	7 years
Leasehold improvements	Shorter of useful life or remaining lease term

When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in our Condensed Consolidated Statements of Operations.

We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset group is not recoverable and exceeds fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value.

As noted above, on June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4.

Software Development Costs

The Company capitalizes the cost of developing internal-use software, consisting primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees and third parties who devote time to their respective projects. Internal-use software costs are capitalized during the application development stage – when the research stage is complete and management has committed to a project to develop software that will be used for its intended purpose and any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Capitalized software costs are included in Property and equipment, net on our Condensed Consolidated Balance Sheets. Amortization of internal-use software costs are recorded on a straight-line basis over their estimated useful life and begin once the project is substantially complete and the software is ready for its intended purpose. For the three and six months ended June 30, 2015, less than $0.1 million of stock-based compensation was capitalized as software development costs.

As noted above, on June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4.

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation) for employees engaged in research and development activities as well as third party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs were $0.8 million, for the three and six months ended June 30, 2015.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform a two-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test. In Step 1 of the evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the implied fair value of goodwill is determined. The fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of goodwill on our Condensed Consolidated Statements of Operations.

Intangible Assets, Net
As noted above, on June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4.

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. The following summarizes the estimated useful lives by asset classification:

Corporate trade name	20 years
Existing customer relationships	25 years
Existing technology	7 years

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group exceed the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

Impairment of Equity Method Investments

The Company considers potential impairment triggers for its equity method investment, and the equity method investment will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analyses, and recent operating results. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-

temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. There was no such impairment for the three and six months ended June 30, 2015 and 2014.

As discussed further in Note 4, after June 4, 2015, the Company consolidated the operations of its former equity-method investee, Evolent Health LLC; therefore, the Company will no longer account for its investment as an equity-method investment.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of providing the requisite services or other instances where the revenue recognition criteria have not been met.

Revenue Recognition

Revenue from the Company's services is recognized when there is persuasive evidence of an arrangement, performance or delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

At times, the Company enters into contracts that contain multiple deliverables and we evaluate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) if the delivered item has value to the customer on a standalone basis, and (ii) if the contract includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. Revenue is then allocated to the units of accounting based on an estimate of each unit's relative selling price.

Revenue Recognition - Transformation

Transformation contracts consist of strategic assessments, or blueprint contracts, and implementation contracts. Based on the strategic assessment generated in a blueprint contract, a customer may decide to move forward with a population health or health plan strategy; in these cases, the customer enters into an implementation contract in which the Company provides services related to the launch of this strategy.

The Company recognizes revenue associated with transformation contracts based on a proportionate performance method, where revenue is recognized each period in proportion to the amount of the contract completed during that period. Contract completion is measured, using output measures as best estimated by labor hours incurred compared to the total estimated labor hours necessary to complete our performance obligations contained in the contract.

Revenue Recognition - Platform and Operations

After the transformation phase, the Company often enters into a multi-year service contract with its customers where various population health, health plan operations and pharmacy benefit management services are provided on an ongoing basis to the members of the customers’ plans in exchange for a monthly service fee or per member per month ("PMPM") fee.  Revenue from these contracts is recognized in the month in which the services are delivered.  In certain arrangements, there is a contingent portion of our service fee including meeting service level targets, sharing in rebates, incentive awards based on financial performance and other performance measures. The Company continuously monitors its compliance with these arrangements and recognizes revenue when the amount is estimable and there is evidence to support meeting the criteria. In some cases, the Company recognizes those incentives and awards on a cash basis since we have limited history to support an estimate.

Credits and Discounts

We also provide credits and discounts to our customers often based on achieving certain volume commitments or other criteria. Credits are assessed to determine whether they reflect significant and incremental discounts. If the discounts are significant, the Company allocates them between the contract deliverables or future purchases as appropriate. If the future credit expires unused, it is recognized as revenue at that time.

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees of our consolidated subsidiary, Evolent Health LLC. Our stock-based awards generally vest over a four year period and expire ten years from the date of grant. Subsequent to a reorganization in 2013, stock-based awards were granted in the stock of the Company to employees of its equity-method investee, Evolent Health LLC. As such, the Company was required to use a “non-employee” model for recognizing stock-based compensation, which required the awards to be marked-to-market through net income at the end of each reporting period until vesting occurred. Subsequent to the Offering Reorganization described in Note 4, stock-based awards are granted in the Company's stock to the Company's consolidated subsidiary and compensation costs are therefore recognized using an "employee" model. Under the "employee" model, we will no longer mark the awards to market at the end of each reporting period.

We expense the fair value of stock-based awards included in our incentive compensation plans. Fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in cost of revenue and selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. Additionally we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs.

Income Taxes

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to the extent required. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.

For purposes of accounting for income taxes for interim financial reporting, the Company calculates the appropriate income tax provision by estimating an effective tax rate expected to be applicable for the full year and applying it to ordinary income, adjusted for the tax effect of significant unusual or extraordinary items that are reported discretely.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of June 30, 2015, and December 31, 2014, and we have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and remain subject to examination by taxing jurisdictions for the years 2011 and all subsequent periods due to the availability of net operating loss carryforwards.

We are a holding company and our assets consist of our direct ownership in Evolent Health LLC, for which we are the managing member. Evolent Health LLC is classified as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, is not subject to U.S. federal, state and local income taxes. Taxable income or loss generated by Evolent Health LLC is allocated to holders of its units, including us, on a pro rata basis. Accordingly, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Evolent Health LLC.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares assuming the conversion of the convertible preferred securities, which occurred on the date of the Offering Reorganization, occurred at the beginning of the respective period, plus the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our exchangeable Class B common stock. For periods of net loss, shares used in the earnings per share calculation represent basic shares as using diluted shares would be anti-dilutive.

Operating Segments

Operating segments are defined as components of a business that earn revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, allocates resources at a consolidated level and therefore the Company views its operations and manages its business as one operating segment. All of the Company’s revenue is generated in the United States and all assets are located in the United States.

3. Recently Issued Accounting Standards

Future Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. The amendments in the standard are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We will adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our financial condition and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). This standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards by requiring an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This standard is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this standard to have an impact on the Company’s financial statements or related disclosures.

We have evaluated all other issued and unadopted ASUs and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

4. Organizational Transactions

The Offering Reorganization

Evolent Health, Inc. was incorporated as a Delaware corporation on December 12, 2014, for the purpose of pursuing the Company’s IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock (the “Offering Reorganization”). Each share of our Class A common stock and Class B common stock will entitle its holder to one vote on all matters to be voted on by stockholders, and holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters presented to stockholders for their vote or approval (except as otherwise required by law). Pursuant to the Offering Reorganization:

•	Evolent Health Holdings merged with and into Evolent Health, Inc. and the surviving corporation of the merger was Evolent Health, Inc.

•	An affiliate of TPG merged with and into Evolent Health, Inc. and the surviving corporation of the merger was Evolent Health, Inc.

•
Each of the then-existing stockholders of Evolent Health Holdings received four shares of our Class A common stock and the right to certain payments under the Income Tax Receivables Agreement ("TRA") in exchange for each share of Class A common stock held in Evolent Health Holdings;

•
TPG received shares of our Class A common stock and the right to certain payments under the TRA in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc.; and

•
We issued shares of our Class B common stock and the right to certain payments under the TRA to The Advisory Board, TPG and an affiliate of TPG each of which was a member of Evolent Health LLC prior to the Offering Reorganization.

The existing shareholders of Evolent Health Holdings held the same economic and voting interest before and after the merger of Evolent Health Holdings with and into Evolent Health, Inc which represents a transaction among entities with a high degree of common ownership. As such, the merger is viewed as non substantive and the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings except that the legal capital reflects the capital of Evolent Health, Inc.

In addition, in connection with the Offering Reorganization, Evolent Health LLC amended and restated its operating agreement to establish two classes of equity (voting Class A common units and non-voting Class B common units); after the amendment, the pre-reorganization members of Evolent Health LLC (other than Evolent Health, Inc.) hold 100% of the Class B common units and Evolent Health, Inc. holds the Class A voting common units. Evolent Health LLC’s Class B common units can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock.

As a result of the Offering Reorganization, Evolent Health, Inc. obtained voting control over Evolent Health LLC and therefore consolidated Evolent Health LLC and recognized a gain of $414.1 million upon obtaining control. The gain represents the excess of the fair value of our interest in Evolent Health LLC’s net assets over the carrying value of our equity method investment prior to the Offering Reorganization and is included in Gain on consolidation on the Condensed Consolidated Statement of Operations.

We accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC's assets acquired, liabilities assumed, non-controlling interests recognized and the remeasurement gain recorded on the previously held equity interests. As the acquisition was the result of the Offering Reorganization and not the purchase of additional interest in Evolent Health LLC, there were no assets acquired or liabilities assumed, and there was no purchase price paid as a part of the transaction. The allocation of the value of the transaction (in thousands) is included below:

Goodwill	$608,903
Intangible assets	169,000
Cash and restricted cash	21,930
Other assets	51,306
Remeasurement gain on previously held equity interest	(414,133)
Liabilities and deferred revenue	(73,366)
Non-controlling interests	(332,793)
Carrying value of previously held equity interest	(30,847)
Purchase price	$—

The estimated fair value of Evolent Health LLC was determined using a business enterprise valuation approach that discounted Evolent Health LLC’s projected cash flows based on an estimate of its weighted average cost of capital. Evolent Health LLC’s fair value was estimated to be $777.8 million. In addition, we determined the fair value of Evolent Health LLC’s tangible and identifiable intangible assets, deferred revenue and other liabilities, based on various income and market approaches, including the relief from royalty method for trade name and technologies, and the discounted cash flow method for customer relationships, both of which use Level 3 inputs (see Note 2 for discussion of fair value and use of Level 3 inputs). We are amortizing the acquired identifiable intangible assets over their estimated useful lives (see Note 2 for discussion of useful lives for intangible assets). The Offering Reorganization was structured as a tax-free exchange and, therefore, did not result in tax deductible goodwill.

The above allocation of fair values is based upon preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the Offering Reorganization will change the allocation of the fair value. Any subsequent changes within the measurement period that are material will be adjusted retrospectively.

After the Offering Reorganization and the IPO, we own 70.3% of the economic interests and 100% of the voting rights in Evolent Health LLC. Our operations will continue to be conducted through Evolent Health LLC and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

Pro forma financial information (unaudited)

The unaudited pro forma statement of operations data presented below gives effect to the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following amounts include adjustments to:

•	Remove the gain recognized upon the consolidation of the previously held equity interests in 2015 and reclassified said amount to 2014;

•	Remove transaction costs of $1.2 million in 2015 and reclassify said amount to 2014;

•	Record amortization expenses related to intangible assets beginning January 1, 2014;

•	Record adjustments of income taxes associated with these proforma adjustments

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2014. The pro forma adjustments were based on available information and assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company's historical financial information on a pro forma basis (in thousands).

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$36,463	$21,689	$73,503	$39,265

Net income (loss)	$(34,243)	$360,855	$(53,317)	$349,314
Net income (loss) attributable to
non-controlling interests	(14,922)	(6,981)	(23,264)	(12,804)
Net income (loss) attributable to
Evolent Health, Inc.	$(19,321)	$367,836	$(30,053)	$362,118

Net income (loss) available to
common shareholders:
Basic	$(0.64)	$14.63	$(1.07)	$14.40
Diluted	(0.64)	7.88	(1.07)	7.63

Evolent Health LLC Governance

The Company will serve as sole managing member of Evolent Health LLC. As such, it will control Evolent Health LLC’s business and affairs and will be responsible for the management of its business.

Coordination of Evolent Health, Inc. and Evolent Health LLC

We must, at all times, maintain a one-to-one ratio between the number of outstanding shares of our Class A common stock and the number of outstanding Class A common units of Evolent Health LLC.

Issuances of Common Units

Evolent Health LLC may only issue Class A common units to us, as the sole managing member of Evolent Health LLC. Class B common units may be issued only to persons or entities we permit (The Advisory Board, TPG and an affiliate of TPG). Such issuances of Class B common units shall be made in exchange for cash or other consideration. Class B common units may not be transferred as Class B common units except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the third amended and restated operating agreement of Evolent Health LLC. Any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock.

We entered into an exchange agreement with Evolent Health LLC, The Advisory Board, TPG and an affiliate of TPG. Pursuant to and subject to the terms of the exchange agreement and the third amended and restated operating agreement of Evolent Health LLC, holders of Class B common units, at any time and from time to time, may exchange one or more Class B common units, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis. The amount of Class A common stock issued or conveyed will be subject to equitable adjustments for stock splits, stock dividends and reclassifications. As holders exchange their Class B common units and Class B common stock for Class A common stock, our interest in Evolent Health LLC will increase.

5. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

As of
June 30,
2015
Leasehold improvements	$5,822
Furniture and equipment	1,604
Computer hardware	228
Internal-use software development costs	963
Total property and equipment	8,617
Accumulated depreciation and amortization	(154)
Total property and equipment, net	$8,463

We had no property or equipment as of December 31, 2014.

The Company capitalized $1.0 million of these internal-use software development costs for the three and six months ended June 30, 2015 (subsequent to the date of the Offering Reorganization). The net book value of capitalized internal-use software development costs was $1.0 million as of June 30, 2015.

Depreciation expense related to property and equipment was $0.2 million for the three and six months ended June 30, 2015 (subsequent to the date of the Offering Reorganization), of which amortization expense related to capitalized internal-use software development costs was less than $0.1 million for the three and six months ended June 30, 2015, (subsequent to the date of the Offering Reorganization).

6. Goodwill and Intangible Assets, Net

Goodwill

As part of the Offering Reorganization described in Note 4, we recorded $608.9 million in goodwill on our Condensed Consolidated Balance Sheets. Goodwill has an estimated indefinite life and is not amortized; rather it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. The Company believes that no such impairment indicators existed during the three and six months ended June 30, 2015, and accordingly, did not recognize any impairment of goodwill for the three and six months ended June 30, 2015.

Intangible Assets, Net

As part of the Offering Reorganization described in Note 4, intangible assets of $169.0 million were recorded on our Condensed Consolidated Balance Sheets.

Details of our intangible assets (in thousands) as of June 30, 2015, are presented below:

	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.9	$19,000	$79	$18,921
Customer relationships	24.9	120,000	397	119,603
Technology	6.9	30,000	354	29,646
Total		$169,000	$830	$168,170

We had no intangible assets as of December 31, 2014.

Amortization expense related to intangible assets for the three and six months ended June 30, 2015, was $0.8 million.

Future estimated amortization of intangible assets for the next five years as of June 30, 2015, was approximately $10.0 million per year.

7. Commitments and Contingencies

UPMC Reseller Agreement

The Company and the University of Pittsburgh Medical Center ("UPMC") are parties to a Reseller, Services and Non-Competition Agreement, dated August 31, 2011 (the “Original UPMC Reseller Agreement”), which was amended and restated by the parties on June 27, 2013 (as so amended, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. If the Company fails to generate minimum revenue for UPMC as a result of the provision of services during the four year period ending August 31, 2015, UPMC shall be entitled to receive, for no consideration, up to 1,000,000 shares of Class A common stock, based on a formula set forth in the UPMC Reseller Agreement. The Company met this commitment in the first quarter of 2015. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to the Company’s customers and top prospects.

The Advisory Board Company Reseller Agreement

The Company and The Advisory Board are parties to a Services, Reseller, and Non-Competition Agreement, dated August 31, 2011 (the “Original Advisory Board Reseller Agreement”), which was amended and restated by the parties on June 27, 2013, and May 1, 2015 (as so amended, the “Advisory Board Company Reseller Agreement”). Under the terms of the Advisory Board Company Reseller Agreement, The Advisory Board shall provide certain services to the Company on an as-requested basis.  In addition, The Advisory Board has a right of first offer to provide certain specified services during the term of the Agreement and has the rights to collect certain fees for specified referrals.

Contingencies

Tax Receivables Agreements

Pursuant to the consummation of the Offering Reorganization, the Company entered into TRA with its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO net operating losses. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no net operating loss carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including:

•
The timing of the exchanges and the price of the class A shares at the time of the transaction, triggering a tax basis increase in the Company’s asset and a corresponding benefit to be realized under the TRA; and

•
The amount and timing of our taxable income - the Company will be required to pay 85% of the tax savings as and when realized, if any. If the Company does not have taxable income, it will not be required to make payments under the TRA for that taxable year because no tax savings were actually realized.

Due to the items noted above, the fact that no share exchanges have occurred as of June 30, 2015, and that the Company's historical losses have not been utilized, the Company has not recorded a liability pursuant to the TRA.

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office location in Arlington, Virginia. In connection with these lease agreements, the Company is required to maintain a $2.0 million letter of credit, which declines annually throughout the term of the lease, and restricted cash of $1.7 million. As of June 30, 2015, the restricted funds held in connection with the lease were $3.7 million.

Total rental expense on operating leases for the three and six months ended June 30, 2015, was $0.4 million.

Indemnifications

The Company’s customer agreements generally include a provision by which the Company agrees to defend its customers against third party claims (a) for death, bodily injury, or damage to personal property caused by Company negligence or willful misconduct, (b) by former or current Company employees arising from such managed service agreements, (c) for intellectual property infringement under specified conditions, and (d) for Company violation of applicable laws, and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such indemnities and has not accrued any liabilities related to such obligations in the accompanying financial statements.

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and an affiliate of TPG (our "Investors") to register for sale under the Securities Act shares of our Class A common stock, including those delivered in exchange for Class B common units in the circumstances described above. Subject to certain conditions and limitations, this agreement provides our Investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights.

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement will include customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents, short term investments and accounts receivable. The Company's cash and cash equivalents and short term investments are held at financial institutions that management believes to be of high credit quality. While the Company maintains its cash and cash equivalents and short term investments with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses on cash and cash equivalents and short term investments to date. The following table summarizes those customers who represented at least 10% of our accounts receivable or revenue as of and for the periods presented:

		For the
		Three
		and Six
		Months
	As of	Ended
	June 30,	June 30,
	2015	2015
	Accounts
	Receivable	Revenue
Customer A	*	11.4%
Customer B	23.0%	10.6%
Customer C	34.1%	16.2%
Customer D	11.7%	15.4%
Customer E	17.7%	17.3%
Customer F	*	10.2%

* Represents less than 10.0% of the respective balance

The Company is also subject to significant concentration risk as a significant portion of our revenue is derived from services provided to our customers on our behalf by UPMC. UPMC is a founding investor in our organization and we have entered into a long-term agreement with them to conduct these services on our behalf; however, in the event of a disruption in service from UPMC, our revenue would be adversely impacted while we obtained a replacement vendor.

The Company is also subject to significant concentration risk as materially all of our cash and cash equivalents are held in a single money market fund. As of June 30, 2015, $211.4 million of cash and cash equivalents were held in a money market fund.

8. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$356,488	$(5,939)	$345,169	$(11,381)
Less:
Net income (loss) attributable to non-controlling interests	(3,424)	—	(3,424)	—
Undeclared cumulative preferred dividends	894	1,271	2,184	2,566
Net income (loss) available for common shareholders - Basic	359,018	(7,210)	346,409	(13,947)
Add:
Net income (loss) attributable to non-controlling interests	(3,424)	—	(3,424)	—
Undeclared cumulative preferred dividends converted during the period	894	—	2,184	—
Net income (loss) available for common shareholders - Diluted	$356,488	$(7,210)	$345,169	$(13,947)

Weighted-average common shares outstanding - Basic	13,976	2,272	8,513	2,141
Dilutive effect of options	1,854	—	1,508	—
Assumed conversion of convertible preferred stock at beginning-of-period	15,806	—	18,949	—
Assumed conversion of Class B common shares to Class A common shares	5,007	—	2,517	—
Weighted-average common shares outstanding - Diluted	36,643	2,272	31,487	2,141

Earnings (Loss) per Common Share
Basic	$25.69	$(3.17)	$40.69	$(6.51)
Diluted	9.73	(3.17)	10.96	(6.51)

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Convertible preferred stock	—	22,328	—	22,319
Restricted stock	—	1,054	—	907
Total	—	23,382	—	23,226

9. Stock-based Compensation

The 2011 Equity Incentive Plan ("2011 Plan") was amended on September 23, 2013, to increase the number of shares authorized to 9,141,268 shares of the Company's common stock. As of June 30, 2015, and December 31, 2014, 5,152,400 and 4,156,400 stock options, respectively, and 3,775,240 shares of restricted stock have been issued under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan ("2015 Plan") which provides for the issuance of 6,000,000 shares of the Company's Class A common stock. As of June 30, 2015, 683,243 stock options and 318,336 restricted stock units ("RSUs") have been issued under the 2015 Plan.

Total compensation expense (in thousands) by award type and line item in our condensed consolidated financial statements (in thousands) for the three and six months ended June 30, 2015, were as follows:

Award Type
Stock options	$1,166
Restricted stock	4,875
RSUs	113
Total	$6,154

Line Item
Cost of revenue	$409
Selling, general and
administrative expenses	5,745
Total	$6,154

We recorded $4.9 million in stock-based compensation, included in the totals above, during the three and six months ended June 30, 2015, for the acceleration of our unvested restricted shares which vested immediately after the Offering Reorganization and prior to the IPO.

For the three and six months ended June 30, 2015, less than $0.1 million of stock-based compensation included in the totals above was capitalized as software development costs.

Stock-based awards issued were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2015	2015
Stock options	803,243	1,789,243
RSUs	318,336	318,336

10. Income Taxes

Pursuant to the Offering Reorganization, the Company recorded $29.3 million in income tax provision for the three and six months ended June 30, 2015, due to changes in our deferred tax liability related to the increased difference in the book basis compared to the tax basis in our partnership interest in Evolent Health LLC. The basis difference resulted in an effective tax rate of 7.6% and 7.8% for the three and six months ended June 30, 2015. A portion of the basis difference is indefinite and relates to differences in profit and loss allocations before and after the Offering Reorganization. This resulted in deferred tax expense and is recorded as a component of the $23.9 million income tax expense. For the three and six months ended June 30, 2014, the effective tax rate was 0%, due to the impact of the full valuation allowance recorded against the Company’s net deferred tax assets; therefore, the Company recorded no provision (benefit) for income taxes for these periods.

The Offering Reorganization was treated as a nontaxable transaction and as such there was no step-up to fair value to the historical tax bases of the assets. The Company is required to record a deferred tax asset or liability resulting from book and tax basis differences related to assets and liabilities; therefore, the Company established a deferred tax liability in the amount of $29.7 million, recorded as a discrete item in the three and six months ended June 30, 2015, as income tax expense in the amount of $29.3 million and additional-paid-in capital of $0.4 million.

As of June 30, 2015, the Company had net operating losses ("NOLs") of approximately $106.5 million available to offset future taxable income that begin to expire in 2031 through 2035. However, as realization of such tax benefit is not more likely than not, based on management's evaluation, the Company has also established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize pre-IPO NOLs and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

As of each applicable period-end, the Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

Tax Receivables Agreement

Pursuant to the Offering Reorganization, subsequent exchanges of Class B common units of Evolent Health LLC, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future. In addition, certain net operating losses of Evolent Health Holdings (and of an affiliate of TPG) are available to us as a result of the Offering Reorganization.

As part of the Offering Reorganization, we entered into a TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local and foreign income tax (as applicable) we realize as a result of any deductions attributable to future increases in tax basis following the exchanges described above (calculated assuming that any post-offering transfer of Class B common units had not occurred) or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. We are accounting for these payments as contingent liabilities and will recognize them in our Condensed Consolidated Statement of Operations when their realization is probable. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $98.4 million, as well as deductions attributable to imputed interest on any payments made under the agreement.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 7 for additional discussion of the implications of the TRA.

11. Equity Method Investment

Prior to the Offering Reorganization described in Note 4, we did not control Evolent Health LLC, but were able to exert significant influence and, accordingly, accounted for our investment in Evolent Health LLC using the equity method of accounting. Subsequent to the Offering Reorganization, the Company consolidates the results of operations of Evolent Health LLC.

The allocation of profits and losses to the shareholders of Evolent Health LLC were based upon the second amended and restated operating agreement of Evolent Health LLC. As part of recording our equity portion of the losses of Evolent Health LLC, the Company applied the hypothetical liquidation at book value basis of accounting which allocates profits and losses to the members based upon the value that would accrue to each member at each period end based upon a theoretical liquidation at book value at that time.

During the three and six months ended June 30, 2015, Evolent Health, Inc.'s proportionate share of the losses of Evolent Health LLC was $16.8 million and $28.2 million, respectively, which included $0.3 million and $0.8 million, respectively, related to the amortization of a basis differential. During the three and six months ended June 30, 2014, Evolent Health, Inc.'s proportional share of the losses of Evolent Health LLC was $5.9 million and $11.4 million, respectively, which included $0.5 million and $1.0 million, respectively, related to the amortization of a basis differential.

The following is a summary of the operating results of Evolent Health LLC (in thousands) for the periods that it was accounted for as an equity method investment:

		For the		For the
	April 1,	Three	January 1,	Six
	2015	Months	2015	Months
	through	Ended	through	Ended
	June 3,	June 30,	June 3,	June 30,
	2015	2014	2015	2014
Total revenue	$24,774	$24,189	$61,814	$44,265
Cost of revenue (exclusive of
depreciation and amortization)	18,385	18,045	44,839	32,867
Gross profit	6,389	6,144	16,975	11,398

Operating income (loss)	(24,771)	(12,974)	(44,119)	(24,618)
Net income (loss)	(24,764)	(12,916)	(44,079)	(24,542)

12. Non-controlling Interests

In connection with the closing of our IPO, we used the net proceeds of the IPO to purchase 13,225,000 newly-issued units in Evolent Health LLC. Additionally, in connection with the Offering Reorganization, we acquired 2,051,468 units in Evolent Health LLC. As of June 30, 2015, we owned 70.3% of Evolent Health LLC.

Changes in non-controlling interests (in thousands) for the three and six months ended June 30, 2015, were:

Non-controlling interests as of beginning-of-period	$—
Increase in non-controlling interests as a result of the Offering
Reorganization	332,793
Decrease in non-controlling interests as a result of the merger
of the TPG affiliate with and into Evolent Health, Inc.	(34,875)
Net income (loss) subsequent to the offering reorganization attributable
to non-controlling interests	(3,424)
Non-controlling interests as of end-of-period	$294,494

13. Related Parties
The Company works closely with both of its founding investors, The Advisory Board and UPMC. The relationship with The Advisory Board is centered on educating health system CEOs on innovations in the healthcare space. In return, the Company makes valuable connections with CEOs of health systems that could then become customers. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily third-party administration or "TPA" services) necessary to deliver on the Company’s customer commitments.

Prior to the Offering Reorganization, we issued shares of our stock to certain of our customers while concurrently entering into revenue contracts with those customers. Those customers are considered related parties and the balances and/or transactions with them are reported on our condensed consolidated financial statements. We did not have any transactions with our related parties for the period January 1, 2014, through June 4, 2015.

In April 2015, Evolent Health LLC amended its existing platform and operations agreement with one of its customers. The amended agreement reduced the contractually guaranteed revenue over the service period and provided the customer with a 60-day put option expiring on May 31, 2015, to require the Company to repurchase the customer's preferred shares for $10.65 per share for a total of $10.6 million. The put option was exercised on April 27, 2015; however, certain existing investors assumed this obligation and repurchased the shares directly from the customer. There was no impact to the Company's financial statements as a result of the put option. As this customer no longer has an equity interest in the Company, we will exclude this customer from the related parties disclosures above beginning in the third quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2015, compared with December 31, 2014, and the results of operations for the three and six months ended June 30, 2015, compared with the corresponding period in 2014 of Evolent Health, Inc. and its consolidated subsidiary Evolent Health LLC. Unless otherwise stated or the context otherwise requires, “Evolent,” “Company,” “we,” “our” or “us” refers to Evolent Health, Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our final prospectus filed with the SEC on June 5, 2015, ("Final Prospectus") including the sections entitled “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations”; and our current reports on Form 8-K filed in 2015.

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like:  “believe,” “anticipate,” “expect,” “estimate,” "aim," "predict," "potential," "continue," "plan," “project,” “will,” "should," “shall,” "may," "might" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance.  In particular, these include statements relating to future actions, trends in our businesses, prospective services, future performance or financial results and the outcome of contingencies, such as legal proceedings.  We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	The structural change in the market for healthcare in the United States;

•	Our ability to effectively manage our growth;

•	The significant portion of revenue we derive from our largest partners;

•	Our ability to offer new and innovative products and services;

•	The growth and success of our partners, which is difficult to predict and is subject to factors outside of our control;

•	Our ability to attract new partners;

•	Our ability to recover the significant upfront costs in our partner relationships;

•	Our ability to estimate the size of our target market;

•	Our ability to maintain and enhance our reputation and brand recognition;

•	Consolidation in the healthcare industry;

•	Competition which could limit our ability to maintain or expand market share within our industry;

•	Our ability to partner with providers due to exclusivity provisions in our contracts;

•	Uncertainty in the healthcare regulatory framework;

•	Restrictions and penalties as a result of privacy and data protection laws;

•	Adequate protection of our intellectual property;

•	Any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	Our use of “open source” software;

•	Our reliance on third parties;

•	Our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	Data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	Breaches or failures of our security measures;

•	Our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	Our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	Risks related to future acquisition opportunities;

•	Our future indebtedness and our ability to obtain additional financing;

•	Our ability to achieve profitability in the future;

•	The requirements of being a public company;

•	The risk of potential future litigation; and

•	Our ability to remediate the material weakness in our internal control over financial reporting.

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Final Prospectus, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

INTRODUCTION

Background and Recent Events

The Company was originally organized as a corporation in August 2011 and was capitalized through contributions of cash and intangible assets in exchange for preferred stock.

On September 23, 2013, Evolent Health, Inc. undertook a reorganization (the “Reorganization”) in which Evolent Health Holdings, Inc. (“Evolent Health Holdings”) was formed and Evolent Health, Inc. converted into Evolent Health LLC, a limited liability company. Evolent Health Holdings did not control Evolent Health LLC after the Reorganization, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting.

Evolent Health, Inc., the registrant, was incorporated as a Delaware corporation on December 12, 2014, for the purpose of the Company’s initial public offering ("IPO"). Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock. Pursuant to the Offering Reorganization, Evolent Health Inc. merged with Evolent Health Holdings and an affiliate of TPG. In accordance with the terms of the mergers, each of the then-existing stockholders of Evolent Health Holdings, including UPMC, The Advisory Board, TPG, as well as certain other entities, existing customers and employees, received a certain number of shares of our Class A common stock in exchange for each share of common stock it held in Evolent Health Holdings, and TPG received a certain number of shares of our Class A common stock in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc. In addition, pursuant to the Offering Reorganization we issued shares of our Class B common stock to TPG and The Advisory Board, each of which was a member of Evolent Health LLC prior to the Offering Reorganization. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law or pursuant to our amended and restated certificate of incorporation or amended and restated bylaws. Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock and is otherwise non-transferable pursuant to an exchange agreement.

Substantially all of our operations will continue to be conducted through Evolent Health LLC, and subsequent to the Offering Reorganization the financial results of Evolent Health LLC will be consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

Business Overview

We are a market leader and a pioneer in the new era of healthcare delivery and payment, in which leading providers are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from fee-for-service reimbursement to value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

We consider value-based care to be the necessary convergence of healthcare payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS healthcare, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance driven by the emergence of the health insurance exchanges and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of healthcare delivery costs, their primary position with consumers and their strong local brand.

We market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a Blueprint for executing that opportunity.
During the second portion of the transformation phase, which typically lasts twelve to fifteen months, we generally work with our partner to implement the Blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek to enter into long-term agreements which we call the platform and operations phase and contracts can range from three to ten years and we deliver a wide range of services that support our partner in the execution of its new strategy. In the platform and operations phase we establish a local market presence and embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience by our partners after a notice period has passed, and certain partners would be required to pay us a termination fee in certain circumstances.

As of June 30, 2015, we had entered into long-term contractual relationships with ten partners and a significant portion of our revenue is concentrated with several partners. Our six largest partners, Indiana University Health, Piedmont WellStar Health Plan, WakeMed Health and Hospitals, MedStar Health, Inc., Premier Health Partners and Baptist Healthcare System, Inc. comprised 17.3%, 16.2%, 15.4%, 11.4%, 10.6%, and 10.2%, respectively, of our revenue for the six months ended June 30, 2015, or 81.1% in the aggregate. At times our contracts may be amended to change the nature of the services and/or the time period over which they are provided. In April 2015, we signed an amendment to our agreement with Piedmont WellStar Health Plan that reduced our expected revenue under that contract. Revenue estimates are based on various assumptions, including those relating to the expected lives on platform, and may vary depending on the performance of our partner’s health plan and other factors. We currently expect a reduction in revenue for 2016 and 2017 of 14% and 40%, respectively, relative to the revenue expected to be attributable to that contract in fiscal 2015, with more significant reductions expected in 2018. Accordingly, we currently expect the remaining total value for our contract with Piedmont WellStar to be reduced by approximately one-half. In connection with the amendment, the partner also sold its 2.2% ownership interest in us to certain of our existing investors, consisting of TPG, The Advisory Board and UPMC.

We have incurred significant operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth objectives, we may not be able to achieve profitability. As of June 30, 2015, we believe we have sufficient liquidity for the next twelve months.

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.

For additional information see our Final Prospectus, specifically “Management’s discussion and analysis of financial condition and results of operations.”

Critical Accounting Policies and Estimates

The MD&A included in our Final Prospectus contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our Final Prospectus and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our Final Prospectus.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform a two-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test. In Step 1 of the evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the implied fair value of goodwill is determined. The fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of goodwill on our Condensed Consolidated Statements of Operations.

Intangible Assets, Net
On June 4, 2015, the Company completed the Offering Reorganization which required us to remeasure the assets, liabilities and non-controlling interests of our equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4 to our Notes to Condensed Consolidated Financial Statements in Part I - Item 1.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group exceed the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value.

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the three and six months ended June 30, 2015 and 2014, do not reflect a complete view of the operational results for those periods.

Evolent Health, Inc. Results

Evolent Health, Inc.’s results for the three and six month period ended June 30, 2015, reflect the results of operations from the time of the Offering Reorganization, or June 4, 2015, through the end of the period, or June 30, 2015. Revenue for the three months ended June 30, 2015, was $10.4 million as compared to zero in the same period in the prior year. Operating expenses for the period were $22.0 million and increased over the prior year as a result of the consolidation of Evolent Health, LLC. See below for further discussion of the adjusted operating results.

Interest income (expense), net

As a result of the Offering Reorganization, the cash and cash equivalents and investments of Evolent Health LLC are now consolidated and reflected on our condensed consolidated balance sheet. Interest income consists of interest from investing cash in money market funds. We expect our average investment balance to increase compared to prior periods and correspondingly expect interest income to grow in future periods.

Gain on consolidation

As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recognized a gain of $414.1 million for the three and six months ended June 30, 2015. We accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC’s assets and liabilities as of the effective date of the Offering Reorganization, including goodwill of $608.9 million and intangible assets of $169.0 million (consisting of $19.0 million, $120.0 million and $30.0 million for the corporate trade name, existing customer relationships and existing technology, respectively).

Income (loss) from affiliate

Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC for the three and six months ended June 30, 2015, was ($16.8) million and ($28.2) million, respectively, which included $0.3 million and $0.8 million, respectively, related to the amortization of a basis differential. Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC for the three and six months ended June 30, 2014, was ($5.9) million and ($11.4) million, respectively, which included $0.5 million and $1.0 million, respectively, related to the amortization of a basis differential. Effective June 4, 2015, and as a result of the Offering Reorganization, we will not be recognizing income (loss) from the Evolent Health LLC affiliate in future periods.

Provision (benefit) for income taxes

The Company recorded an income tax provision of $29.3 million for the three and six months ended June 30, 2015, compared to no tax expense (benefit) in 2014. The change in the provision was due primarily to recording the tax liability related to the increased difference in the book and tax basis in our partnership interest in Evolent Health LLC pursuant to the Offering Reorganization, which resulted in a step-up in our book basis without a corresponding increase in the tax basis. Currently, $6.2 million of our book and tax basis difference deferred tax liability is expected to reverse outside of our NOL carryforward period. Future tax losses generated by the Company will allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, while the Company still maintains its valuation allowance. Therefore, the Company may record tax benefits in future periods.

During the three and six months ended June 30, 2015, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and are currently reflecting a full valuation allowance in our financial statements.

Net income (loss) attributable to non-controlling interests

As a result of the Offering Reorganization and subsequent to June 4, 2015, we now consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity, however, own 70.3% of the economic rights and eliminate the non-controlling interest from our results of operations. The $3.4 million net loss attributable to non-controlling interest represents 29.7% of the operating losses for the three months ended June 30, 2015.

Evolent Health, Inc. Adjusted Results

In order to provide a consistent presentation for the periods before and after June 4, 2015, and effectively provide comparative results, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred on the first day of the relevant period and, therefore, include the operations of Evolent Health LLC for the period from January 1, 2014, through June 4, 2015. Including Evolent Health LLC’s results for this period is not consistent with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to comparable GAAP measures. The details in the tabular presentation below reflect our income statement as adjusted to reflect results from operation for the three and six month periods as if the Reorganization had occurred at the beginning of the respective periods. The presentation also reflects other adjustments described in “Non-GAAP Financial Measures.”

	For the Three Months Ended June 30, 2015						For the Three Months Ended June 30, 2014
		Add:						Add:
	Evolent	Evolent	Add:	Less:	Less:	Evolent	Evolent	Evolent	Less:	Evolent
	Health, Inc.	Health LLC	Purchase	Stock-based	Transaction	Health, Inc.	Health, Inc.	Health LLC	Stock-based	Health, Inc.	Change Over Prior Period
	as Reported	Operations (1)	Accounting (2)	Compensation	Costs	as Adjusted	as Reported	Operations (3)	Compensation	as Adjusted	$	%
Revenue
Transformation	$2,703	$5,380	$364	$—	$—	$8,447	$—	$8,532	$—	$8,532	$(85)	(1.0)%
Platform and operations	7,711	19,394	911	—	—	28,016	—	15,657	—	15,657	12,359	78.9%
Total revenue	10,414	24,774	1,275	—	—	36,463	—	24,189	—	24,189	12,274	50.7%
Expenses
Cost of revenue (exclusive
of depreciation and
amortization presented
separately below)	7,887	18,385	—	1,343	—	24,929	—	18,045	225	17,820	7,109	39.9%
Selling, general and
administrative expenses	13,082	30,006	—	18,529	2,777	21,782	—	18,477	2,744	15,733	6,049	38.4%
Depreciation and
amortization expenses	984	1,154	—	—	—	2,138	—	641	—	641	1,497	N/A
Total operating
expenses	21,953	49,545	—	19,872	2,777	48,849	—	37,163	2,969	34,194	14,655	42.9%
Operating income
(loss)	$(11,539)	$(24,771)	$1,275	$(19,872)	$(2,777)	$(12,386)	$—	$(12,974)	$(2,969)	$(10,005)	$(2,381)	23.8%

Transformation revenue
as a % of total revenue						23.2%				35.3%
Platform and operations as
a % of total revenue						76.8%				64.7%
Cost of revenue as a %
of total revenue						68.4%				73.7%
Selling, general and
administrative expenses
as a % of total revenue						59.7%				65.0%

(1)	Represents the operational results of Evolent Health LLC for the period April 1, 2015, through June 3, 2015, prior to consolidation

(2)	Represents adjustments to remove the results of purchase accounting as described in Note 4 to the condensed consolidated financial statements included in "Part I - Item 1"

(3)	Represents the operational results of Evolent Health LLC for the period April 1, 2014, through June 30, 2014

	For the Six Months Ended June 30, 2015						For the Six Months Ended June 30, 2014
		Add:						Add:
	Evolent	Evolent	Add:	Less:	Less:	Evolent	Evolent	Evolent	Less:	Evolent
	Health, Inc.	Health LLC	Purchase	Stock-based	Transaction	Health, Inc.	Health, Inc.	Health LLC	Stock-based	Health, Inc.	Change Over Prior Period
	as Reported	Operations (1)	Accounting (2)	Compensation	Costs	as Adjusted	as Reported	Operations (3)	Compensation	as Adjusted	$	%
Revenue
Transformation	$2,703	$15,755	$364	$—	$—	$18,822	$—	$15,951	$—	$15,951	$2,871	18.0%
Platform and operations	7,711	46,059	911	—	—	54,681	—	28,314	—	28,314	26,367	93.1%
Total revenue	10,414	61,814	1,275	—	—	73,503	—	44,265	—	44,265	29,238	66.1%
Expenses
Cost of revenue (exclusive
of depreciation and
amortization presented
separately below)	7,887	44,839	—	1,783	—	50,943	—	32,867	323	32,544	18,399	56.5%
Selling, general and
administrative expenses	13,082	58,457	—	26,109	3,775	41,655	—	34,719	4,074	30,645	11,010	35.9%
Depreciation and
amortization expenses	984	2,637	—	—	—	3,621	—	1,297	—	1,297	2,324	179.2%
Total operating
expenses	21,953	105,933	—	27,892	3,775	96,219	—	68,883	4,397	64,486	31,733	49.2%
Operating income
(loss)	$(11,539)	$(44,119)	$1,275	$(27,892)	$(3,775)	$(22,716)	$—	$(24,618)	$(4,397)	$(20,221)	$(2,495)	12.3%

Transformation revenue
as a % of total revenue						25.6%				36.0%
Platform and operations as
a % of total revenue						74.4%				64.0%
Cost of revenue as a %
of total revenue						69.3%				73.5%
Selling, general and
administrative expenses
as a % of total revenue						56.7%				69.2%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through June 3, 2015, prior to consolidation

(2)	Represents adjustments to remove the results of purchase accounting as described in Note 4 to the condensed consolidated financial statements included in "Part I - Item 1"

(3)	Represents the operational results of Evolent Health LLC for the period January 1, 2014, through June 30, 2014

Revenue

We derive our revenue from two sources: transformation and platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized based upon proportionate performance over the life of the engagement. Transformation revenue can fluctuate based on both the timing of when contracts are executed with partners and the timing of work being performed. During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate or per member per month fee ("PMPM") multiplied by the number of members that our partners are managing under a value-based care arrangement. The platform and operations agreements often include contingent fees such as service level agreements, incentive awards and other performance measures which are recognized when the amount is estimable and there is evidence to support meeting the criteria. In some cases, we recognize revenue when the cash is received as we have limited to support our estimate. Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform, the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. We also have arrangements with multiple deliverables (including both transformation and platform and operations components) and we evaluate the deliverables to determine whether they represent a separate unit of accounting. Revenue is then allocated to the units of accounting based on each unit’s relative selling price.

Adjusted Revenue increased by $12.3 million or 50.7%, to $36.5 million for the three months ended June 30, 2015, and increased by $29.2 million or 66.1%, to $73.5 million for the six months ended June 30, 2015, as compared to the prior year periods.

Adjusted Transformation Revenue accounted for 23.2% and 25.6% of our total Adjusted Revenue for the three and six months ended June 30, 2015, and 35.3% and 36.0% of our total Adjusted Revenue for the three and six months ended June 30, 2014. Adjusted Transformation Revenue decreased $0.1 million compared to the same quarter of last year due primarily to the timing of work being performed. Adjusted Transformation Revenue increased by $2.9 million for the six months ended June 30, 2015, as compared to June 30, 2014, due primarily to an increase in the number of implementation contracts as well as one time fees associated with contract option terminations. Over time we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue.

Adjusted Platform and Operations Revenue increased by $12.4 million or 78.9% for the three months ended June 30, 2015, as compared to the same period in 2014 and $26.4 million, or 93.1%, for the six months ended June 30, 2015. These increases were driven primarily by enrollment growth of 108% from 285,633 lives on our platform as of June 30, 2014, to 594,020 lives on our platform as of June 30, 2015. Offsetting the growth in volume, we experienced a slight decline in our average per-member per month ("PMPM") fee from $17.82 to $17.41, or 2.3%, from the period ended June 30, 2014, to the period ended June 30, 2015. The decrease in PMPM was due primarily to a shift in population mix towards a greater proportion of lives under payer value agreements and is a trend we expect to continue. We ended the quarter with eight partners in the platform and operations phase as compared to five as of June 30, 2014, and ten partners under long-term agreements as of June 30, 2015.

	As of or For the Quarter Ended
	June 30,	June 30,
	2015	2014	Change
Lives on platform (1)	594,020	285,633	108.0%
Average PMPM (2)	$17.41	$17.82	(2.3)%

(1)	Member lives reflect members as of the end of the respective period.

(2)
Quarterly average PMPM is calculated by dividing Adjusted Platform and Operations Revenue in the respective period by the average of (i) the number of members at the beginning of the period and (ii) the number of members at the end of the period then dividing the result by the number of months in the period.

Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee related expenses (including salaries, benefits and stock-based compensation), third-party administration ("TPA") support and other services provided by one of our investors, UPMC, as well as other professional fees.

Adjusted Cost of Revenue increased $7.1 million to $24.9 million, or 68.4% of Adjusted Cost of Revenue, for the three months ended June 30, 2015, as compared to $17.8 million, or 73.7% of Adjusted Revenue, for the three months ended June 30, 2014, and also increased for the six month comparable periods. For the three month periods, approximately $3.2 million of the increase in Adjusted Cost of Revenue is due primarily to additional personnel costs (excluding stock based compensation) related to growth in our Adjusted Revenue and delivery of our services. The remaining increase was attributable primarily to a $2.2 million increase in TPA services due to additional members on our platform,$1.3 million in professional fees and $0.2 million in travel expenses. The comparison for the six month period ended June 30, 2015, to June 30, 2014, indicated similar trends with $8.9 million attributable to personnel costs

(excluding stock based compensation), $5.5 million attributable to TPA services, $3.2 million in professional fees and $0.5 million in travel incurred related to client work. While our Adjusted Cost of Revenue is expected to increase as our business grows, we expect that over time the costs will decrease as a percentage of our total Adjusted Revenue.

Selling, general and administrative expenses

Our selling, general and administrative expenses consists primarily of employee-related expenses (including salaries, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, PBM administration, technology infrastructure, clinical program development and data analytics.

Adjusted Selling, General and Administrative expenses (excluding stock based compensation expenses and transaction costs) increased $6.0 million, or 38.4%, to $21.8 million for the three months ended June 30, 2015, as compared to $15.7 million for the three months ended June 30, 2014. Approximately $4.9 million of the increase was due to additional personnel costs (excluding stock-based compensation) including investments in business development, research and development and overhead departments. The remaining increase of $1.1 million was due primarily to professional fees, rent expense and travel associated with our growth. The $11.0 million increase in Adjusted Selling, General and Administrative expenses for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was due to similar trends. Approximately $8.9 million of the increase was due to additional personnel costs (excluding stock-based compensation) and $2.0 million due to increases in professional fees, rent expenses, technology services and travel related to our growth. We expect our selling, general and administrative expenses to continue to increase for the foreseeable future as we transition to a public company and continue to grow. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, including amortization for the intangible assets of $169.0 million, amortization of internally developed software and depreciation of property and equipment.

Adjusted Depreciation and Amortization Expenses increased $1.5 million to $2.1 million for the three months ended June 30, 2015, as compared to $0.6 million for the three months ended June 30, 2014. The increase was due primarily to the amortization of the intangible assets of $0.8 million recorded as a result of the Offering Reorganization on June 4, 2015. The increase of $2.3 million for the six month period was attributable to the amortization of intangibles recorded as a result of the Offering Reorganization. We expect depreciation and amortization expense to increase in future periods as we will have a full three months of amortization related to the intangibles in future quarters.

Stock Based Compensation Expense

Stock Based Compensation expense includes the fair value of equity awards granted to employees. The increase in stock based compensation expense was due to non-employee accounting treatment which required us to mark our unvested awards to market at the end of each period combined with an increase in share price for the three and six months ended June 30, 2015, compared to June 30, 2014. Additionally, our unvested restricted shares vested immediately after the Offering Reorganization and prior to the IPO accelerating $4.9 million in expense into the current period.

Transaction Expenses

Transaction costs relate to the Offering Reorganization and the IPO and consist primarily of legal and advisory fees. These costs were specifically related to these events and we expect these expenses to decline in subsequent periods.

Purchase Accounting Adjustments

As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC’s assets and liabilities as of the effective date of the Offering Reorganization, including goodwill of $608.9 million and intangible assets of $169.0 million as noted above. We also recorded the fair value of deferred revenue resulting in a $5.0 million reduction to the book value. The adjustments in the table above reflect the portion of the adjustment that would have been recognized as revenue in the period from the Offering Reorganization through the end of the period.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred net operating losses and cash outflows from operations. The Company incurred net losses of $28.4 million and $39.7 million (excluding the gain on consolidation and tax provision) for the three and six months ended June 30, 2015, respectively, and net losses of $5.9 million and $11.4 million for the three and six months ended June 30, 2014, respectively. Net cash used in operating activities was $5.8 million and zero for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had $219.4 million of cash and cash equivalents.

We believe our current cash, short-term investments and other sources of liquidity will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2015, the Company had $219.4 million of cash and cash equivalents and $6.9 million in restricted cash.

Contractual Obligations

Our contractual obligations (in thousands) as of June 30, 2015, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$3,213	$6,670	$7,008	$1,816	$18,707
Purchase obligations	993	2,623	—	—	3,616
Total	$4,206	$9,293	$7,008	$1,816	$22,323

Letters of Credit

Restricted cash of $6.9 million is carried at cost and includes $3.7 million in collateral for letters of credit required as security deposits for facility leases, $3.2 million held for PBM services payments and other restricted balances as of June 30, 2015.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit strategic acquisitions. The Company does not have any outstanding debt and does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

NON-GAAP FINANCIAL MEASURES

In addition to disclosing financial results that are determined in accordance with GAAP, we present and discuss Adjusted Revenue, Adjusted Transformation Revenue, Adjusted Platform and Operations Revenue, Adjusted Cost of Revenue, Adjusted Selling, General and Administrative Expenses, Adjusted Depreciation and Amortization and Adjusted Operating Income (Loss), which are all non-GAAP financial measures, as a supplemental measure to help investors evaluate our fundamental operational performance. In addition to the adjustments described below, each of the following adjusted measures are also adjusted to reflect the Offering Reorganization as if it had occurred on the first day of the relevant period as described above and are adjusted to exclude the impact of purchase accounting adjustments, stock-based compensation expenses and transaction expenses related to the Offering Reorganization and IPO.

These adjusted measures do not represent and should not be considered as alternatives to GAAP measurements, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. A reconciliation of these adjusted measures to the comparable GAAP financial measures is presented in the tables above. We believe these measures are useful across time in evaluating our fundamental core operating performance. Management also uses certain of these measures to manage our business, including in preparing its annual operating budget, financial projections and compensation plans. We believe that certain of these measures are also useful to investors because similar measures are frequently used by securities analysts, investors and other interested parties in their evaluation of companies in similar industries.

OTHER MATTERS

Off-balance Sheet Arrangements

Through June 30, 2015, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, or had any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, primarily our existing investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 13 to the condensed consolidated financial statements included in "Part I - Item 1."

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in "Risk factors” in our Final Prospectus and “Forward-Looking Statements – Cautionary Language” above.

Recent Accounting Pronouncements

See Note 2 to our Notes to Condensed Consolidated Financial Statements in Part I - Item 1 for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of June 30, 2015, cash and cash equivalents and restricted cash was $226.3 million, which consisted of bank deposits with FDIC participating banks of $14.8 million and cash equivalents deposited in a money-market fund of $211.5 million. The cash on deposit with banks is not susceptible to interest rate risk.

As of June 30, 2015, the Company did not have any indebtedness. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process as disclosed in our final prospectus filed with the Securities and Exchange Commission on June 5, 2015, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective. The company has begun taking steps to address the underlying causes of the material weakness as described further in “~~-~~Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.”  As a result of the remediation taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three and six months ended June 30, 2015, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

The material weakness that we identified resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness, primarily by hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process. During the preparation of this quarterly report, our management has implemented certain additional substantive and analytical review procedures to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those disclosed under “~~-~~ Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting,” during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Offer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 7 in “Part I – Item 1.”

Item 1A. Risk Factors

For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Risk factors” in our Company’s final prospectus filed with the SEC on June 5, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Equity Securities

Class A Common Stock and Class B Common Stock: On June 4, 2015, we issued 28,226,748 shares of our Class A common stock and 17,524,596 shares of our Class B common stock in connection with the transactions that we refer to as the Offering Reorganization. These shares were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the prospective investment. The issued shares were exchanged on a pro rata basis and the consideration represented the same investment in the Company already held by such investors, but in a different form.

Use of Proceeds

On June 4, 2015, our Company’s final prospectus filed with the SEC on June 5, 2015, ("Final Prospectus") (File No. 333-203852) was declared effective by the Securities and Exchange Commission ("SEC") for our IPO pursuant to which we registered and sold an aggregate of 13,225,000 shares of our Class A common stock (including 1,725,000 shares sold pursuant to the underwriters' over-allotment option) at a price of $17.00 per share. J.P. Morgan Securities LLC and Goldman, Sachs & Co. acted as joint lead book-running managers in the offering. Wells Fargo Securities, William Blair & Company, LLC, SunTrust Robinson Humphrey and Leerink Partners acted as co-managers in the offering. The offering commenced on May 26, 2015, and did not terminate before all of the securities registered in the prospectus were sold. The offering closed on June 10, 2015, resulting in net proceeds of $209.1 million after deducting underwriters' discounts and commissions and other offering expenses of $15.7 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock, or to their associates, or to our affiliates. We used the net proceeds from the IPO to purchase 13,225,000 newly-issued units in Evolent Health LLC, our consolidated subsidiary, at a price per unit equal to the initial public offering price of our Class A common stock. There has been no material change in the use of proceeds as described in the Final Prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits included in this report are listed in the Exhibit Index beginning on page E-1, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Nicholas McGrane
Nicholas McGrane
Chief Financial Officer

/s/ Cynthia Cann
Cynthia Cann
Chief Accounting Officer

Dated: August 7, 2015

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2015

3.1		Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herin by reference
3.2		Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
4.1		Registration Rights Agreement, dated June 4, 205, by and among Evolent Health, Inc., TPG Growth II BDH,
L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as
Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.1	*	First Amendment to the Amended and Restated Services, Reseller and Non-Competition Agreement by and
between The Advisory Board Company and Evolent Health LLC, dated as of May 1, 2015 filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed with the SEC on May 4, 2015 and incorporated herein by reference
10.2		Stockholders Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC, TPG
Growth II BDH.L.P., TPG Eagle Holdings, L.P., UPMC and the Advisory Board Company, filed as Exhibit
10.1 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.3		Exchange Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC, TPG Eagle
Holdings, L.P., The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 10.2 to the Report on
Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.4		Third Amended and Restated Operating Agreement of Evolent Health LLC, dated June 4, 2015, filed as Exhibit
10.3 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.5		Tax Receivables Agreement, dated June 4, 2015, by and among Evolent Health, Inc. and certain stockholders of
Evolent Health, Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.6		Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive
Compensation Plan, filed as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.7		Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on
June 4, 2015, and incorporated herein by reference
10.8		Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc., 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on
June 4, 2015, and incorporated herein by reference
10.9		Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

* The Company's request for confidential treatment with respect to certain portions of this exhibit has been accepted.

E-1