Form 10-Q
period 2015-09-30
Evolent Health, Inc.
filed 2015-11-06
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
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
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of November 5, 2015, there were 41,475,498 shares of the registrant’s Class A common stock outstanding and 17,524,596 shares of the registrant's Class B common stock outstanding.

Evolent Health, Inc.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$208,157	$—
Restricted cash	1,322	—
Accounts receivable, net (amounts related to affiliates: 2015 - $4,468; 2014 - zero)	30,541	—
Prepaid expenses and other current assets	3,520	—
Investments, at amortized cost	2,023	—
Deferred tax assets, net	658	1,074
Total current assets	246,221	1,074
Restricted cash	2,511	—
Investments, at amortized cost	22,048	—
Property and equipment, net	10,755	—
Goodwill	608,903	—
Intangible assets, net	165,661	—
Other non-current assets	82	—
Equity method investment	—	37,203
Total assets	$1,056,181	$38,277

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2015 - $5,464; 2014 - zero)	$12,642	$—
Accrued liabilities (amounts related to affiliates: 2015 - $883; 2014 - zero)	21,682	—
Deferred revenue	33,466	—
Investment payable	22,048	—
Total current liabilities	89,838	—
Other long-term liabilities	67	—
Deferred tax liabilities, net	30,224	1,074
Total liabilities	120,129	1,074
Commitments and Contingencies (See Note 8)
Redeemable Preferred Stock
Series A redeemable preferred stock - zero and 7,900,000 shares authorized, issued and outstanding as of September 30, 2015, and
December 31, 2014, respectively; liquidation value of zero and $25,018 as of September 30, 2015, and December 31, 2014,
respectively	—	12,847
Series B redeemable preferred stock - zero and 6,467,376 shares authorized, issued and outstanding as of September 30, 2015, and
December 31, 2014, respectively; liquidation value of zero and $27,359 as of September 30, 2015, and December 31, 2014,
respectively	—	24,833
Series B-1 redeemable preferred stock - zero and 1,953,124 shares authorized as of September 30, 2015, and December 31, 2014, respectively; zero and 360,420 shares issued and outstanding as of September 30, 2015, and December 31, 2014, respectively;
liquidation value of zero and $1,478 as of September 30, 2015, and December 31, 2014, respectively	—	1,593
Total redeemable preferred stock	—	39,273
Shareholders' Equity (Deficit)
Series A preferred stock - $0.001 par value; zero and 7,700,000 shares authorized as of September 30, 2015, and December 31,
2014, respectively; zero and 7,400,000 shares issued and outstanding as of September 30, 2015, and December 31, 2014,
respectively; liquidation value of zero and $23,200 as of September 30, 2015, and December 31, 2014, respectively	—	2
Class A common stock - $0.01 par value; 750,000,000 and 33,812,808 shares authorized as of September 30, 2015,
December 31, 2014, respectively; 41,475,498 and 4,047,484 shares issued and outstanding as of September 30, 2015, and
December 31, 2014, respectively	415	1
Class B common stock - $0.01 par value; 100,000,000 and zero shares authorized as of September 30, 2015, and December 31,
2014, respectively; 17,524,596 and zero shares issued and outstanding as of September 30, 2015, and December 31, 2014,
respectively	175	—
Additional paid-in-capital	335,269	23,733
Retained earnings (accumulated deficit)	310,807	(25,806)
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	646,666	(2,070)
Non-controlling interests	289,386	—
Total equity (deficit)	936,052	(2,070)
Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$1,056,181	$38,277

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Transformation (1)	$6,783	$—	$9,486	$—
Platform and operations (1)	33,623	—	41,334	—
Total revenue	40,406	—	50,820	—

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented below) (1)	24,762	—	32,649	—
Selling, general and administrative expenses (1)	29,834	—	42,916	—
Depreciation and amortization expenses	3,056	—	4,040	—
Total operating expenses	57,652	—	79,605	—
Operating income (loss)	(17,246)	—	(28,785)	—
Interest income (expense), net	54	—	67	—
Gain on consolidation	—	—	414,133	—
Income (loss) from affiliate	—	(3,167)	(28,165)	(14,548)
Income (loss) before income taxes and non-controlling interests	(17,192)	(3,167)	357,250	(14,548)
Provision (benefit) for income taxes	(104)	—	29,169	—
Net income (loss)	(17,088)	(3,167)	328,081	(14,548)
Net income (loss) attributable to non-controlling interests	(5,108)	—	(8,532)	—
Net income (loss) attributable to Evolent Health, Inc.	$(11,980)	$(3,167)	$336,613	$(14,548)

Earnings (Loss) Available to Common Shareholders
Basic	$(11,980)	$(5,196)	$334,429	$(19,143)
Diluted	(11,980)	(5,196)	328,081	(19,143)

Earnings (Loss) per Common Share
Basic	$(0.29)	$(2.07)	$17.05	$(8.77)
Diluted	(0.29)	(2.07)	7.93	(8.77)

Weighted-Average Common Shares Outstanding
Basic	41,468	2,506	19,618	2,184
Diluted	41,468	2,506	41,398	2,184

(1)	Amounts related to affiliates included above are as follows (see Note 14):

	Revenue
	Transformation	$485	$—	$534	$—
	Platform and operations	10,732	—	14,660	—

	Expenses
	Cost of revenue (exclusive of depreciation and amortization)	6,470	—	8,303	—
	Selling, general and administrative expenses	689	—	940	—

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine
	Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$328,081	$(14,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Offering Reorganization	(414,133)	—
Loss from equity method investees	28,165	14,548
Depreciation and amortization	4,040	—
Stock-based compensation expense	10,536	—
Deferred tax provision	29,169	—
Other	93	—
Changes in assets and liabilities:
Accounts receivables, net	3,663	—
Prepaid expenses and other current assets	(1,348)	—
Accounts payable	1,073	—
Accrued liabilities	(72)	—
Deferred revenue	(1,434)	—
Other current liabilities	10	—
Net cash provided by (used in) operating activities	(12,157)	—

Cash Flows from Investing Activities
Cash acquired upon consolidation of affiliate	13,065	—
Purchases of investments	(2,023)	—
Maturities and sales of investments	4,000	—
Purchases of property and equipment	(3,907)	—
Net cash provided by (used in) investing activities	11,135	—

Cash Flows from Financing Activities
Proceeds from initial public offering, net of offering costs	209,087	—
Proceeds from stock option exercises	92	—
Net cash provided by (used in) financing activities	209,179	—

Net increase (decrease) in cash and cash equivalents	208,157	—
Cash and cash equivalents as of beginning-of-period	—	—
Cash and cash equivalents as of end-of-period	$208,157	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$21,810	$4,722
Non-cash repurchase of Series A preferred shares	—	1,500
Unsettled investment purchases	22,048	—
Accrued property and equipment purchases	53	—
Non-cash issuance of Series B-1 preferred shares	—	1,593
Non-cash issuance of Class A common shares	—	279

Effects of the Offering Reorganization:
Reclassification of deferred offering costs acquired to additional paid-in capital	3,154	—
Conversion of existing equity as part of the Offering Reorganization	39,014	—
Issuance of Class B common stock	196	—
Assumption of non-controlling interest as a result of merger with TPG affiliate	34,875	—

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(unaudited, in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2013	7,900	$12,847	6,468	$24,833	—	$—	7,700	$2	3,824	$—	—	$—	$13,818	$(560)	$—	$13,260

Issuance of common stock	—	—	—	—	—	—	—	—	272	1	—	—	324	—	—	325
Non-cash issuance of common stock
to Evolent Health LLC	—	—	—	—	—	—	—	—	—	—	—	—	11,091	—	—	11,091
Repurchase of series A preferred stock	—	—	—	—	—	—	(300)	—	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of series B-1 preferred stock	—	—	—	—	360	1,593	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(48)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,246)	—	(25,246)

Balance as of December 31, 2014	7,900	12,847	6,468	24,833	360	1,593	7,400	2	4,048	1	—	—	23,733	(25,806)	—	(2,070)

Non-cash issuance of common stock
to Evolent Health, LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net income (loss) prior to the Offering
Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock
sold in initial public offering, net
of offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	(396)	—	—	(396)
Stock-based compensation subsequent
to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	10,536	—	—	10,536
Exercise of stock options	—	—	—	—	—	—	—	—	23	—	—	—	92	—	—	92
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	364,778	(8,532)	356,246

Balance as of September 30, 2015	—	$—	—	$—	—	$—	—	$—	41,475	$415	17,525	$175	$335,269	$310,807	$289,386	$936,052

See accompanying Notes to Condensed Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Evolent Health, Inc. (“Evolent” or the “Company” which also may be referred to as “we,” “our” or “us”) was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports integrated health systems in their migration toward value-based care and population health management. The Company’s services include providing customers with a population management platform, integrated data and analytics capabilities, pharmacy benefit management services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees and shared medical savings arrangements. The Company's headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. (“Evolent Health Holdings”), merged with and into Evolent Health, Inc. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor, TPG Global, LLC and its affiliates (“TPG”), Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 4, 2015. Subsequent to the organizational transactions and initial public offering (“IPO”) described below, we own 70.3% of Evolent Health LLC, hold 100% of the voting rights, are the sole managing member and, therefore, control its operations. Accordingly, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

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

Organizational Transactions

In connection with the IPO, we completed the following organizational transactions (the “Offering Reorganization”) as further described in Note 4:

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

Since its inception, the Company has incurred significant losses from operations. As of September 30, 2015, the Company had cash and cash equivalents of $208.2 million. The Company believes it has sufficient liquidity for the next 12 months as of September 30, 2015.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X, and accordingly do not include all of the information and notes required by GAAP for complete financial statements. We believe the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in connection with the audited financial statements and notes included in the Company’s final prospectus filed with the SEC on June 5, 2015. In the opinion of management, these interim statements include all normal recurring adjustments necessary for a fair statement of the Company’s results. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements as of that date, but does not include all disclosures required by GAAP.

As discussed in Note 4, amounts as of December 31, 2014, for the three and nine months ended September 30, 2014, and for the period from January 1, 2015, through June 4, 2015, presented in our condensed consolidated financial statements and notes to condensed consolidated financial statements represent the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC. The amounts as of September 30, 2015, and for the period from June 4, 2015, through September 30, 2015, reflect our operations, which consolidate the operations of Evolent Health LLC.

All inter-company accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, the valuation of assets, liabilities, consideration related to business combinations and step acquisitions, revenue recognition including discounts and credits, estimated selling prices for deliverables in multiple element arrangements, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill) and the useful lives of intangible assets.

Fair Value Measurement

Our unaudited condensed consolidated balance sheets include various financial instruments (primarily restricted cash, investments, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities) that are carried at cost and that approximate fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Financial Assets and Liabilities Measured at Fair Value

The Company holds materially all of our cash and cash equivalents, or $194.5 million, in a money market fund which is measured at fair value and categorized as a Level 1 investment.

Non-financial Assets and Liabilities Measured at Fair Value.

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis. The Company measures certain non-financial assets and liabilities, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be impaired. No impairment had been recognized as of September 30, 2015, or December 31, 2014.

On June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our former equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4.

Cash and Cash Equivalents

The Company holds materially all of our cash and cash equivalents in money market funds with original maturities of three months or less that are carried at fair value.

Restricted Cash

Restricted cash is carried at cost, which approximates fair value, and includes cash used to collateralize various contractual obligations (in thousands) as follows:

As of
September 30,
2015
Letters of credit for facility leases	$3,710
Other	123
Total restricted cash	3,833
Non-current restricted cash	2,511
Current restricted cash	$1,322

We had no restricted cash as of December 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded when amounts are contractually billable under our customer contracts and are recorded at the invoiced amount and do not bear interest. The Company's contracts typically include installment payments that do not necessarily correlate to the pattern of revenue recognition. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable on an individual account basis. The allowance is adjusted periodically based on management's determination of collectability, and any accounts that are determined to be uncollectible are written off against the allowance. As of September 30, 2015, the Company had not recorded an allowance for doubtful accounts as all amounts were determined to be collectible.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The following summarizes the estimated useful lives by asset classification:

Computer hardware	3 years
Furniture and equipment	3 years
Internal-use software development costs	7 years
Leasehold improvements	Shorter of useful life or remaining lease term

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation) for employees engaged in research and development activities as well as third party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs were $2.5 million and $3.3 million, respectively, for the three and nine months ended September 30, 2015.

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

Corporate trade name	20 years
Customer relationships	25 years
Technology	7 years

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

Impairment of Equity Method Investments

The Company considers potential impairment triggers for its equity method investment, and the equity method investment will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analyses, and recent operating results. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. There was no such impairment for the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014.

As discussed further in Note 4, after June 4, 2015, the Company consolidated the operations of its former equity-method investee, Evolent Health LLC; therefore, the Company no longer accounts for its investment as an equity-method investment.

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

The Company recognizes revenue associated with transformation contracts based on a proportionate performance method, where revenue is recognized each period in proportion to the amount of the contract completed during that period. Contract completion is measured using output measures as best estimated by labor hours incurred compared to the total estimated labor hours necessary to complete our performance obligations contained in the contract.

Revenue Recognition - Platform and Operations

After the transformation phase, the Company often enters into a multi-year service contract with its customers where various population health, health plan operations and pharmacy benefit management services are provided on an ongoing basis to the members of the customers’ plans in exchange for a monthly service fee or per member per month ("PMPM") fee.  Revenue from these contracts is recognized in the month in which the services are delivered.  In certain arrangements, there is a contingent portion of our service fee including meeting service level targets, sharing in rebates, shared medical savings arrangements based on financial performance and other performance measures. The Company continuously monitors its compliance with these arrangements and recognizes revenue when the amount is estimable and there is evidence to support meeting the criteria. In some cases, the Company recognizes those arrangements on a cash basis since we have limited history to support an estimate.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees of our consolidated subsidiary, Evolent Health LLC. Our stock-based awards generally vest over a four year period and expire ten years from the date of grant. Subsequent to a reorganization in 2013, stock-based awards were granted in the stock of the Company to employees of its equity-method investee, Evolent Health LLC. As such, the Company was required to use a “non-employee” model for recognizing stock-based compensation, which required the awards to be marked-to-market through net income at the end of each reporting period until vesting occurred. Subsequent to the Offering Reorganization described in Note 4, stock-based awards are granted in the Company's stock to the Company's consolidated subsidiary and compensation costs are therefore recognized using an “employee” model. Under the “employee” model, we no longer mark the awards to market at the end of each reporting period.

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

For purposes of accounting for income taxes for interim financial reporting, the Company calculates the appropriate income tax provision by estimating an effective tax rate expected to be applicable for the full year and applying it to ordinary income, adjusted for the tax effect of significant unusual items that are reported discretely.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of September 30, 2015, and December 31, 2014, and we have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and remain subject to examination by taxing jurisdictions for the years 2011 and all subsequent periods due to the availability of net operating loss carryforwards.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for measurement-period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2017. The provisions within this ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. We will adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our financial condition and results of operations.

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

4. Organizational Transactions

The Offering Reorganization

Evolent Health, Inc. was incorporated as a Delaware corporation on December 12, 2014, for the purpose of pursuing the Company’s IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock (the “Offering Reorganization”). Each share of our Class A common stock and Class B common stock will entitle its holder to one vote on all matters to be voted on by stockholders, and holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters presented to stockholders for their vote or approval (except as otherwise required by law). Pursuant to the Offering Reorganization:

•	Evolent Health Holdings merged with and into Evolent Health, Inc. and the surviving corporation of the merger was Evolent Health, Inc.;

•	An affiliate of TPG merged with and into Evolent Health, Inc. and the surviving corporation of the merger was Evolent Health, Inc.;

•
Each of the then-existing stockholders of Evolent Health Holdings received four shares of our Class A common stock and the right to certain payments under the Income Tax Receivables Agreement (“TRA”) in exchange for each share of Class A common stock held in Evolent Health Holdings;

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

The existing shareholders of Evolent Health Holdings held the same economic and voting interest before and after the merger of Evolent Health Holdings with and into Evolent Health, Inc., which represents a transaction among entities with a high degree of common ownership. As such, the merger is viewed as non-substantive and the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings except that the legal capital reflects the capital of Evolent Health, Inc.

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

Pro forma financial information (unaudited)

The unaudited pro forma statement of operations data presented below gives effect to the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following amounts include adjustments to:

•	Remove the gain recognized upon the consolidation of the previously held equity interests in 2015 and reclassified said amount to 2014;

•	Remove transaction costs of $1.2 million in 2015 and reclassify said amount to 2014;

•	Record amortization expenses related to intangible assets beginning January 1, 2014;

•	Record adjustments of income taxes associated with these pro forma adjustments

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the consolidation taken place on January 1, 2014. The pro forma adjustments were based on available information and assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company's historical financial information on a pro forma basis (in thousands).

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$43,276	$27,396	$116,779	$69,161

Net income (loss)	(14,024)	368,310	(26,067)	344,283
Net income (loss) attributable to
non-controlling interests	(5,028)	(3,599)	(11,704)	(16,379)
Net income (loss) attributable to
Evolent Health, Inc.	$(8,996)	$371,909	$(14,363)	$360,662

Net income (loss) available to
common shareholders:
Basic	$(0.22)	$14.65	$(0.44)	$14.35
Diluted	(0.22)	7.99	(0.44)	7.61

Evolent Health LLC Governance

The Company serves as sole managing member of Evolent Health LLC. As such, it controls Evolent Health LLC’s business and affairs and is responsible for the management of its business.

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

5. Investments

The amortized cost, gross unrealized gains and losses, and fair value of our investments (in thousands) as of September 30, 2015, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$12,125	$21	$(1)	$12,145
Corporate bonds	11,946	54	(19)	11,981
Total investments	$24,071	$75	$(20)	$24,126

The amortized cost and fair value of our investments by contractual maturities (in thousands) as of September 30, 2015, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,023	$2,021
Due after one year through five years	22,048	22,105
Total	$24,071	$24,126

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. There were no identified events or changes in circumstances that had a significant adverse effect on the values of these investments. If there was evidence of a decline in fair value below the amortized cost basis which is other than temporary the cost basis of the individual security would be written down to fair value as a new cost basis and the amount of the write-down would be included in earnings. The new cost basis would not be changed for subsequent recoveries in fair value.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

As of
September 30,
2015
Computer hardware	$228
Furniture and equipment	1,604
Internal-use software development costs	3,802
Leasehold improvements	5,822
Total property and equipment	11,456
Accumulated depreciation and amortization	(701)
Total property and equipment, net	$10,755

We had no property or equipment as of December 31, 2014.

The Company capitalized $2.8 million and $3.8 million of these internal-use software development costs for the three and nine months ended September 30, 2015, respectively (subsequent to the date of the Offering Reorganization). The net book value of capitalized internal-use software development costs was $3.8 million as of September 30, 2015.

Depreciation expense related to property and equipment was $0.5 million and $0.7 million for the three and nine months ended September 30, 2015, respectively (subsequent to the date of the Offering Reorganization), of which amortization expense related to capitalized internal-use software development costs was less than $0.1 million for the three and nine months ended September 30, 2015, (subsequent to the date of the Offering Reorganization).

7. Goodwill and Intangible Assets, Net

Goodwill

As part of the Offering Reorganization described in Note 4, we recorded $608.9 million in goodwill on our Condensed Consolidated Balance Sheets. Goodwill has an estimated indefinite life and is not amortized; rather it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. The Company believes that no such impairment indicators existed during the three and nine months ended September 30, 2015, and accordingly, did not recognize any impairment of goodwill for the three and nine months ended September 30, 2015.

During the fourth quarter of 2015, we will perform our annual impairment test. We will first evaluate qualitative factors including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, customers, or litigation. As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO share price of $17.00. Subsequent to September 30, 2015, our share price has declined below the IPO price. If this trend continues, under Step 1, we may determine it is more likely than not that the fair value of our goodwill is less than the carrying amount and Step 2 would be required. If we perform Step 2 and the results confirm those of Step 1, we may be required to write down a portion of our $608.9 million of goodwill as of September 30, 2015, on our Condensed Consolidated Balance Sheet and report a charge in impairment of goodwill on our Condensed Consolidated Statements of Operations for the relevant periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Intangible Assets, Net

As part of the Offering Reorganization described in Note 4, intangible assets of $169.0 million were recorded on our Condensed Consolidated Balance Sheets.

Details of our intangible assets (in thousands) as of September 30, 2015, are presented below:

	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.7	$19,000	$316	$18,684
Customer relationships	24.7	120,000	1,597	118,403
Technology	6.7	30,000	1,426	28,574
Total		$169,000	$3,339	$165,661

We had no intangible assets as of December 31, 2014.

Amortization expense related to intangible assets for the three and nine months ended September 30, 2015, was $2.5 million and $3.3 million, respectively.

Future estimated amortization of intangible assets for the next five years as of September 30, 2015, was approximately $10.0 million per year.

8. Commitments and Contingencies

UPMC Reseller Agreement

The Company and the University of Pittsburgh Medical Center (“UPMC”) are parties to a Reseller, Services and Non-Competition Agreement, dated August 31, 2011 (the “Original UPMC Reseller Agreement”), which was amended and restated by the parties on June 27, 2013 (as so amended, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. If the Company failed to generate minimum revenue for UPMC as a result of the provision of services during the four year period ended August 31, 2015, UPMC would be entitled to receive, for no consideration, up to 1,000,000 shares of Class A common stock, based on a formula set forth in the UPMC Reseller Agreement. The Company met this commitment in the first quarter of 2015. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to the Company’s customers and top prospects.

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

Contingencies

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO net operating losses. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no net operating loss carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including:

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

Due to the items noted above, the fact that no share exchanges have occurred as of September 30, 2015, and that the Company's historical losses have not been utilized, the Company has not recorded a liability pursuant to the TRA.

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

Commitments

Lease Commitments

The Company has entered into lease agreements for its office location in Arlington, Virginia. In connection with these lease agreements, the Company is required to maintain a $2.0 million letter of credit, which declines annually throughout the term of the lease, and restricted cash of $1.7 million. As of September 30, 2015, the restricted funds held in connection with the lease were $3.7 million.

Total rental expense on operating leases for the three and nine months ended September 30, 2015, was $0.9 million and $1.3 million, respectively.

Indemnifications

The Company’s customer agreements generally include a provision by which the Company agrees to defend its customers against third party claims (a) for death, bodily injury, or damage to personal property caused by Company negligence or willful misconduct, (b) by former or current Company employees arising from such managed service agreements, (c) for intellectual property infringement under specified conditions and (d) for Company violation of applicable laws, and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such indemnities and has not accrued any liabilities related to such obligations in the accompanying financial statements.

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and an affiliate of TPG (our “Investors”) to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), shares of our Class A common stock, including those delivered in exchange for Class B common units in the circumstances described above. Subject to certain conditions and limitations, this agreement provides our Investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents, investments and accounts receivable. The Company's cash and cash equivalents and investments are held at financial institutions that management believes to be of high credit quality. While the Company maintains its cash and cash equivalents and investments with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses on cash and cash equivalents or investments to date. The following table summarizes those customers who represented at least 10% of our accounts receivable or revenue as of and for the periods presented:

		For the Three	For the Nine
	As of	Months Ended	Months Ended
	September 30,	September 30,	September 30,
	2015	2015	2015
	Accounts
	Receivable	Revenue
Customer A	*	13.6%	13.1%
Customer B	13.7%	12.7%	12.3%
Customer C	15.9%	15.7%	15.8%
Customer D	39.3%	14.3%	14.6%
Customer E	*	17.1%	17.1%
Customer F	14.4%	10.6%	10.5%

* Represents less than 10.0% of the respective balance

At times our contracts may be amended to change the nature of the services and/or the time period over which they are provided. In September 2015, we signed an amendment to our agreement with Piedmont WellStar Health Plan, noted as Customer C above, that reduced our expected revenue under that contract in future periods.

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

The Company is also subject to significant concentration risk as materially all of our cash and cash equivalents are held in a single money market fund. As of September 30, 2015, $194.5 million of cash and cash equivalents were held in a money market fund.

9. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(17,088)	$(3,167)	$328,081	$(14,548)
Less:
Net income (loss) attributable to non-controlling interests	(5,108)	—	(8,532)	—
Undeclared cumulative preferred dividends	—	1,279	2,184	3,845
Redemption of preferred stock at amount in excess of carrying value	—	750	—	750
Net income (loss) available for common shareholders - Basic	(11,980)	(5,196)	334,429	(19,143)
Add:
Net income (loss) attributable to non-controlling interests	—	—	(8,532)	—
Undeclared cumulative preferred dividends converted during the period	—	—	2,184	—
Net income (loss) available for common shareholders - Diluted	$(11,980)	$(5,196)	$328,081	$(19,143)

Weighted-average common shares outstanding - Basic	41,468	2,506	19,618	2,184
Dilutive effect of restricted stock	—	—	19	—
Dilutive effect of options	—	—	1,623	—
Assumed conversion of convertible preferred stock at beginning-of-period	—	—	12,563	—
Assumed conversion of Class B common shares to Class A common shares	—	—	7,575	—
Weighted-average common shares outstanding - Diluted	41,468	2,506	41,398	2,184

Earnings (Loss) per Common Share
Basic	$(0.29)	$(2.07)	$17.05	$(8.77)
Diluted	(0.29)	(2.07)	7.93	(8.77)

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Exchangeable Class B common stock	17,525	—	—	—
Convertible preferred stock	—	21,468	—	21,956
Restricted stock	55	1,122	—	520
Options	1,847	—	—	—
Total	19,427	22,590	—	22,476

10. Stock-based Compensation

The 2011 Equity Incentive Plan (the “2011 Plan”) was amended on September 23, 2013, to increase the number of shares authorized to 9,141,268 shares of the Company's common stock. As of September 30, 2015, and December 31, 2014, 5,095,400 and 4,156,400 stock options, respectively, and 3,775,240 shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”) which provides for the issuance of 6,000,000 shares of the Company's Class A common stock. As of September 30, 2015, 643,411 stock options and 301,735 restricted stock units (“RSUs”) have been issued, net of forfeitures, under the 2015 Plan.

Total compensation expense (in thousands) by award type and line item in our condensed consolidated financial statements (in thousands) were as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2015
Award Type
Stock options	$3,982	$5,148
Restricted stock	—	4,875
RSUs	400	513
Total	$4,382	$10,536

Line Item
Cost of revenue	$384	$793
Selling, general and
administrative expenses	3,998	9,743
Total	$4,382	$10,536

We recorded $4.9 million in stock-based compensation during the nine months ended September 30, 2015, for the acceleration of our unvested restricted shares which vested immediately after the Offering Reorganization and prior to the IPO.

For the three and nine months ended September 30, 2015, less than $0.1 million of stock-based compensation included in the totals above was capitalized as software development costs (subsequent to the date of the Offering Reorganization).

Stock-based awards granted were as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2015
Stock options	—	1,789,243
RSUs	—	318,336

11. Income Taxes

Pursuant to the Offering Reorganization, the Company recorded $0.1 million in income tax benefit and $29.2 million in income tax provision for the three and nine months ended September 30, 2015, respectively, due to changes in our deferred tax liability related to the increased difference in the book basis compared to the tax basis in our partnership interest in Evolent Health LLC. The basis difference resulted in an effective tax rate of 0.6% and 8.2% for the three and nine months ended September 30, 2015. A portion of the basis difference is indefinite and relates to differences in profit and loss allocations before and after the Offering Reorganization. This resulted in deferred tax expense and is recorded as a component of the $29.2 million income tax expense. For the three and nine months ended September 30, 2014, the effective tax rate was 0%, due to the impact of the full valuation allowance recorded against the Company’s net deferred tax assets; therefore, the Company recorded no provision or benefit for income taxes for these periods.

The Offering Reorganization was treated as a nontaxable transaction and as such there was no step-up to fair value to the historical tax bases of the assets. The Company is required to record a deferred tax asset or liability resulting from book and tax basis differences related to assets and liabilities; therefore, the Company established a deferred tax liability in the amount of $29.6 million, recorded as a discrete item in the nine months ended September 30, 2015, as income tax expense in the amount of $29.2 million and additional-paid-in capital of $0.4 million.

As of September 30, 2015, the Company had net operating losses (“NOLs”) of approximately $118.0 million available to offset future taxable income that begin to expire in 2031 through 2035. However, as realization of such tax benefit is not more likely than not, based on management's evaluation, the Company has also established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize pre-IPO NOLs and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

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

As part of the Offering Reorganization, we entered into a TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local and foreign income tax (as applicable) we realize as a result of any deductions attributable to future increases in tax basis following the exchanges described above (calculated assuming that any post-offering transfer of Class B common units had not occurred) or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. We are accounting for these payments as contingent liabilities and will recognize them in our Condensed Consolidated Statement of Operations when their realization is probable. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $98.2 million, as well as deductions attributable to imputed interest on any payments made under the agreement.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 8 for additional discussion of the implications of the TRA.

12. Equity Method Investment

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

During the nine months ended September 30, 2015, Evolent Health, Inc.'s proportionate share of the losses of Evolent Health LLC was $28.2 million which included $0.8 million related to the amortization of a basis differential. During the three and nine months ended September 30, 2014, Evolent Health, Inc.'s proportional share of the losses of Evolent Health LLC was $3.2 million and $14.5 million, respectively, which included $0.5 million and $1.5 million, respectively, related to the amortization of a basis differential.

The following is a summary of the operating results of Evolent Health LLC (in thousands) for the periods that it was accounted for as an equity method investment:

	For the		For the
	Three	January 1,	Nine
	Months	2015	Months
	Ended	through	Ended
	September 30,	June 3,	September 30,
	2014	2015	2014
Total revenue	$29,896	$61,814	$74,161
Cost of revenue (exclusive of
depreciation and amortization)	19,326	44,839	52,193
Gross profit	10,570	16,975	21,968

Operating income (loss)	(6,105)	(44,119)	(30,710)
Net income (loss)	(6,051)	(44,079)	(30,593)

13. Non-controlling Interests

In connection with the closing of the IPO, we used the net proceeds of the IPO to purchase 13,225,000 newly-issued Class A common units in Evolent Health LLC. Additionally, in connection with the Offering Reorganization, we acquired 2,051,468 Class A common units in Evolent Health LLC. As of September 30, 2015, we owned 70.3% of Evolent Health LLC.

Changes in non-controlling interests (in thousands) were:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2015
Non-controlling interests as of beginning-of-period	$294,494	$—
Increase in non-controlling interests as a result of the Offering
Reorganization	—	332,793
Decrease in non-controlling interests as a result of the merger
of the TPG affiliate with and into Evolent Health, Inc.	—	(34,875)
Net income (loss) subsequent to the Offering Reorganization attributable
to non-controlling interests	(5,108)	(8,532)
Non-controlling interests as of end-of-period	$289,386	$289,386

14. Related Parties
The Company works closely with both of its founding investors, The Advisory Board and UPMC. The relationship with The Advisory Board is centered on educating health system CEOs on innovations in the healthcare space. In return, the Company makes valuable connections with CEOs of health systems that could then become customers. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily third-party administration or “TPA” services) necessary to deliver on the Company’s customer commitments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2015, compared with December 31, 2014, and the results of operations for the three and nine months ended September 30, 2015, compared with the corresponding periods in 2014 of Evolent Health, Inc. and its consolidated subsidiary Evolent Health LLC. Unless otherwise stated or the context otherwise requires, “Evolent,” “Company,” “we,” “our” or “us” refers to Evolent Health, Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes to the condensed consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our final prospectus filed with the SEC on June 5, 2015, ("Final Prospectus") including the sections entitled “Risk factors” and “Management’s discussion and analysis of financial condition and results of operations”; and our current reports on Form 8-K filed in 2015.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	The structural change in the market for healthcare in the United States;

•	Our ability to effectively manage our growth;

•	The significant portion of revenue we derive from our largest partners;

•	Our ability to offer new and innovative products and services;

•	The growth and success of our partners, which is difficult to predict and is subject to factors outside of our control;

•	Our ability to attract new partners;

•	Our ability to recover the significant upfront costs in our partner relationships;

•	Our ability to estimate the size of our target market;

•	Our ability to maintain and enhance our reputation and brand recognition;

•	Consolidation in the healthcare industry;

•	Competition which could limit our ability to maintain or expand market share within our industry;

•	Our ability to partner with providers due to exclusivity provisions in our contracts;

•	Uncertainty in the healthcare regulatory framework;

•	Restrictions and penalties as a result of privacy and data protection laws;

•	Adequate protection of our intellectual property;

•	Any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	Our use of “open source” software;

•	Our reliance on third parties;

•	Our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	Data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	Breaches or failures of our security measures;

•	Our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	Our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	Risks related to future acquisition opportunities;

•	Our future indebtedness and our ability to obtain additional financing;

•	Our ability to achieve profitability in the future;

•	The requirements of being a public company;

•	The risk of potential future litigation;

•	Our finalization of the annual goodwill impairment test; and

•	Our ability to remediate the material weakness in our internal control over financial reporting.

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

Evolent Health, Inc., the registrant, was incorporated as a Delaware corporation on December 12, 2014, for the purpose of the Company’s initial public offering ("IPO"). Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock. Pursuant to the Offering Reorganization, Evolent Health, Inc. merged with Evolent Health Holdings and an affiliate of TPG. In accordance with the terms of the mergers, each of the then-existing stockholders of Evolent Health Holdings, including UPMC, The Advisory Board, TPG, as well as certain other entities, existing customers and employees, received a certain number of shares of our Class A common stock in exchange for each share of common stock it held in Evolent Health Holdings, and TPG received a certain number of shares of our Class A common stock in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc. In addition, pursuant to the Offering Reorganization we issued shares of our Class B common stock to TPG and The Advisory Board, each of which was a member of Evolent Health LLC prior to the Offering Reorganization. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law or pursuant to our amended and restated certificate of incorporation or amended and restated bylaws. Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock and is otherwise non-transferable pursuant to an exchange agreement.

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

During the transformation phase, we seek to enter into long-term agreements which we call the platform and operations phase and for which we deliver a wide range of services that support our partner in the execution of its new strategy. Contracts in the platform and operations phase can range from three to ten years in length. In the platform and operations phase we establish a local market presence and embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience by our partners after a notice period has passed, and certain partners would be required to pay us a termination fee in certain circumstances.

As of September 30, 2015, we had entered into long-term contractual relationships with ten partners and a significant portion of our revenue is concentrated with several partners. Our six largest partners, Indiana University Health, Piedmont WellStar Health Plan, WakeMed Health and Hospitals, MedStar Health, Inc., Premier Health Partners and Baptist Healthcare System, Inc. comprised 17.1%, 15.8%, 14.6%, 13.1%, 12.3%, and 10.5%, respectively, of our revenue for the nine months ended September 30, 2015, or 83.4% in the aggregate. At times our contracts may be amended to change the nature of the services and/or the time period over which they are provided. In April 2015, we signed an amendment to our agreement with Piedmont WellStar Health Plan that reduced our expected revenue under that contract. Revenue estimates are based on various assumptions, including those relating to the expected lives on platform, and may vary depending on the performance of our partner’s health plan and other factors. At the time of the amendment signed in April 2015, we expected the remaining total value for our contract with Piedmont WellStar to be reduced by approximately one-half. In connection with the amendment signed in April 2015, the partner also sold its 2.2% ownership interest in us to certain of our existing investors, consisting of TPG, The Advisory Board and UPMC. Subsequently, in September 2015, following Piedmont WellStar Health Plan's notification of its intent to discontinue its Medicare Advantage and Employee plans for 2016, we signed an additional amendment with Piedmont WellStar Health Plan that further reduced our expected revenue under that contract. Currently, we expect a reduction in revenue for 2016 of approximately 50% relative to the revenue currently expected to be attributable to that contract in 2015, with minimal revenue anticipated in subsequent years.

We have incurred significant operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth objectives, we may not be able to achieve profitability. As of September 30, 2015, we believe we have sufficient liquidity for the next twelve months.

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

On October 31, 2015, we will perform our annual impairment test. We will first evaluate qualitative factors including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, customers, or litigation. As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO share price of $17.00. Subsequent to September 30, 2015, our share price has declined below the IPO price. If this trend continues, under Step 1, we may determine it is more likely than not that the fair value of our goodwill is less than the carrying amount and Step 2 would be required. If we perform Step 2 and the results confirm those of Step 1, we may be required to write down a portion of our $608.9 million of goodwill as of September 30, 2015, on our Condensed Consolidated Balance Sheet and report a charge in impairment of goodwill on our Condensed Consolidated Statements of Operations for the relevant periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.
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

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the nine months ended September 30, 2015 and for three and nine months ended September 30, 2014, do not reflect a complete view of the operational results for those periods.

Evolent Health, Inc. Results

Evolent Health, Inc.'s results for the three months ended September 30, 2015, reflect a complete view of the operational results for the full period as the results of operations of Evolent Health LLC have been included for the full period. Results for the nine months ended September 30, 2015, reflect the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through the end of the period, or September 30, 2015. Revenue for the three and nine months ended September 30, 2015, was $40.4 million and $50.8 million, respectively, as compared to zero in the same period in the prior year. Operating expenses for the three and nine months ended September 30, 2015, were $57.7 million and $79.6 million, respectively, and increased over the prior year periods as a result of the consolidation of Evolent Health LLC. See below for further discussion of the adjusted operating results.

Interest income (expense), net

As a result of the Offering Reorganization, the cash and cash equivalents and investments of Evolent Health LLC are now consolidated and reflected on our condensed consolidated balance sheet. Interest income consists of interest from investing cash in money market funds and interest from our long-term investments. We expect our average investment balance to increase compared to prior periods and correspondingly expect interest income to grow in future periods.

Gain on consolidation

As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recognized a gain of $414.1 million for the nine months ended September 30, 2015. We accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC’s assets and liabilities as of the effective date of the Offering Reorganization, including goodwill of $608.9 million and intangible assets of $169.0 million (consisting of $19.0 million, $120.0 million and $30.0 million for the corporate trade name, existing customer relationships and existing technology, respectively). The gain was recorded in the second quarter of 2015 and, therefore, is not included in the results for the three months ended September 30, 2015.

Income (loss) from affiliate

Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC for the nine months ended September 30, 2015, was $28.2 million which included $0.8 million related to the amortization of a basis differential. Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC for the three and nine months ended September 31, 2014, was $3.2 million and $14.5 million, respectively, which included $0.5 million and $1.5 million, respectively, related to the amortization of a basis differential.

As a result of the Offering Reorganization, the financial results of Evolent Health LLC are now consolidated and reflected in our financial results, so we did not recognize income (loss) from the Evolent Health LLC affiliate in the three month period ended September 30, 2015.

Provision (benefit) for income taxes

The Company recorded $0.1 million in income tax benefit and $29.2 million in income tax provision for the three and nine months ended September 30, 2015, respectively, compared to no tax expense or benefit in 2014. The change in the provision was due primarily to recording the tax liability related to the increased difference in the book and tax basis in our partnership interest in Evolent Health LLC pursuant to the Offering Reorganization, which resulted in a step-up in our book basis without a corresponding increase in the tax basis. Currently, $6.2 million of our book and tax basis difference deferred tax liability is expected to reverse outside of our NOL carryforward period. Future tax losses generated by the Company will allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, while the Company still maintains its valuation allowance. Therefore, the Company may record tax benefits in future periods.

During the three and nine months ended September 30, 2015, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and are currently reflecting a full valuation allowance in our financial statements.

Net income (loss) attributable to non-controlling interests

As a result of the Offering Reorganization and subsequent to June 4, 2015, we now consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, we own 70.3% of the economic rights and eliminate the non-controlling interest from our results of operations. The $5.1 million and $8.5 million net loss attributable to non-controlling interest represents 29.7% of the operating losses for the three and nine months ended September 30, 2015, respectively.

Evolent Health, Inc. Adjusted Results

In order to provide a consistent presentation for the periods before and after June 4, 2015, and effectively provide comparative results, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred on the first day of the relevant period and, therefore, include the operations of Evolent Health LLC for the period from January 1, 2014, through June 4, 2015. Including Evolent Health LLC’s results for this period is not consistent with U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to comparable GAAP measures. The details in the tabular presentation below reflect our income statement as adjusted to reflect results from operation for the three and nine month periods as if the Reorganization had occurred at the beginning of the respective periods. The presentation also reflects other adjustments described in “Non-GAAP Financial Measures.”

	For the Three Months Ended September 30, 2015					For the Three Months Ended September 30, 2014
							Add:
	Evolent	Add:	Less:	Less:	Evolent	Evolent	Evolent	Less:	Evolent
	Health, Inc.	Purchase	Stock-based	Transaction	Health, Inc.	Health, Inc.	Health LLC	Stock-based	Health, Inc.	Change Over Prior Period
	as Reported	Accounting (1)	Compensation	Costs	as Adjusted	as Reported	Operations (2)	Compensation	as Adjusted	$	%
Revenue
Transformation	$6,783	$783	$—	$—	$7,566	$—	$11,886	$—	$11,886	$(4,320)	(36.3)%
Platform and operations	33,623	2,087	—	—	35,710	—	18,010	—	18,010	17,700	98.3%
Total revenue	40,406	2,870	—	—	43,276	—	29,896	—	29,896	13,380	44.8%
Expenses
Cost of revenue (exclusive
of depreciation and
amortization presented
separately below)	24,762	—	384	—	24,378	—	19,326	27	19,299	5,079	26.3%
Selling, general and
administrative expenses	29,834	—	3,998	264	25,572	—	15,977	298	15,679	9,893	63.1%
Depreciation and
amortization expenses	3,056	—	—	—	3,056	—	698	—	698	2,358	N/A
Total operating
expenses	57,652	—	4,382	264	53,006	—	36,001	325	35,676	17,330	48.6%
Operating income
(loss)	$(17,246)	$2,870	$(4,382)	$(264)	$(9,730)	$—	$(6,105)	$(325)	$(5,780)	$(3,950)	68.3%

Transformation revenue
as a % of total revenue					17.5%				39.8%
Platform and operations as
a % of total revenue					82.5%				60.2%
Cost of revenue as a %
of total revenue					56.3%				64.6%
Selling, general and
administrative expenses
as a % of total revenue					59.1%				52.4%

(1)	Represents adjustments to remove the results of purchase accounting as described in Note 4 to the condensed consolidated financial statements included in "Part I - Item 1"

(2)	Represents the operational results of Evolent Health LLC for the period July 1, 2014, through September 30, 2014

	For the Nine Months Ended September 30, 2015						For the Nine Months Ended September 30, 2014
		Add:						Add:
	Evolent	Evolent	Add:	Less:	Less:	Evolent	Evolent	Evolent	Less:	Evolent
	Health, Inc.	Health LLC	Purchase	Stock-based	Transaction	Health, Inc.	Health, Inc.	Health LLC	Stock-based	Health, Inc.	Change Over Prior Period
	as Reported	Operations (1)	Accounting (2)	Compensation	Costs	as Adjusted	as Reported	Operations (3)	Compensation	as Adjusted	$	%
Revenue
Transformation	$9,486	$15,755	$1,147	$—	$—	$26,388	$—	$27,837	$—	$27,837	$(1,449)	(5.2)%
Platform and operations	41,334	46,059	2,998	—	—	90,391	—	46,324	—	46,324	44,067	95.1%
Total revenue	50,820	61,814	4,145	—	—	116,779	—	74,161	—	74,161	42,618	57.5%
Expenses
Cost of revenue (exclusive
of depreciation and
amortization presented
separately below)	32,649	44,839	—	2,167	—	75,321	—	52,193	350	51,843	23,478	45.3%
Selling, general and
administrative expenses	42,916	58,457	—	30,107	4,039	67,227	—	50,683	4,372	46,311	20,916	45.2%
Depreciation and
amortization expenses	4,040	2,637	—	—	—	6,677	—	1,995	—	1,995	4,682	234.7%
Total operating
expenses	79,605	105,933	—	32,274	4,039	149,225	—	104,871	4,722	100,149	49,076	49.0%
Operating income
(loss)	$(28,785)	$(44,119)	$4,145	$(32,274)	$(4,039)	$(32,446)	$—	$(30,710)	$(4,722)	$(25,988)	$(6,458)	24.8%

Transformation revenue
as a % of total revenue						22.6%				37.5%
Platform and operations as
a % of total revenue						77.4%				62.5%
Cost of revenue as a %
of total revenue						64.5%				69.9%
Selling, general and
administrative expenses
as a % of total revenue						57.6%				62.4%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through June 3, 2015, prior to consolidation

(2)	Represents adjustments to remove the results of purchase accounting as described in Note 4 to the condensed consolidated financial statements included in "Part I - Item 1"

(3)	Represents the operational results of Evolent Health LLC for the period January 1, 2014, through September 30, 2014

Revenue

We derive our revenue from two sources: transformation and platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized based upon proportionate performance over the life of the engagement. Transformation revenue can fluctuate based on both the timing of when contracts are executed with partners, the scope of the delivery and the timing of work being performed. During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate or per member per month fee ("PMPM") multiplied by the number of members that our partners are managing under a value-based care arrangement. The platform and operations agreements often include contingent fees such as service level agreements, shared medical savings arrangements and other performance measures which are recognized when the amount is estimable and there is evidence to support meeting the criteria. In some cases, we recognize revenue when the cash is received as we have limited data to support our estimate. Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform and the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. We also have arrangements with multiple deliverables (including both transformation and platform and operations components) and we evaluate the deliverables to determine whether they represent a separate unit of accounting. Revenue is then allocated to the units of accounting based on each unit’s relative selling price.

Adjusted Revenue increased by $13.4 million or 44.8%, to $43.3 million for the three months ended September 30, 2015, and increased by $42.6 million or 57.5%, to $116.8 million for the nine months ended September 30, 2015, as compared to the prior year periods.

Adjusted Transformation Revenue accounted for 17.5% and 22.6%, respectively, of our total Adjusted Revenue for the three and nine months ended September 30, 2015, and 39.8% and 37.5%, respectively, of our total Adjusted Revenue for the three and nine months ended September 30, 2014. Adjusted Transformation Revenue decreased $4.3 million for the three months ended September 30, 2015, and $1.4 million for the nine months ended September 30, 2015, as compared to the prior year periods due primarily to the timing of work being performed on existing contracts and timing of contracts executed with new partners. Over time, we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue due primarily to the higher growth we are experiencing in our platform and operations revenues.

Adjusted Platform and Operations Revenue increased by $17.7 million or 98.3% for the three months ended September 30, 2015, as compared to the same period in 2014 and $44.1 million, or 95.1%, for the nine months ended September 30, 2015 as compared to the same period in 2014. These increases were driven primarily by enrollment growth of 146.3% from 291,363 lives on our platform as of September 30, 2014, to 717,587 lives on our platform as of September 30, 2015. In addition, $2.1 million of the $17.7 million increase in the current year was associated with shared savings payments that were received and recognized in the third quarter. Offsetting the growth in volume and shared savings payments, we experienced a decline in our average per-member per month ("PMPM") fee from $20.81 to $18.15, or 12.83%, from the quarter ended September 30, 2014, to the quarter ended September 30, 2015. The decrease in PMPM was due primarily to a shift in population mix towards a greater proportion of lives under payer value agreements and is a trend we expect to continue. We ended the quarter with nine partners in the platform and operations phase as compared to five as of September 30, 2014, and ten partners under long-term agreements as of September 30, 2015.

	As of or For the Quarter Ended
	September 30,	September 30,
	2015	2014	Change
Lives on platform (1)	717,587	291,363	146.3%
Average PMPM (2)	$18.15	$20.81	(12.8)%

(1)	Member lives reflect members as of the end of the respective period.

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

Adjusted Cost of Revenue increased $5.1 million to $24.4 million, or 56.3% of Adjusted Cost of Revenue, for the three months ended September 30, 2015, as compared to $19.3 million, or 64.6% of Adjusted Revenue, for the three months ended September 30, 2014, and also increased for the nine month comparable periods. For the three month period, approximately $1.9 million of the increase in

Adjusted Cost of Revenue is due primarily to additional personnel costs (excluding stock based compensation) related to growth in our Adjusted Revenue and delivery of our services. The remaining increase was attributable primarily to a $2.9 million increase in TPA services due to additional members on our platform, $0.2 million in professional fees and $0.1 million in travel expenses. The comparison for the nine month period ended September 30, 2015, to September 30, 2014, indicated similar trends with $10.8 million attributable to personnel costs (excluding stock based compensation), $8.4 million attributable to TPA services, $3.3 million in professional fees and $0.5 million in travel incurred related to client work. While our Adjusted Cost of Revenue is expected to increase as our business grows, we expect that over time the costs will decrease as a percentage of our total Adjusted Revenue.

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

Adjusted Selling, General and Administrative expenses (excluding stock based compensation expenses and transaction costs) increased $9.9 million, or 63.1%, to $25.6 million for the three months ended September 30, 2015, as compared to $15.7 million for the three months ended September 30, 2014. Approximately $7.2 million of the increase was due to additional personnel costs (excluding stock-based compensation) including investments in business development, research and development and overhead departments. The remaining increase was due to $0.8 million in professional fees, $0.4 million in technology service, $0.4 million in travel and entertainment, $0.4 million in recruiting fees and $0.7 million in other costs associated with our growth. The $20.9 million increase in Adjusted Selling, General and Administrative expenses for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was due to similar trends. Approximately $16.1 million of the increase was due to additional personnel costs (excluding stock-based compensation), $1.9 million due to increases in professional fees, $1.1 million in technology services, $1.0 million in travel and entertainment and $0.8 million in other expenses. We expect our selling, general and administrative expenses to continue to increase for the foreseeable future as we transition to a public company and continue to grow. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

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

Adjusted Depreciation and Amortization Expenses increased $2.4 million to $3.1 million for the three months ended September 30, 2015, as compared to $0.7 million for the three months ended September 30, 2014. The increase was due primarily to the amortization of the intangible assets of $2.5 million recorded as a result of the Offering Reorganization on June 4, 2015. The increase of $4.7 million for the nine month period was attributable primarily to $3.3 million in amortization of intangibles recorded as a result of the Offering Reorganization. We expect depreciation expense to increase in future periods as we continue to capitalize internal-use software.

Stock-based compensation expense

Stock-based compensation expense includes the value of equity awards granted to employees. Stock-based compensation expense increased $4.1 million to $4.4 million for the three months ended September 30, 2015, as compared to $0.3 million for the three months ended September 30, 2014. The increase was due primarily to minimal expense recorded in the prior year as all equity awards were subject to mark-to-market accounting combined with a reduction in our share price during the three months ended September 30, 2014. Stock-based compensation expense increased $27.6 million to $32.3 million for the nine months ended September 30, 2015, as compared to $4.7 million for the nine months ended September 30, 2014. The increase was due primarily to mark-to-market accounting combined with higher share price growth period-over-period, resulting in an increase in stock-based compensation. Additionally, our unvested restricted shares vested immediately after the Offering Reorganization and prior to the IPO accelerating $4.9 million in additional expense into the nine months ended September 30, 2015.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred net operating losses and cash outflows from operations. The Company incurred net losses of $17.2 million and $56.9 million (excluding the gain on consolidation, tax provision and net loss attributable to non-controlling interest) for the three and nine months ended September 30, 2015, respectively, and net losses of $3.2 million and $14.5 million for the three and nine months ended September 30, 2014, respectively. Net cash used in operating activities was $12.2 million and zero for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had $208.2 million of cash and cash equivalents.

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

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2015, the Company had $208.2 million of cash and cash equivalents and $3.8 million in restricted cash.

Cash Flows

Operating Activities

Cash flows used by operating activities of $12.2 million for the nine months ended September 30, 2015, were due primarily to the timing of vendor payments, including the timing of pass-through payments related to pharmacy benefit management programs, as well as IPO-related cash outflows; partially offset by favorable receivables activity during the period.

Investing Activities

Cash flows provided by investing activities of $11.1 million for the nine months ended September 30, 2015, were primarily from cash acquired upon the consolidation of Evolent Health LLC of $13.1 million. Additionally, investment maturities outweighed our reinvestments providing an additional $2.0 million in net cash flows during the period, offset by $4.0 million in net cash outflows for purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities of $209.1 million for the nine months ended September 30, 2015, were primarily from proceeds received from our initial public offering.

We did not have cash flows from operating, investing or financing activities for the nine months ended September 30, 2014.

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2015, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$3,233	$6,712	$7,051	$908	$17,904
Purchase obligations	1,045	1,010	—	—	2,055
Total	$4,278	$7,722	$7,051	$908	$19,959

Letters of Credit

Restricted cash of $3.8 million is carried at cost and includes $3.7 million in collateral for letters of credit required as security deposits for facility leases and other restricted balances as of September 30, 2015.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not have any outstanding debt and does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

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

OTHER MATTERS

Off-balance Sheet Arrangements

Through September 30, 2015, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, or had any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our customers and our existing investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 14 to the condensed consolidated financial statements included in "Part I - Item 1."

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

Recent Accounting Pronouncements

See Note 2 to our Notes to Condensed Consolidated Financial Statements in "Part I - Item 1" for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of September 30, 2015, cash and cash equivalents and restricted cash was $212.0 million, which consisted of bank deposits with FDIC participating banks of $17.5 million, cash equivalents deposited in a money-market fund of $194.5 million. Additionally, as of September 30, 2015, we held $24.1 million in investments. The cash on deposit with banks is not susceptible to interest rate risk. Our investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

As of September 30, 2015, the Company did not have any indebtedness. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process as disclosed in our final prospectus filed with the Securities and Exchange Commission on June 5, 2015, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective. The company has begun taking steps to address the underlying causes of the material weakness as described further in “~~-~~Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.”  As a result of the remediation taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three and nine months ended September 30, 2015, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 8 in “Part I – Item 1.”

Item 1A. Risk Factors

For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in “Risk factors” in our final prospectus filed with the SEC on June 5, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

By:	/s/ Nicholas McGrane
Name:	Nicholas McGrane
Title:	Chief Financial Officer

By:	/s/ Lydia Stone
Name:	Lydia Stone
Title:	Principal Accounting Officer and Controller

Dated: November 6, 2015

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2015

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