Form 10-K
period 2015-12-31
Evolent Health, Inc.
filed 2016-02-29
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number:  001-37415
_________________________
Evolent Health, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	32-0454912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 N. Glebe Road, Suite 500, Arlington, Virginia	22203
(Address of principal executive offices)	(Zip Code)
                           (571) 389-6000
Registrant’s telephone number, including area code
                         _________________________

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $258.1 million.
As of February 25, 2016, there were 42,558,769 shares of the registrant’s Class A common stock outstanding and 17,524,596 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 14, 2016, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.
————————————————————————————————————————————————————————

Evolent Health, Inc.

Explanatory Note

In this Annual Report on 10-K, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to (1) prior to the completion of the Offering Reorganization described in “Part I - Item 1. Business - Initial Public Offering and Organizational Transactions - the “Offering Reorganization”), Evolent Health Holdings, Inc., our predecessor, (including its operating subsidiary, Evolent Health LLC), and (2) after giving effect to such reorganization, Evolent Health, Inc. and its consolidated subsidiary, Evolent Health LLC. Evolent Health LLC has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC. As described below under “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,” the financial statements of Evolent Health, Inc. for the years ended December 31, 2015, 2014 and 2013, do not reflect a complete view of the operational results for those periods as follows:

•
Evolent Health, Inc.'s results for 2015 reflect (i) the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through the end of the period, or December 31, 2015;

•	Evolent Health, Inc.'s results for 2014 reflect only the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC; and

•
Evolent Health, Inc.'s results for 2013 reflect (i) the consolidated results of Evolent Health LLC from January 1, 2013, through September 22, 2013, and (ii) the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from the date of the Series B Reorganization (as defined in “Part II – Item 8. Financial Statements and Supplementary Data - Note 4”), or September 23, 2013, through December 31, 2013.

For more information about the Offering Reorganization, refer to “Part I - Item 1. Business - Initial Public Offering and Organizational Transactions.”

As used in this Annual Report on Form 10-K:

•	“ACA” means the Patient Protection and Affordable Care Act;

•
“accountable care organizations,” or “ACOs,” means organizations of groups of doctors, hospitals and other health care providers which have come together voluntarily to provide coordinated care to their Medicare patients;

•	“ASU” means Accounting Standards Update;

•
“capitated arrangements” means healthcare payment arrangements whereby providers are paid a fixed amount of money per patient during a given period of time rather than on a per-service or per-procedure basis;

•	“CMS” means the Centers for Medicare and Medicaid Services;

•	“DGCL” means General Corporation Law of the State of Delaware;

•	“EMR” means electronic medical records;

•	“Evolent Health Holdings” means Evolent Health Holdings, Inc., the predecessor to Evolent Health, Inc.;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“FASB” means the Financial Accounting Standards Board;

•	“FFS” means fee-for-service;

•	“founders” means the Advisory Board Company (“The Advisory Board”), and the University of Pittsburgh Medical Center (“UPMC”);

•	“FTC” means the United States Federal Trade Commission;

•	“GAAP” means United States of America generally accepted accounting principles;

•	“health insurance exchanges” means organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies;

•	“HIPAA” means The Health Insurance Portability and Accountability Act;

•	“HITECH Act” means The Health Information Technology for Economic and Clinical Health Act;

•	“IPO” means our initial public offering as described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 1;”

•	“NOL” means net operating loss;

•	“Note” means notes to consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data;”

•
“Offering Reorganization” means the reorganization undertaken in 2015 prior to our IPO. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 4” for further details of the Offering Reorganization;

•	“partners” means our customers, unless we indicate otherwise or the context otherwise implies;

•
“pharmacy benefit management,” or “PBM,” means the administration of prescription drug programs, including developing and maintaining a list of medications that are approved to be prescribed, contracting with pharmacies, negotiating discounts and rebates with drug manufacturers and processing prescription drug claim payments;

•	“PMPM” means per member per month;

•	“population health” means an approach to healthcare that seeks to improve the health of an entire human population;

•	“RSUs” means restricted stock units;

•	“SEC” means the Securities and Exchange Commission;

1

•	“Securities Act” means the Securities Act of 1933, as amended;

•
“Series B Reorganization” means our reorganization undertaken in 2013 in connection with a round of equity financing. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 4” for further details of the Series B Reorganization;

•	“third party administration,” or “TPA,” means the processing of insurance claims or the administration of certain aspects of employee benefit plans for a separate entity;

•	“TPG” means TPG Global, LLC and its affiliates including one or both of TPG Growth II BDH, LP and TPG Eagle Holdings, L.P.;

•	“TRA” means the Income Tax Receivables Agreement. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 11” for further details of the Tax Receivables Agreement;

•	“UR” means utilization review;

•
“value-based care” means a healthcare management strategy that is focused on high-quality and cost-effective care with the goals of promoting a healthy lifestyle, enhancing the patient experience and reducing preventable hospital admissions and emergency visits; and

•	“VIE” means variable interest entity.

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like:  “believe,” “anticipate,” “expect,” “estimate,” “aim,” “predict,” “potential,” “continue,” “plan,” “project,” “will,” “should,” “shall,” “may,” “might” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance.  In particular, these include statements relating to future actions, trends in our businesses, prospective services, future performance or financial results and the outcome of contingencies, such as legal proceedings.  We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	The structural change in the market for healthcare in the United States;

•	Our ability to effectively manage our growth;

•	The significant portion of revenue we derive from our largest partners;

•	Our ability to offer new and innovative products and services;

•	The growth and success of our partners, which is difficult to predict and is subject to factors outside of our control;

•	Our ability to attract new partners;

•	Our ability to recover the significant upfront costs in our partner relationships;

•	Our ability to estimate the size of our target market;

•	Our ability to maintain and enhance our reputation and brand recognition;

•	Consolidation in the healthcare industry;

•	Competition which could limit our ability to maintain or expand market share within our industry;

•	Our ability to partner with providers due to exclusivity provisions in our contracts;

•	Uncertainty in the healthcare regulatory framework;

•	Restrictions and penalties as a result of privacy and data protection laws;

•	Adequate protection of our intellectual property;

•	Any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	Our use of “open source” software;

•	Our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	Our reliance on third parties;

•	Our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	Data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	Breaches or failures of our security measures;

•	Our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	Our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	Risks related to future acquisition opportunities;

•	The risk of potential future goodwill impairment on our results of operations;

•	Our future indebtedness and our ability to obtain additional financing;

•	Our ability to achieve profitability in the future;

•	The requirements of being a public company;

•	Our adjusted results may not be representative of our future performance;

2

•	The risk of potential future litigation;

•	Our ability to remediate the material weakness in our internal control over financial reporting;

•	Our holding company structure and dependence on distributions from Evolent Health LLC;

•	Our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	Our ability to utilize benefits under the TRA;

•
Our ability to realize all or a portion of the tax benefits that we currently expect to result from future exchanges of Class B common units for our Class A common stock, and to utilize certain tax attributes of Evolent Health Holdings and an affiliate of TPG;

•	Distributions that Evolent Health LLC will be required to make to us and to the other members of Evolent Health LLC;

•	Our obligations to make payments under the TRA that may be accelerated or may exceed the tax benefits we realize;

•	Different interests among our pre-IPO investors, or between us and our pre-IPO investors;

•	The terms of agreements between us and certain of our pre-IPO investors;

•	Our exemption from certain corporate governance requirements due to our status as a “controlled company” within the meaning of New York Stock Exchange rules;

•	The potential volatility of our Class A common stock price;

•
The potential decline of our Class A common stock price if a substantial number of shares become available for sale or if a large number of Class B common units is exchanged for shares of Class A common stock;

•	Provisions in our certificate of incorporation and bylaws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	The ability of certain of our investors to compete with us without restrictions;

•	Provisions in our certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;

•	Our intention not to pay cash dividends on our Class A common stock; and

•	Our status as an “emerging growth company.”

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  More information on potential factors that could affect our business and financial performance is included in “Forward Looking Statements - Cautionary Language,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Annual Report and the other period and current filings we make from time to time with the SEC. Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

Market Data and Industry Forecasts and Projections

We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in “Part I - Item 1. Business.” We have obtained the market data from certain publicly available sources of information, including publicly available independent industry publications and other third-party sources. Unless otherwise indicated, statements in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and competitive position, business opportunity and market size, growth and share, are based on information from independent industry organizations and other third-party sources (including industry publications, surveys and forecasts), data from our internal research and management estimates. Forecasts are based on industry surveys and the preparer’s expertise in the industry and there is no assurance that any of the forecasted amounts will be achieved. We believe the data that third parties have compiled is reliable, but we have not independently verified the accuracy of this information (other than information provided by our affiliates). Any forecasts are based on data (including third-party data), models and experience of various professionals and are based on various assumptions, all of which are subject to change without notice. While we are not aware of any misstatements regarding the industry data presented herein, forecasts, assumptions, expectations, beliefs, estimates and projections involve risks and uncertainties and are subject to change based on various factors, including those described under the heading “Forward-Looking Statements - Cautionary Language” and in “Part I - Item IA. Risk Factors.”

3

PART I

Item 1. Business

Company Overview

We are a market leader and a pioneer in the new era of healthcare delivery and payment, in which leading health systems and physician organizations, which we refer to as providers, are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from FFS reimbursement to payment models that reward high-quality and cost-effective care, or value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

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

Today, increasing numbers of providers are adopting value-based strategies, including contracting for capitated arrangements with existing insurance companies, governmental payers or large self-funded employers and managing their own captive health plans. Through value-based care, providers are in the early stages of transforming their role in healthcare as they attempt to defend their existing position and capture a greater portion of the more than $2 trillion in annual health insurance expenditures. While approximately 10% of healthcare payments were paid through value-based care programs as of June 2014, including through models created by systems like UPMC, Kaiser Permanente and Intermountain Healthcare, it is estimated that this number will grow to over 50% by 2020. There were over 100 provider-owned health plans as of 2014 and this number continues to grow. The number of ACOs constructed to manage capitated or value-based arrangements with existing insurance companies or government payers grew to 742 by the end of 2014.

We believe the transformation of the provider business model will require a set of core capabilities, including the ability to aggregate and understand disparate clinical and financial data, standardize and integrate technology into care processes, manage population health and build a financial and administrative infrastructure that capitalizes on the clinical and financial value it delivers. We provide an end-to-end, built-for-purpose, technology-enabled services platform for providers to transition their organization and business model to succeed in value-based payment models. The core elements of our platform include:

•
Identifi®, our technology platform, delivers the data aggregation and stratification, proven value-based care content, EMR optimization and proprietary applications that allow providers to standardize the delivery of care and enable clinical and financial analytics.

•
Integrated technology, proprietary process and clinical services model that enables the delivery of a high-performing population health organization, an aligned clinical delivery network to provide high-quality, coordinated care and an efficient administrative infrastructure to administer value-based care payment relationships.

•	Long-term, embedded and aligned partnerships with health systems to enable us and our provider partners to grow together as we manage increasing populations under value-based care arrangements.

•
Integration into provider clinical processes allows for traditional cost management solutions, such as PBM, radiology benefit management and patient risk scoring and adjustment, to achieve greater adoption and performance than traditional payer led models.

•
Payer-agnostic and a single point of integration between payers and the provider community. This indispensable single point of integration between a diverse set of payers becomes more valuable over time as our platform becomes the standard for value-based care contracting and operations.

We believe we are pioneers in enabling health systems to succeed in value-based payment models. We were founded in 2011 by members of our management team, UPMC, an integrated delivery system based in Pittsburgh, Pennsylvania, and The Advisory Board, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Our mission, technology and services were developed with UPMC, which operates the nation’s largest provider-owned health plan after Kaiser Permanente, and The Advisory Board, whose best practice research and technology solutions were available to a membership base of over 3,900 hospitals and providers as of March 2015.

We have developed what we believe is a unique partner development model. Most partner relationships begin with our transformation services, during which a partner engages us to develop a customized value-based care execution plan. This allows us to define the opportunity for our partners and embed our technology and processes while building confidence and trust that we are the best long-term infrastructure partner for the provider’s value-based care strategy. We then transition our partner to our platform and operations phase, which is governed by a long-term contract. We incur significant expenses in securing new partner relationships, and, in 2015, our business development expenses represented approximately 8% of our total revenues.

We believe our business model provides strong visibility and aligns our partners’ incentives with our own. A large portion of our revenue is derived from our multi-year contracts, which are linked to the number of members that our partners are managing under a value-based care arrangement. This variable pricing model depends on the number of services and technology applications that our partners utilize to advance their value-based care strategies and the number of members they are able to attract over time. We expect to grow with current partners as they increase membership in their existing value-based programs, through expanding the number of services we provide to our existing partners and by adding new partners.

We believe we are in the early stages of capitalizing on these long-term aligned partnerships. Our health system partners’ current value-based care arrangements represent less than 10% of the health system partners’ total revenue each year. We believe the proportion of value-based care related revenues to total health system revenues will continue to grow, driven by continued price pressure in FFS, new government payment programs, growth in consumer-focused insurance programs, such as Medicare Advantage and the health insurance exchanges, and innovation in data and technology. Our business model benefits from scale, as we leverage our purpose-built technology platform and centralized resources in conjunction with the growth of our partners’ membership base. These resources include our network development capabilities, PBM administration, technology development, clinical program development and data analytics and network development. While our absolute investment in our centralized resources and technologies will increase over time, we expect it will decrease as a percentage of revenue as we are able to scale this investment across a broader group of partners.

Initial Public Offering and Organizational Transactions

On June 5, 2015, we completed an IPO of 13,225,000 shares of our Class A common stock at a public offering price of $17.00 per share. We received $209.1 million in proceeds, net of underwriting discounts and commissions, but before offering expenses of $3.2 million. We used the net proceeds to purchase newly-issued Class A common units from Evolent Health LLC, our consolidated subsidiary. Evolent Health LLC will use the net proceeds for working capital and other general corporate purposes.

Historically, our business was operated through Evolent Health LLC and its predecessor. Evolent Health, Inc., was incorporated as a Delaware corporation on December 12, 2014, for the purpose of our IPO, and prior to the IPO engaged only in activities in contemplation of our IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock (the “Offering Reorganization”). Pursuant to the Offering Reorganization, Evolent Health, Inc. merged with Evolent Health Holdings and an affiliate of TPG. In accordance with the terms of the mergers, each of the then-existing stockholders of Evolent Health Holdings, including UPMC, The Advisory Board, TPG, as well as certain other entities, existing customers and employees, received a certain number of shares of our Class A common stock in exchange for each share of common stock it held in Evolent Health Holdings, and TPG received a certain number of shares of our Class A common stock in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc. In addition, pursuant to the Offering Reorganization we issued shares of our Class B common stock to TPG and The Advisory Board, each of which was a member of Evolent Health LLC prior to the Offering Reorganization. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law or pursuant to our amended and restated certificate of incorporation or amended and restated bylaws. Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock and is otherwise non-transferable pursuant to an exchange agreement.

The diagram below shows our organizational structure immediately after the Offering Reorganization and IPO:

TPG
The Advisory Board
UPMC
Employees/ Partners (1)
Public Stockholders
Class A and Class B common stock
- 23.1% voting interest
- 4.0% voting interest
Class A and Class B common stock
- 19.7% voting interest
- 10.8% economic interest
Class A common stock
- 25.0% voting and economic interest
Class A common stock
- 8.0% voting and economic interest
Class A common stock
- 22.4% voting and economic interest
Class B common units
No voting interest
- 19.1% economic interest
- Exchangeable one-for-one with Class A common stock
Class B common units
No voting interest
- 8.8% economic interest
- Exchangeable one-for-one with Class A common stock
Other Investor
Evolent Health, Inc.
Class A and Class B common stock
- 1.8% voting interest
- 0.1% economic interest
Class B common units
- No voting interest
- 1.8% economic interest
- Exchangeable one-for-one with Class A common stock
Class A common units
- managing member (100% voting interest)
- 70.3% economic interest
Evolent Health LLC

(1)	After completion of the Offering Reorganization and the IPO, the following partners beneficially own shares of our Class A common stock: MedStar Health, Inc. and Premier Health Partners.

Percentage economic interest are expressed in terms of an economic interest in Evolent Health LLC.

Substantially all of our operations will continue to be conducted through Evolent Health LLC, and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. For more information regarding the Offering Reorganization, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 4.”

Our Market Opportunity

In 2016, healthcare spending in the United States is projected to be more than $3 trillion, of which we estimate $1 trillion to be waste. We believe that a fundamental shift to value-based care can address this $1 trillion opportunity. We believe that for the U.S. healthcare system to shift to a value-based care delivery model, providers must be an empowered part of the solution. Our comprehensive technology and services platform enables providers to capitalize on this transition, which we believe will position us to be at the forefront of the transformation to value-based care.

We believe our total market opportunity is over $10 billion today based on health insurance expenditures, the total percentage of payments providers receive under value-based contracting, the size of the provider-sponsored health plan market and the fees we believe we can charge. We believe this opportunity will grow to over $46 billion by 2020 driven by health insurance expenditures increasing from approximately $2.1 trillion in 2013 to approximately $3.2 trillion in 2020, the total percentage of payments providers receive under value-based care models growing from 10% to 50%, and the provider-sponsored health plan market representing 15% of total health plan membership.

Our Solution

We provide an end-to-end, built-for-purpose, technology-enabled services platform for providers to succeed in value-based payment models.

Our long-term partnerships typically begin with a system transformation process called the Blueprint, where we work with a provider’s board of directors and senior management to assess their ability to succeed in value-based payment models. This process acts as a channel for long-term partnerships, as a significant portion of providers that make an investment in a Blueprint continue to partner with us for our proprietary processes and integrated services, which we refer to as our Value-Based Operations.

Once our platform is integrated into the clinical and financial systems of our provider partners through the Blueprint and implementation phase, our Value-Based Operations, including our technology-enabled services platform, support the execution and administration of a provider’s value-based care models on an ongoing basis. Value-Based Operations include Identifi®, our technology backbone, Population Health Services to enable provider-led management of the population and Financial and Administrative Management to measure performance and administer and capture the value of improved care.

Supporting Multiple Value-Based Care Models

Our platform was built to support a diverse set of provider value-based care strategies. It provides the core technology and services necessary for all models pursued by providers.

Providers partner with us on at least one of three types of value-based contracting models, with most supporting at least the Direct to Employer model and one additional type of contracting arrangement.

•	Direct to Employer: Manage costs for self-funded employers including a health system’s own employees

•
Payer contracts: Value-based contracts with third-party payers (including commercial insurers and the government) that include a full spectrum of risk for bundled payments, pay for performance to full capitation

•
Health plan: Launching a provider-owned health plan allows providers to control all of the healthcare insurance premiums, or premium dollars, across multiple populations, including commercial, Medicare and Medicaid

Our partners benefit from a single platform that enables them to utilize our core suite of ongoing solutions, regardless of the size or type of value-based care models they are pursuing. Our platform grows through health systems increasing membership in their existing value-based care payment model, as well as their pursuit of additional payer contracts and health plans.

Identifi®

Identifi® is our proprietary technology platform that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our provider partners and other third parties in order to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical work flows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our Value-Based Operations and increase the effectiveness of our partners’ existing technology architecture. Highlights of the capabilities of Identifi® include the following:

•
Data and integration services: Data from disparate sources, such as EMRs, and lab and pharmacy data, is collected, assembled, integrated and maintained in order to provide healthcare professionals with a holistic view of the patient.

•	Clinical and business content: Clinical and business content is applied to the integrated data to create actionable information in order to optimize clinical and financial performance.

•
EMR optimization: Data and clinical insights from Identifi® are fed back into partner EMRs, which are optimized to improve both provider and patient satisfaction, create workflow efficiencies, promote clinical documentation and coding and provide clinical support at the point-of-care.

•
Applications: A suite of cloud-based applications manages the clinical, financial and operational aspects of the value-based model. Our applications are individually purchased and scale with the clinical, financial and administrative needs of a provider partners. As additional capabilities are required through our platform, they are often deployed as applications through the Identifi® platform.

Value-Based Operations

Our Value-Based Operations are empowered and supported by Identifi®. Other elements include: (1) an aligned clinical delivery network to provide improved, coordinated care, (2) a high-performing population health organization that drives clinical outcomes and (3) an efficient administrative infrastructure to administer value-based payments. We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners in order to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our entire partner base. Through the technological and clinical integration we achieve, our solutions are delivered as ingrained components of our partner’s core operations rather than add-on solutions.

Delivery Network Alignment

We help our partners build the capabilities that are required to develop and maintain a coordinated and financially-aligned provider network that can deliver high-quality care necessary for value-based contracts. These capabilities include:

•	High-performance network: Supporting the capabilities needed to build, maintain and optimize provider- and clinically-integrated networks.

•	Value compensation models: Developing and supporting physician incentive payment programs that are linked to quality outcomes, payer shared savings arrangements and health plan performance.

•	Integrated specialty partnerships: Supporting the technology-enabled strategies, analytics and staff needed to optimize network referral patterns.

Population Health Performance

Population Health Performance is an integrated suite of technology-enabled solutions that supports the delivery of quality care in an environment where a provider’s need to manage health has significantly expanded. These solutions include:

•	Clinical programs: Care processes and ongoing clinical innovation that enables providers to target the right intervention at the right time for a given patient.

•
Specialized care team: Multi-disciplinary team that is deployed telephonically from a centralized location or throughout a local market to operate clinical programs, engage patients and support physicians.

•	Patient engagement: Integrated technologies and processes that enable outreach to engage patients in their own care process.

•	Quality and risk coding: Engagement of physicians to identify opportunities to close gaps in care and improve clinical documentation efforts.

Financial and Administrative Management

We help providers assemble the complete infrastructure required to operate, manage and capitalize on a variety of value-based payment arrangements. These capabilities include:

•
Payer risk: The capabilities needed to successfully manage risk from payers, including analysis, data and operational integration with payer processes, and ongoing performance management. Included in this capability is our Payer Value Alliance, which leverages our national scale to support providers with a common, sustainable, financial and clinical framework across contracted payers.

•
Analytics and reporting: The ongoing and ad hoc analytic teams and reports required to measure, inform and improve performance, including population health analytics, market analytics, network evaluation, staffing models, physician effectiveness, clinical delivery optimization and patient engagement.

•
Health plan: The scaled administrative capabilities required to launch and operate a provider-sponsored health plan, including sales and marketing, product development, actuarial, regulatory and compliance, member services, claims administration, provider relations, finance and utilization management.

•	Leadership and management: Our local and national talent assist our partners in effectively managing the performance of their value-based operations.

Pharmacy benefit management

The team of professionals to support the drug component of providers’ plan offerings with national buying power and dedicated resources that are tightly integrated with the care delivery model. Differentiated from what we consider to be traditional PBMs, our solution is integrated into patient care and engages population health levers including generic utilization, provider management, and utilization management to reduce unit pharmacy costs.

Centralized infrastructure

Our solution was built to provide operating leverage that benefits from our continued growth. We leverage our purpose-built technology platform and centralized resources in conjunction with the growth in our partners’ membership base. Our centralized resources and technologies include our network development capabilities, PBM administration, technology infrastructure, clinical program development and data analytics.

Competitive Strengths

We believe we are well-positioned to benefit from the transformations occurring in healthcare payment and delivery described above. We believe this new environment that rewards the better use of information to drive patient outcomes aligns with our platform, recent investments and other competitive strengths.

Early Innovator

We believe we are an innovator in the delivery of a comprehensive value-based care solution for providers. We were founded in 2011, ahead of the implementation of the ACA, health insurance exchanges and before the rapid expansion of programs, such as Medicare ACOs or Medicare Bundled Payment Initiatives. Since our inception, we have invested a significant amount in our offerings.

Comprehensive Technology Platform

Our proprietary technology platform, Identifi®, allows us to deliver a connected delivery ecosystem, implement replicable clinical processes, scale our Value-Based Operations and capitalize on multiple types of value-based payment relationships. The Identifi® platform supports the following capabilities:

•	Data aggregation from internal and external sources, such as EMRs and payer claims;

•	Algorithmic interpretation of aggregated data to stratify populations and identify high-risk patients;

•	Standardized workflows and dashboards to enable consistency across disparate clinical resources;

•	Applications to support value-based business models;

•	Patient outreach and engagement tools;

•	Integration into physician workflows to proactively engage high-priority patients; and

•	Reporting and tracking of clinical and financial outcomes.

We believe we are creating scaled benefits for our provider partners in areas such as data analytics, administrative services and care management. We expect Identifi® to enable us to deliver increasing levels of efficiency to our provider partners.

Provider-Centric Brand Identity

We believe our provider-centric brand identity and origins differentiate us from our competitors. We believe our solutions, which have built on capabilities developed at UPMC, resonate with potential partners seeking proven solutions from providers rather than payers or non-healthcare businesses. Our analytical and clinical solutions are rooted in UPMC’s experience in growing a provider-led, integrated delivery network over the past 15 years, and growing to become one of the largest provider-owned health plans in the country. In addition, our deep strategic partnership with The Advisory Board strengthens our brand as a provider-friendly organization. The Advisory Board is well-recognized as an industry thought leader that made its research and technology solutions available to approximately 3,900 hospitals and providers as of March 2015. Our position as a payer-agnostic services organization allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with payer led solutions.

Partnership-Driven Business Model

Our business model is predicated on long-term strategic partnerships with leading providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, long-term contractual relationships and a cycle of clinical and cost improvement with shared financial benefit. We devote significant resources, primarily in the form of business development, to establish relationships with our partners. For 2015, our business development expenses represented approximately 8% of our total revenues. Thereafter, beginning with the Blueprint phase of our engagement with a partner, our costs to serve our partners primarily consist of personnel-related costs for the deployment of our solution. We expect our business development expenses as a percentage of revenue to decline over time. As of December 31, 2015, our average contractual relationship with our partners was over six years, with an average of 4.7 years of performance remaining per contract. As of December 31, 2015, we had entered into long-term contractual relationships with eleven partners and we have subsequently entered into a long-term contractual relationship with one additional partner. Our five largest partners in 2015, Piedmont WellStar Health Plan, Indiana University Health, WakeMed Health and Hospitals, Premier Health Partners and MedStar Health, Inc. comprised 19.6%, 15.6%, 14.1%, 11.8% and 11.2%, respectively, of our revenue for 2015, or 72.3% in the aggregate. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview” for additional discussion about our largest partners.

Channel Development

Our heritage, having been founded by UPMC, one of the largest providers in the country, and The Advisory Board with over 3,900 hospital and provider members as of March 2015, along with the relationships fostered by our senior management team, have allowed us to develop a significant channel into leading health systems. Our solution empowers a fundamental shift in a provider’s business model and requires alignment of their senior management and board of directors for success. A significant portion of providers that make an investment in a Blueprint continue to partner with us for our proprietary process and integrated services, which we refer to as our Value-Based Operations.

Our business model creates additional channel development through our Blueprint services. Our Blueprint not only enables providers with a roadmap to value-based care and the financial implications of the transition, it also creates a connection between us and the provider’s senior leadership. As a result, we derive revenues from providers who have completed the Blueprint phase and proceed to partner with us to enable their transition to value-based contracting.

Proven Leadership Team

We have made a significant investment in building an industry-leading management team. Our senior leadership team has extensive experience in the healthcare industry and a track record of delivering measurable clinical, financial and operational improvement for healthcare providers and payers. Our chief executive officer, Frank Williams, was formerly the chief executive officer of The Advisory Board, where he oversaw the growth of the company and its IPO.

Growth Opportunities

Multiple Avenues for Growth with Our Existing, Embedded Partner Base

We have established a multi-year partnership model with multiple drivers of embedded growth through the following avenues:

•	growth in lives in existing covered populations;

•	partners expanding into new lines of value-based care to capture growth in new profit pools; and

•	partners utilizing our additional capabilities, such as new Identifi® applications, PBM and TPA.

In addition to growth within our existing partner base, opportunities exist with providers utilizing our Blueprint, who sign short-term contracts under which we analyze the opportunities available to them in the value-based care market. Since our inception we have converted the majority of our Blueprints into long-term operating partnerships. From time to time, we also evaluate and consider pursuing opportunities to expand into businesses related to the services we currently provide.

Early Stages of a Rapidly Growing Transformational Addressable Market

We believe that our existing partners represent a small fraction of health systems that could benefit from our solutions. The transformation of the care delivery and payment model in the United States has been rapid, but it is still in the early stages. While approximately 10% of healthcare payments were paid through value-based care programs as of June 2014, it is estimated that this number will grow to over 50% by 2020.

Capitalize on Growth in Select Government-Driven Programs

Significant growth is projected in the number of people managed by government-driven programs in the United States over the next 8 years. Specifically, the CMS projects the number of Medicare beneficiaries to grow to approximately 63 million by 2020. We expect health systems to be direct beneficiaries of growth in Medicare Advantage, Medicaid Managed Care, Dual Eligible and health insurance exchanges because those specific markets are well suited for value-based care. We believe that the growth in government programs will create an opportunity for health systems to capture a greater portion of the over $2 trillion in annual health insurance expenditures. The nature of our variable fee economic model enables us to benefit from this growth in government-managed lives.

Ability to Capture Additional Value Through Delivering Clinical Results

We are capturing only a portion of the administrative dollars in the market through our current solution, which represent over 10% of total premium dollars. We believe there is a significant opportunity to capture a portion of the medical dollar over time - namely the remainder of the premium dollar which goes to medical expenses. As our health system partners continue to own a larger percentage of overall premiums, we have begun to pursue business models that allow us to participate in the medical savings through shared savings agreements that align incentives to reduce costs and improve quality outcomes.

Expand Platform Offerings to Meet Evolving Market Needs

There are multiple business offerings that health systems may require to operate in a value-based care environment that we do not currently provide, including but not limited to:

•	PBM expansion to include additional specialty pharmacy management capabilities;

•	Health savings account administration;

•	On-site or specialty clinic platforms; and

•	Consumer engagement and digital outreach.

Selectively Pursue Strategic Acquisitions

We believe that the nature of our competitive landscape provides meaningful acquisition opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that providers will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche providers and non-core portions of larger enterprises. From time to time we may also pursue acquisition opportunities of businesses related to services we currently provide. As an example of executing on our strategy, in February 2016 we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview” for additional details about the strategic alliance.

Sales and Marketing

We market and sell our services to providers throughout the United States. Our dedicated sales team targets provider opportunities for our platform solutions. Our sales team works closely with our leadership team and subject matter experts to foster long-term relationships with our provider partner’s leadership and board of directors given the long-term nature of our partnerships. Our dedicated business development team works closely with our partners to identify additional service opportunities that can be offered from our platform on a continuous basis.

Partner Relationships

Our business model is predicated on long-term strategic partnerships with leading providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, long-term contractual relationships and a cycle of clinical and cost improvement with shared financial benefit.

We have sought to partner with leading providers in sizable markets, which we believe creates a growth cycle that benefits from the secular transition to value-based care. By helping these systems lower clinical and administrative costs, we believe we are positioning them to offer a low cost, effective care setting to payers, employers and consumers, which enables them to capture greater market share. As providers have succeeded in lowering costs and growing market share, this enables them to increase their value-based offerings. By virtue of our business model, we benefit from our partners’ growth.

As of December 31, 2015, we had entered into long-term contractual relationships with eleven partners and we have subsequently entered into a long-term contractual relationship with one additional partner. As of December 31, 2015, our average contractual relationship with our partners was over six years, with an average of 4.7 years of performance remaining per contract. The contracts governing the relationships with our partners include key terms that define the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses.

Typically, the terms of these contracts provide for a monthly payment that is calculated based on a specified rate multiplied by the number of members that our partners are managing under a value-based care arrangement. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of services and technology applications they are utilizing. Typically, the terms of these contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. We monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds.

Although the revenue from our long-term contracts is not guaranteed because certain of our contracts are terminable for convenience by our partners after a notice period has passed, certain partners would be required to pay us a termination fee in certain circumstances. Termination fees and the related notice period in certain of our contracts are determined based on the scope of the market-facing solutions that the partner has adopted and the duration of the contract. Most of our contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a partner’s ability to terminate the contract. However, certain of our contracts are also terminable immediately on the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities.

The contracts often contain exclusivity or other restrictive provisions, which may limit our ability to partner with or provide services to other providers or purchase services from other vendors within certain time periods and in certain geographic areas. The exclusivity and other restrictive provisions are negotiated on an individual basis and vary depending on many factors, including the term and scope of the contract. The time limit on these exclusivity and other restrictive provisions typically corresponds to the term of the contract. These exclusivity or other restrictive provisions often apply to specific competitors of our health system partners or specific geographic areas within a particular state or an entire state, subject to certain exceptions, including, for example, exceptions for employer plan entities that have operations in the restricted geographic areas but that are headquartered elsewhere. Accordingly, these exclusivity clauses may prevent us from entering into long-term relationships with certain potential partners.

The contracts with our partners impose other obligations on us. For example, we typically agree that all services provided under the partner contract and all employees providing such services will comply with our partner’s policies and procedures. In addition, in most instances, we have agreed to indemnify our partners against certain third-party claims, which may include claims that our services infringe the intellectual property rights of such third parties.

Competition

The market for our products and services is fragmented, competitive and characterized by rapidly evolving technology standards, customer needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities.

We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. We also compete on the basis of price.

Healthcare Laws and Regulations

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. While we believe we comply in all material respects with applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. The following are summaries of key federal and state laws and regulations that impact our operations:

Healthcare Reform

In March 2010, the ACA and the Health Care and Education Reconciliation Act of 2010, which we refer to, collectively, as healthcare reform, was signed into law. Healthcare reform contains provisions that have changed and will continue to change the health insurance industry in substantial ways. For example, healthcare reform includes a mandate requiring individuals to be insured or face tax penalties; a mandate that employers with over 50 employees offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer Individual Major Medical plans using pre-existing health conditions as a reason to deny an application for health insurance; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve healthcare quality; establishment of health insurance exchanges to facilitate access to, and the purchase of, health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Healthcare reform amended various provisions in many federal laws, including the Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Healthcare reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Most of the ACA regulations became effective on January 1, 2014.

Although the United States Supreme Court upheld healthcare reform’s mandate requiring individuals to purchase health insurance in 2012, some uncertainty about whether parts of healthcare reform or ACA regulations will remain in effect or be further amended is expected to continue with the possibility of future litigation with respect to certain provisions as well as legislative efforts to repeal and defund portions of healthcare reform or healthcare reform in its entirety. We cannot predict the outcome of any future legislation or litigation related to healthcare reform. Healthcare reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Stark Law

We are subject to federal and state “self-referral” laws. The Stark Law is a federal statute that prohibits physicians from referring patients for items covered by Medicare or Medicaid to entities with which the physician has a financial relationship, unless that relationship falls within a specified exception. The Stark Law is a strict liability statute and is violated even if the parties did not have an improper intent to induce physician referrals. The Stark Law is relevant to our business because we frequently organize arrangements of various kinds under which (a) physicians and hospitals jointly invest in and own ACOs, clinically integrated networks and other entities that engage in value-based contracting with third-party payers or (b) physicians are paid by hospitals or hospital affiliates for care management, medical or other services related to value-based contracts. We evaluate when these investment and compensation arrangements create financial relationships under the Stark Law and design structures that satisfy exceptions under the Stark Law or Medicare Shared Savings Program waiver.

Anti-kickback Laws

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The United States federal healthcare programs’ Anti-Kickback Statute makes it unlawful for individuals or entities knowingly and willfully to solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal healthcare program or the purchase, lease or order, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from federal healthcare programs. The Anti-Kickback Statute raises similar compliance issues as the Stark Law. While there are safe harbors under the Anti-Kickback Statute, they differ from the Stark Law exceptions in that compliance with a safe harbor is not mandatory. If an arrangement falls outside the safe harbors, it must be evaluated on its specific facts to assess whether regulatory authorities might take the position that one purpose of the arrangement is to induce referrals of federal healthcare program business. Our business arrangements implicate the Anti-Kickback Statute for the same reasons they raise Stark Law issues. We evaluate whether investment and compensation arrangements being developed by us on behalf of hospital partners fall within one of the safe harbors or Medicare Shared Savings Program waiver. If not, we consider the factors that regulatory authorities are likely to consider in attempting to identify the intent behind such arrangements. We also design business models that reduce the risk that any such arrangements might be viewed as abusive and trigger Anti-Kickback Statute claims.

Antitrust Laws

The antitrust laws are designed to prevent competitors from jointly fixing prices. However, competitors often work collaboratively in order to reduce the cost of healthcare and improve quality. To balance these competing goals, antitrust enforcement agencies have established a regulatory framework under which claims of per se price fixing can be avoided if a network of competitors (such as an ACO or clinically integrated network) is financially or clinically integrated. In this context, we evaluate the tests for financial and clinical integration that would be applied to the provider networks that we are helping to create and support, including the nature and extent of any financial risk that must be assumed to be deemed financially integrated and the types of programs that must be implemented to achieve clinical integration. However, even if a network is integrated, it is still subject to a “rule of reason” test to determine whether its activities are, on balance, pro-competitive. The key factors in the rule of reason analysis are market share and exclusivity. We focus on network size, composition and contracting policies to strengthen our partners’ position that their networks meet the rule of reason test.

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our future activities relating to the manner in which we sell and market our services may be subject to scrutiny under these laws.

HIPAA, Privacy and Data Security Regulations

By processing data on behalf of our partners, we are subject to specific compliance obligations under privacy and data security-related laws, including HIPAA, the HITECH Act and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of protected personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers.

The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which includes anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our partners’ health plans generally will be covered entities, and, as their business associate, they may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements.

HIPAA Healthcare Fraud Standards

The HIPAA healthcare fraud statute created a class of federal crimes known as the “federal healthcare offenses”, including healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, executing a scheme to defraud any healthcare benefit program, while the HIPAA false statements statute prohibits, among other things, concealing a material fact or making a materially false statement in connection with the payment for healthcare benefits, items or services. Entities that are found to have aided or abetted in a violation of the HIPAA federal healthcare offenses are deemed by statute to have committed the offense and are punishable as a principal.

Consumer Protection Laws

Federal and state consumer protection laws are being applied increasingly by the FTC, Federal Communications Commission and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of website content and to regulate direct marketing, including telemarketing and telephonic communication. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

State Privacy Laws

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations, which we refer to as state privacy laws, that govern the use and disclosure of a person’s medical information or records and, in some cases, are more stringent than those issued under HIPAA. These state privacy laws include regulation of health insurance providers and agents, regulation of organizations that perform certain administrative functions, such as UR, or TPA, issuance of notices of privacy practices and reporting and providing access to law enforcement authorities. In those cases, it may be necessary to modify our operations and procedures to comply with these more stringent state privacy laws. If we fail to comply with applicable state privacy laws, we could be subject to additional sanctions.

Other State Laws

State insurance laws require licenses for certain health plan administrative activities, including TPA licenses for the processing, handling and adjudication of health insurance claims and UR agent licenses for providing medical management services. Given the nature and scope of services that we provide to certain partners, we are required to maintain TPA and UR agent licenses and ensure that such licenses are in good standing on an annual basis.

Employees

As of December 31, 2015, we had 946 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

Intellectual Property

Our continued growth and success depends, in part, on our ability to protect our intellectual property and proprietary technology, including the Identifi® software platform. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our with employees, independent contractors, consultants and companies with which we conduct business).

However, these intellectual property rights and procedures may not prevent others from creating a competitive online platform or otherwise competing with us. We may be unable to obtain, maintain and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our intellectual property position see “Part I - Item 1A. Risk Factors - Risks Relating to Our Business and Industry.”

Research and Development

Our research and development expenditures primarily consist of our strategic investment in enhancing the functionality and usability of our software, Identifi® and developing programs and processes to maximize care delivery efficiency and effectiveness. We also capitalize software development costs related to Identifi®. We expensed $5.8 million, zero and $2.0 million in research and development costs for the years ended December 31, 2015, 2014 and 2013, respectively. We capitalized $6.4 million, zero and zero of software development costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE,
Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at
1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Evolent, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We also make available, free of charge, on or through our website, ir.evolenthealth.com, our Annual Report on Form 10-K, Quarterly
Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Except as specifically indicated otherwise, the information available on our website and the SEC’s website is not and shall not be deemed a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

Our executive officers as of February 29, 2016, were as follows:

Name	Age (1)	Position
Frank Williams	49	Chief Executive Officer and Director
Seth Blackley	36	President
Nicholas McGrane	47	Chief Financial Officer
Tom Peterson	45	Chief Operating Officer
Chad Pomeroy	49	Chief Technology Officer
Dave Thornton	40	Chief Talent Officer
Jonathan Weinberg	48	General Counsel
Steve Wigginton	49	Chief Development Officer
Lydia Stone	40	Principal Accounting Officer and Corporate Controller

(1) Age shown is as of February 29, 2016.

Frank Williams is the Chief Executive Officer, co-founder and member of the Board of Directors of Evolent Health. Prior to Evolent, he served as the Chief Executive Officer of The Advisory Board Company from June 2001 to September 2008, and as its Chairman from September 2008 to August 2011. Previously, Mr. Williams also served as President of MedAmerica OnCall, President of Vivra Orthopedics and as a management consultant for Bain & Co. He currently serves on the boards of Peer Health Exchange and Head-Royce School. Mr. Williams holds a bachelor of arts with high honors in political economies of industrial societies from the University of California, Berkeley, and a master of business administration from Harvard Business School.

Seth Blackley has served as our President since August 2011. Prior to co-founding the company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from May 2004 to August 2011. Mr. Blackley began his career as an analyst in the Washington, D.C. office of McKinsey & Company. Mr. Blackley holds a bachelor of arts degree in business from The University of North Carolina at Chapel Hill, and a master of business administration from Harvard Business School.

Nicholas McGrane has served as our Chief Financial Officer since October 2014. Prior to joining Evolent, Mr. McGrane was Managing Director with Riverside Management Group from July 2013 to October 2014. Prior to joining Riverside Management Group, Mr. McGrane was an independent consultant for clients including Evolent Health LLC. He served as Interim Chief Executive Officer and Interim President of Sbarro Inc. from July 2010 to February 2012. Sbarro Inc. was a portfolio company of MidOcean Partners, where Mr. McGrane held various roles, including Managing Director, from 1997 to 2012. Mr. McGrane holds a bachelor of science degree in management from Trinity College Dublin and a master of business administration from Harvard Business School.

Tom Peterson has served as our Chief Operating Officer since August 2011. From June 2009 to August 2011, Mr. Peterson was Chief Executive Officer of Inflect Advisors. From November 1999 to 2009, Mr. Peterson held executive roles with The Advisory Board. Prior to The Advisory Board, Mr. Peterson was Vice President of HealthSouth Corporation from January 1996 to November 1999. Mr. Peterson holds a bachelor of arts in government from Harvard University and a masters degree in mental health counseling from George Washington University.

Chad Pomeroy has served as our Chief Technology Officer since September 2011. Prior to joining Evolent, Mr. Pomeroy was Chief Strategy and Marketing Officer of Access Mediquip from May 2010 to September 2011. From 2006 to 2010, Mr. Pomeroy was Vice President of Strategy Planning and Innovation at WellPoint, Inc. From 2000 to 2006, Mr. Pomeroy was Chief Technology Officer for Lumenos. Prior to joining Lumenos, Mr. Pomeroy was Manager of Application Development for Congressional Quarterly, Inc. from 1998 to 2000, and was also Assistant Vice President of Information Technology at the National Committee for Quality Assurance from 1994 to 1998. Mr. Pomeroy holds a bachelor of business administration in information systems from James Madison University.

Dave Thornton has served as our Chief Talent Officer since February 2012. From 2004 to 2012, Mr. Thornton held a variety of human resources executive positions at AOL, Inc. including both line HR and Center of Excellence roles, most recently as the company’s VP of Talent Management. Mr. Thornton began his career as an organizational development consultant at HumanR, Inc. from 1999 to 2004. Mr. Thornton holds a bachelor of arts in psychology from Merrimack College and a masters in industrial-organizational psychology from George Mason University.

Jonathan Weinberg has served as our General Counsel since January 2014. Prior to joining Evolent, Mr. Weinberg was a Senior Vice President and Deputy General Counsel for Coventry Health Care, Inc. from 2002 to 2013, and was in charge of the day-to-day management of the legal department as well as the company’s risk management department. Prior to joining Coventry, Mr. Weinberg was an associate and then partner at Epstein Becker and Green, P.C. in the firm’s healthcare practice, specializing in managed care issues from 1992 to 2002. Mr. Weinberg received his bachelor of arts in history and political science from the University of Wisconsin-Madison and his juris doctorate from the Catholic University of America.

Steve Wigginton has served as our Chief Development Officer since 2012. Prior to joining Evolent, Mr. Wigginton served as the founding Chief Executive Officer of Medley Health, a venture-backed technology and services provider for physician practices, from 2010 to 2012. From 2005 to 2010, Mr. Wigginton was the President of Health Integrated, a provider of health management. Prior to Health Integrated, Mr. Wigginton was Executive Vice President of Neoforma from 2000 to 2004. Mr. Wigginton joined Neoforma’s executive team after its acquisition of Pharos Technologies-a company he co-founded. Mr. Wigginton holds a bachelor of science in finance from Indiana University and a master in business administration from the Kelley School of Business, Indiana University.

Lydia Stone has served as our Controller since May 2013 and Principal Accounting Officer since September 2015. Prior to joining Evolent, Ms. Stone was a Senior Manager at BAE Systems, Inc. from November 2010 to May 2013, and was a manager at Ernst & Young LLP in its Assurance practice from August 2004 to November 2010. Ms. Stone received her master’s degree in accounting from the College of William and Mary. Ms. Stone is a Certified Public Accountant in the Commonwealth of Virginia.

Item 1A. Risk Factors

Risk Factors

Our business, operations and financial position are subject to various risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the audited annual financial statements and notes thereto included elsewhere in this Form 10-K, when evaluating your investment in our Class A common stock. The risks and uncertainties described below are those that we currently believe may materially affect the Company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect the Company. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Forward Looking Statements - Cautionary Language.”

Risks Relating to Our Business and Industry

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving, which makes it difficult to forecast demand for our products and services.

The market for healthcare in the United States is in the early stages of structural change and is rapidly evolving. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market. It is difficult to predict with any precision the future growth rate and size of our target market.

The rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. We believe demand for our products and services has been driven in large part by price pressure in traditional FFS healthcare, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance, broader use of the Internet and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our products and services caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. In addition, our business, financial condition and results of operations may be adversely affected if healthcare reform is not implemented in accordance with our expectations or if it is amended in a way that impacts our business and results in our failure to execute our growth strategies.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception. For example, we grew from six full-time employees at inception to 946 employees as of December 31, 2015, and our revenue increased from $25.7 million for 2013 to $96.9 million for 2015. If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer. Our growth to date has increased the significant demands on our management, our operational and financial systems and infrastructure and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We derive a significant portion of our revenues from our largest partners.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our five largest partners in 2015, Piedmont WellStar Health Plan, Indiana University Health, WakeMed Health and Hospitals, Premier Health Partners and MedStar Health, Inc. comprised 19.6%, 15.6%, 14.1%, 11.8% and 11.2%, respectively, of our revenue for 2015, or 72.3% in the aggregate. Our four largest partners in terms of accounts receivable in 2015, Premier Health Partners, Piedmont WellStar Health Plan, Indiana University Health and Baptist Health, comprised approximately 28.1%, 23.2%, 12.9% and 11.4%, respectively, of such total amount as of December 31, 2015. The sudden loss of any of our partners, including our new strategic alliance partner, University Health Care, Inc., d/b/a Passport Health Plan, as discussed in “Part II - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview,” or the renegotiation of any of our partner contracts, could adversely affect our operating results. For example, in 2015 we signed two amendments to our agreement with Piedmont WellStar Health Plan that reduced our expected revenue under that contract. Revenue estimates are based on various assumptions and may vary depending on the performance of our partner’s health plan and other factors. We expect our 2016 revenue attributable to that contract to be approximately 75% of our revenue attributable to that contract in 2015 or approximately 50% of our adjusted revenue attributable to that contract in 2015, with minimal revenue anticipated in subsequent years. In connection with the amendment signed in April 2015, the partner also sold its 2.2% ownership interest in us to certain of our pre-IPO investors, consisting of TPG, The Advisory Board and UPMC. In addition, as a result of an amendment to our agreement with WakeMed Health and Hospitals described in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview,” revenue we recognize in 2016 attributable to WakeMed Health and Hospitals will be limited to approximately 60% of our 2015 revenue attributable to this customer.

Because we rely on a limited number of partners for a significant portion of our revenues, we depend on the creditworthiness of these partners. If the financial condition of our partners declines, our credit risk could increase. Should one or more of our significant partners declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves and net income.

Although we have long-term contracts with our partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. In addition, one of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our partners is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.

If we are unable to offer new and innovative products and services or our products and services fail to keep pace with advances in industry standards, technology and our partners’ needs, our partners may terminate or fail to renew their relationship with us and our revenue and results of operations may suffer.

Our success depends on providing high-quality products and services that healthcare providers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied partner needs, our existing technology could become undesirable, obsolete or harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing partners and potential new partners will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing partners or potential new partners, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to partner preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing partners or be unable to obtain new partners and our results of operations may suffer. In addition, should any of our partners terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other partners over that same period of time.

We also engage third-party vendors to develop, maintain and enhance our technology solutions, and our ability to develop and implement new technologies is therefore dependent on our ability to engage suitable vendors. We may also need to license software or technology from third parties in order to maintain, expand or modify our technology platform. However, there is no guarantee we will be able to enter into such agreements on acceptable terms or at all. The functionality of our platform depends, in part, on our ability to integrate it with third-party applications and data management systems that our partners use and from which they obtain data. These third parties may terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications, data management systems and application programming interfaces and access to those applications and platforms in an adverse manner.

The growth of our business relies, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by our partner’s healthcare plan each month, expansion of our partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s healthcare plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partner’s plans were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our long-term contracts is tied to the customer’s continued participation in specified payer programs over which we have no control. If the customer ceases to participate in any such program, such decision would lead to a decrease in our expected revenue under the relevant contract.

In addition, the transition to value-based care may be challenging for our partners. For example, fully capitated provider risk arrangements have had a history of financial challenges for providers. Our partners may also have difficulty in value-based care if premium pricing is under pressure. Furthermore, revenue under our partner contracts may differ from our projections because of the termination of the contract for cause or at specified life cycle events, or because of fee reductions that are occasionally given after the contract is initially signed.

If we do not continue to attract new partners, we may not achieve our revenue projections, and our results of operations would be harmed.

In order to grow our business, we must continually attract new partners. Our ability to do so depends in large part on the success of our sales and marketing efforts. Potential partners may seek out other options. Therefore, we must demonstrate that our products and services provide a viable solution for potential partners. If we fail to provide high-quality solutions and convince individual partners of our value proposition, we may not be able to retain existing partners or attract new partners. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for our products and services due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. If the market for our products and services declines or grows more slowly than we expect, or if the number of individual partners that use our solutions declines or fails to increase as we expect, our revenue, results of operations, financial condition, business and prospects could be harmed.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners and for 2015, our business development expenses represented approximately 8% of our total revenues. Some of our partners undertake a significant and prolonged evaluation process, including to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a long-term partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we expect to grow rapidly, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. In addition, we estimate the costs and timing for completing the transformation phase, including the Blueprint phase, of the partner relationship. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

If the estimates and assumptions we use to determine the size of our target market are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-K relating to the size and expected growth of the market for our services may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

The principal assumptions relating to our market opportunity include health insurance expenditures, the total percentage of payments providers receive under value-based contracting, the size of the provider-sponsored health plan market and the fees we believe we can charge. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential partners will be more attractive to our partners than competing solutions. The solution we offer our target market contemplates one strategic option-to pursue clinical and technological integration to reduce utilization and total cost-among several such options our potential partners may pursue to achieve their objectives. Our potential partners may elect to pursue a different strategic option.
If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected. For more information regarding our estimates of market opportunity and the forecasts of market growth included in this Form 10-K, see “Part I - Item 1. Business.”

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing partners and to our ability to attract new partners. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our partners, could make it substantially more difficult for us to attract new partners. Similarly, because our existing partners often act as references for us with prospective new partners, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new partners. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with partners, which would harm our business, results of operations and financial condition.

Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition and results of operations.

Many healthcare industry participants and payers are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

The market for our products and services is fragmented, competitive and characterized by rapidly evolving technology standards, customer needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities.

We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater brand recognition, have larger client bases and have substantially greater financial, technical and marketing resources. Other competitors have proprietary technology that differentiates their product and service offerings from ours. Our competitors are constantly developing products and services that may become more efficient or appealing to our existing partners and potential partners. Additionally, some healthcare information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by healthcare providers. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our existing partners and potential partners.

We also compete on the basis of price. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our partners. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.

We cannot be certain that we will be able to retain our current partners or expand our partner base in this competitive environment. If we do not retain current partners or expand our partner base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.

Exclusivity and right of first refusal clauses in some of our partner and founder contracts may prohibit us from partnering with certain other providers in the future, and as a result may limit our growth.

Some of our partner and founder contracts include exclusivity and right of first refusal clauses. Any founder contracts with exclusivity, right of first refusal or other restrictive provisions may limit our ability to conduct business with certain potential partners, including competitors of our founders. For example, under the UPMC IP Agreement, if we were to conduct business with certain precluded providers, it would result in the loss of the license thereunder. Partner contracts with exclusivity or other restrictive provisions may limit our ability to partner with or provide services to other providers or purchase services from other vendors within certain time periods. These exclusivity or other restrictive provisions often apply to specific competitors of our health system partners or specific geographic areas within a particular state or an entire state. Accordingly, these exclusivity clauses may prevent us from entering into long-term relationships with potential partners and could cause our business, financial condition and results of operations to be harmed.

In addition, we entered into a services, reseller and non-competition agreement with The Advisory Board, which we refer to as The Advisory Board Reseller Agreement, that, among other things, prohibits us from promoting, marketing, offering or selling certain unbundled technology services, consulting services unless reasonably expected to lead to a long-term services contract or be part of a Blueprint engagement, or certain other services that are substantially similar to or competitive with certain Advisory Board services. Accordingly, that agreement prohibits us from selling such software or technology services on a standalone basis, but permits us to sell such services if they are part of an integrated offering to our partners and such services account for no more than 50% of the aggregate revenue attributable to our partner during the term of the contract. The Advisory Board Reseller Agreement also prohibits us from promoting, marketing, offering or selling consulting services that are not intended to be a part of our Blueprint services or any services that are substantially similar to or competitive with certain Advisory Board services. These restrictions are in effect until the earlier of June 27, 2020, and the date on which The Advisory Board no longer holds shares of our common stock. We have also entered into a reseller, services and non-competition agreement with an affiliate of UPMC, which we refer to as the UPMC Reseller Agreement, pursuant to which we are prohibited from contracting with third parties to provide certain TPA services for a certain time period. These restrictions could cause our business, financial condition and results of operations to be harmed if we found it advantageous to obtain TPA services from a third party or offer certain services, including unbundled software or technology services, during the restricted period.

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million more Americans. The ACA includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Many of the provisions of the ACA will phase in over the course of the next several years, and we may be unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future, including amendments to the ACA, will have on our business. In addition, provisions of the ACA may continue to be challenged in the courts.

In addition, we are subject to various other laws and regulations, including, among others, the Stark Law relating to self-referrals, anti-kickback laws, antitrust laws and the privacy and data protection laws described below. See “Part I - Item 1. Business - Healthcare Laws and Regulations” for additional information. If we were to become subject to litigation or liabilities under these or other laws, our business could be adversely affected. See “We may become subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.”

Additionally, the outcomes of upcoming 2016 presidential and congressional elections are uncertain. We cannot predict the impact these elections may have on the ACA and other healthcare laws and regulations, and consequently, on our business.

We are subject to privacy and data protection laws governing the transmission, security and privacy of health information, which may impose restrictions on the manner in which we access personal data and subject us to penalties if we are unable to fully comply with such laws.

As described below, we are required to comply with numerous federal and state laws and regulations governing the collection, use, disclosure, storage and transmission of individually identifiable health information that we may obtain or have access to in connection with the provision of our services. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business.

•
HIPAA expanded protection of the privacy and security of personal health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

•
The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009, also known as the “Stimulus Bill,” effective February 22, 2010, set forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches for over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. The HITECH Act also replaced the prior penalty system of one tier of penalties of $100 per violation and an annual maximum of $25,000 with a four-tier system of sanctions for breaches. Penalties now range from the original $100 per violation and an annual maximum of $25,000 for the first tier to a minimum of $50,000 per violation and an annual maximum of $1.5 million for the fourth tier. Failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.

•
Numerous other federal and state laws may apply that restrict the use and protect the privacy and security of individually identifiable information, as well as employee personal information. These include state medical privacy laws, state social security number protection laws and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our partners and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business.

•
Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws have been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonomized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Under the HITECH Act, as a business associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. Due to the recent enactment of the HITECH Act, we are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

If we are unable to obtain, maintain and enforce intellectual property protection for our technology and products or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and products substantially similar to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our proprietary technology and content. We are pursuing the registration of our trademarks and service marks in the United States. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology and products. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our products and services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies or products in certain relevant countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights.

Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We may use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary information, the value of our technology and products could be adversely affected.

We may not be able to protect our trade secrets, know-how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know-how and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other proprietary information.

We depend on certain technologies that are licensed to us. We do not control the intellectual property rights covering these technologies and any loss of our rights to these technologies or the rights licensed to us could prevent us from developing and/or commercializing our products.

We are a party to a number of license agreements under which we are granted rights to intellectual property that is important to our business, and we expect that we may need to enter into additional license agreements in the future. We rely on these licenses to use various proprietary technologies that are material to our business, including without limitation those technologies licensed under an intellectual property and development services license agreement between us and UPMC, or the UPMC IP Agreement, a technology license agreement between us and UPMC, or the UPMC Technology Agreement, and an intellectual property license and data access agreement with The Advisory Board, or The Advisory Board IP Agreement. Under the UPMC IP Agreement, certain of UPMC’s proprietary analytics models and know-how are licensed to us on a non-exclusive basis from UPMC; pursuant to the UPMC Technology Agreement, UPMC’s proprietary technology platform, associated know-how and the Identifi® trademark are licensed to us on an irrevocable, non-exclusive basis from UPMC; in each case, subject to certain ongoing territorial, time and use restrictions. Under The Advisory Board IP Agreement, we hold a license to use a business plan and operating model designed by The Advisory Board, a right to access certain analysis, data and proprietary information of The Advisory Board, we obtain a membership in The Advisory Board’s healthcare industry program, and the right to access key Advisory Board personnel and assistance in our promotion and sales efforts. Our rights to use these technologies and know-how and employ the software claimed in the licensed technologies are subject to the continuation of and our compliance with the terms of those licenses. Our existing license agreements impose, and we expect that future license agreements will impose on us, various exclusivity obligations. If we fail to comply with our obligations under these agreements, the applicable licensor may have the right to terminate our license, in which case we may not be able to develop or commercialize the products or technologies covered by the license.

Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

•	our obligations with respect to the use of the licensed technology in relation to our services and technologies, and which activities satisfy those obligations;

•	whether our activities are in compliance with the restrictions placed upon our rights to use the licensed technology by our licensors; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected products and technologies.

The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we do not have control over the prosecution, maintenance or enforcement of the intellectual property rights that we license, and may not have sufficient ability to consult and input into the prosecution and maintenance process with respect to such intellectual property, and our licensors may fail to take the steps we feel are necessary or desirable in order to obtain, maintain and enforce the licensed intellectual property rights and, as a result, our ability to retain our competitive advantage with respect to our products and technologies may be materially affected.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate, including under the UPMC IP Agreement, the UPMC Technology Agreement and The Advisory Board IP Agreement. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, certain of our products depend on maintaining our data and analytics platform, which is populated with data disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our partners would be materially adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source software. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

Data loss or corruption due to failures or errors in our systems or service disruptions at our data centers may adversely affect our reputation and relationships with existing partners, which could have a negative impact on our business, financial condition and results of operations.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our existing software. Despite testing by us, we may discover defects or errors in our software. Any defects or errors could expose us to risk of liability to partners and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or partner satisfaction with our products and services or cause harm to our reputation.

Furthermore, our partners might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and lead to significant partner relations problems.

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, our reputation and business will be harmed.

Our services involve the collection, storage and analysis of confidential information. In certain cases such information is provided to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any compromise or perceived compromise of our security (or the security of our third-party service providers who have access to confidential information) could damage our reputation and our relationship with our partners, could reduce demand for our products and services and could subject us to significant liability as well as regulatory action. In addition, in the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our partners, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with partners, adversely affecting our brand and our business.

Our ability to deliver our products and services, particularly our cloud-based solutions, is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone and facsimile services. Our services are designed to operate without interruption in accordance with our service level commitments.

However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services and prevent or inhibit the ability of our partners to access our services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our partners, our business, results of operations and financial condition. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	telecommunications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

Any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

The reliability and performance of our Internet connection may be harmed by increased usage or by denial-of-service attacks. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services.

We rely on third-party vendors to host and maintain our technology platform.

We rely on third-party vendors to host and maintain our technology platform, including Identifi®. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party vendors, particularly UPMC, and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business, results of operations and financial condition. Despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruption events could cause our platform to be unavailable to our partners and impair our ability to deliver services and to manage our relationships with new and existing partners, which in turn could materially affect our results of operations.

If our vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Two of our vendor agreements may be unilaterally terminated by the licensor for convenience, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party vendors. In addition, third-party vendors may not be able to provide the services required in order to meet the changing needs of our business.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. We have not entered into employment agreements with our executive officers. All of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice and without the payment of any severance. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart. If we are not able to retain any of our key management personnel, our business could be harmed.

We may make future acquisitions and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. As an example, in February 2016 we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. Future acquisitions and investments could pose numerous risks to our operations, including:

•	difficulty integrating the purchased operations, products or technologies;

•	substantial unanticipated integration costs;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired business’ customers;

•	adverse effects on our existing business relationships;

•	failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

•	liabilities from the acquired businesses for infringement of intellectual property rights or other claims and failure to obtain indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets or large and immediate write-offs, assume liabilities or issue stock that would dilute our current stockholders’ ownership. We may be unable to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

Our total assets include substantial goodwill. At December 31, 2015, we had $608.9 million of goodwill on our Consolidated Balance Sheet associated with the Offering Reorganization. Goodwill represents the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. In the future, we may be required to recognize an impairment of goodwill due to market conditions or other factors related to our performance.

While our annual goodwill impairment test is conducted at October 31, 2015, we have processes to monitor for interim triggering events. Under GAAP, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include macroeconomic conditions, industry and market considerations, our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events including changes in strategy, customers or litigation. A detailed discussion of our impairment testing is included in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO Class A Common Stock price of $17.00. Subsequent to December 31, 2015, our share price has remained below the IPO price. If a sustained decrease in the price of our Class A Common Stock continues, we may be required to write down a portion of our $608.9 million of goodwill and record a charge in impairment of goodwill for the relevant periods. For example, the closing price of our Class A common stock on the NYSE on February 25, 2016, was $8.71. If our Class A common stock price remains at a similar level through the first quarter of 2016, we will be required to write down a portion of our goodwill and record an impairment charge. Any impairment charges that we record in the future could negatively impact our results of operations and financial condition.

We may need to obtain additional financing which may not be available or, if it is available, may result in a reduction in the ownership of our stockholders.

We may need to raise additional funds in order to:

•	finance unanticipated working capital requirements;

•	develop or enhance our technological infrastructure and our existing products and services;

•	fund strategic relationships, including joint ventures and co-investments;

•	fund additional implementation engagements;

•	respond to competitive pressures; and

•	acquire complementary businesses, technologies, products or services.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are unavailable or are unavailable on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the ownership of our then-existing stockholders may be reduced, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing stockholders. In addition, any indebtedness we incur and restrictive covenants contained in the agreements related thereto could:

•	make it difficult for us to satisfy our obligations, including interest payments on any debt obligations;

•	limit our ability to obtain additional financing to operate our business;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;

•	limit our flexibility to plan for and react to changes in our business and the healthcare industry;

•	place us at a competitive disadvantage relative to our competitors;

•	limit our ability to pursue acquisitions; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could cause a significant decrease in our liquidity and impair our ability to pay amounts due on any indebtedness, and could have a material adverse effect on our business, financial condition and results of operations.

We have experienced net losses in the past and we may not achieve profitability in the future.

We have incurred significant net losses in the past and we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with partners, develop our platform, develop new solutions and comply with being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our partner base, we could incur increased losses because significant costs associated with entering into partner agreements are generally incurred up front, while revenue is generally recognized each period in proportion to the amount of the contract completed during that period. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. We may also fail to improve the gross margins of our business. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will continue to result in increased costs to us and could have a negative effect on our business, financial condition and results of operations. As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We have been and will be continuing to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth as a public company also requires us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

As an “emerging growth company” as defined in the JOBS Act, we are taking, and may continue to take, advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, a delay in the timeframe required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may continue to incur as a result of becoming a public company or the timing of such costs.

Our adjusted results may not be representative of our future performance.

In preparing the adjusted results included in our MD&A in this Form 10-K, we have made adjustments to our historical financial information to reflect the Offering Reorganization as if it had occurred on the first day of the relevant period and we have adjusted the results to exclude the impact of purchase accounting adjustments, stock-based compensation expenses and transaction expenses related to the Offering Reorganization and IPO. These adjusted measures do not represent and should not be considered as alternatives to GAAP measurements, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for additional information.

We may become subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to litigation in the future. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our Class A common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.

Risks Relating to Our Structure

We are a holding company and our only material asset is our interest in Evolent Health LLC and, accordingly, we are dependent upon distributions from Evolent Health LLC to pay taxes and other expenses.

We are a holding company and have no material assets other than our ownership of Class A common units of Evolent Health LLC. We have no independent means of generating revenue. Evolent Health LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of common units each member owns. Accordingly, we incur income taxes on our allocable share of any net taxable income of Evolent Health LLC and also incur expenses related to our operations. We intend to continue to cause Evolent Health LLC to distribute cash to its members, including us, in an amount sufficient to cover all of our tax liabilities and dividends, if any, declared by us, as well as any payments due under the TRA, as described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 11 - Tax Receivables Agreement.” To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and Evolent Health LLC is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.

We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future, and these amounts are expected to be material.

The Class B common units held upon completion of the transactions described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 4 - The Offering Reorganization” may in the future be exchanged (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock. The exchanges may result in increases in the tax basis of the assets of Evolent Health LLC that otherwise would not have been available. In addition, we expect that certain NOLs will be available to us as a result of the transactions as described in “Tax Receivables Agreement” in “Part II – Item 8. Financial Statements and Supplementary Data - Note 11.” These increases in tax basis and NOLs may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”), may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

We have entered into a TRA related to the tax basis step-up of the assets of Evolent Health LLC and certain NOLs of the former members of Evolent Health LLC, with the holders of Class B common units and certain of our other investors. Pursuant to the TRA, we will pay them 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of possible increases in tax basis resulting from our exchanges of Class B common units (calculated assuming that any post-IPO transfer of Class B common units (other than the exchanges) had not occurred) as well as certain other benefits attributable to payments under the TRA itself.

The TRA also requires us to pay 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings and an affiliate of TPG attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA. The payments that we make under the TRA could be substantial.

We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are disallowed.

If the IRS successfully challenges the tax basis increases or the existence or amount of the NOLs at any point in the future after payments are made under the TRA, we will not be reimbursed for any payments made under the applicable TRA (although future payments under the TRA, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the IRS). As a result, in certain circumstances, we could be required to make payments under the TRA in excess of our cash tax savings.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from future exchanges of Class B common units for our Class A common stock, the utilization of certain tax attributes previously held by Evolent Health Holdings and an affiliate of TPG and from payments made under the TRA.

Our ability to realize the tax benefits that we currently expect to be available as a result of the increases in tax basis created by any future exchanges of Class B common units (together with an equal number of shares of our Class B common stock) for our Class A common stock and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion of in “Part II – Item 8. Financial Statements and Supplementary Data - Note 11 - Tax Receivables Agreement” for additional information.

In certain circumstances, Evolent Health LLC will be required to make distributions to us and the other members of Evolent Health LLC and the distributions that Evolent Health LLC will be required to make may be substantial.

Evolent Health LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We intend to cause Evolent Health LLC to make pro rata cash distributions, or tax distributions, to its members in an amount sufficient to allow each member to pay taxes on such member’s allocable share of the net taxable income of Evolent Health LLC. Funds used by Evolent Health LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of Evolent Health LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result of the potential differences in the amount of net taxable income allocable to us and the Class B common unit holders, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Evolent Health LLC, the Class B common unit holders would benefit from any value attributable to such accumulated cash balances as a result of its ownership of Class A common stock following an exchange of its Class B common units in Evolent Health LLC (including any exchange upon an acquisition of us). See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends” for a discussion of our dividend policy.

In certain cases, payments by us under the TRA may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain changes of control, or if, at any time, we elect an early termination of the TRA or are in material breach of our obligations under the TRA, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits to the holders of Class B common units, the former stockholders of Evolent Health Holdings and the former stockholders of an affiliate of TPG. Such payment would be based on certain valuation assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. The benefits would be payable even though, in certain circumstances, no Class B common units are actually exchanged and no NOLs are actually used at the time of the accelerated payment under the TRA, thereby resulting in no corresponding tax basis step up at the time of such accelerated payment under the TRA. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the TRA and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the TRA could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of holders of our Class A common stock.

Different interests among our investors or between our investors and us, including with respect to related party transactions, could prevent us from achieving our business goals.

For the foreseeable future, we expect that a majority of our board of directors will include directors who are affiliated with entities that may have commercial relationships with us. Certain of our pre-IPO investors could have business interests that conflict with those of the other investors, which may make it difficult for us to pursue strategic initiatives that require consensus among our owners.

Our relationship with our pre-IPO investors, who owned 56.6% of our Class A common stock, 100% of our Class B common stock and a 29.7% economic interest in Evolent Health LLC, as of December 31, 2015, could create conflicts of interest among our investors, or between our investors and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our investors. In addition, our pre-IPO investors may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when Evolent Health, Inc. should terminate the TRA and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO investors’ tax or other considerations even where no similar benefit would accrue to us. Except as set forth in the TRA and the stockholders’ agreement that we entered into with our pre-IPO investors at the time of our IPO, which we refer to as the stockholders’ agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and our pre-IPO investors or among our pre-IPO investors. We may not be able to resolve any potential conflicts between us and a pre-IPO investor and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

The agreements between us and certain of our pre-IPO investors were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.

The contractual agreements that we have with certain of our pre-IPO investors were negotiated in the context of an affiliated relationship in which representatives of such pre-IPO investors and their affiliates comprised a significant portion of our board of directors. As a result, the financial provisions, and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of such pre-IPO investors and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances, which could have a material adverse effect on our business, financial condition and results of operations.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, we are exempt from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain investors who are party to a stockholders’ agreement own a majority of the voting power of our outstanding common stock. Accordingly, we are a “controlled company” under the NYSE rules. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of listing of our Class A common stock:

•	we have a board that is composed of a majority of “independent directors” as defined under the NYSE rules; and

•	we have a compensation committee and a nominating and corporate governance committee that are composed of independent directors.

We are taking advantage of these exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements.

Risks Relating to Ownership of Our Class A Common Stock

We expect that our stock price will be volatile and may fluctuate or decline significantly.

The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial reports and results of operations;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	indebtedness incurred in the future;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations; and

•	economic and political conditions or events.

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our Class A common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. As a new public company, if one or more of the analysts who cover us downgrades our stock, or if our results of operations do not meet their expectations, our stock price could decline.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.

If our existing stockholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of Class A common stock could also depress our market price. As of December 31, 2015, there were 41,491,498 shares of Class A common stock outstanding. In addition, 1,697,450 options that are held by our employees are currently exercisable or will be exercisable in 2016. Certain of our executive officers, directors and employees are subject to the holding period requirements of Rule 144. After the holding periods have elapsed and, in the case of restricted stock, after the shares have vested, additional shares will be eligible for sale in the public market. The market price of shares of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock eligible for future sale upon the exchange of Class B common units.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock eligible for future sale upon the exchange of Class B common units (together with an equal number of shares of our Class B common stock), or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.

As of December 31, 2015, 41,491,498 Class A common units and 17,524,596 Class B common units of Evolent Health LLC were outstanding. Each Class B common unit, together with one share of our Class B common stock, are exchangeable for one share of Class A common stock.” Pursuant to a registration rights agreement, we have granted registration rights to the holders of the Class B common units with respect to their shares of Class A common stock delivered in exchange for their Class B common units, as well as certain other holders of our Class A common stock. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 4 - Issuances of Common Units” for additional information.

Some provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws and certain of our contracts may deter third parties from acquiring us.

Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

•	divides our board of directors into three staggered classes of directors that are each elected to three-year terms;

•	prohibits stockholder action by written consent after the date on which TPG, The Advisory Board and UPMC cease to collectively own at least a majority in voting power of shares of our common stock;

•
authorizes the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	prohibits cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•
provides that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board, the chief executive officer or, so long as TPG, The Advisory Board and UPMC collectively own at least a majority in voting power of shares of our common stock, any such stockholder, subject to certain limitations;

•	requires advance notice to be given by stockholders for any stockholder proposals or director nominees;

•
after the date on which TPG, The Advisory Board and UPMC cease to collectively own at least a majority in voting power of shares of our common stock, requires the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to amend certain provisions of our amended and restated certificate of incorporation and any provision of our amended and restated bylaws; and

•
after the date on which TPG, The Advisory Board and UPMC cease to collectively own at least a majority in voting power of shares of our common stock, requires the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to remove directors and only for cause.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they will provide that each of TPG, UPMC and The Advisory Board and their transferees will not be deemed to be “interested stockholders,” and accordingly are not subject to such restrictions.

These and other provisions could have the effect of discouraging, delaying or preventing a transaction involving a change in control of our company or could make it more difficult for stockholders to elect directors of their choosing or to cause us to take other corporate actions that they desire. Provisions in certain of our contracts may also deter third parties from acquiring us. For example, under the UPMC IP Agreement, Evolent Health LLC’s license to certain intellectual property of UPMC would cease if we are acquired by certain specified acquirers. In addition, our contracts with certain partners would terminate if we are acquired by certain competitors or if UPMC ceases to be a subcontractor of our data and technology services.

Our amended and restated certificate of incorporation and stockholders’ agreement contain provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our pre-IPO investors.

Each of TPG, The Advisory Board and UPMC and their respective affiliates may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our amended and restated certificate of incorporation and stockholders’ agreement provide that such stockholders and their respective affiliates do not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that TPG, The Advisory Board or UPMC or any of their respective affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our amended and restated certificate of incorporation and stockholders’ agreement also provide that, to the fullest extent permitted by law, none of such stockholders or their respective affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that any such stockholder or any of its affiliates directs such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by TPG, The Advisory Board or UPMC to themselves or their respective affiliates instead of to us.

Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (d) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or amended and restated bylaws or (e) any other action asserting a claim against us that is governed by the internal affairs doctrine. We refer to each of these proceedings as a covered proceeding. In addition, our amended and restated certificate of incorporation provides that if any action the subject matter of which is a covered proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors, which we refer to as a foreign action, the claiming party will be deemed to have consented to (1) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (2) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. Our amended and restated certificate of incorporation also provides that, except to the extent prohibited by the DGCL, in the event that a claiming party initiates, asserts, joins, offers substantial assistance to or has a direct financial interest in any foreign action without the prior approval of our board of directors, each such claiming party will be obligated jointly and severally to reimburse us and any officer, director or other employee made a party to such proceeding for all fees, costs and expenses of every kind and description (including, but not limited to, all attorneys’ fees and other litigation expenses) that the parties may incur in connection with such foreign action. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We do not anticipate paying any cash dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future to fund the development and growth of our business. We do not intend to pay any dividends to holders of our Class A common stock. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock. See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Dividends” for a discussion of our dividend policy.

In preparation of our IPO, we identified a material weakness in our internal control over financial reporting, and if we are unable to remedy our material weakness, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

Prior to the completion of our IPO, we were a private company and had limited accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. Upon becoming a publicly-traded company, we became required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the filing of our 2016 10-K. Pursuant to the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until the earlier of (1) the year in which our public float exceeds $700 million as of June 30 of the respective year or (2) December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. During the course of preparing for our IPO, we determined that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions.

We are currently in the process of remediating the material weakness and have taken numerous steps that we believe have addressed certain underlying causes of the material weakness, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department and enhancing our internal review procedures during the financial statement close process. This initiative will place significant demands on our financial and operational resources, as well as our IT systems. Our current efforts to design and implement an effective control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. During the course of the design and implementation, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weakness described above. The material weakness described above or any newly identified material weakness could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. If we fail to effectively remediate deficiencies in our control environment, if we identify future material weaknesses in our internal controls over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. We also could become subject to investigations by the NYSE, the SEC or other regulatory authorities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. During the course of preparing for our IPO, we concluded that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. We also are taking and intend to continue to take advantage of reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company, and exemptions from the requirement of holding advisory “say on pay” votes on executive compensation and advisory votes on golden parachute compensation. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be up to five years.

Our business and stock price may suffer as a result of our lack of public company operating experience.

Prior to our listing in 2015, we were a privately-held company since we began operations in 2011. Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our prospects, financial condition, results of operations and stock price may be harmed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 91,000 square feet of office space. In addition, we occupy office space in San Francisco, California and also incur monthly rental expense to have a limited number of personnel on-site at certain client locations. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 8,” the rental expense on operating leases was $2.3 million for 2015.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data - Note 8 - Litigation Matters.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market and Dividend Information

Market Information

On June 5, 2015, we closed an IPO of our Class A common stock at price of $17.00 per share. Prior to that time, there was no public market for our stock. Our Class A common stock is traded on the New York Stock Exchange under the symbol “EVH.” The following presents the high and low prices for our Class A common stock on the New York Stock Exchange during the periods indicated:

	2015
Fiscal Period	High	Low
Second Quarter	$19.93	$17.54
Third Quarter	23.15	15.35
Fourth Quarter	17.37	11.86

Our Class B common stock is not listed nor traded on any stock exchange.

Holders

As of February 25, 2016, there were 21 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder. As of February 25, 2016, there were three holders of record of our Class B common stock.

Dividends

We have not declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our Class A common stock for the foreseeable future. Our Class B common stockholders are not entitled to any dividend payments. The timing and amount of future cash dividends, if any, is periodically evaluated by our board of directors and would depend on, among other factors, our current and expected earnings, financial condition, projected cash flows and anticipated financing needs.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock between June 3, 2015, and December 31, 2015, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on June 3, 2015, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Class A common stock.

The following table was used to prepare the graph above:

	6/3/2015	6/30/2015	9/30/2015	12/31/2015
Evolent Health, Inc.	$100	$115	$94	$71
NASDAQ Health Care	100	101	85	94
NYSE Composite	100	97	88	91

(b) None

(c) None

Item 6. Selected Financial Data

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Subsequent to the Series B Reorganization on September 23, 2013, and prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the years ended December 31, 2015, 2014 and 2013, do not reflect a complete view of the operational results for those periods as follows:

•
Evolent Health, Inc.’s results for the 2015 reflect, (i) the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through the end of the period, or December 31, 2015;

•	Evolent Health, Inc.’s results for 2014 reflect only the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC; and

•
Evolent Health, Inc.'s results for 2013 reflect (i) the consolidated results of Evolent Health LLC from January 1, 2013, through September 22, 2013, and (ii) the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from the date of the Series B Reorganization (as defined in “Part II - Item 8. Financial Statements and Supplementary Data - Note 4”), or September 23, 2013, through December 31, 2013.

The following selected financial data (in thousands, except per share data) was derived from the audited consolidated financial statements and should be read in conjunction with “Part I - Item 1A. Risk Factors,” “Part II - Item 7. Management’s Discussion and Analysis of Financial and Results of Operations” and the accompanying audited consolidated financial statements and notes to consolidated financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in future periods.

	For the Years Ended December 31,
	2015	2014	2013
Total revenue	$96,878	$—	$25,671
Gain on consolidation	414,133	—	—
Gain on deconsolidation	—	—	46,246
Income (loss) from affiliate	(28,165)	(25,246)	(4,241)
Net income (loss)	319,814	(25,246)	20,023
Per share data:
Net income (loss) - basic	$13.14	$(13.46)	$2.51
Net income (loss) - diluted	6.93	(13.46)	0.99

	As of December 31,
	2015	2014	2013
Goodwill	$608,903	$—	$—
Equity method investment	—	37,203	50,940
Total assets	1,015,514	37,203	50,940
Redeemable preferred stock	—	39,273	37,680
Non-controlling interests	285,238	—	—
Total equity (deficit)	934,579	(2,070)	13,260

The Company adopted ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, in 2015 and applied the standard retrospectively to all periods presented. The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position instead of separately presented as current and non-current under the current guidance. As a result of the adoption of this ASU, total assets decreased $1.1 million in 2014. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 3” for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition as of December 31, 2015, compared with December 31, 2014, and the results of operations for 2015 and 2014, compared with the immediately preceding year. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data” as well as “Part I - Item 1A. Risk Factors.”

INTRODUCTION

Background and Recent Events

Evolent was originally organized as a corporation in August 2011 and was capitalized through contributions of cash and intangible assets in exchange for preferred stock.

On September 23, 2013, Evolent Health, Inc. undertook a reorganization (the “Series B Reorganization”) in which Evolent Health Holdings was formed and Evolent Health, Inc. converted into Evolent Health LLC, a limited liability company. Evolent Health Holdings did not control Evolent Health LLC after the Series B Reorganization, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting.

Evolent Health, Inc., the registrant, was incorporated as a Delaware corporation on December 12, 2014, for the purpose of the Company’s IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock (the “Offering Reorganization”). Pursuant to the Offering Reorganization, Evolent Health, Inc. merged with Evolent Health Holdings and an affiliate of TPG. In accordance with the terms of the mergers, each of the then-existing stockholders of Evolent Health Holdings, including UPMC, The Advisory Board, TPG, as well as certain other entities, existing customers and employees, received a certain number of shares of our Class A common stock in exchange for each share of common stock it held in Evolent Health Holdings, and TPG received a certain number of shares of our Class A common stock in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc. In addition, pursuant to the Offering Reorganization we issued shares of our Class B common stock to TPG and The Advisory Board, each of which was a member of Evolent Health LLC prior to the Offering Reorganization. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law or pursuant to our amended and restated certificate of incorporation or amended and restated bylaws. Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock and is otherwise non-transferable pursuant to an exchange agreement.

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

Business Overview

We are a market leader and a pioneer in the new era of healthcare delivery and payment, in which leading providers are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from FFS reimbursement to value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

We consider value-based care to be the necessary convergence of healthcare payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS healthcare, public policy, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance driven by the emergence of the health insurance exchanges and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of healthcare delivery costs, their primary position with consumers and their strong local brand.

We market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a Blueprint for executing that opportunity. During the second portion of the transformation phase, which typically lasts twelve to fifteen months, we generally work with our partner to implement the Blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek to enter into long-term agreements which we call the platform and operations phase and for which we deliver a wide range of services that support our partner in the execution of its new strategy. Contracts in the platform and operations phase can range from three to ten years in length. In the platform and operations phase we establish a local market presence and typically embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience by our partners after a notice period has passed, and certain partners would be required to pay us a termination fee in certain circumstances.

As of December 31, 2015, we had entered into long-term contractual relationships with eleven partners and we have subsequently entered into a long-term contractual relationship with one additional partner, and a significant portion of our revenue is concentrated with several partners. Our five largest partners, Piedmont WellStar Health Plan, Indiana University Health, WakeMed Health and Hospitals, Premier Health Partners and MedStar Health, Inc. comprised 19.6%, 15.6%, 14.1%, 11.8% and 11.2%, respectively, of our revenue for 2015, or 72.3% in the aggregate.

On February 1, 2016, the Company entered into a strategic alliance with University Health Care, Inc. d./b/a Passport Health Plan (“Passport”), a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to over 280,000 Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1,067,271 Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to the Passport. We believe the Medicaid Center of Excellence, which combines Passport’s capabilities with our existing capabilities and technology platform, will enhance our ability to further expand into the growing market in provider-sponsored, community-based Medicaid health plans throughout the United States. We have not yet finalized the accounting for this transaction which will be included in our financial results beginning February 1, 2016. We expect the revenue from the 10-year service arrangement will contribute significantly to our future revenues.

At times our contracts may be amended to change the nature and price of the services and/or the time period over which they are provided. For example, in 2015 we signed two amendments to our agreement with Piedmont WellStar Health Plan that reduced our expected revenue under that contract. Revenue estimates are based on various assumptions and may vary depending on the performance of our partner’s health plan and other factors. We expect our 2016 revenue attributable to that contract to be approximately 75% of our revenue attributable to that contract in 2015 or approximately 50% of our adjusted revenue attributable to that contract in 2015, with minimal revenue anticipated in subsequent years. In connection with the amendment signed in April 2015, the partner also sold its 2.2% ownership interest in us to certain of our pre-IPO investors, consisting of TPG, The Advisory Board and UPMC.

During the fourth quarter of 2015, we agreed to amend the terms of our contract with WakeMed Health and Hospitals and changed our fee structure from a PMPM-based fee to a combination of a fixed-fee and a performance-based fee. The fixed portion of our fee will be an amount equal to approximately 60% of our 2015 revenue attributable to this customer.  The performance-based portion of our fee relates to populations that will move to a new program. The performance-based fee for these populations, which accounted for approximately 30% of our 2015 revenue attributable to WakeMed Health and Hospitals, is contingent upon our customer achieving certain performance metrics. In addition, if WakeMed Health and Hospitals exceeds the performance metrics, we will be entitled to additional payments under the amended agreement. The performance metrics will be measured and the revenue related to the performance-based fees will be recognized in the calendar year following the relevant service period. As a result, revenue we recognize in 2016 attributable to WakeMed Health and Hospitals will be limited to the fixed fee attributable to this customer. Additionally, as part of the amendment, we were released from an exclusivity provision and as a result we will be able to pursue our strategy to expand into the Medicaid market in certain geographic areas that were previously restricted.

We have incurred significant operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth objectives, we may not be able to achieve profitability. As of December 31, 2015, we believe we have sufficient liquidity for the next twelve months.

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 2.”

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually on October 31 for indications of impairment, with consideration given to financial performance and other relevant factors. We perform a two-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test. In Step 1 of the evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the implied fair value of goodwill is determined. The fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations.

Factors could cause us to believe our estimated fair value of our single reporting unit may be lower than the carrying value and trigger a Step 1 test, but may not require a Step 2 test if the fair value of the reporting unit is greater than its carrying value.  In the event a Step 2 test is conducted, it may not result in goodwill impairment because the implied fair value of goodwill may exceed our carrying amount of goodwill. The implied fair value of goodwill is most sensitive to our estimates of revenue growth, expense management, working capital investment, margins and discount rates.

Step 1 Results

We performed a Step 1 analysis on our single reporting unit as part of our annual impairment assessment as of October 31, 2015.  To determine the implied fair value for our single reporting unit, we utilize both a discounted cash flow valuation approach (“income approach”) and a market multiple valuation approach (“market approach”).  In determining the estimated fair value, we consider discounted cash flow calculations of management’s estimates of future financial performance, management’s long-term plans, the level of our Class A common stock price and assumptions that we consider market participants would make in valuing our reporting unit, including a control premium.  This analysis requires us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions and discount rates. For our 2015 annual impairment testing, the most sensitive assumption for purposes of the market approach was our estimate of the control premium that would be paid to acquire the company, and the most sensitive assumption related to the income approach, other than our cash flows, was the discount rate. As of October 31, 2015, our single reporting unit passed the Step 1 analysis as we determined that its implied fair value was greater than its carrying value based on both the income approach and the market approach; however, under one of the approaches, fair value exceeded carrying value by less than 10%. If fair value had been less than carrying value, we would have been required to perform a Step 2 test to determine the implied fair value of our goodwill.

Outlook

In interim periods between annual goodwill reviews, we also evaluate qualitative factors including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, customers, or litigation. As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO share price of $17.00. Subsequent to December 31, 2015, our share price has remained significantly below the IPO price. If a sustained decrease in the price of our Class A common stock continues, we may be required to write down a portion of our $608.9 million of goodwill. For example, the closing price of our Class A common stock on the NYSE on February 25, 2016, was $8.71. If our Class A common stock price remains at a similar level through the first quarter of 2016, we will be required to write down a portion of our $608.9 million of goodwill on our Consolidated Balance Sheets and report a charge in impairment of goodwill on our Consolidated Statements of Operations for the relevant periods. Any impairment charges that we may record in the future could be material to our results of operations.

Intangible Assets, Net
Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group exceed the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. The estimation of future undiscounted cash flows expected to result from the use and disposition of an asset or group requires significant judgment and future results may vary from current assumptions. Based on those judgments, we concluded that there was no impairment of intangible assets for the years ended December 31, 2015, 2014 or 2013.

Revenue Recognition

Revenue from the Company’s services is recognized when there is persuasive evidence of an arrangement, performance or delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

At times, the Company enters into contracts that contain multiple deliverables and we evaluate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) if the delivered item has value to the customer on a standalone basis, and (ii) if the contract includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. Revenue is then allocated to the units of accounting based on an estimate of each unit’s relative selling price.

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

Revenue Recognition - Platform and Operations

After the transformation phase, the Company often enters into a multi-year service contract with its customers where various population health, health plan operations and PBM services are provided on an ongoing basis to the members of the customers’ plans typically in exchange for a monthly service fee, PMPM fee or a percentage of plan premiums.  Revenue from these contracts is recognized in the month in which the services are delivered.  In certain arrangements, there is a contingent portion of our service fee including meeting service level targets, sharing in rebates, shared medical savings arrangements based on financial performance and other performance measures. The Company continuously monitors its compliance with these arrangements and recognizes revenue when the amount is estimable and there is evidence to support meeting the criteria.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees and non-employee directors of our consolidated subsidiary, Evolent Health LLC. Our stock-based awards generally vest over a four year period and expire ten years from the date of grant. Subsequent to the Series B Reorganization in 2013, stock-based awards were granted in the stock of the Company to employees of its equity-method investee, Evolent Health LLC. As such, the Company was required to use a “non-employee” model for recognizing stock-based compensation, which required the awards to be marked-to-market through net income at the end of each reporting period until vesting occurred. Subsequent to the Offering Reorganization, stock-based awards are granted in the Company’s stock to the Company’s consolidated subsidiary and compensation costs are therefore recognized using an “employee” model. Under the “employee” model, we no longer mark the awards to market at the end of each reporting period.

We expense the fair value of stock-based awards included in our incentive compensation plans. The fair value of awards are determined by either the closing price of our stock on the New York Stock Exchange on the grant date for RSUs, or using a Black-Scholes options valuation model for our stock option awards. The Black-Scholes options valuation model requires significant estimates and judgments including:

•
Expected volatility - Expected volatility is based on the historical volatility of a peer group of public companies over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price.

•
Expected term - The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based on the midpoint convention.

•	Dividend rate - The dividend rate is based on the expected dividend rate during the expected life of the option.

•	Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

Additionally, in determining the period expense, we apply an estimated forfeiture rate based on an analysis of historical stock-based award holder activity which requires significant judgment by management.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income based on assumptions that are consistent with our future plans.

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

Adoption of New Accounting Standards

See “Part II - Item 8. Financial Statements and Supplementary Data - Note 3” for further information about the Company’s adoption of new accounting standards.

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Subsequent to the Series B Reorganization on September 23, 2013, and prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the years ended December 31, 2015, 2014 and 2013, do not reflect a complete view of the operational results for those periods as follows:

•
Evolent Health, Inc.’s results for 2015 reflect (i) the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through the end of the period, or December 31, 2015;

•	Evolent Health, Inc.’s results for 2014 reflect only the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC; and

•
Evolent Health, Inc.'s results for 2013 reflect (i) the consolidated results of Evolent Health LLC from January 1, 2013, through September 22, 2013, and (ii) the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from the date of the Series B Reorganization, or September 23, 2013, through December 31, 2013.

Evolent Health, Inc. Results

Revenue in 2015 was $96.9 million, as compared to zero in 2014 and $25.7 million in 2013. Operating expenses in 2015 were $139.9 million, as compared to zero in 2014 and $46.8 million in 2013. The increase in both revenue and operating expenses in 2015 over the prior years was a result of the consolidation of Evolent Health LLC, growth in the organization and an increase in customers under long-term contracts. See “Evolent Health, Inc. Adjusted Results” below for further discussion of the adjusted operating results.

Interest income (expense), net

As a result of the Offering Reorganization, the cash and cash equivalents and investments of Evolent Health LLC are now consolidated and reflected on our Consolidated Balance Sheet. Interest income consists of interest from investing cash in money market funds and interest from our long-term investments. We expect our average cash and cash equivalents to decline in future periods as we utilize those funds for operations.

During the period January 1, 2013, through September 22, 2013, interim funding for the Company was provided from pre-IPO investors in the form of convertible term notes bearing interest at a rate of 8% per annum, with such interest accruing on a daily basis and compounded annually. The total outstanding principal amount of the interim funding provided was $23.0 million which was converted into equity ownership of Evolent Health, Inc. or Evolent Health LLC on the closing of the Series B Reorganization on September 23, 2013. Evolent Health, Inc. recorded interest expense of $0.8 million in 2013 prior to the conversion of the notes.

Gain on consolidation

As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recognized a gain of $414.1 million in the second quarter of 2015. We accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC’s assets and liabilities as of the effective date of the Offering Reorganization, including goodwill of $608.9 million and intangible assets of $169.0 million (consisting of $19.0 million, $120.0 million and $30.0 million for the corporate trade name, existing customer relationships and existing technology, respectively).

Gain on deconsolidation

As part of the Series B Reorganization and as a result of a loss of control of Evolent Health LLC, we recognized a gain of $46.2 million in the third quarter of 2013.

Income (loss) from affiliate

Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC in 2015 (prior to the Offering Reorganization) was $28.2 million which included $0.8 million related to the amortization of a basis differential. Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC in 2014 and 2013 were $25.2 million, and $4.2 million, respectively, which included $2.0 million and $0.7 million, respectively, related to the amortization of a basis differential.

As a result of the Offering Reorganization, the financial results of Evolent Health LLC are now consolidated and reflected in our financial results.

Provision (benefit) for income taxes

Our income tax expense relates to federal and state jurisdictions in the United States. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, Offering Reorganization gain attributable to nondeductible goodwill and our allocable share of Evolent Health LLC’s stock issuance costs associated with the IPO and Offering Reorganization, nondeductible stock-based compensation expense, the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. Evolent expects that the effect of the IPO and Offering Reorganization related factors on the effective income tax rate will eventually diminish in the future. The Company will report taxes only on its share of Evolent Health LLC income and the consolidated income tax benefit therefore excludes earnings allocable to the non-controlling interest. The Company expects this factor will continue to impact the consolidated effective tax rate until all Class B common units are exchanged.

Additionally, the income tax expense for the year was impacted by changes to the deferred tax liability related to the increased difference in the book and tax basis in our partnership interest in Evolent Health LLC pursuant to the Offering Reorganization, which resulted in a step-up in our book basis without a corresponding increase in the tax basis. We recorded $23.5 million in income tax provision as a result. Additionally, as part of the $23.5 million in income tax provision recorded during 2015, the Company recorded an income tax benefit of $5.1 million related to a measurement period adjustment in the fourth quarter of 2015 resulting from a decrease in the basis difference related to stock-based awards.

During 2015 management examined all sources of taxable income that may be available for the realization of its remaining net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no other current sources of taxable income and are currently reflecting a full valuation allowance in our financial statements. Due to the impact of the Offering Reorganization, our effective tax rate in 2015 was lower than the 35% U.S. federal statutory rate.

Net income (loss) attributable to non-controlling interests

As a result of the Offering Reorganization and as of June 4, 2015, we now consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, we own 70.3% of the economic rights and eliminate the non-controlling interest from our results of operations. For the year ended December 31, 2015, our results reflect a $12.7 million net loss attributable to non-controlling interest, which represents 29.7% of the operating losses of Evolent Health LLC for the period June 4, 2015, through December 31, 2015.

Evolent Health, Inc. Adjusted Results

In order to provide a consistent presentation for the periods before and after June 4, 2015, and effectively provide comparative results, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred on the first day of the relevant period and, therefore, include the operations of Evolent Health LLC for the period from September 22, 2013, through June 3, 2015. Including Evolent Health LLC’s results for this period is not consistent with GAAP and should not be considered as an alternative to comparable GAAP measures. The details in the tabular presentation below reflect our income statement as adjusted to reflect results from operations for the years ended December 31, 2015, 2014 and 2013 as if the Offering Reorganization had occurred at the beginning of each respective period. The presentation also reflects other adjustments described in “Non-GAAP Financial Measures.”

(in thousands)	For the Year Ended December 31, 2015						For the Year Ended December 31, 2014
		Add:						Add:
	Evolent	Evolent	Add:	Less:	Less:	Evolent	Evolent	Evolent	Less:	Less:	Evolent	Change Over
	Health, Inc.	Health LLC	Purchase	Stock-based	Transaction	Health, Inc.	Health, Inc.	Health LLC	Stock-based	Transaction	Health, Inc.	Prior Period
	as Reported	Operations(1)	Accounting(2)	Compensation(3)	Costs (4)	as Adjusted	as Reported	Operations(5)	Compensation(3)	Costs (4)	as Adjusted	$	%
Revenue
Transformation	$19,906	$15,755	$1,524	$—	$—	$37,185	$—	$36,289	$—	$—	$36,289	$896	2.5%
Platform and operations	76,972	46,059	3,304	—	—	126,335	—	64,599	—	—	64,599	61,736	95.6%
Total revenue	96,878	61,814	4,828	—	—	163,520	—	100,888	—	—	100,888	62,632	62.1%
Expenses
Cost of revenue (exclusive
of depreciation and
amortization presented
separately below)	57,398	44,839	—	2,518	—	99,719	—	73,122	758	—	72,364	27,355	37.8%
Selling, general and
administrative expenses	75,286	58,457	—	33,950	4,280	95,513	—	76,521	10,333	564	65,624	29,889	45.5%
Depreciation and
amortization expenses	7,166	2,637	—	—	—	9,803	—	3,694	—	—	3,694	6,109	165.4%
Total operating
expenses	139,850	105,933	—	36,468	4,280	205,035	—	153,337	11,091	564	141,682	63,353	44.7%
Operating income
(loss)	$(42,972)	$(44,119)	$4,828	$(36,468)	$(4,280)	$(41,515)	$—	$(52,449)	$(11,091)	$(564)	$(40,794)	$(721)	1.8%

Adjusted Transformation Revenue
as a percent of Adjusted Revenue						22.7%					36.0%
Adjusted Platform and Operations Revenue
as a percent of Adjusted Revenue						77.3%					64.0%
Adjusted Cost of Revenue as a percent
of Adjusted Revenue						61.0%					71.7%
Adjusted Selling, General and Administrative
Expenses as a percent of Adjusted Revenue						58.4%					65.0%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through June 3, 2015, prior to consolidation.

(2)
As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC’s assets and liabilities as of the effective date of the Offering Reorganization, including goodwill of $608.9 million and intangible assets of $169.0 million as described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 4.” We also recorded the fair value of deferred revenue resulting in a $4.9 million reduction to the book value. The purchase accounting adjustments in the table above for the year ended December 31, 2015, reflect the portion of the adjustment that would have been recognized as revenue in the period from June 4, 2015, through December 31, 2015.

(3)
Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors and employees of our equity method investee, Evolent Health LLC, for the period September 23, 2013, through June 3, 2015, and are included in both cost of revenue and selling, general and administrative expenses on our Consolidated Statements of Operations.

(4)
Transaction costs relate to the Offering Reorganization and the IPO and consist primarily of legal and advisory fees and are included in selling, general and administrative expenses on our Consolidated Statements of Operations. These costs were specifically related to these events and we do not expect further expenses in subsequent periods.

(5)	Represents the operational results of Evolent Health LLC for the period January 1, 2014, through December 31, 2014.

(in thousands)	For the Year Ended December 31, 2014					For the Year Ended December 31, 2013
		Add:					Add:
	Evolent	Evolent	Less:	Less:	Evolent	Evolent	Evolent	Less:	Evolent
	Health, Inc.	Health LLC	Stock-based	Transaction	Health, Inc.	Health, Inc.	Health LLC	Stock-based	Health, Inc.	Change Over Prior Period
	as Reported	Operations (1)	Compensation(2)	Costs (3)	as Adjusted	as Reported	Operations (4)	Compensation(2)	as Adjusted	$	%
Revenue
Transformation	$—	$36,289	$—	$—	$36,289	$22,130	$12,430	$—	$34,560	$1,729	5.0%
Platform and operations	—	64,599	—	—	64,599	3,541	2,180	—	5,721	58,878	N/A
Total revenue	—	100,888	—	—	100,888	25,671	14,610	—	40,281	60,607	150.5%
Expenses
Cost of revenue (exclusive of
depreciation and amortization
presented separately below)	—	73,122	758	—	72,364	30,018	16,309	86	46,241	26,123	56.5%
Selling, general and administrative expenses	—	76,521	10,333	564	65,624	15,600	8,503	1,149	22,954	42,670	185.9%
Depreciation and amortization expenses	—	3,694	—	—	3,694	1,208	630	—	1,838	1,856	101.0%
Total operating expenses	—	153,337	11,091	564	141,682	46,826	25,442	1,235	71,033	70,649	99.5%
Operating income (loss)	$—	$(52,449)	$(11,091)	$(564)	$(40,794)	$(21,155)	$(10,832)	$(1,235)	$(30,752)	$(10,042)	32.7%

Adjusted Transformation Revenue
as a percent of Adjusted Revenue					36.0%				85.8%
Adjusted Platform and Operations Revenue
as a percent of Adjusted Revenue					64.0%				14.2%
Adjusted Cost of Revenue as a percent
of Adjusted Revenue					71.7%				114.8%
Adjusted Selling, General and Administrative
Expenses as a percent of Adjusted Revenue					65.0%				57.0%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2014, through December 31, 2014.

(2)
Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors and employees of our equity method investee, Evolent Health LLC, for the period September 23, 2013, through June 3, 2015, and are included in both cost of revenue and selling, general and administrative expenses on our Consolidated Statements of Operations.

(3)
Transaction costs relate to the Offering Reorganization and the IPO and consist primarily of legal and advisory fees and are included in selling, general and administrative expenses on our Consolidated Statements of Operations. These costs were specifically related to these events and we do not expect further expenses in subsequent periods.

(4)	Represents the operational results of Evolent Health LLC for the period September 23, 2013, through December 31, 2013.

Key Components of our Results of Operations

Revenue

We derive our revenue from two sources: transformation and platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized based upon proportionate performance over the life of the engagement. Transformation revenue can fluctuate based on the timing of when contracts are executed with partners, the scope of the delivery and the timing of work being performed. During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or PMPM, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. The platform and operations agreements often include contingent fees such as service level agreements, shared medical savings arrangements and other performance measures which are recognized when the amount is estimable and there is evidence to support meeting the criteria. In some cases, we recognize revenue when the cash is received as we have limited data to support our estimate. Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform and the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. We also have arrangements with multiple deliverables (including both transformation and platform and operations components) and we evaluate the deliverables to determine whether they represent a separate unit of accounting. Revenue is then allocated to the units of accounting based on each unit’s relative selling price.

Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee related expenses (including salaries, benefits and stock-based compensation), TPA support and other services provided by one of our investors, UPMC, as well as other professional fees.

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

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, including amortization for the intangible assets of $169.0 million (as of the effective date of the Offering Reorganization), amortization of internally developed software and depreciation of property and equipment.

Comparison of 2015 to 2014

Revenue

Adjusted Revenue increased by $62.6 million or 62.1%, to $163.5 million in 2015 as compared to the prior year.

Adjusted Transformation Revenue accounted for 22.7% of our total Adjusted Revenue for 2015 and 36.0% of our total Adjusted Revenue for 2014. Adjusted Transformation Revenue increased $0.9 million in 2015 as compared to the prior year due primarily to the timing of work being performed on existing contracts and timing of contracts executed with new partners. Over time, we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue as we expect Adjusted Transformation Revenue to be relatively stable as we seek to add a similar number of customers each year combined with the higher growth we are experiencing in our platform and operations revenue.

Adjusted Platform and Operations Revenue increased by $61.7 million or 95.6% in 2015 as compared to the prior year. This increase was driven primarily by enrollment growth of 65.8% from 432,837 lives on our platform as of December 31, 2014, to 717,526 lives on our platform as of December 31, 2015. In addition, $2.1 million of the $61.7 million increase in 2015 was associated with shared savings payments that were received and recognized in the third quarter of 2015. We ended 2015 with nine partners in the platform and operations phase as compared to five as of December 31, 2014, and eleven partners under long-term agreements as of December 31, 2015, as compared to eight as of December 31, 2014.

Cost of revenue (exclusive of depreciation and amortization)

Adjusted Cost of Revenue increased $27.4 million to $99.7 million, or 61.0% of Adjusted Revenue in 2015 as compared to $72.4 million, or 71.7% of Adjusted Revenue, in 2014. Approximately $12.5 million of the increase in Adjusted Cost of Revenue was due primarily to additional personnel costs related to growth in our Adjusted Revenue and delivery of our services. The remaining increase was attributable to a $10.5 million increase in TPA services due to additional members on our platform, $3.2 million in professional fees, $0.6 million in travel expenses and $0.6 million in other costs. Our Adjusted Cost of Revenue decreased as a percentage of our total Adjusted Revenue in 2015 due primarily to scale economics with our existing clients. We expect this trend to continue over time.

Selling, general and administrative expenses

Adjusted Selling, General and Administrative expenses increased $29.9 million, or 45.5%, to $95.5 million in 2015 as compared to $65.6 million in 2014. Approximately $24.6 million of the increase was due to additional personnel costs including investments in business development, research and development and overhead departments. The remaining increase was due to $1.5 million in technology-related services, $1.4 million in corporate travel and entertainment expenses, $1.3 million in professional fees, $1.1 million in other costs associated with our growth. We expect our selling, general and administrative expenses to continue to increase for the foreseeable future as we continue to grow. While our selling, general and administrative expenses are expected to grow as our business grows, as seen in the past year we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and amortization expenses

Adjusted Depreciation and Amortization Expenses increased $6.1 million to $9.8 million in 2015 as compared to $3.7 million in 2014. The increase was due primarily to the amortization of the intangible assets recorded as a result of the Offering Reorganization on June 4, 2015. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software.

Stock-based compensation expense

Stock-based compensation expense increased $25.4 million to $36.5 million in 2015 as compared to $11.1 million in 2014. The increase was due primarily to mark-to-market accounting combined with higher share value growth period-over-period as our share value increased $10.14 in 2015 versus a $5.89 increase in 2014. Additionally, our unvested restricted shares vested immediately after the Offering Reorganization and prior to the IPO, accelerating $4.9 million in additional stock-based compensation expense in 2015.

Comparison of 2014 to 2013

Revenue

Adjusted Revenue increased by $60.6 million or 150.5%, to $100.9 million in 2014 as compared to the prior year.

Adjusted Transformation Revenue accounted for 36.0% of our total Adjusted Revenue in 2014 and 85.8% of our total Adjusted Revenue in 2013. Adjusted Transformation Revenue increased $1.7 million in 2014 as compared to the prior year due to new contracts and growth in revenue from existing contracts in the transformation phase partners during the year.

Adjusted Platform and Operations Revenue increased by $58.9 million in 2014 as compared to 2013. This increase was driven primarily by enrollment growth of 148.5% from 174,193 lives on our platform as of December 31, 2013, to 432,837 lives on our platform as of December 31, 2014, due to additional partners going live on the platform and operations phase in early 2014 as well as growth at existing partners.

Cost of revenue (exclusive of depreciation and amortization)

Adjusted Cost of Revenue increased $26.1 million to $72.4 million, or 71.7% of Adjusted Revenue, in 2014, as compared to $46.2 million, or 114.8% of Adjusted Revenue, in 2013. Approximately $14.0 million of the increase in Adjusted Cost of Revenue was due primarily to additional personnel costs related to growth in our Adjusted Revenue and delivery of our services. The remaining increase was attributable primarily to a $12.6 million increase in TPA services due to additional members on our platform offset by a $0.5 million decrease in other costs.

Selling, general and administrative expenses

Adjusted Selling, General and Administrative expenses increased $42.7 million, or 185.9%, to $65.6 million in 2014, as compared to $23.0 million in 2013. Approximately $32.2 million of the increase was due to additional personnel costs including investments in business development, research and development and overhead departments. The remaining increase was due to $3.5 million in professional fees, $2.2 million in corporate travel and entertainment expense, $1.9 million in technology services, $1.5 million in recruiting fees and $1.4 million in other costs associated with our growth.

Depreciation and amortization expenses

Adjusted Depreciation and Amortization Expenses increased $1.9 million to $3.7 million in 2014, as compared to $1.8 million in 2013. The increase was due primarily to a $0.9 million increase in amortization of internally developed software, incremental depreciation expense of $0.4 million related to the completion of leasehold improvements for additional corporate office space in July 2014 and October 2014, and increased amortization and depreciation of $0.5 million related to other assets.

Stock-based compensation expense

Stock-based compensation expense increased $9.9 million to $11.1 million in 2014, as compared to $1.2 million in 2013. The increase was due primarily to share value growth in 2014 under the non-employee model for recording stock-based compensation subsequent to the Series B Reorganization which required mark-to-market accounting.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

As noted in “Results of Operations” above, Evolent Health, Inc. is the managing member of Evolent Health LLC and the financial statements of Evolent Health, Inc. include the consolidated results and cash flows of Evolent Health LLC for the periods June 4, 2015, through December 31, 2015, and January 1, 2013, through September 22, 2013, and reflect the results of Evolent Health LLC as an equity method investment for the period September 23, 2013, through June 3, 2015.

Since its inception, the Company has incurred operating losses and cash outflows from operations. The Company incurred operating losses of $43.0 million, zero, and $21.2 million, in 2015, 2014 and 2013, respectively. Net cash used in operating activities was $18.5 million, zero and $13.6 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had $145.7 million of cash and cash equivalents.

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

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2015, the Company had $145.7 million of cash and cash equivalents and $6.3 million in restricted cash.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data:”

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$(18,468)	$—	$(13,629)
Net cash provided by (used in) investing activities	(43,684)	—	(25,909)
Net cash provided by (used in) financing activities	207,878	—	34,286

Operating Activities

Cash flows used in operating activities of $18.5 million in 2015, were due primarily to our net income of $319.8 million offset by non-cash items including a gain of $414.1 million as a result of the consolidation of Evolent Health LLC. Our operating cash flows were affected by the timing of customer billings and vendor payments, including the timing of pass-through payments related to PBM programs. Our operating cash flows were negatively impacted by an $18.0 million decrease in deferred revenue due to a change in billing terms with one of our largest customers which now prevents advance billings combined with additional reductions as we held our fourth quarter advanced billings in order to reconcile new membership data. Partially offsetting those items were favorable receivables activity during the period, driven by our increased revenue, as well as increases in accrued liabilities and accrued compensation and employee benefits.

Cash flows used in operating activities of $13.6 million in 2013, were due primarily to our net income of approximately $20.0 million, offset by non-cash items including a gain of $46.2 million as a result of the deconsolidation of Evolent Health LLC. Our operating cash flows were positively impacted by an increase in deferred revenue of $8.7 million due to our ability to advance bill certain customers, as well as an increase in deferred rent of $3.4 million associated with our expanded office space. Cash flows were also positively impacted by an increase in accrued compensation and employee benefits of $4.1 million. Our operating cash flows were negatively impacted by unfavorable receivables activity during the year as well as a decrease in prepaid and other current assets.

Investing Activities

Cash flows used in investing activities of $43.7 million in 2015 were due primarily to the investment, by Evolent Health LLC, of a portion of our IPO proceeds into held-to-maturity investments of $54.2 million and the purchase of $6.5 million of property and equipment, partially offset by cash acquired upon the consolidation of Evolent Health LLC of $13.1 million and maturities of investments of $4.0 million.

Cash flows used in investing activities of $25.9 million in 2013 were due primarily to cash transferred upon the deconsolidation of Evolent Health LLC of $15.5 million combined with cash outflows for purchases of property and equipment of $10.4 million.

Financing Activities

Cash flows provided by financing activities of $207.9 million in 2015 included proceeds received from our IPO of $209.0 million and proceeds from the exercise of stock options of $0.2 million subsequent to the Offering Reorganization, partially offset by the payment of $1.4 million in deferred offering costs.

Cash flows provided by financing activities of $34.3 million in 2013 were due primarily to proceeds from the issuance of series B preferred stock as part of our Series B Reorganization of $11.4 million and proceeds from the issuance of convertible notes of $23.0 million.

We did not have cash flows from operating, investing or financing activities in 2014 as the only activity for the Company was our portion of the losses from our equity method investment as noted in the introductory paragraph above.

Contractual Obligations

Our contractual obligations (in thousands) as of December 31, 2015, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$3,254	$6,753	$7,095	$—	$17,102
Purchase obligations	1,805	2,072	—	—	3,877
Total	$5,059	$8,825	$7,095	$—	$20,979

Letters of Credit

Restricted cash of $6.3 million is carried at cost and includes $3.7 million in collateral for letters of credit required as security deposits for facility leases and other restricted balances as of December 31, 2015.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not have any outstanding debt and does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

NON-GAAP FINANCIAL MEASURES

In addition to disclosing financial results that are determined in accordance with GAAP, we present and discuss Adjusted Revenue, Adjusted Transformation Revenue, Adjusted Platform and Operations Revenue, Adjusted Cost of Revenue, Adjusted Selling, General and Administrative Expenses, Adjusted Depreciation and Amortization and Adjusted Operating Income (Loss), which are all non-GAAP financial measures, as supplemental measures to help investors evaluate our fundamental operational performance. Each of the adjusted measures are adjusted to reflect the Offering Reorganization as if it had occurred on the first day of the relevant period as described above and are adjusted to exclude the impact of purchase accounting adjustments, stock-based compensation expenses and transaction expenses related to the Offering Reorganization and IPO.

These adjusted measures do not represent and should not be considered as alternatives to GAAP measurements, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. A reconciliation of these adjusted measures to the comparable GAAP financial measures is presented in the tables above under “Evolent Health, Inc. Adjusted Results.” We believe these measures are useful across time in evaluating our fundamental core operating performance. Management also uses certain of these measures to manage our business, including in preparing its annual operating budget, financial projections and compensation plans. We believe that certain of these measures are also useful to investors because similar measures are frequently used by securities analysts, investors and other interested parties in their evaluation of companies in similar industries.

OTHER MATTERS

Off-balance Sheet Arrangements

Through December 31, 2015, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our customers and our pre-IPO investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 15.”

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” in and “Forward-Looking Statements – Cautionary Language.”

Recent Accounting Pronouncements

See in “Part II - Item 8. Financial Statements and Supplementary Data - Note 3” for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of December 31, 2015, cash and cash equivalents and restricted cash was $152.0 million, which consisted of bank deposits with FDIC participating banks of $29.7 million and cash equivalents deposited in a money-market fund of $122.3 million. Additionally, as of December 31, 2015, we held $54.1 million in investments. The cash on deposit with banks is not susceptible to interest rate risk.
Our investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

As of December 31, 2015, the Company did not have any indebtedness. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Equity Market Risk

We have exposure to equity market risk related to the potential exchange of our Class B common shares. Pursuant to and subject to the terms of an exchange agreement and the third amended and restated LLC agreement of Evolent Health LLC, holders of our Class

B common shares may at any time and from time to time exchange their Class B common shares, together with an equal number of Class B common units of Evolent Health LLC, for shares of our Class A common stock on a one-fo-one basis. A decision to exchange these shares may be, in part, driven by equity market conditions and, more specifically, the price of our Class A common stock. An exchange of our Class B common shares would:

•	Increase our ownership in our consolidated operating subsidiary, Evolent Health LLC. See “Item 8. Financial Statements and Supplementary Data - Note 4” for additional information;

•
Increase the number of outstanding shares of our Class A common shares. See “Item 8. Financial Statements and Supplementary Data - Note 9” for information relating to potentially dilutive securities and the impact on our historical earnings per share; and

•
Increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets and possibly subject us to payments under the TRA agreement. See “Item 8. Financial Statements and Supplementary Data - Note 11” for further information on tax matters related to the exchange of Class B common shares.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Evolent Health, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and redeemable preferred stock and of cash flows present fairly, in all material respects, the financial position of Evolent Health, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company accounted for its investment in its subsidiary as an equity method investment from September 23, 2013 through June 3, 2015. Subsequent to June 3, 2015, in connection with the reorganization described in Note 1, the Company consolidated the results of its subsidiary.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 29, 2016

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$145,726	$—
Restricted cash	4,703	—
Accounts receivable, net (amounts related to affiliates: 2015 - $10,185; 2014 - zero)	20,381	—
Prepaid expenses and other current assets (amounts related to affiliates: 2015 - $1,220; 2014 - $0)	4,208	—
Investments, at amortized cost	9,445	—
Total current assets	184,463	—
Restricted cash	1,582	—
Investments, at amortized cost	44,618	—
Property and equipment, net	12,796	—
Intangible assets, net	163,152	—
Goodwill	608,903	—
Equity method investment	—	37,203
Total assets	$1,015,514	$37,203

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2015 - $13,311; 2014 - zero)	$16,699	$—
Accrued liabilities (amounts related to affiliates: 2015 - $828; 2014 - zero)	6,047	—
Accrued compensation and employee benefits	21,925	—
Deferred revenue	14,835	—
Total current liabilities	59,506	—
Other long-term liabilities	111	—
Deferred tax liabilities, net	21,318	—
Total liabilities	80,935	—

Commitments and Contingencies (See Note 8)

Redeemable Preferred Stock
Series A redeemable preferred stock - zero and 7,900,000 shares authorized, issued and outstanding as of December 31, 2015 and
2014, respectively; liquidation value of zero and $25,018 as of December 31, 2015 and 2014, respectively	—	12,847
Series B redeemable preferred stock - zero and 6,467,376 shares authorized, issued and outstanding as of December 31, 2015
2014, respectively; liquidation value of zero and $27,359 as of December 31, 2015 and 2014, respectively	—	24,833
Series B-1 redeemable preferred stock - zero and 1,953,124 shares authorized as of December 31, 2015 and 2014, respectively;
zero and 360,420 shares issued and outstanding as of December 31, 2015 and 2014, respectively; liquidation value of zero
and $1,478 as of December 31, 2015 and 2014, respectively	—	1,593
Total redeemable preferred stock	—	39,273

Shareholders' Equity (Deficit)
Series A preferred stock - $0.001 par value; zero and 7,700,000 shares authorized as of December 31, 2015 and 2014, respectively;
zero and 7,400,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively; liquidation value of zero
and $23,200 as of December 31, 2015 and 2014, respectively	—	2
Class A common stock - $0.01 par value; 750,000,000 and 33,812,808 shares authorized as of December 31, 2015 and 2014,
respectively; 41,491,498 and 4,047,484 shares issued and outstanding as of December 31, 2015 and 2014, respectively	415	1
Class B common stock - $0.01 par value; 100,000,000 and zero shares authorized as of December 31, 2015 and 2014, respectively;
17,524,596 and zero shares issued and outstanding as of December 31, 2015 and 2014, respectively	175	—
Additional paid-in-capital	342,063	23,733
Retained earnings (accumulated deficit)	306,688	(25,806)
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	649,341	(2,070)
Non-controlling interests	285,238	—
Total equity (deficit)	934,579	(2,070)
Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$1,015,514	$37,203

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenue
Transformation (1)	$19,906	$—	$22,130
Platform and operations (1)	76,972	—	3,541
Total revenue	96,878	—	25,671

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented below) (1)	57,398	—	30,018
Selling, general and administrative expenses (1)	75,286	—	15,600
Depreciation and amortization expenses	7,166	—	1,208
Total operating expenses	139,850	—	46,826
Operating income (loss)	(42,972)	—	(21,155)
Interest income (expense), net	293	—	(820)
Other income (expense), net	—	—	1
Gain on consolidation	414,133	—	—
Gain on deconsolidation	—	—	46,246
Income (loss) from affiliate	(28,165)	(25,246)	(4,241)
Income (loss) before income taxes and non-controlling interests	343,289	(25,246)	20,031
Provision (benefit) for income taxes	23,475	—	8
Net income (loss)	319,814	(25,246)	20,023
Net income (loss) attributable to non-controlling interests	(12,680)	—	—
Net income (loss) attributable to Evolent Health, Inc.	$332,494	$(25,246)	$20,023

Earnings (Loss) Available to Common Shareholders
Basic	$330,310	$(31,137)	$2,418
Diluted	319,814	(31,137)	2,957

Earnings (Loss) per Common Share
Basic	$13.14	$(13.46)	$2.51
Diluted	6.93	(13.46)	0.99

Weighted-Average Common Shares Outstanding
Basic	25,129	2,314	964
Diluted	46,136	2,314	2,988

(1)	Amounts related to affiliates included above are as follows (see Note 15):

	Revenue
	Transformation	$940	$—	$9,078
	Platform and operations	23,642	—	3,542
	Expenses
	Cost of revenue (exclusive of depreciation and amortization)	14,050	—	910
	Selling, general and administrative expenses	1,542	—	686

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$319,814	$(25,246)	$20,023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on consolidation	(414,133)	—	—
Gain on deconsolidation	—	—	(46,246)
Loss from equity method investees	28,165	25,246	4,241
Depreciation and amortization expenses	7,166	—	1,208
Stock-based compensation expense	14,730	—	91
Deferred tax provision	23,460	—	—
Other	172	—	827
Changes in assets and liabilities:
Accounts receivables, net	11,756	—	(8,670)
Prepaid expenses and other current assets	(2,036)	—	(2,162)
Accounts payable	2,764	—	(843)
Accrued liabilities	(3,788)	—	1,193
Accrued compensation and employee benefits	11,402	—	4,144
Deferred revenue	(17,998)	—	8,677
Other current liabilities	58	—	3,888
Net cash provided by (used in) operating activities	(18,468)	—	(13,629)

Cash Flows from Investing Activities
Cash acquired upon consolidation of affiliate	13,065	—	—
Cash transferred upon deconsolidation of affiliate	—	—	(15,521)
Purchases of investments	(54,234)	—	—
Maturities and sales of investments	4,000	—	—
Purchases of property and equipment	(6,515)	—	(10,438)
Change in restricted cash	—	—	50
Net cash provided by (used in) investing activities	(43,684)	—	(25,909)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of offering costs	209,087	—	—
Proceeds from stock option exercises	152	—	—
Proceeds from issuance of series B preferred stock	—	—	11,386
Proceeds from issuance of convertible notes	—	—	23,000
Payments of deferred offering costs	(1,361)	—	—
Repurchase of series A preferred stock	—	—	(100)
Net cash provided by (used in) financing activities	207,878	—	34,286

Net increase (decrease) in cash and cash equivalents	145,726	—	(5,252)
Cash and cash equivalents as of beginning-of-period	—	—	5,252
Cash and cash equivalents as of end-of-period	$145,726	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$21,810	$11,091	$1,235
Non-cash repurchase of series A preferred stock	—	(1,500)	—
Non-cash issuance of series B-1 preferred stock	—	1,593	—
Non-cash issuance of Class A common stock	—	325	—
Non-cash settlement of accounts receivable through reacquisition of Series A preferred stock	—	—	219
Conversion of accrued interest from convertible notes to equity	—	—	469
Conversion of convertible notes to equity	—	—	12,978
Effects of the Offering Reorganization:
Reclassification of deferred offering costs acquired to additional paid-in capital	3,154	—	—
Conversion of existing equity as part of the Offering Reorganization	39,014	—	—
Issuance of Class B common stock	196	—	—
Assumption of non-controlling interest as a result of merger with TPG affiliate	34,875	—	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2012	—	$—	—	$—	—	$—	15,800	$4	3,772	$—	—	$—	$25,780	$(20,583)	$—	$5,201

Repurchase of preferred stock	—	—	—	—	—	—	(200)	—	—	—	—	—	(319)	—	—	(319)
Issuance of restricted stock	—	—	—	—	—	—	—	—	52	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	91	—	—	91
Non-cash issuance of common stock
to Evolent Health, LLC	—	—	—	—	—	—	—	—	—	—	—	—	1,111	—	—	1,111
Issuance of series B preferred Stock	—	—	6,468	24,833	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification to redeemable stock	7,900	12,847	—	—	—	—	(7,900)	(2)	—	—	—	—	(12,845)	—	—	(12,847)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—		20,023	—	20,023

Balance as of December 31, 2013	7,900	12,847	6,468	24,833	—	—	7,700	2	3,824	—	—	—	13,818	(560)	—	13,260

Issuance of common stock	—	—	—	—	—	—	—	—	272	1	—	—	324	—	—	325
Non-cash issuance of common stock
to Evolent Health LLC	—	—	—	—	—	—	—	—	—	—	—	—	11,091	—	—	11,091
Repurchase of series A preferred stock	—	—	—	—	—	—	(300)	—	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of series B-1 preferred stock	—	—	—	—	360	1,593	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(48)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,246)	—	(25,246)

Balance as of December 31, 2014	7,900	12,847	6,468	24,833	360	1,593	7,400	2	4,048	1	—	—	23,733	(25,806)	—	(2,070)

Non-cash issuance of common stock
to Evolent Health, LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net income (loss) prior to the Offering
Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock
sold in initial public offering, net
of offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	2,144	—	—	2,144
Stock-based compensation subsequent
to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	14,730	—	—	14,730
Exercise of stock options	—	—	—	—	—	—	—	—	39	—	—	—	152	—	—	152
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	360,659	(12,680)	347,979

Balance as of December 31, 2015	—	$—	—	$—	—	$—	—	$—	41,491	$415	17,525	$175	$342,063	$306,688	$285,238	$934,579

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports integrated health systems in their migration toward value-based care and population health management. The Company’s services include providing customers with a population management platform, integrated data and analytics capabilities, PBM services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, merged with and into Evolent Health, Inc. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor TPG during our Series B round of equity financing (“Series B Reorganization” as further described in Note 4) in 2013, Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting from September 23, 2013, through June 3, 2015. Subsequent to the organizational transactions and IPO described below, we own 70.3% of Evolent Health LLC, hold 100% of the voting rights, are the sole managing member and, therefore, control its operations. Accordingly, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

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

Since its inception, the Company has incurred significant losses from operations. As of December 31, 2015, the Company had cash and cash equivalents of $145.7 million. The Company believes it has sufficient liquidity for the next 12 months as of December 31, 2015.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with GAAP. Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

As discussed in Note 4, amounts as of December 31, 2014, for the period January 1, 2015, through June 3, 2015, for the year ended December 31, 2014, and for the period September 23, 2013, through December 31, 2013, presented in our consolidated financial statements and notes to consolidated financial statements represent the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC for the period September 24, 2013, through June 3, 2015. The amounts as of December 31, 2015, for the period from June 4, 2015, through December 31, 2015, and for the period from January 1, 2013, through September 22, 2013, reflect our operations, which consolidate the operations of Evolent Health LLC.

All inter-company accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets, liabilities, consideration related to business combinations and step acquisitions, revenue recognition including discounts and credits, estimated selling prices for deliverables in multiple element arrangements, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill) and the useful lives of intangible assets.

Fair Value Measurement

Our Consolidated Balance Sheets include various financial instruments (primarily restricted cash, investments, accounts receivable, accounts payable, accrued expenses, deferred revenue and other current liabilities) that are carried at cost and that approximate fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Financial Assets and Liabilities Measured at Fair Value

We hold a majority of our cash and cash equivalents, or $122.3 million, in a money market fund which is measured at fair value using Level 1 inputs.

Non-financial Assets and Liabilities Measured at Fair Value.

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis. The Company measures certain non-financial assets and liabilities, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets and liabilities are recognized at fair value when they are deemed to be impaired. See Note 7 for additional details surrounding our goodwill and intangible assets.

On June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our former equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4.

Cash and Cash Equivalents

The Company holds materially all of our cash and cash equivalents in money market funds with original maturities of three months or less that are carried at cost which approximates fair value.

Restricted Cash

Restricted cash is carried at cost, which approximates fair value, and includes cash used to collateralize various contractual obligations (in thousands) as follows as of December 31, 2015:

Letters of credit for facility leases	$3,710
Other	2,575
Total restricted cash	6,285
Non-current restricted cash	1,582
Current restricted cash	$4,703

We had no restricted cash as of December 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded when amounts are contractually billable under our customer contracts and are recorded at the invoiced amount and do not bear interest. The Company’s contracts typically include installment payments that do not necessarily correlate to the pattern of revenue recognition. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable on an individual account basis. The allowance is adjusted periodically based on management’s determination of collectability, and any accounts that are determined to be uncollectible are written off against the allowance. As of December 31, 2015, the Company had not recorded an allowance for doubtful accounts as all amounts were determined to be collectible.

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

When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in our Consolidated Statements of Operations.

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

Software Development Costs

The Company capitalizes the cost of developing internal-use software, consisting primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees and third parties who devote time to their respective projects. Internal-use software costs are capitalized during the application development stage – when the research stage is complete and management has committed to a project to develop software that will be used for its intended purpose and any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Capitalized software costs are included in property and equipment, net on our Consolidated Balance Sheets. Amortization of internal-use software costs are recorded on a straight-line basis over their estimated useful life and begin once the project is substantially complete and the software is ready for its intended purpose.

As noted above, on June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our equity-method investee, Evolent Health LLC, at fair value. Information regarding the determination and allocation of the fair value of the assets and liabilities are further described within Note 4.

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation) for employees engaged in research and development activities as well as third party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs were $5.8 million, zero and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform a two-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test. In Step 1 of the evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the implied fair value of goodwill is determined. The fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations. See Note 7 for additional discussion about our goodwill impairment test conducted during the fourth quarter of 2015.

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

Leases

The Company leases all of its office space and enters into various other operating lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. The operating lease agreements may contain tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability on the balance sheets equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis in the Consolidated Statements of Operations over the terms of the leases. As of December 31, 2015 and 2014, the Company had not entered into any capital leases.

Impairment of Equity Method Investments

The Company considers potential impairment triggers for its equity method investment, and the equity method investment will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analyses, and recent operating results. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. There was no such impairment for the years ended December 31, 2015, 2014 or 2013.

As discussed further in Note 4, after June 3, 2015, the Company consolidated the operations of its former equity-method investee, Evolent Health LLC; therefore, the Company no longer accounts for its investment as an equity-method investment.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of providing the requisite services or other instances where the revenue recognition criteria have not been met.

Revenue Recognition

Revenue from the Company’s services is recognized when there is persuasive evidence of an arrangement, performance or delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.

At times, the Company enters into contracts that contain multiple deliverables and we evaluate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) if the delivered item has value to the customer on a standalone basis, and (ii) if the contract includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. Revenue is then allocated to the units of accounting based on an estimate of each unit’s relative selling price.

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

Revenue Recognition - Platform and Operations

After the transformation phase, the Company often enters into a multi-year service contract with its customers where various population health, health plan operations and PBM services are provided on an ongoing basis to the members of the customers’ plans typically in exchange for a monthly service fee, PMPM fee or a percentage of plan premiums.  Revenue from these contracts is recognized in the month in which the services are delivered.  In certain arrangements, there is a contingent portion of our service fee including meeting service level targets, sharing in rebates, shared medical savings arrangements based on financial performance and other performance measures. The Company continuously monitors its compliance with these arrangements and recognizes revenue when the amount is estimable and there is evidence to support meeting the criteria.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees of our consolidated subsidiary, Evolent Health LLC. Our stock-based awards generally vest over a four year period and expire ten years from the date of grant. Subsequent to the Series B Reorganization in 2013, stock-based awards were granted in the stock of the Company to employees of its equity-method investee, Evolent Health LLC. As such, the Company was required to use a “non-employee” model for recognizing stock-based compensation, which required the awards to be marked-to-market through net income at the end of each reporting period until vesting occurred. Subsequent to the Offering Reorganization described in Note 4, stock-based awards are granted in the Company’s stock to the Company’s consolidated subsidiary and compensation costs are therefore recognized using an “employee” model. Under the “employee” model, we no longer mark the awards to market at the end of each reporting period.

We expense the fair value of stock-based awards included in our incentive compensation plans. Fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in cost of revenue and selling, general and administrative expenses in our Consolidated Statements of Operations. Additionally we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of December 31, 2015 and 2014, and we have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and remain subject to examination by taxing jurisdictions for the years 2011 and all subsequent periods due to the availability of NOL carryforwards.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares assuming the conversion of the convertible preferred securities, which occurred on the date of the Offering Reorganization, occurred at the beginning of the respective period, plus the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our exchangeable Class B common stock. For periods of net loss, shares used in the earnings (loss) per share calculation represent basic shares as using diluted shares would be anti-dilutive.

Prior to the Offering Reorganization, the Company issued securities other than common stock that participated in dividends (“participating securities”), and therefore, we utilized the two-class method to calculate earnings (loss) per share for the applicable periods. Participating securities include redeemable convertible preferred stock. The two-class method requires a portion of earnings to be allocated to the participating securities to determine the earnings available to common stockholders. Earnings (loss) available to the common stockholders is equal to net income (loss) less dividends paid on preferred stock, assumed periodic cumulative preferred stock dividends, repurchases of preferred stock for an amount in excess of carrying value and an allocation of any remaining earnings (loss) in accordance with the bylaws between the outstanding common and preferred stock as of the end of each applicable period.

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

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In November 2015, the FASB ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position instead of separately presented as current and non-current under the current guidance. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted the requirements of this standard as of October 1, 2015, and included the required disclosures in Notes 4 and 11.

The adoption of this ASU did not have a material impact on our consolidated financial statements. In prior periods our deferred tax assets and deferred tax liabilities were presented separately on our Consolidated Balance Sheets and such amounts netted to zero. We have retrospectively applied this ASU to our 2014 consolidated balance sheet presented herein and, therefore, no longer present deferred tax assets or liabilities in the period. Total assets and total liabilities decreased $1.1 million as a result of the adoption of this ASU.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, to simplify the accounting for measurement-period adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2017. The provisions within this ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. We early adopted the requirements of this standard as of October 1, 2015, and included the required disclosures in Note 4.

Future Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. The amendments in the standard are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We will adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our financial condition and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards by requiring an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This standard is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this standard to have an impact on the Company’s financial statements or related disclosures.

We have evaluated all other issued and unadopted ASUs and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

4. Organizational Transactions

The Offering Reorganization

Evolent Health, Inc. was incorporated as a Delaware corporation on December 12, 2014, for the purpose of pursuing the Company’s IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock (the “Offering Reorganization”). Each share of our Class A common stock and Class B common stock entitles its holder to one vote on all matters to be voted on by stockholders, and holders of Class A common stock and holders of Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval (except as otherwise required by law). Pursuant to the Offering Reorganization:

•	Evolent Health Holdings merged with and into Evolent Health, Inc. and the surviving corporation of the merger was Evolent Health, Inc.;

•	An affiliate of TPG merged with and into Evolent Health, Inc. and the surviving corporation of the merger was Evolent Health, Inc.;

•
Each of the then-existing stockholders of Evolent Health Holdings received four shares of our Class A common stock and the right to certain payments under the TRA in exchange for each share of Class A common stock held in Evolent Health Holdings;

•
TPG received 2,051,468 shares of Class A common stock of Evolent Health, Inc., together with the right to certain payments under the TRA in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc.; and

•
We issued shares of our Class B common stock and the right to certain payments under the TRA to The Advisory Board, TPG and another investor each of which was a member of Evolent Health LLC prior to the Offering Reorganization.

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

As a result of the Offering Reorganization, Evolent Health, Inc. obtained voting control over Evolent Health LLC and therefore consolidated Evolent Health LLC and recognized a gain of $414.1 million upon obtaining control. The gain represents the excess of the fair value of our interest in Evolent Health LLC’s net assets over the carrying value of our equity method investment prior to the Offering Reorganization and is included in gain on consolidation in the Consolidated Statements of Operations.

We accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC’s assets acquired, liabilities assumed, non-controlling interests recognized and the remeasurement gain recorded on the previously held equity interests. As the acquisition was the result of the Offering Reorganization and not the purchase of additional interest in Evolent Health LLC, there were no assets acquired or liabilities assumed, and there was no purchase price paid as a part of the transaction. The allocation of the value of the transaction (in thousands) is included below:

Goodwill	$608,903
Intangible assets	169,000
Cash and restricted cash	21,930
Other assets	49,239
Remeasurement gain on previously held equity interest	(414,133)
Liabilities and deferred revenue	(71,299)
Non-controlling interests	(332,793)
Carrying value of previously held equity interest	(30,847)
Purchase price	$—

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

The Company recorded a measurement period adjustment of $5.1 million to income tax benefit in the fourth quarter of 2015 resulting from the finalization of purchase accounting related to the Offering Reorganization as we were still within the measurement period.

Pro forma financial information (unaudited)

The unaudited pro forma statement of operations data presented below gives effect to the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following amounts include adjustments to:

•	Remove the gain recognized upon the consolidation of the previously held equity interests in 2015 and reclassify said amount to 2014;

•	Remove transaction costs of $4.3 million in 2015 and reclassify said amounts to 2014;

•	Record amortization expenses related to intangible assets beginning January 1, 2014; and

•	Record adjustments of income taxes associated with these pro forma adjustments.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the consolidation taken place on January 1, 2014. The pro forma adjustments were based on available information and assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a pro forma basis (in thousands).

	For the Years Ended
	December 31,
	2015	2014
Revenue	$163,520	$95,888

Net income (loss)	(82,321)	307,162
Net income (loss) attributable to
non-controlling interests	(28,386)	(29,470)
Net income (loss) attributable to
Evolent Health, Inc.	(53,935)	336,632

Net income (loss) available to
common shareholders:
Basic	$(1.55)	$13.33
Diluted	(1.55)	6.73

Associated with the business combination, deferred revenue was recorded only to the extent that it represented an obligation assumed by the acquirer. As a result, existing deferred revenue was reduced by $4.9 million to account for the deferred revenue at fair value. Within the pro formas, the 2015 revenue has been increased by $4.8 million to reflect the reversal of this fair value adjustment.

As of June 3, 2015, prior to the Offering Reorganization, Evolent Health LLC recorded short-term and long-term deferred rent associated with operating leases of $0.9 million and $5.4 million, respectively. These amounts were not recorded by Evolent Health, Inc. as part of the Offering Reorganization as they do not meet the definition of an asset for the business combination.

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

Issuances of Common Units

Evolent Health LLC may only issue Class A common units to us, as the sole managing member of Evolent Health LLC. Class B common units may be issued only to persons or entities we permit (The Advisory Board, TPG and another investor). Such issuances of Class B common units shall be made in exchange for cash or other consideration. Class B common units may not be transferred as Class B common units except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the third amended and restated operating agreement of Evolent Health LLC. Any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock.

We entered into an exchange agreement with Evolent Health LLC, The Advisory Board, TPG and another investor. Pursuant to and subject to the terms of the exchange agreement and the third amended and restated operating agreement of Evolent Health LLC, holders of Class B common units, at any time and from time to time, may exchange one or more Class B common units, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis. The amount of Class A common stock issued or conveyed will be subject to equitable adjustments for stock splits, stock dividends and reclassifications. As holders exchange their Class B common units and Class B common stock for Class A common stock, our interest in Evolent Health LLC will increase.

Series B Reorganization

On September 23, 2013, the company undertook a reorganization in connection with a new round of equity financing (collectively the Series B Reorganization). The Series B Reorganization included the creation of Evolent Health Holdings and the conversion of the former Evolent Health, Inc. (“Evolent, Inc.”) into Evolent Health LLC, a limited liability company that is treated as a partnership for tax purposes. Each outstanding share of Evolent, Inc.’s stock was contributed to Evolent Health Holdings in exchange for a like number and class of membership units in Evolent Health LLC. Additionally, the then existing convertible notes of $13.5 million held by certain existing shareholders were transferred to Evolent Health Holdings. The existing shareholders of Evolent, Inc. received shares of stock in Evolent Health Holdings in exchange for their interest in Evolent, Inc. in a like number and class of shares previously held in Evolent, Inc. The Series B Reorganization represented a transaction among entities with a high degree of common ownership as both prior to and subsequent to the Series B Reorganization, the shareholders of Evolent Health Holdings held the exact same economic and voting interests in Evolent Health Holdings, and ultimately Evolent Health LLC, that they previously held in Evolent, Inc. Therefore, as a result of the Series B Reorganization, the financial statements of the registrant reflect the historical accounting of Evolent, Inc. through the date of the Series B Reorganization on September 23, 2013.

Immediately subsequent to the Series B Reorganization, Evolent Health Holdings and Evolent Health LLC completed the issuance of series B equity. This issuance consisted of Evolent Health Holdings selling 6,467,376 series B preferred shares to UPMC for cash proceeds of $11.4 million and conversion of its convertible notes and accrued interest of $13.5 million. Evolent Health Holdings contributed the proceeds of this sale to Evolent Health LLC in exchange for series B preferred units in Evolent Health LLC. In addition, Evolent Health LLC directly sold 19,576,064 newly issued series B preferred units to new and existing shareholders for cash proceeds of $64.8 million and conversion of outstanding convertible notes and accrued interest of $10.4 million. Additionally, Evolent Health LLC directly issued shares to investors other than Evolent Health Holdings, including a new investor.

Immediately following the Series B Reorganization, Evolent Health Holdings owned 57% of the equity and voting interests in Evolent LLC; however, certain participating rights were granted to a new investor in Evolent Health LLC such that Evolent Health Holdings no longer controlled Evolent Health LLC.

As a result of this loss of control, Evolent Health Holdings deconsolidated Evolent Health LLC and recognized a gain resulting from this deconsolidation in its Statements of Operations. Evolent Health Holdings exercised significant influence over Evolent Health LLC; therefore, Evolent LLC was reflected as an equity method investment subsequent to the Series B Reorganization, as noted above, and a proportionate share of the income or loss of Evolent Health LLC’s operations was recognized in its Statements of Operations. Subsequent to the deconsolidation, the Company prospectively ceased recording the consolidated results of Evolent Health LLC and recorded only its proportionate share of income or loss of Evolent Health LLC based upon the Master Investor Rights’ Agreement executed by the Company, Evolent Health LLC and each of the shareholders at the time of the Series B Reorganization. Upon the Series B Reorganization, the net assets of $7.8 million of Evolent Health LLC were deconsolidated from Evolent Health Holdings, an equity method investment in Evolent Health LLC of $54.1 million was recorded, representing the fair value of Evolent Health Holdings’ retained ownership in Evolent Health LLC, and a gain upon deconsolidation of $46.2 million was recorded. The fair value of the equity method investment was determined using customary valuation methods. The underlying assumptions including volatility, time to liquidity event and marketability were generally not observable in the marketplace, and, therefore, involved significant judgments. The gain was recorded within “Gain on deconsolidation” within the Statements of Operations. This was a nontaxable transaction which resulted in deferred tax liabilities of $16.6 million being recorded at the date of the Series B Reorganization related to the book versus tax basis differential of the equity method investment. The recording of these deferred tax liabilities resulted in the release of an equal amount of valuation allowance related to the Company’s deferred tax assets, resulting in no net impact to income tax expense.

5. Investments

The amortized cost, gross unrealized gains and losses, and fair value of our investments (in thousands) as of December 31, 2015, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,306	$115	$181	$28,240
Corporate bonds	25,757	110	80	25,787
Total investments	$54,063	$225	$261	$54,027

We held no investments as of December 31, 2014.

The amortized cost and fair value of our investments by contractual maturities (in thousands) as of December 31, 2015, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$9,445	$9,451
Due after one year through five years	44,618	44,576
Total	$54,063	$54,027

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

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands) as of December 31, 2015:

Computer hardware	$232
Furniture and equipment	1,604
Internal-use software development costs	6,363
Leasehold improvements	5,830
Total property and equipment	14,029
Accumulated depreciation and amortization	(1,233)
Total property and equipment, net	$12,796

We had no property or equipment as of December 31, 2014 or 2013; however, amounts were recorded during 2013 prior to the Series B Reorganization.

The Company capitalized $6.4 million, zero and zero of these internal-use software development costs for the years ended December 31, 2015, 2014 and 2013, respectively. The net book value of capitalized internal-use software development costs was $6.3 million as of December 31, 2015.

Depreciation expense related to property and equipment was $1.2 million, zero and $0.8 million for the years ended December 31, 2015 (subsequent to the date of the Offering Reorganization), 2014 and 2013 (prior to the date of the Series B Reorganization), respectively, of which amortization expense related to capitalized internal-use software development costs was less than $0.1 million, zero and zero for the years ended December 31, 2015 (subsequent to the date of the Offering Reorganization), 2014 and 2013 (prior to the date of the Series B Reorganization), respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

As part of the Offering Reorganization described in Note 4, we recorded $608.9 million in goodwill on our Consolidated Balance Sheets. Goodwill has an indefinite life and is not amortized; rather it is reviewed for impairment at least annually on October 31 or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company believes that no such impairment indicators existed prior to or subsequent to our annual testing date during 2015 and, accordingly, did not recognize any impairment of goodwill.

On October 31, 2015, we performed our annual impairment test. To determine the implied fair value for our single reporting unit, we utilize both a discounted cash flow valuation approach (“income approach”) and a market multiple valuation approach (“market approach”).  In determining the estimated fair value, we consider discounted cash flow calculations of management’s estimates of future financial performance, management’s long-term plans, the level of our own share price and assumptions that market participants would make in valuing our reporting unit.  This analysis requires us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions and discount rates. As of October 31, 2015, our single reporting unit passed the Step 1 analysis as the implied fair value was greater than the carrying value.

In interim periods between annual goodwill reviews, we also evaluate qualitative factors including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, customers, or litigation. As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO share price of $17.00. Subsequent to December 31, 2015, our share price has remained significantly below the IPO price. If a sustained decrease in the price of our Class A common stock continues, we may be required to write down a portion of our $608.9 million of goodwill. For example, the closing price of our Class A common stock on the NYSE on February 25, 2016, was $8.71. If our Class A common stock price remains at a similar level through the first quarter of 2016, it is more likely than not that we will be required to write down a portion of our $608.9 million of goodwill on our Consolidated Balance Sheets and report a charge in impairment of goodwill on our Consolidated Statements of Operations for the relevant periods. Any impairment charges that we may record in the future could be material to our results of operations.

Intangible Assets, Net

As part of the Offering Reorganization described in Note 4, intangible assets of $169.0 million were recorded on our Consolidated Balance Sheets.

Details of our intangible assets (in thousands) as of December 31, 2015, are presented below:

	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.4	$19,000	$554	$18,446
Customer relationships	24.4	120,000	2,797	117,203
Technology	6.4	30,000	2,497	27,503
Total		$169,000	$5,848	$163,152

We had no intangible assets as of December 31, 2014.

Amortization expense related to intangible assets for the years ended December 31, 2015, 2014 and 2013 (prior to the Series B Reorganization), was $5.8 million, zero and $0.4 million, respectively. Amortization expense in 2013 was related to a software license contributed by UPMC for use and resale as part of our service offerings.

Future estimated amortization of intangible assets for the next five years as of December 31, 2015, is approximately $10.0 million per year.

8. Commitments and Contingencies

UPMC Reseller Agreement

The Company and the UPMC are parties to a Reseller, Services and Non-Competition Agreement, dated August 31, 2011 (the “Original UPMC Reseller Agreement”), which was amended and restated by the parties on June 27, 2013 (as so amended, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. If the Company failed to generate minimum revenue for UPMC as a result of the provision of services during the four year period ended August 31, 2015, UPMC would be entitled to receive, for no consideration, up to 1,000,000 shares of Class A common stock, based on a formula set forth in the UPMC Reseller Agreement. The Company met this commitment in the first quarter of 2015. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to the Company’s customers and top prospects.

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

Contingencies

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no NOL carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including:

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

Due to the items noted above, the fact that no share exchanges have occurred as of December 31, 2015, and that the Company’s historical losses have not been utilized, the Company has not recorded a liability pursuant to the TRA.

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. We had no such accruals as of December 31, 2015.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office location in Arlington, Virginia. In connection with these lease agreements, the Company is required to maintain a $2.0 million letter of credit, which declines annually throughout the term of the lease, and restricted cash of $1.7 million. As of December 31, 2015, the restricted funds held in connection with the lease were $3.7 million.

Total rental expense on operating leases for the years ended December 31, 2015, 2014 and 2013, was $2.3 million, zero and $1.5 million. Future minimum rental commitments (in thousands) as of December 31, 2015, were as follows:

2016	$3,254
2017	3,335
2018	3,418
2019	3,504
2020	3,591
Thereafter	—
Total	$17,102

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

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and another investor to register for sale under the Securities Act, shares of our Class A common stock, including those delivered in exchange for Class B common units in the circumstances described above. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents and investments are held at financial institutions that management believes to be of high credit quality. While the Company maintains its cash and cash equivalents and investments with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses on cash and cash equivalents or investments to date.

The following table summarizes those customers who represented at least 10% of our revenue for the periods presented:

	For the Years Ended
	December 31,
	2015	2013
Customer A	11.2%	12.6%
Customer B	11.8%	10.2%
Customer C	19.6%	34.2%
Customer D	14.1%	13.2%
Customer E	15.6%	*

* Represents less than 10.0% of the respective balance

The following table summarizes those customers who represented at least 10% of our accounts receivable as of December 31, 2015:

Customer B	28.1%
Customer C	23.2%
Customer E	12.9%
Customer F	11.4%

At times our contracts may be amended to change the nature and price of the services and/or the time period over which they are provided. In 2015, we signed two amendments to our agreement with Piedmont WellStar Health Plan, noted as customer C above, that reduced our expected revenue under that contract in future periods. In connection with the amendments, the customer also sold its 2.2% ownership interest in us to certain of our pre-IPO investors, consisting of TPG, The Advisory Board and UPMC.

During the fourth quarter of 2015, we agreed to amend the terms of our contract with WakeMed Health and Hospitals and changed our fee structure from a PMPM-based fee to a combination of a fixed-fee and a performance-based fee. The fixed portion of our fee will be an amount equal to approximately 60% of our 2015 revenue attributable to this customer.  The performance-based portion of our fee relates to populations that will move to a new program. The performance-based fee for these populations, which accounted for approximately 30% of our 2015 revenue attributable to WakeMed Health and Hospitals, is contingent upon our customer achieving certain performance metrics. In addition, if WakeMed Health and Hospitals exceeds the performance metrics, we will be entitled to additional payments under the amended agreement. The performance metrics will be measured and the revenue related to the performance-based fees will be recognized in the calendar year following the relevant service period. As a result, revenue we recognize in 2016 attributable to WakeMed Health and Hospitals will be limited to the fixed fee attributable to this customer. Additionally, as part of the amendment, we were released from an exclusivity provision and as a result we will be able to pursue our strategy to expand into the Medicaid market in certain geographic areas that were previously restricted.

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

The Company is also subject to significant concentration risk as materially all of our cash and cash equivalents are held in a single money market fund. As of December 31, 2015, $122.3 million of cash and cash equivalents were held in a money market fund.

9. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$319,814	$(25,246)	$20,023
Less:
Net income (loss) attributable to non-controlling interests	(12,680)	—	—
Undeclared cumulative preferred dividends	2,184	5,141	3,659
Redemption of preferred stock at amount in excess of carrying value	—	750	—
Undistributed income allocated to participating securities	—	—	13,946
Net income (loss) available for common shareholders - Basic	330,310	(31,137)	2,418
Add:
Net income (loss) attributable to non-controlling interests	(12,680)	—	—
Undeclared cumulative preferred dividends converted during the period	2,184	—	—
Adjustment to net income for dilutive securities	—	—	539
Net income (loss) available for common shareholders - Diluted	$319,814	$(31,137)	$2,957

Weighted-average common shares outstanding - Basic	25,129	2,314	964
Dilutive effect of restricted stock and restricted stock units	17	—	269
Dilutive effect of options	1,510	—	—
Dilutive effect of convertible preferred stock	—	—	1,755
Assumed conversion of convertible preferred stock at beginning-of-period	9,397	—	—
Assumed conversion of Class B common shares to Class A common shares	10,083	—	—
Weighted-average common shares outstanding - Diluted	46,136	2,314	2,988

Earnings (Loss) per Common Share
Basic	$13.14	$(13.46)	$2.51
Diluted	6.93	(13.46)	0.99

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Years Ended December 31,
	2015	2014	2013
Convertible preferred stock	—	22,222	15,721
Restricted stock	—	792	—
Total	—	23,014	15,721

10. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, restricted stock and RSUs, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees, including named executive officers, and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9,141,268 shares of the Company’s common stock. As of December 31, 2015 and 2014, 5,067,900 and 4,156,400 stock options, respectively, and 3,775,240 shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of 6,000,000 shares of the Company’s Class A common stock. As of December 31, 2015, 673,778 stock options and 333,354 RSUs have been issued, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees of the consolidated subsidiary, Evolent Health LLC. During the period subsequent to the Series B Reorganization and prior to the Offering Reorganization, stock-based awards were granted in the stock of the Company to employees of the equity method investee, Evolent Health, LLC. As the employees of Evolent Health LLC were not providing service to the Company, we did not record stock-based compensation during that period; however, under Evolent Health LLC’s Amended and Restated Operating Agreement, Evolent Health LLC was required to issue an identical amount of common units to the Company in exchange for the underlying stock that had been awarded. As a result, the Company recorded an increase in the equity method investment and a non-cash issuance of common equity during the noted period. Additionally, as the stock-based awards were granted in the stock of a non-consolidated entity, Evolent Health LLC followed a “non-employee” model for recording stock-based compensation which required the awards to be marked-to-market through net income at the end of each reporting period until vesting occurred. See below for details on how the Company and our equity-method investee determined the value of our common stock for purposes of stock-based compensation prior to our IPO.

Common Stock Valuation

The historical valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, we considered all relevant facts and circumstances known at the time of valuation, made certain assumptions based on future expectations and exercised significant judgment to determine the fair value of our common stock. The factors considered in determining the fair value included, but were not limited to the following:

•	Valuations of our common stock;

•	Recent issuances of preferred stock, as well as the rights, preferences and privileges of our preferred stock relative to our common stock;

•	The Company’s historical financial results and estimated trends and projections for our future operating and financial performance;

•	Likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions;

•	The market performance of comparable, publicly-traded companies; and

•	The overall economic and industry conditions and outlook.

Stock-based Compensation Expense

Total compensation expense (in thousands) by award type and line item in our consolidated financial statements were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Award Type
Stock options	$8,913	$—	$—
Restricted stock	4,875	—	1,111
RSUs	942	—	—
Total	$14,730	$—	$1,111

Line Item
Cost of revenue	$1,144	$—	$77
Selling, general and
administrative expenses	13,586	—	1,034
Total	$14,730	$—	$1,111

We recorded $4.9 million in stock-based compensation during 2015, for the acceleration of our unvested restricted shares which vested immediately after the Offering Reorganization and prior to the IPO.

Less than $0.1 million of stock-based compensation included in the totals above was capitalized as software development costs in 2015, 2014 and 2013.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans as of December 31, 2015, were as follows:

		Weighted-
		Average
	Expense	Period
Stock options	$37,898	2.43
RSUs	4,558	3.11
Total	$42,456

Stock Options

Options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended
	December 31,
	2015	2014
Weighted-average fair value
per option granted	$10.41	$7.48
Assumptions:
Expected life (in years)	6.25	6.25
Expected volatility	45%	35%
Risk-free interest rate	1.4 - 1.8%	1.8 - 2.0%
Dividend yield	—%	—%

No options were granted during 2013.

The fair value of options is determined using a Black-Scholes options valuation model with the assumptions disclosed in the table above. The dividend rate is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the historical volatility of a peer group of public companies over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based on the midpoint convention.

Information with respect to our stock options (aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2014	4,144,400	$3.84
Granted	1,823,425	11.08
Exercised	(39,750)	3.84
Forfeited	(238,147)	6.89
Outstanding as of December 31, 2015	5,689,928	$6.03	8.63	$34,589

Vested and expected to vest after December 31, 2015	5,436,134	$14.77	8.63	$33,093

Exercisable at December 31, 2015	1,697,450	$10.71	9.01	$14,018

The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013, was $11.1 million, $2.3 million and zero, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $0.5 million, less than $0.1 million and zero, respectively. We issue new shares to satisfy option exercises.

Restricted stock

Restricted stock awarded under the incentive compensation plans are generally subject to a graded service vesting period where 25% of the award vests after one year of service and the remaining award vests quarterly thereafter. Restricted stock awards are issued to the participants for no consideration. Information with respect to our restricted stock is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2014	1,275,792	$0.15
Vested	(1,275,792)	0.15
Outstanding as of December 31, 2015	—	$—

Restricted Stock Units

RSUs awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and are issued to the participants for no consideration. Information with respect to our RSUs is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2014	—	$—
Granted	351,672	16.85
Forfeited	(18,318)	17.00
Outstanding as of December 31, 2015	333,354	$16.84

Taxes

The company uses the “with and without” approach for recognizing the excess tax benefits from stock-based compensation. Under the “with and without” approach, windfalls are considered realized and recognizable for financial statement purposes only when an incremental cash benefit is provided after considering all other tax benefits, including NOLs, available to the company.

11. Income Taxes

The Company incurs U.S. federal, state and local income taxes on the Company’s allocable share of taxable income of Evolent Health LLC. For financial reporting purposes, income before income tax is derived exclusively from U.S. sources.

Components of income tax expense (benefit) consist of the following:

	For the Years Ended December 31,
	2015	2014	2013
Current
Federal	$15	$—	$8
State and local	—	—	—
Total current tax expense	15	—	8

Deferred
Federal	20,586	—	—
State and local	2,874	—	—
Total deferred tax expense	23,460	—	—
Total tax expense	$23,475	$—	$8

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Years Ended December 31,
	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.9%	4.0%	2.8%
Change in valuation allowance	4.4%	(26.5)%	(33.7)%
Remeasurement gain	(40.1)%	—%	(5.0)%
Non-deductible stock-based compensation expense	1.0%	(11.0)%	—%
Other, net	1.6%	(1.5)%	0.9%
Effective rate	6.8%	—%	—%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014
Deferred Tax Assets
Start-up and organizational costs	$362	$406
Internally developed software costs	8,085	4,655
Net operating loss carryovers	39,717	30,683
Other	521	105
Subtotal	48,685	35,849
Valuation allowance	(19,974)	(6,915)
Total deferred tax assets	28,711	28,934

Deferred Tax Liabilities
Equity-method investment	50,029	28,934
Total deferred tax liabilities	50,029	28,934
Net deferred tax assets (liabilities)	$(21,318)	$—

Changes in our valuation allowance were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning-of-year	$6,914	$98	$7,236
Charged to costs and expenses	15,202	6,816	(7,138)
Charged to other accounts (1)	(2,142)	—	—
Balance at end-of-year	$19,974	$6,914	$98

(1)	Amounts charged to other accounts includes $2.1 million charged to additional paid-in-capital for the year ended December 31, 2015

Pursuant to the Offering Reorganization, the Company recorded $23.5 million in income tax provision for the year ended December 31, 2015, due to changes in our deferred tax liability related to the increased difference in the book basis compared to the tax basis in our partnership interest in Evolent Health LLC. The Company continues to record a valuation allowance against the assets that are not more likely than not to be realized, without considering potentially offsetting deferred tax liabilities established with respect to certain indefinite lived components, or components of the deferred tax liability expected to reverse outside of the net operating loss carryover period, and as such were not considered a source of future taxable income for realizing the deferred tax assets. For the year ended December 31, 2014, the effective tax rate was 0%, due to the impact of the full valuation allowance recorded against the Company’s net deferred tax assets; therefore, the Company recorded no provision or benefit for income taxes for these periods.

The Offering Reorganization was treated as a nontaxable transaction and as such there was no step-up to fair value to the historical tax bases of the assets. The Company is required to record a deferred tax asset or liability resulting from book and tax basis differences related to assets and liabilities; therefore, as a result of the Offering Reorganization, the Company established a deferred tax liability in the amount of $21.3 million during the year ended December 31, 2015, as income tax expense in the amount of $23.5 million and additional-paid-in capital of $2.1 million.

As of December 31, 2015, the Company had NOLs of approximately $99.6 million available to offset future taxable income that begin to expire in 2031 through 2035. However, as realization of such tax benefit is not more likely than not, based on management’s evaluation, the Company has also established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize pre-IPO NOLs and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

As of each applicable period-end, the Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

Tax Receivables Agreement

Pursuant to the Offering Reorganization, subsequent exchanges of Class B common units of Evolent Health LLC, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock, are expected to increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future. In addition, certain NOLs of Evolent Health Holdings (and of an affiliate of TPG) are available to us as a result of the Offering Reorganization.

As part of the Offering Reorganization, we entered into a TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local and foreign income tax (as applicable) we realize as a result of any deductions attributable to future increases in tax basis following the exchanges described above (calculated assuming that any post-offering transfer of Class B common units had not occurred) or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. We are accounting for these payments as contingent liabilities and will recognize them in our Consolidated Statements of Operations when their realization is probable. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 8 for additional discussion of the implications of the TRA.

12. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. After the Offering Reorganization in 2015 we contributed $2.4 million to the plan, and prior to Series B Reorganization LLC in 2013 we contributed $0.6 million to the plan.

13. Equity Method Investment

After the Series B Reorganization in 2013 and prior to the Offering Reorganization described in Note 4, we did not control Evolent Health LLC, but were able to exert significant influence and, accordingly, accounted for our investment in Evolent Health LLC using the equity method of accounting. Subsequent to the Offering Reorganization, the Company consolidates the results of operations of Evolent Health LLC.

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

During the period January 1, 2015, through June 3, 2015, Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC was $28.2 million which included $0.8 million related to the amortization of a basis differential. During the year ended December 31, 2014, Evolent Health, Inc.’s proportional share of the losses of Evolent Health LLC was $25.2 million, which included $2.0 million, related to the amortization of a basis differential. During the period from September 23, 2013, through December 31,

2013, Evolent Health, Inc.’s proportional share of the losses of Evolent Health LLC as $4.2 million, which included $0.7 million related to the amortization of a basis differential.

The following is a summary of the financial position (in thousands) of Evolent Health LLC as of December 31, 2014:

Assets
Current assets	$56,718
Non-current assets	27,586
Total assets	$84,304

Liabilities
Current liabilities	$50,029
Non-current liabilities	5,772
Total liabilities	55,801

Redeemable Preferred Units and Members' Equity
Redeemable preferred units	15,734
Members' equity	12,769
Total liabilities, redeemable preferred units and
members' equity	$84,304

The summary of the financial position of Evolent Health LLC as of December 31, 2015, is not presented above as the Company consolidates the results of Evolent Health LLC after the date of the Offering Reorganization.

The following is a summary of the operating results of Evolent Health LLC (in thousands) for the periods in which it was accounted for as an equity method investment:

	For the Years Ended December 31,
	2015(1)	2014	2013 (2)
Total revenue	$61,814	$100,888	$14,610
Cost of revenue (exclusive of
depreciation and amortization)	44,839	73,122	16,309
Gross profit	16,975	27,766	(1,699)
Operating income (loss)	(44,119)	(52,449)	(10,832)
Net income (loss)	(44,079)	(52,263)	(10,832)

(1) January 1, 2015, through June 3, 2015.
(2) September 23, 2013, through December 31, 2013.

14. Non-controlling Interests

In connection with the closing of the IPO, we used the net proceeds of the IPO to purchase 13,225,000 newly-issued Class A common units in Evolent Health LLC. Additionally we acquired 2,051,468 Class A common units in Evolent Health LLC, at $17.00 per unit, as a result of the merger of the TPG affiliate with and into Evolent Health, Inc. as further described in Note 4. As of December 31, 2015, we owned 70.3% of Evolent Health LLC.

Changes in non-controlling interests (in thousands) for the year ended December 31, 2015, were:

Non-controlling interests as of beginning-of-period	$—
Estimated fair value of non-controlling interests as a result of the
Offering Reorganization	332,793
Decrease in non-controlling interests as a result of the merger
of the TPG affiliate with and into Evolent Health, Inc.	(34,875)
Net income (loss) subsequent to the Offering Reorganization attributable
to non-controlling interests	(12,680)
Non-controlling interests as of end-of-period	$285,238

15. Related Parties
The Company works closely with both of its founding investors, The Advisory Board and UPMC. The relationship with The Advisory Board is centered on educating health system CEOs on innovations in the healthcare space. In return, the Company makes valuable connections with CEOs of health systems that could then become customers. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) necessary to deliver on the Company’s customer commitments.

Prior to the Offering Reorganization, we issued shares of our stock to certain of our customers while concurrently entering into revenue contracts with those customers. Those customers are considered related parties and the balances and/or transactions with them are reported on our consolidated financial statements.

16. Quarterly Results of Operations (unaudited)

The unaudited quarterly results of operations (in thousands, except per share data) were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Total revenue	$—	$10,414	$40,406	$46,058
Total operating expenses	—	21,953	57,652	60,245
Net income (loss)	(11,319)	356,488	(17,088)	(8,267)
Net income (loss) attributable to non-controlling interests	—	(3,424)	(5,108)	(4,148)
Net income (loss) attributable to Evolent Health, Inc.	(11,319)	359,912	(11,980)	(4,119)

Earnings (loss) per common share
Basic	$(4.22)	$25.69	$(0.29)	$(0.10)
Diluted	(4.22)	9.73	(0.29)	(0.10)

2014
Total revenue	$—	$—	$—	$—
Total operating expenses	—	—	—	—
Net income (loss)	(5,442)	(5,939)	(3,167)	(10,698)
Net income (loss) attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to Evolent Health, Inc.	(5,442)	(5,939)	(3,167)	(10,698)

Earnings (loss) per common share
Basic	$(3.35)	$(3.17)	$(2.07)	$(4.37)
Diluted	(3.35)	(3.17)	(2.07)	(4.37)

17. Subsequent Events

On February 1, 2016, the Company entered into a strategic alliance with University Health Care d/b/a Passport Health Plan (“Passport”), a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to over 280,000 Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1,067,271 Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. We have not yet finalized the accounting for this transaction which will be included in our financial results beginning February 1, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process as disclosed in our final prospectus filed with the Securities and Exchange Commission on June 5, 2015, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective. The company has begun taking steps to address the underlying causes of the material weakness as described further in “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” below.  As a result of the remediation taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the year ended December 31, 2015, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

The material weakness that we identified resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness, primarily by hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department and enhancing our internal review procedures during the financial statement close process. During the preparation of this Annual Report on Form 10-K, our management has implemented certain additional substantive and analytical review procedures to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those disclosed under “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 14, 2015, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2015 (the “2016 Proxy Statement”).

The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Executive Officers of the Registrant” in this Annual Report on Form 10-K and our 2016 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our investor relations website.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and other employees, including our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. We have made a current copy of the code available on our website, www.evolenthealth.com. The code is available in print, without charge, to any person who sends a written request to our Corporate Secretary at 800 N. Glebe Road, Suite 500, Arlington, VA 22203. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics for our senior financial officers by posting such information on our website.

Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our 2016 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	The following financial statements of the registrant and report of independent registered public accounting firm are included of Item 8 hereof:

(2)	The audited financial statements of Evolent Health LLC required by Rule 3-0 of Regulation S-X are provided as Exhibit 99.1 and incorporated herein by reference.

(3)
All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements, are not required under the related instructions, or are not applicable and therefore have been omitted.

(4)	The Exhibits are listed in the Index to Exhibits beginning on page E-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolent Health, Inc.

By:	/s/ Nicholas McGrane
Name:	Nicholas McGrane
Title:	Chief Financial Officer

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Williams	Chief Executive Officer and Director	February 29, 2016
Frank Williams	(Principal Executive Officer)

/s/ Nicholas McGrane	Chief Financial Officer	February 29, 2016
Nicholas McGrane	(Principal Financial Officer)

/s/ Lydia Stone	Corporate Controller	February 29, 2016
Lydia Stone	(Principal Accounting Officer)

/s/ David Farner	Director	February 29, 2016
David Farner

/s/ Bruce Felt	Director	February 29, 2016
Bruce Felt

/s/ Matthew Hobart	Director	February 29, 2016
Matthew Hobart

/s/ Diane Holder	Director	February 29, 2016
Diane Holder

/s/ Michael Kirshbaum	Director	February 29, 2016
Michael Kirshbaum

/s/ Robert Musslewhite	Director	February 29, 2016
Robert Musslewhite

/s/ Norman Payson	Director	February 29, 2016
Norman Payson, MD

/s/ Kenneth Samet	Director	February 29, 2016
Kenneth Samet

/s/ Cheryl Scott	Director	February 29, 2016
Cheryl Scott

EVOLENT HEALTH, INC.
Exhibit Index

3.1		Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
3.2		Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
4.1		Registration Rights Agreement, dated June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH,
L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as
Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.1	*	First Amendment to the Amended and Restated Services, Reseller and Non-Competition Agreement by and
between The Advisory Board Company and Evolent Health LLC, dated as of May 1, 2015 filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on May 4, 2015 and incorporated herein by reference
10.2		Stockholders Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC, TPG
Growth II BDH.L.P., TPG Eagle Holdings, L.P., UPMC and the Advisory Board Company, filed as Exhibit
10.1 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.3		Exchange Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC, TPG Eagle
Holdings, L.P., The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 10.2 to the Report on
Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.4		Third Amended and Restated Operating Agreement of Evolent Health LLC, dated June 4, 2015, filed as Exhibit
10.3 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.5		Tax Receivables Agreement, dated June 4, 2015, by and among Evolent Health, Inc. and certain stockholders of
Evolent Health, Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.6		Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive
Compensation Plan, filed as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
10.7		Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on
June 4, 2015, and incorporated herein by reference
10.8		Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc., 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on
June 4, 2015, and incorporated herein by reference
10.9		Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Report on Form 8-K filed with the SEC on June 4, 2015, and incorporated herein by reference
21.1		Subsidiaries of Evolent Health, Inc., filed as Exhibit 21.1 to the Registration Statement on Form S-1 filed with the
SEC on May 18, 2015 and incorporated herein by reference
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Audited Financial Statements of Evolent Health LLC
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

* The Company’s request for confidential treatment with respect to certain portions of this exhibit has been accepted.

E-1