Form 10-K/A
period 2015-12-31
Evolent Health, Inc.
filed 2016-04-01
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K/A
_________________________
(Amendment No. 1)

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
————————————————————————————————————————————————————————

EXPLANATORY NOTE

Evolent Health, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Filing”). This Amendment No. 1 incorporates by reference certain exhibits which were inadvertently omitted from the Form 10-K, but had been previously filed with the SEC as exhibits to the Company’s Registration Statement on Form S-1 (file number 333-203852), declared effective on June 4, 2015. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. Part IV of the Original Filing is also amended to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

No revisions or amendments have been made to any portion of the Original Filing other than Item 15 of Part IV. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	The following financial statements of the registrant and report of independent registered public accounting firm are included in Item 8 of the Original Filing:

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets*
Consolidated Statements of Operations*
Consolidated Statements of Cash Flows*
Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Redeemable Stock*
Notes to Consolidated Financial Statements*
* Previously filed with the Original Filing

(2)	The audited financial statements of Evolent Health LLC required by Rule 3-09 of Regulation S-X were provided as Exhibit 99.1 to the Original Filing and incorporated herein by reference.*
* Previously filed with the Original Filing

(3)
All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the financial statements referenced in Item 15(a)(1) above, are not required under the related instructions, or are not applicable and therefore have been omitted.

(4)	The Exhibits are listed in the Index to Exhibits beginning on page E-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolent Health, Inc.

By:	/s/ Nicholas McGrane
Name:	Nicholas McGrane
Title:	Chief Financial Officer

Dated: April 1, 2016

EVOLENT HEALTH, INC.
Exhibit Index

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s
Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
3.2		Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
4.1		Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration
Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
4.2		Registration Rights Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH,
L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as
Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.1		Second Amended and Restated Operating Agreement of Evolent Health LLC, dated as of January 6, 2014, filed as
Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.2		Third Amended and Restated Operating Agreement of Evolent Health LLC, dated June 4, 2015, filed as Exhibit
10.3 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.3		Income Tax Receivables Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., Evolent
Health LLC and certain stockholders of Evolent Health, Inc., filed as Exhibit 10.4 to the Company’s Report on
Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.4		Exchange Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC, TPG Eagle
Holdings, L.P., The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 10.2 to the Company’s
Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.5		Amended and Restated Master Investors’ Rights Agreement among Evolent Health Holdings, Inc., Evolent
Health LLC and the Investors named herein, dated as of January 6, 2014, filed as Exhibit 10.6 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.6		Stockholders Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BHD, L.P.,
TPG Eagle Holdings, L.P., UPMC and the Advisory Board Company, filed as Exhibit 10.1 to the Company’s
Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.7	+	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.8	+	Amendment No. 1 to the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.9 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.9	+	Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Exhibit 10.9 to Amendment No. 1 to the
Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
10.10	+	Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive
Compensation Plan, filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on June 10,
2015, and incorporated herein by reference
10.11	+	Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.6 to the Company’s Report on Form 8-K filed with the
SEC on June 10, 2015, and incorporated herein by reference
10.12	+	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc., 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Report on Form 8-K filed with the
SEC on June 10, 2015, and incorporated herein by reference
10.13	+	Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.14	+	Consulting Agreement by and between Evolent Health LLC and NCP, Inc., dated as of March 12, 2014, filed as
Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.15	†	Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc.,

E-1

dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.16	†	Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and
Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement on
Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.17	†	Second Amended and Restated Reseller, Services and Non-Competition Agreement between UPMC Health
Plan, Inc. and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.14 to the Company’s Registration
Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.18		Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory
Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.19		Amended and Restated Services, Reseller and Non-Competition Agreement by and between The Advisory Board
Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.16 to the Company’s Registration
Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.20	†	First Amendment to the Amended and Restated Services, Reseller and Non-Competition Agreement by and between
The Advisory Board Company and Evolent Health LLC, dated as of May 1, 2015, filed as Exhibit 10.17 to the
Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015 and incorporated herein by reference
10.21		Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of July 31, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.22		First Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of March 1, 2013, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.23		Second Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of April 1, 2014, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.24		Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference
21.1		Subsidiaries of Evolent Health, Inc., filed as Exhibit 21.1 to Amendment No. 1 to the Company’s Registration
Statement on Form S-1 filed with the SEC on May 18, 2015 and incorporated herein by reference
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.4		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Audited Financial Statements of Evolent Health LLC
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*     Previously filed with the Original Filing.
**    Previously furnished with the Original Filing.
+    Constitutes a management contract or compensatory plan or arrangement.
†    The Company’s request for confidential treatment with respect to certain portions of this exhibit has been accepted.

E-2