Form 10-Q
period 2016-03-31
Evolent Health, Inc.
filed 2016-05-16
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
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

As of May 12, 2016, there were 42,570,019 shares of the registrant’s Class A common stock outstanding and 17,524,596 shares of the registrant's Class B common stock outstanding.

Evolent Health, Inc.

Explanatory Note

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to (1) prior to the completion of the Offering Reorganization described in “Part I - Item 1. Business - Initial Public Offering and Organizational Transactions - the Offering Reorganization in our 2015 Form 10-K, Evolent Health Holdings, Inc., our predecessor, (including its operating subsidiary, Evolent Health LLC), and (2) after giving effect to such reorganization, Evolent Health, Inc. and its consolidated subsidiary, Evolent Health LLC. Evolent Health LLC has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC. As described below under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,” the financial statements of Evolent Health, Inc. for the three months ended March 31, 2015, do not reflect a complete view of the operational results for the period. Evolent Health, Inc.'s results reflect only the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through March 31, 2015.

For more information about the Offering Reorganization, refer to “Part I - Item 1. Business - Initial Public Offering and Organizational Transactions” in our 2015 Form 10-K.

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
These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	The structural change in the market for healthcare in the United States;

•	Our ability to effectively manage our growth;

•	The significant portion of revenue we derive from our largest partners;

•	Our ability to offer new and innovative products and services;

•	The growth and success of our partners, which is difficult to predict and is subject to factors outside of our control;

•	Our ability to attract new partners;

•	Our ability to recover the significant upfront costs in our partner relationships;

•	Our ability to estimate the size of our target market;

•	Our ability to maintain and enhance our reputation and brand recognition;

•	Consolidation in the healthcare industry;

•	Competition which could limit our ability to maintain or expand market share within our industry;

•	Our ability to partner with providers due to exclusivity provisions in our contracts;

•	Uncertainty in the healthcare regulatory framework;

•	Restrictions and penalties as a result of privacy and data protection laws;

•	Adequate protection of our intellectual property;

•	Any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	Our use of “open source” software;

•	Our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	Our reliance on third parties;

•	Our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	Data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	Breaches or failures of our security measures;

•	Our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	Our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	Risks related to future acquisition opportunities;

•	The risk of potential future goodwill impairment on our results of operations;

•	Our future indebtedness and our ability to obtain additional financing;

•	Our ability to achieve profitability in the future;

•	The requirements of being a public company;

•	Our adjusted results may not be representative of our future performance;

•	The risk of potential future litigation;

•	Our ability to remediate the material weakness in our internal control over financial reporting;

•	Our holding company structure and dependence on distributions from Evolent Health LLC;

•	Our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	Our ability to utilize benefits under the Tax Receivables Agreement;

•
Our ability to realize all or a portion of the tax benefits that we currently expect to result from future exchanges of Class B common units for our Class A common stock, and to utilize certain tax attributes of Evolent Health Holdings and an affiliate of TPG;

•	Distributions that Evolent Health LLC will be required to make to us and to the other members of Evolent Health LLC;

•	Our obligations to make payments under the Tax Receivables Agreement that may be accelerated or may exceed the tax benefits we realize;

•	Different interests among our pre-IPO investors, or between us and our pre-IPO investors;

•	The terms of agreements between us and certain of our pre-IPO investors;

•	Our exemption from certain corporate governance requirements due to our status as a “controlled company” within the meaning of New York Stock Exchange rules;

•	The potential volatility of our Class A common stock price;

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

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our 2015 Form 10-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$111,292	$145,726
Restricted cash	6,747	4,703
Accounts receivable, net (amounts related to affiliates: 2016 - $7,164; 2015 - $10,185)	25,216	20,381
Prepaid expenses and other current assets (amounts related to affiliates: 2016 - $29; 2015 - $1,220)	4,215	4,208
Investments, at amortized cost	20,096	9,445
Total current assets	167,566	184,463
Restricted cash	1,579	1,582
Investments, at amortized cost	33,879	44,618
Property and equipment, net	15,537	12,796
Intangible assets, net	168,072	163,152
Goodwill	459,703	608,903
Prepaid expenses and other non-current assets	10,127	—
Total assets	$856,463	$1,015,514

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2016 - $15,607; 2015 - $13,311)	$17,042	$16,699
Accrued liabilities (amounts related to affiliates: 2016 - $982; 2015 - $828)	7,551	6,047
Accrued compensation and employee benefits	9,623	21,925
Deferred revenue	18,329	14,835
Total current liabilities	52,545	59,506
Other long-term liabilities	7,927	111
Deferred tax liabilities, net	20,329	21,318
Total liabilities	80,801	80,935

Commitments and Contingencies (See Note 8)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 42,565,019 and 41,491,498
shares issued and outstanding as of March 31, 2016, and December 31, 2015, respectively	426	415
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 17,524,596
shares issued and outstanding as of March 31, 2016, and December 31, 2015	175	175
Additional paid-in-capital	357,047	342,063
Retained earnings (accumulated deficit)	183,876	306,688
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	541,524	649,341
Non-controlling interests	234,138	285,238
Total equity (deficit)	775,662	934,579
Total liabilities and shareholders' equity (deficit)	$856,463	$1,015,514

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2016	2015
Revenue
Transformation (1)	$8,114	$—
Platform and operations (1)	41,335	—
Total revenue	49,449	—

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented separately below) (1)	28,562	—
Selling, general and administrative expenses (1)	32,095	—
Depreciation and amortization expenses	3,371	—
Goodwill impairment	160,600	—
Total operating expenses	224,628	—
Operating income (loss)	(175,179)	—
Interest income (expense), net	279	—
Income (loss) from affiliate	—	(11,319)
Income (loss) before income taxes and non-controlling interests	(174,900)	(11,319)
Provision (benefit) for income taxes	(988)	—
Net income (loss)	(173,912)	(11,319)
Net income (loss) attributable to non-controlling interests	(51,100)	—
Net income (loss) attributable to Evolent Health, Inc.	$(122,812)	$(11,319)

Earnings (Loss) Available to Common Shareholders
Basic	$(122,812)	$(12,609)
Diluted	(122,812)	(12,609)

Earnings (Loss) per Common Share
Basic	$(2.91)	$(4.22)
Diluted	(2.91)	(4.22)

Weighted-Average Common Shares Outstanding
Basic	42,185	2,988
Diluted	42,185	2,988

(1)	Amounts related to affiliates included above are as follows (see Note 14):

	Revenue
	Transformation	$44	$—
	Platform and operations	7,002	—

	Expenses
	Cost of revenue (exclusive of depreciation and amortization)	5,128	—
	Selling, general and administrative expenses	383	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three
	Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(173,912)	$(11,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from affiliates	—	11,319
Depreciation and amortization	3,371	—
Goodwill impairment	160,600	—
Stock-based compensation expense	4,436	—
Deferred tax provision	(988)	—
Other	110	—
Changes in assets and liabilities:
Accounts receivables, net	(4,835)	—
Prepaid expenses and other current assets	656	—
Accounts payable	(2,896)	—
Accrued liabilities	1,414	—
Accrued compensation and employee benefits	(12,302)	—
Deferred revenue	3,494	—
Other long-term liabilities	48	—
Net cash provided by (used in) operating activities	(20,804)	—

Cash Flows from Investing Activities
Cash paid in connection with acquisition	(11,500)	—
Purchases of property and equipment	(3,353)	—
Change in restricted cash	1,198	—
Net cash provided by (used in) investing activities	(13,655)	—

Cash Flows from Financing Activities
Proceeds from stock option exercises	25	—
Net cash provided by (used in) financing activities	25	—

Net increase (decrease) in cash and cash equivalents	(34,434)	—
Cash and cash equivalents as of beginning-of-period	145,726	—
Cash and cash equivalents as of end-of-period	$111,292	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$—	$8,019
Accrued property and equipment purchases	90	—
Stock issued in connection with business combinations	10,534	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(unaudited, in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2014	7,900	$12,847	6,468	$24,833	360	$1,593	7,400	$2	4,048	$1	—	$—	$23,733	$(25,806)	$—	$(2,070)

Non-cash issuance of common stock
to Evolent Health LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net income (loss) prior to the Offering
Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock
sold in initial public offering, net of
offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	2,144	—	—	2,144
Stock-based compensation expense
subsequent to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	14,730	—	—	14,730
Exercise of stock options	—	—	—	—	—	—	—	—	39	—	—	—	152	—	—	152
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	360,659	(12,680)	347,979

Balance as of December 31, 2015	—	—	—	—	—	—	—	—	41,491	415	17,525	175	342,063	306,688	285,238	934,579

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	4,436	—	—	4,436
Exercise of stock options	—	—	—	—	—	—	—	—	7	—	—	—	25	—	—	25
Issuance of common stock for
business combination	—	—	—	—	—	—	—	—	1,067	11	—	—	10,523	—	—	10,534
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,812)	(51,100)	(173,912)

Balance as of March 31, 2016	—	$—	—	$—	—	$—	—	$—	42,565	$426	17,525	$175	$357,047	$183,876	$234,138	$775,662

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports integrated health systems in their migration toward value-based care and population health management. The Company’s services include providing our customers, which we refer to as partners, with a population management platform, integrated data and analytics capabilities, pharmacy benefit management ("PBM") services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company's headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. ("Evolent Health Holdings"), merged with and into Evolent Health, Inc. in connection with the Offering Reorganization. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor, TPG Global, LLC and its affiliates (“TPG”), Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the organizational transactions and initial public offering (“IPO”) described below, we own 70.8% of Evolent Health LLC, hold 100% of the voting rights, are the sole managing member and, therefore, control its operations. Accordingly, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

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

Since its inception, the Company has incurred significant losses from operations. As of March 31, 2016, the Company had cash and cash equivalents of $111.3 million. The Company believes it has sufficient liquidity for the next twelve months as of March 31, 2016.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2015, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosure normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles ("GAAP") has been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission ("SEC"). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, filed with the SEC on February 29, 2016 ("2015 Form 10-K").

As discussed in Note 4, amounts for the three months ended March 31, 2015, presented in our unaudited consolidated financial statements and notes to unaudited consolidated financial statements represent the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC. The amounts as of and for the three months ended March 31, 2016, reflect our operations, which consolidate the operations of Evolent Health LLC.

All inter-company accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Certain GAAP policies, which significantly affect the determination of our financial position, results of operations and cash flows, are  summarized in our 2015 Form 10-K unless otherwise updated below.

Restricted Cash

Restricted cash is carried at cost, which approximates fair value, and includes cash used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	March 31,	December 31,
	2016	2015
Letters of credit for facility leases	$2,516	$3,710
Pharmacy benefit management services	5,685	2,479
Other	125	96
Total restricted cash	8,326	6,285
Non-current restricted cash	1,579	1,582
Current restricted cash	$6,747	$4,703

3. Recently Issued Accounting Standards

Future Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for any interim or annual period. We plan to adopt the requirements of this standard in 2016, and are currently evaluating the impact of the adoption on our financial condition and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, in order to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This update introduces a new standard on accounting for leases, including a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We will adopt the requirements of this standard effective January 1, 2019, and are currently evaluating the impact of the adoption on our financial condition and results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We will adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our financial condition and results of operations.

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

4. Acquisitions and Business Combinations

Business Combinations

Passport

On February 1, 2016, the Company entered into a strategic alliance with University Health Care d/b/a Passport Health Plan (“Passport”), a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to over 280,000 Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1,067,271 Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. The Company has accounted for the transactions with Passport as a business combination using purchase accounting.

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was valued at $7.7 million. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016. The quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. The purchase price was allocated to the assets acquired based on their estimated fair values as of February 1, 2016, as follows (in thousands):

Purchase price	$18,200
Less amount allocated to prepaid asset	6,900
Goodwill	$11,300

The prepaid asset is related to an acquired facility license agreement as the Company was provided with leased facilities which house the acquired Passport employees at no future cost. The fair value of the acquired facility license agreement was determined by comparing the current market value of similar lease spaces to the facilities occupied by the acquired Passport personnel to obtain a market value of the occupied space, with the present value of the determined market value of the occupied space classified as the acquired facility license agreement prepaid asset. The goodwill is attributable partially to the acquired assembled workforce. The transaction was a taxable event for the Company and the amount of goodwill determined for tax purposes is deductible.

The above allocation of fair values is based upon preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the business combination will change the allocation of the fair value. Any subsequent changes identified during the measurement period will be adjusted in the reporting period in which the adjustment amounts are determined.

Results for the three months ended March 31, 2016, include revenue and related expenses from our services agreement with Passport and amortization of the acquired intangibles for the period February 1, 2016, through March 31, 2016. The Consolidated Statements of Operations includes $6.4 million of revenue and $(0.4) million of net income (loss) attributable to Passport for the three months ended March 31, 2016.

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

•
Each of the then-existing stockholders of Evolent Health Holdings received four shares of our Class A common stock and the right to certain payments under the Tax Receivables Agreement ("TRA") in exchange for each share of Class A common stock held in Evolent Health Holdings;

•
TPG received 2,051,468 shares of Class A common stock of Evolent Health, Inc., together with the right to certain payments under the TRA in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc.; and

•
We issued shares of our Class B common stock and the right to certain payments under the TRA to The Advisory Board Company ("The Advisory Board"), TPG and another investor each of which was a member of Evolent Health LLC prior to the Offering Reorganization.

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

As of March 31, 2016, we own 70.8% of the economic interests and 100% of the voting rights in Evolent Health LLC. Our operations will continue to be conducted through Evolent Health LLC and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma statement of operations data presented below gives effect to (1) the Passport transaction as if it had occurred on January 1, 2015, and (2) the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following pro forma information includes adjustments to:

•	Remove transaction costs related to the Passport transaction of $0.2 million recorded in the first quarter of 2016 and reclassify said amounts to the first quarter of 2015;

•	Remove transaction costs related to the Passport transaction of $0.2 million recorded in the fourth quarter of 2015 and reclassify said amounts to the first quarter of 2015;

•	Remove transaction costs related to the Offering Reorganization of $1.2 million in 2015 and reclassify said amount to 2014;

•
Record amortization expenses related to intangible assets beginning January 1, 2014, for intangibles related to the Offering Reorganization and beginning January 1, 2015, for intangibles related to the Passport transaction; and

•	Record adjustments of income taxes associated with these pro forma adjustments.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the transactions described above occurred in the specified prior periods. The pro forma adjustments were based on available information and assumptions that the Company believes are reasonable to reflect the impact of these transactions on the Company's historical financial information on a pro forma basis (in thousands).

	For the Three
	Months Ended
	March 31,
	2016	2015
Revenue	$52,642	$45,150
Net income (loss)	(171,850)	(14,595)
Net income (loss) attributable
to non-controlling interests	(50,180)	(6,103)
Net income (loss) attributable
to Evolent Health, Inc.	(121,670)	(8,492)

Net income (loss) available to
common shareholders:
Basic	(2.86)	(0.32)
Diluted	(2.86)	(0.32)

Acquisitions

Vestica

On March 1, 2016, the Company entered into an Asset Purchase Agreement between Vestica Healthcare, LLC ("Vestica") and Evolent Health, LLC. As part of the transaction, we paid $7.5 million to acquire certain assets from Vestica to further align our interests with one of our existing partners. In addition, Vestica can earn an additional $4.0 million based on certain future events, which is being held in escrow. This transaction also includes an arrangement under which Vestica will continue to perform certain services on our behalf related to the acquired assets.

We accounted for the transaction as an asset acquisition where the assets acquired were measured based on the amount of cash paid to Vestica as well as transaction costs incurred as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated identifiable assets acquired and we assessed and determined the useful lives of the acquired intangible assets subject to amortization. As a result, we recorded a $7.5 million customer relationship intangible asset with a useful life of thirteen years. The transaction was a taxable event.

5. Investments

The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs (in thousands) were as follows:

	As of March 31, 2016				As of December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,260	$40	$33	$28,267	$28,306	$115	$181	$28,240
Corporate bonds	25,715	97	9	25,803	25,757	110	80	25,787
Total investments	$53,975	$137	$42	$54,070	$54,063	$225	$261	$54,027

The amortized cost and fair value of our investments by contractual maturities (in thousands) were as follows:

	As of March 31, 2016		As of December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$20,096	$20,163	$9,445	$9,451
Due after one year through five years	33,879	33,907	44,618	44,576
Total	$53,975	$54,070	$54,063	$54,027

As of March 31, 2016, and December 31, 2015, the Company did not hold any securities in an unrealized loss position for more than 12 months. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of March 31, 2016, and December 31, 2015, was $46.2 million and $49.9 million, respectively. As of March 31, 2016, securities held by the Company which were in an unrealized loss position for less than 12 months consisted of 7 U.S. Treasury bills and 10 corporate bonds.

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

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	March 31,	December 31,
	2016	2015
Computer hardware	$251	$232
Furniture and equipment	1,604	1,604
Internal-use software development costs	9,787	6,363
Leasehold improvements	5,830	5,830
Total property and equipment	17,472	14,029
Accumulated depreciation and amortization	(1,935)	(1,233)
Total property and equipment, net	$15,537	$12,796

We had no property and equipment prior to the Offering Reorganization.

The Company capitalized $3.4 million and zero of internal-use software development costs for the three months ended March 31, 2016 and 2015, respectively. The net book value of capitalized internal-use software development costs was $9.5 million and $6.3 million as of March 31, 2016 and December 31, 2015, respectively.

Depreciation expense related to property and equipment was $0.7 million and zero for the three months ended March 31, 2016 and 2015, respectively, of which amortization expense related to capitalized internal-use software development costs was $0.2 million and zero for the three months ended March 31, 2016 and 2015, respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

As part of the Offering Reorganization, we recorded $608.9 million in goodwill on our Consolidated Balance Sheets. Goodwill has an estimated indefinite life and is not amortized; rather it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe our estimated fair value of our single reporting unit may be lower than the carrying value and trigger a Step 1 test including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, partners, or litigation. As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO share price of $17.00.

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

Step 1 Results

To determine the implied fair value for our single reporting unit, we used both a market multiple valuation approach (“market approach”) and a discounted cash flow valuation approach (“income approach”).  In determining the estimated fair value, we considered the level of our Class A common stock price and assumptions that we believed market participants would make in valuing our reporting unit, including a control premium, as well as discounted cash flow calculations of management’s estimates of future financial performance and management’s long-term plans.  This analysis also required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions and discount rates.

In our March 31, 2016, Step 1 test, our most sensitive assumption for purposes of the market approach was our estimate of the control premium, and the most sensitive assumption related to the income approach, other than our cash flows, was the discount rate. As of March 31, 2016, our single reporting unit failed the Step 1 analysis as we determined that its implied fair value was less than its carrying value based on the weighting of the fair values determined under both the market and income approaches. As fair value was less than carrying value, we performed a Step 2 test to determine the implied fair value of our goodwill.

Step 2 Results

In our March 31, 2016, Step 2 test, the fair value of all assets and liabilities were estimated, including our tangible assets (corporate trade name, customer relationships and technology) for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill resulting in an impairment charge of $160.6 million on our Consolidated Statements of Operations.

The impairment was driven primarily by the sustained decline in our share price as our estimates of our future cash flows and the control premium have remained consistent, combined with an increase in the discount rate period over period. As noted above, our determination of fair value used a weighting of the fair values determined under both the market and income approaches, with the market approach driving the significant reduction in overall firm value and related impairment of goodwill.

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of March 31, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.2	$19,000	$791	$18,209
Customer relationships	23.5	127,500	4,068	123,432
Technology	6.2	30,000	3,569	26,431
Total		$176,500	$8,428	$168,072

	As of December 31, 2015
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.4	$19,000	$554	$18,446
Customer relationships	24.4	120,000	2,797	117,203
Technology	6.4	30,000	2,497	27,503
Total		$169,000	$5,848	$163,152

We had no intangible assets prior to the Offering Reorganization.

We recorded additional customer relationship intangible assets of $7.5 million in relation to the closing of the Vestica transaction during the first quarter of 2016.

Amortization expense related to intangible assets for the three months ended March 31, 2016 and 2015, was $2.6 million and zero, respectively.

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

Contingencies

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO net operating losses ("NOL"s). These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no NOL carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including:

•
The timing of the exchanges and the price of the Class A shares at the time of the transaction, triggering a tax basis increase in the Company's asset and a corresponding benefit to be realized under the TRA; and

•
The amount and timing of our taxable income - the Company will be required to pay 85% of the tax savings as and when realized, if any. If the Company does not have taxable income, it will not be required to make payments under the TRA for that taxable year because no tax savings were actually realized.

Due to the items noted above, the fact that no share exchanges have occurred as of March 31, 2016, and that the Company’s historical losses have not been utilized, the Company has not recorded a liability pursuant to the TRA.

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. We had no material accruals as of March 31, 2016 and December 31, 2015.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office location in Arlington, Virginia. In connection with these lease agreements, the Company is required to maintain a $2.5 million letter of credit, which declines annually throughout the term of the lease. As of March 31, 2016, the restricted funds held in connection with the lease were $2.5 million.

Total rental expense on operating leases for the three months ended March 31, 2016 and 2015, was $1.1 million and zero, respectively.

Indemnifications

The Company’s customer agreements generally include a provision by which the Company agrees to defend its partners against third party claims (a) for death, bodily injury, or damage to personal property caused by Company negligence or willful misconduct, (b) by former or current Company employees arising from such managed service agreements, (c) for intellectual property infringement under specified conditions and (d) for Company violation of applicable laws, and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such indemnities and has not accrued any liabilities related to such obligations in the accompanying financial statements.

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and another investor to register for sale under the Securities Act of 1933, as amended ("Securities Act"), shares of our Class A common stock, including those delivered in exchange for Class B common units in the circumstances described above. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights.

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

The following table summarizes those partners who represented at least 10% of our revenue for the three months ended March 31, 2016:

Customer A	18.3%
Customer B	14.2%
Customer C	12.9%
Customer D	11.4%

The following table summarizes those partners who represented at least 10% of our accounts receivable for the periods presented:

	As of	As of
	March 31,	December 31,
	2016	2015
Customer A	12.6%	12.9%
Customer B	16.6%	*
Customer D	30.8%	28.1%
Customer E	12.5%	23.2%
Customer F	11.5%	11.4%

* Represents less than 10.0% of the respective balance

The Company is also subject to significant concentration risk as a significant portion of our revenue is derived from services provided to our partners on our behalf by UPMC. UPMC is a founding investor in our organization and we have entered into a long-term agreement with them to conduct these services on our behalf; however, in the event of a disruption in service from UPMC, our revenue would be adversely impacted while we obtained a replacement vendor.

The Company is also subject to significant concentration risk as materially all of our cash and cash equivalents are held in a single money market fund. As of March 31, 2016, $81.2 million of cash and cash equivalents were held in a money market fund.

9. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three
	Months Ended
	March 31,
	2016	2015
Net income (loss)	$(173,912)	$(11,319)
Less:
Net income (loss) attributable to non-controlling interests	(51,100)	—
Undeclared cumulative preferred dividends	—	1,290
Net income (loss) available for common shareholders (1)	$(122,812)	$(12,609)

Weighted-average common shares outstanding (1)(2)	42,185	2,988

Earnings (Loss) per Common Share
Basic	$(2.91)	$(4.22)
Diluted	(2.91)	(4.22)

(1)
Both our Class A and Class B common shares participate equally in the earnings or losses of Evolent Health, Inc.; therefore, shares of our Class B common stock are not considered dilutive shares for the purposes of calculating our diluted earnings (loss) per common share as the related adjustment to net income (loss) available for common shareholders would equally offset the additional shares resulting in the same earnings (loss) per common share.

(2)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three
	Months Ended
	March 31,
	2016	2015
Convertible preferred stock	—	22,128
Restricted stock and restricted stock units	12	605
Options	457	1,159
Total	469	23,892

10. Stock-based Compensation

Total compensation expense (in thousands) by award type and line item in our consolidated financial statements (in thousands) were as follows:

For the Three
Months Ended
March 31,
2016
Award Type
Stock options	$3,929
Restricted stock units ("RSU")	507
Total	$4,436

Line Item
Cost of revenue	$395
Selling, general and
administrative expenses	4,041
Total	$4,436

No stock-based compensation in the totals above was capitalized as software development costs for the three months ended March 31, 2016. We did not recognize stock compensation in 2015 prior to the Offering Reorganization.

Stock-based awards granted were as follows:

	For the Three
	Months Ended
	March 31,
	2016	2015
Stock options	1,124,900	986,000
RSUs	385,713	—

11. Income Taxes

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $1.0 million in income tax benefit for the three months ended March 31, 2016, which resulted in an effective tax rate of 0.6%. Of the $1.0 million in tax benefit, $0.3 million was recorded in connection to the reduction in the portion of the indefinite book tax basis difference deferred tax liability related to an increase in ownership of our partnership interest in Evolent Health LLC. As of December 31, 2015, $6.2 million of our book and tax basis difference deferred tax liability was expected to reverse outside of our NOL carryforward period. Current tax losses generated in 2016 by the Company allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, which resulted in recording a tax benefit of $0.4 million as of March 31, 2016. The remaining $0.3 million tax benefit was related to a change in the effective state rate. For the three months ended

March 31, 2015, the effective tax rate was 0%, due to the impact of the full valuation allowance recorded against the Company’s net deferred tax assets; therefore, the Company recorded no provision or benefit for income taxes for these periods.

As of each applicable period-end, the Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 11 in our 2015 Form 10-K for a detailed discussion of our TRA.

12. Equity Method Investment

Prior to the Offering Reorganization, we did not control Evolent Health LLC, but were able to exert significant influence and, accordingly, accounted for our investment in Evolent Health LLC using the equity method of accounting. Subsequent to the Offering Reorganization, the Company consolidates the results of operations of Evolent Health LLC.

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

During the three months ended March 31, 2015, Evolent Health, Inc.'s proportional share of the losses of Evolent Health LLC was $11.3 million, which included $0.5 million related to the amortization of a basis differential.

The following is a summary of the operating results of Evolent Health LLC (in thousands) for the periods that it was accounted for as an equity method investment:

For the Three
Months Ended
March 31,
2015
Total revenue	$37,041
Cost of revenue (exclusive of
depreciation and amortization)	26,454
Gross profit	10,587
Operating income (loss)	(19,347)
Net income (loss)	(19,315)

13. Non-controlling Interests

Prior to the Offering Reorganization, we did not consolidate Evolent Health LLC, and therefore did not allocate our profits and losses to non-controlling interests. As of March 31, 2016, we owned 70.8% of Evolent Health LLC. Changes in non-controlling interests (in thousands) were:

For the Three
Months Ended
March 31,
2016
Non-controlling interests as of beginning-of-period	$285,238
Net income (loss) attributable to non-controlling interests	(51,100)
Non-controlling interests as of end-of-period	$234,138

14. Related Parties
The Company works closely with both of its founding investors, The Advisory Board and UPMC. The relationship with The Advisory Board is centered on providing certain specified services and making valuable connections with CEOs of health systems that could become partners. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily third-party administration or “TPA” services) necessary to deliver on the Company’s customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

Additionally, prior to the Offering Reorganization, we issued shares of our stock to certain of our partners while concurrently entering into revenue contracts with those partners. Those partners were considered related parties and the balances and/or transactions with them were reported on our consolidated financial statements for the periods in which they held an equity interest in Evolent Health, Inc. Subsequent to December 31, 2015, only one of our partners holds an equity interest in Evolent Health, Inc. That same partner represents a significant portion of our revenue and has a member of their management on our board of directors. That partner, our founding investors and their related businesses are considered related parties and the balances and/or transactions with them are reported on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company's financial condition as of March 31, 2016, compared with December 31, 2015, and the results of operations for the three months ended March 31, 2016, compared with the corresponding period in 2015. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements”; our 2015 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2016.

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

Evolent Health, Inc., the registrant, was incorporated as a Delaware corporation on December 12, 2014, for the purpose of the Company’s IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock. Pursuant to the Offering Reorganization, Evolent Health, Inc. merged with Evolent Health Holdings and an affiliate of TPG. In accordance with the terms of the mergers, each of the then-existing stockholders of Evolent Health Holdings, including UPMC, The Advisory Board, TPG, as well as certain other entities, existing partners and employees, received a certain number of shares of our Class A common stock in exchange for each share of common stock it held in Evolent Health Holdings, and TPG received a certain number of shares of our Class A common stock in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc. In addition, pursuant to the Offering Reorganization, we issued shares of our Class B common stock to TPG and The Advisory Board, each of which was a member of Evolent Health LLC prior to the Offering Reorganization. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law or pursuant to our amended and restated certificate of incorporation or amended and restated bylaws. Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock and is otherwise non-transferable pursuant to an exchange agreement.

Substantially all of our operations will continue to be conducted through Evolent Health LLC, and subsequent to the Offering Reorganization, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

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

We consider value-based care to be the necessary convergence of healthcare payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional fee-for-service ("FFS") healthcare, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance driven by the emergence of the organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies ("health insurance exchanges") and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of healthcare delivery costs, their primary position with consumers and their strong local brand.

We market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a Blueprint for executing that opportunity. During the second portion of the transformation phase, which typically lasts twelve to fifteen months, we generally work with our partner to implement the Blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek to enter into long-term agreements which we call the platform and operations phase and for which we deliver a wide range of services that support our partner in the execution of its new strategy. Contracts in the platform and operations phase can range from three to ten years in length. In the platform and operations, phase we establish a local market presence and embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience by our partners after a notice period has passed, and certain partners would be required to pay us a termination fee in certain circumstances.

As of March 31, 2016, we had entered into long-term contractual relationships with twelve partners and a significant portion of our revenue is concentrated with several partners. Our four largest partners, Indiana University Health, MedStar Health, Inc., Passport Health Plan and Premier Health Partners, comprised 18.3%, 14.2%, 12.9% and 11.4%, respectively, of our revenue for the three months ended March 31, 2016, or 56.8% in the aggregate.

On February 1, 2016, the Company entered into a strategic alliance with University Health Care, Inc. d/b/a Passport Health Plan (“Passport”), a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to over 280,000 Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1,067,271 Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to the Passport. We believe the Medicaid Center of Excellence, which combines Passport’s capabilities with our existing capabilities and technology platform, will enhance our ability to further expand into the growing market in provider-sponsored, community-based Medicaid health plans throughout the United States. See Note 4 in "Item 1. Financial Statements" for details of the accounting for this transaction. We expect the revenue from the 10-year service arrangement will contribute significantly to our future revenues.

We have incurred significant operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth objectives, we may not be able to achieve profitability. As of March 31, 2016, we believe we have sufficient liquidity for the next twelve months.

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.

Critical Accounting Policies and Estimates

The MD&A included in our 2015 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the “Critical Accounting Policies and Estimates” provided in our 2015 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2015 Form 10-K.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually on October 31 for indications of impairment, with consideration given to financial performance and other relevant factors. We perform a two-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test. In Step 1 of the evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the implied fair value of goodwill is determined. The fair value as determined in Step 1 is assigned to the entity’s net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations.

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

In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe our estimated fair value of our single reporting unit may be lower than the carrying value and trigger a Step 1 test including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, partners, or litigation. As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO share price of $17.00.

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

Step 1 Results

To determine the implied fair value for our single reporting unit, we used both a market multiple valuation approach (“market approach”) and a discounted cash flow valuation approach (“income approach”).  In determining the estimated fair value, we considered the level of our Class A common stock price and assumptions that we believed market participants would make in valuing our reporting unit, including a control premium, as well as discounted cash flow calculations of management’s estimates of future financial performance and management’s long-term plans.  This analysis also required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions and discount rates.

In our March 31, 2016, Step 1 test, our most sensitive assumption for purposes of the market approach was our estimate of the control premium, and the most sensitive assumption related to the income approach, other than our cash flows, was the discount rate. As of March 31, 2016, our single reporting unit failed the Step 1 analysis as we determined that its implied fair value was less than its carrying value based on the weighting of the fair values determined under both the market and income approaches. As fair value was less than carrying value, we performed a Step 2 test to determine the implied fair value of our goodwill.

Step 2 Results

In our Step 2 test, the fair value of all assets and liabilities were estimated, including our tangible assets (corporate trade name, customer relationships and technology) for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill resulting in an impairment charge of $160.6 million on our Consolidated Statements of Operations.

The impairment was driven primarily by the sustained decline in our share price as our estimates of our future cash flows and the control premium have remained consistent, combined with an increase in the discount rate period over period. As noted above, our determination of fair value used a weighting of the fair values determined under both the market and income approaches, with the market approach driving the significant reduction in overall firm value and related impairment of goodwill.

We may be required to recognize additional impairments in the future if our share price were to experience a sustained decline below its current level, or changes in our forecasted results, investment strategy or interest rates. Any further impairment charges that we may record in the future could be material to our results of operations.

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the three months ended March 31, 2015, do not reflect a complete view of the operational results for that period.

Evolent Health, Inc. Results

Evolent Health, Inc.'s results for the three months ended March 31, 2016, reflect a complete view of the operational results as the results of operations of Evolent Health LLC have been included for the full period. Revenue for the three months ended March 31, 2016, was $49.4 million as compared to zero in the same period in the prior year. Operating expenses for the three months ended March 31, 2016, were $224.6 million as compared to zero in the same period in the prior year. Revenue and operating expenses increased over the prior year periods as a result of the consolidation of Evolent Health LLC. See "Evolent Health, Inc. Adjusted Results" for further discussion of the adjusted operating results.

Goodwill impairment

During the first quarter of 2016 we recorded an impairment charge of $160.6 million on our Consolidated Statements of Operations as the implied fair value of goodwill was less than the carrying amount. See "Critical Accounting Policies and Estimates" above for further details of the impairment charge to goodwill.

Interest income (expense), net

As a result of the Offering Reorganization, the cash and cash equivalents and investments of Evolent Health LLC are now consolidated and reflected on our Consolidated Balance Sheets. Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We expect our average cash and cash equivalents to decline in future periods as we use those funds for operations.

Income (loss) from affiliate

Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC for the three months ended March 31, 2015, was $11.3 million which included $0.5 million related to the amortization of a basis differential.

As a result of the Offering Reorganization, the financial results of Evolent Health LLC are now consolidated and reflected in our financial results. As such, we did not recognize income (loss) from the Evolent Health LLC affiliate in the three month period ended March 31, 2016.

Provision (benefit) for income taxes

Our income tax benefit relates to federal and state jurisdictions in the United States. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to non-controlling interests and the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. The Company reports taxes only on its share of Evolent Health LLC's income and the consolidated income tax benefit therefore excludes earnings allocable to non-controlling interests. The Company expects this factor will continue to impact the consolidated effective tax rate until all Class B common units and shares are exchanged for Class A common shares of Evolent Health, Inc.

The Company recorded $1.0 million in income tax benefit for the three months ended March 31, 2016, compared to no tax expense or benefit in the same period in the prior year. The change in the provision was due primarily to a reduction in the portion of the indefinite book tax basis difference deferred tax liability, as related to an increase in ownership of our partnership interest in Evolent Health LLC.  As of December 31, 2015, $6.2 million of our book and tax basis difference deferred tax liability was expected to reverse outside of our NOL carryforward period.  Current tax losses generated in 2016 by the Company allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, while the Company still maintains its valuation allowance.  Therefore, the Company recorded a tax benefit of $1.0 million as of March 31, 2016, and expects to continue to generate such tax benefits in future periods.

During the three months ended March 31, 2016, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and are currently reflecting a full valuation allowance in our financial statements.

Net income (loss) attributable to non-controlling interests

As a result of the Offering Reorganization and as of June 4, 2015, we now consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, we own 70.8% of the economic rights of the results of operations of Evolent Health LLC and eliminate the non-controlling interest from our results of operations. For the three months ended March 31, 2016, our results reflect a $51.1 million net loss attributable to non-controlling interests, which represents 29.2% of the operating losses of Evolent Health LLC.

Evolent Health, Inc. Adjusted Results

In order to provide a consistent presentation for the periods before and after the Offering Reorganization, and effectively provide comparative results to the fully consolidated 2016 period, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred on January 1, 2015, and, therefore, include the operations of Evolent Health LLC for the period from January 1, 2015, through March 31, 2015. Including Evolent Health LLC’s results for this period is not consistent with GAAP and should not be considered as an alternative to comparable GAAP measures. The details in the tabular presentation below reflect our income statement as adjusted to reflect results from operation for the three month period ended March 31, 2015, as if the Offering Reorganization had occurred on January 1, 2015. The presentation also reflects other adjustments described in “Non-GAAP Financial Measures.”

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
					Add:
	Evolent		Evolent	Evolent	Evolent		Evolent
	Health, Inc.		Health, Inc.	Health, Inc.	Health LLC		Health, Inc.	Change Over Prior Period
(in thousands)	as Reported	Adjustments	as Adjusted	as Reported	Operations (1)	Adjustments	as Adjusted	$	%
Revenue
Transformation (2)	$8,114	$87	$8,201	$—	$10,376	$—	$10,376	$(2,175)	(21.0)%
Platform and operations	41,335	—	41,335	—	26,665	—	26,665	14,670	55.0%
Total revenue	49,449	87	49,536	—	37,041	—	37,041	12,495	33.7%
Expenses
Cost of revenue (exclusive of
depreciation and amortization
presented separately below) (3)	28,562	(406)	28,156	—	26,454	(439)	26,015	2,141	8.2%
Selling, general and
administrative expenses (4)	32,095	(4,086)	28,009	—	28,451	(8,577)	19,874	8,135	40.9%
Depreciation and amortization
expenses	3,371	—	3,371	—	1,483	—	1,483	1,888	127.3%
Goodwill impairment (5)	160,600	(160,600)	—	—	—	—	—	—	—%
Total operating expenses	224,628	(165,092)	59,536	—	56,388	(9,016)	47,372	12,164	25.7%
Operating income (loss)	$(175,179)	$165,179	$(10,000)	$—	$(19,347)	$9,016	$(10,331)	$331	(3.2)%

Transformation revenue as
a % of total revenue			16.6%				28.0%
Platform and operations
as a % of total revenue			83.4%				72.0%
Cost of revenue as a %
of total revenue			56.8%				70.2%
Selling, general and administrative
expenses as a % of total revenue			56.5%				53.7%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through March 31, 2015, prior to consolidation.

(2)
As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recorded the fair value of deferred revenue resulting in a $4.9 million reduction to the book value. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4" in our 2015 Form 10-K and Note 4 in this Form 10-Q for additional details of the Offering Reorganization. Adjustments to transformation revenue include less than $0.1 million in purchase accounting adjustments which reflect the portion of the adjustment that would have been recognized in the period January 1, 2016, though March 31, 2016, as a result of the Offering Reorganization.

(3)
Adjustments to cost of revenue include $0.4 million in stock-based compensation expense for the period January 1, 2016, through March 31, 2016, and $0.4 million in stock-based compensation expense for the period January 1, 2015, through March 31, 2015. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or our equity method investee, Evolent Health LLC.

(4)
Adjustments to selling, general and administrative expenses include stock-based compensation expense of $4.0 million for the period January 1, 2016, through March 31, 2016, and $7.6 million for the period January 1, 2015, through March 31, 2015. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or our equity method investee, Evolent Health LLC. The adjustments also include transaction costs resulting from acquisitions and business combinations completed during the period January 1, 2016, through March 31, 2016, of less than $0.1 million, and transaction costs related to the Offering Reorganization and the IPO for the period January 1, 2015, through March 31, 2015, of $1.0 million. Transaction costs consisted primarily of legal and advisory fees.

(5)
The adjustment represents a write down of goodwill as described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."

Key Components of our Results of Operations

Revenue

We derive our revenue from two sources: transformation and platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized based upon proportionate performance over the life of the engagement. Transformation revenue can fluctuate based on both the timing of when contracts are executed with partners, the scope of the delivery and the timing of work being performed. During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or per member per month ("PMPM"), multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. The platform and operations agreements often include contingent fees such as service level agreements, shared medical savings arrangements and other performance measures which are recognized when the amount is estimable and there is evidence to support meeting the criteria. In some cases, we recognize revenue when the cash is received as we have limited data to support our estimate. Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform and the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. We also have arrangements with multiple deliverables (including both transformation and platform and operations components) and we evaluate the deliverables to determine whether they represent a separate unit of accounting. Revenue is then allocated to the units of accounting based on each unit’s relative selling price.

Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee related expenses (including compensation, benefits and stock-based compensation), TPA support and other services provided by one of our investors, UPMC, as well as other professional fees.

Selling, general and administrative expenses

Our selling, general and administrative expenses consists primarily of employee-related expenses (including compensation, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, PBM administration, technology infrastructure, clinical program development and data analytics.

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, amortization of intangible assets recorded as part of the transactions closed during the first quarter of 2016 and depreciation of property and equipment.

Comparison of the Three Months Ended March 31, 2016 to 2015

Revenue

Adjusted Revenue increased by $12.5 million or 33.7%, to $49.5 million for three months ended March 31, 2016, as compared to the same period in 2015.

Adjusted Transformation Revenue accounted for 16.6% and 28.0% of our total Adjusted Revenue for the three months ended March 31, 2016 and 2015, respectively. Adjusted Transformation Revenue decreased $2.2 million for the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Over time, we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue as we expect Adjusted Transformation Revenue to be relatively stable as we seek to add a similar number of partners each year combined with the higher growth we are experiencing in our platform and operations revenues.

Adjusted Platform and Operations Revenue increased by $14.7 million or 55.0% for the three months ended March 31, 2016, as compared to the same period in 2015, primarily as a result of enrollment growth of 160.4% from approximately 0.5 million lives on our platform as of March 31, 2015, to approximately 1.2 million lives on our platform as of March 31, 2016. We ended the quarter with twelve partners in the platform and operations phase as compared to seven as of March 31, 2015.

Cost of revenue (exclusive of depreciation and amortization)

Adjusted Cost of Revenue increased $2.1 million to $28.2 million, or 56.8% of Adjusted Revenue, for the three months ended March 31, 2016, as compared to $26.0 million, or 70.2% of Adjusted Revenue, for the same period in 2015. Approximately $2.2 million of the increase in Adjusted Cost of Revenue was due to additional personnel costs related to overall revenue growth and delivery of our services, and to increases of $0.6 million in both professional fees and other costs associated with our growth, partially offset by a $1.3 million decrease in TPA services due to a reduction of services resulting from bringing certain services in-house. Our Adjusted Cost of Revenue decreased as a percentage of our total Adjusted Revenue in 2016 due primarily to scale economics with our existing clients. We expect this trend to continue over the long term.

Selling, general and administrative expenses

Adjusted Selling, General and Administrative expenses increased $8.1 million, or 40.9%, to $28.0 million for the three months ended March 31, 2016, as compared to $19.9 million for the three months ended March 31, 2015. Approximately $5.5 million of the increase was due to additional personnel costs including investments in business development, research and development and overhead. Additionally, our technology service costs, rental and insurance costs, professional fees and other costs related to our growth increased $0.8 million, $0.7 million, $0.4 million and $0.8 million, respectively in the quarter. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and amortization expense

Adjusted Depreciation and Amortization Expenses increased $1.9 million to $3.4 million for the three months ended March 31, 2016, as compared to $1.5 million in the same period in 2015. The increase was due primarily to the amortization of the intangible assets recorded as a result of the Offering Reorganization in 2015 and the transactions closed in the first quarter of 2016. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred net operating losses and cash outflows from operations. The Company incurred net losses of $173.9 million and $11.3 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities was $20.8 million and zero for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had $111.3 million of cash and cash equivalents.

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

Cash and Cash Equivalents, Restricted Cash and Investments

As of March 31, 2016, the Company had $111.3 million of cash and cash equivalents, $8.3 million in restricted cash and $54.0 million of investments.

Cash Flows

Operating Activities

Cash flows used in operating activities of $20.8 million for the three months ended March 31, 2016, were due primarily to our net loss of $173.9 million, offset by non-cash items including goodwill impairment of $160.6 million. Our operating cash outflows were also driven by the timing of annual bonus payments to our employees which occurs annually in the first quarter, the timing of customer and vendor payments, including the timing of payments related to PBM services, partially offset by an increase in deferred revenue during the period.

Investing Activities

Cash flows used in investing activities of $13.7 million for the three months ended March 31, 2016, were due primarily to $11.5 million used in the Vestica acquisition as described in Note 4 in "Item 1. Financial Statements." Purchases of property and equipment resulted in a further cash outflow of $3.4 million, which was partially offset by a $1.2 million reduction in restricted cash due to an amendment to our line of credit.

Financing Activities

Cash flows provided by financing activities of less than $0.1 million for the three months ended March 31, 2016, were related to proceeds from stock option exercises during the quarter.

We did not have cash flows from operating, investing or financing activities for the three months ended March 31, 2015.

Contractual Obligations

Our contractual obligations (in thousands) as of March 31, 2016, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$3,274	$6,795	$6,231	$—	$16,300
Purchase obligations	3,683	1,621	—	—	5,304
Total	$6,957	$8,416	$6,231	$—	$21,604

During the three months ended March 31, 2016, there were no material changes outside the ordinary course of business in the contractual obligations set forth above.

Restricted Cash and Letters of Credit

Restricted cash of $8.3 million is carried at cost and includes $2.5 million in collateral for letters of credit required as security deposits for facility leases, $5.7 million in pharmacy benefit management services and other restricted balances as of March 31, 2016.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not have any outstanding debt and does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

NON-GAAP FINANCIAL MEASURES

In addition to disclosing financial results that are determined in accordance with GAAP, we present and discuss Adjusted Revenue, Adjusted Transformation Revenue, Adjusted Platform and Operations Revenue, Adjusted Cost of Revenue, Adjusted Selling, General and Administrative Expenses, Adjusted Depreciation and Amortization Expenses and Adjusted Operating Income (Loss), which are all non-GAAP financial measures, as a supplemental measure to help investors evaluate our fundamental operational performance. The adjusted measures are adjusted to reflect the Offering Reorganization as if it had occurred on January 1, 2015, and are adjusted to exclude an impairment of goodwill we incurred during the three months ended March 31, 2016, the impact of purchase accounting adjustments, stock-based compensation expenses and transaction expenses related to the Offering Reorganization, IPO, and acquisitions and business combinations completed during the three months ended March 31, 2016, as described in Note 4 in our notes to consolidated financial statements included in "Item 1. Financial Statements."

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

OTHER MATTERS

Off-balance Sheet Arrangements

Through March 31, 2016, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, or had any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our existing investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 14 in our notes to consolidated financial statements included in "Item 1. Financial Statements" as well as under the heading "Certain Relationships and Related Party Transactions" in our proxy statement on Schedule 14A filed with the SEC on April 28, 2016.

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in "Part I - Item 1A. Risk Factors” in our 2015 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Recent Accounting Pronouncements

See Note 3 in our notes to consolidated financial statements included in "Item 1. Financial Statements" for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of March 31, 2016, cash and cash equivalents and restricted cash was $119.6 million, which consisted of bank deposits with FDIC participating banks of $38.4 million and cash equivalents deposited in a money-market fund of $81.2 million. Additionally, as of March 31, 2016, we held $54.0 million in investments. The cash on deposit with banks is not susceptible to interest rate risk. Our investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

As of March 31, 2016, the Company did not have any indebtedness. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Equity Market Risk

We have exposure to equity market risk related to the potential exchange of our Class B common shares. Pursuant to and subject to the terms of an exchange agreement and the third amended and restated LLC agreement of Evolent Health LLC, holders of our Class B common shares may at any time and from time to time exchange their Class B common shares, together with an equal number of Class B common units of Evolent Health LLC, for shares of our Class A common stock on a one-to-one basis. A decision to exchange these shares may be, in part, driven by equity market conditions and, more specifically, the price of our Class A common stock. An exchange of our Class B common shares would:

•	Increase our ownership in our consolidated operating subsidiary, Evolent Health LLC. See "Item 1. Financial Statements - Note 4” for additional information;

•
Increase the number of outstanding shares of our Class A common shares. See “Item 1. Financial Statements - Note 9” for information relating to potentially dilutive securities and the impact on our historical earnings per share; and

•
Increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets and possibly subject us to payments under the TRA agreement. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 11” in our 2015 Form 10-K for further information on tax matters related to the exchange of Class B common shares.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process as disclosed in our 2015 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” below.  As a result of the remediation taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three months ended March 31, 2016, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

The material weakness that we identified resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness, primarily by hiring additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department, enhancing our internal review procedures during the financial statement close process and implementing an improved control environment. During the preparation of this quarterly report, our management has implemented certain additional substantive and analytical review procedures to ensure that information required to be disclosed by us in this report is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those disclosed under “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 8 in “Part I – Item 1. Financial Statements.”

Item 1A. Risk Factors

There have been no material changes to the risk factors described in “Part I - Item1A. Risk Factors” in our 2015 Form 10-K.

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

Dated: May 16, 2016

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2016

3.1		Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on May 6, 2016, and incorporated herein by reference
10.1	+	Form of Executive Officer Performance-Based Option Award Agreement under the Evolent Health, Inc. 2015
Omnibus Incentive Compensation Plan
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

+ Constitutes a management contract or compensatory plan.

E-1