Form 10-Q
period 2016-06-30
Evolent Health, Inc.
filed 2016-08-09
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
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

As of August 5, 2016, there were 42,685,401 shares of the registrant’s Class A common stock outstanding and 17,524,596 shares of the registrant's Class B common stock outstanding.

Evolent Health, Inc.

Explanatory Note

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to (1) prior to the completion of the Offering Reorganization described in “Part I - Item 1. Business - Initial Public Offering and Organizational Transactions - the Offering Reorganization in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, filed with the SEC on February 29, 2016 ("2015 Form 10-K"), Evolent Health Holdings, Inc., our predecessor, (including its operating subsidiary, Evolent Health LLC), and (2) after giving effect to such reorganization, Evolent Health, Inc. and its consolidated subsidiary, Evolent Health LLC. Evolent Health LLC has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC. As described below under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,” the financial statements of Evolent Health, Inc. for the three and six months ended June 30, 2015, do not reflect a complete view of the operational results for those periods. Evolent Health, Inc.'s results reflect only the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015.

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
These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	certain risks and uncertainties associated with the proposed acquisition of Valence Health, Inc., excluding its contracts serving state insurance cooperatives (“Valence Health”), including:

▪	revenues of Valence Health before and after the merger may be less than expected, and expected results of Evolent may not be impacted as anticipated;

▪	uncertainties related to the timing of the receipt of required regulatory approvals for the merger;

▪	the ability of Evolent and Valence Health to satisfy the closing conditions of the merger;

▪	the occurrence of any change that could give rise to the termination of the merger agreement;

▪	our ability to implement integration plans for the merger and to recognize the anticipated growth, benefits, cost savings and synergies of the merger;

▪
the risks that the merger and the other transactions contemplated by the merger agreement disrupt current plans and operations and the potential difficulties in retention of any members of senior management of Valence Health and any other key employees that Evolent is interested in retaining after the closing of the merger;

▪	the limitations placed on the ability of Evolent and Valence Health to operate their respective businesses by the merger agreement;

▪
the effect of the announcement of the merger on Evolent’s and Valence Health’s business relationships, customers, suppliers, other partners, standing with regulators, operating results and businesses generally;

▪	the amount of any costs, fees, expenses, impairments and charges related to the merger; and

▪	the market price for our Class A common stock potentially being affected, following the merger, by factors that historically have not affected the market price for our Class A common stock;

•	the structural change in the market for healthcare in the United States;

•	our ability to effectively manage our growth;

•	the significant portion of revenue we derive from our largest partners;

•	our ability to offer new and innovative products and services;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including premium pricing reductions and the ability to control and, if necessary, reduce health care costs;

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

•
our ability to realize all or a portion of the tax benefits that we currently expect to result from future exchanges of Class B common units of Evolent Health LLC for our Class A common stock, and to utilize certain tax attributes of Evolent Health Holdings and an affiliate of TPG;

•	distributions that Evolent Health LLC will be required to make to us and to the other members of Evolent Health LLC;

•	our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;

•	different interests among our pre-IPO investors, or between us and our pre-IPO investors;

•	the terms of agreements between us and certain of our pre-IPO investors;

•	our exemption from certain corporate governance requirements due to our status as a “controlled company” within the meaning of the New York Stock Exchange rules;

•	the potential volatility of our Class A common stock price;

•
the potential decline of our Class A common stock price if a substantial number of shares become available for sale or if a large number of Class B common units is exchanged for shares of Class A common stock;

•
provisions in our amended and restated certificate of incorporation and amended and restated by-laws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$105,138	$145,726
Restricted cash	2,205	4,703
Accounts receivable, net (amounts related to affiliates: 2016 - $10,171; 2015 - $10,185)	30,337	20,381
Prepaid expenses and other current assets (amounts related to affiliates: 2016 - $1,125; 2015 - $1,220)	5,300	4,208
Investments, at amortized cost	27,577	9,445
Total current assets	170,557	184,463
Restricted cash	1,579	1,582
Investments, at amortized cost	24,207	44,618
Investments in and advances to affiliates	2,986	—
Property and equipment, net	18,468	12,796
Intangible assets, net	165,442	163,152
Goodwill	459,703	608,903
Prepaid expenses and other non-current assets	9,859	—
Total assets	$852,801	$1,015,514

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2016 - $11,689; 2015 - $13,311)	$12,375	$16,699
Accrued liabilities (amounts related to affiliates: 2016 - $1,131; 2015 - $828)	8,513	6,047
Accrued compensation and employee benefits	16,991	21,925
Deferred revenue	18,848	14,835
Total current liabilities	56,727	59,506
Other long-term liabilities	7,972	111
Deferred tax liabilities, net	19,958	21,318
Total liabilities	84,657	80,935

Commitments and Contingencies (See Note 8)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 42,669,458 and 41,491,498
shares issued and outstanding as of June 30, 2016, and December 31, 2015, respectively	426	415
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 17,524,596
shares issued and outstanding as of June 30, 2016, and December 31, 2015	175	175
Additional paid-in-capital	361,895	342,063
Retained earnings (accumulated deficit)	175,232	306,688
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	537,728	649,341
Non-controlling interests	230,416	285,238
Total equity (deficit)	768,144	934,579
Total liabilities and shareholders' equity (deficit)	$852,801	$1,015,514

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Transformation (1)	$10,388	$2,703	$18,502	$2,703
Platform and operations (1)	46,130	7,711	87,465	7,711
Total revenue	56,518	10,414	105,967	10,414

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	32,779	7,887	61,445	7,887
Selling, general and administrative expenses (1)	32,756	13,082	65,115	13,082
Depreciation and amortization expenses	3,612	984	6,983	984
Goodwill impairment	—	—	160,600	—
Total operating expenses	69,147	21,953	294,143	21,953
Operating income (loss)	(12,629)	(11,539)	(188,176)	(11,539)
Interest income (expense), net	272	13	551	13
Gain on consolidation	—	414,133	—	414,133
Income (loss) from affiliates	(14)	(16,846)	(14)	(28,165)
Other income (expense), net	1	—	2	—
Income (loss) before income taxes and non-controlling interests	(12,370)	385,761	(187,637)	374,442
Provision (benefit) for income taxes	(371)	29,273	(1,359)	29,273
Net income (loss)	(11,999)	356,488	(186,278)	345,169
Net income (loss) attributable to non-controlling interests	(3,612)	(3,424)	(54,822)	(3,424)
Net income (loss) attributable to Evolent Health, Inc.	$(8,387)	$359,912	$(131,456)	$348,593

Earnings (Loss) Available for Common Shareholders
Basic	$(8,387)	$359,018	$(131,456)	$346,409
Diluted	(8,387)	356,488	(131,456)	345,169

Earnings (Loss) per Common Share
Basic	$(0.20)	$25.69	$(3.10)	$40.69
Diluted	(0.20)	9.73	(3.10)	10.96

Weighted-Average Common Shares Outstanding
Basic	42,594	13,976	42,390	8,513
Diluted	42,594	36,643	42,390	31,488

(1)	Amounts related to affiliates included above are as follows (see Note 15):

	Revenue
	Transformation	$58	$49	$102	$49
	Platform and operations	8,704	3,928	15,706	3,928

	Expenses
	Cost of revenue (exclusive of depreciation and amortization)	5,358	1,833	10,486	1,833
	Selling, general and administrative expenses	384	251	767	251

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six
	Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(186,278)	$345,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on consolidation	—	(414,133)
(Income) loss from affiliates	14	28,165
Depreciation and amortization expenses	6,983	984
Goodwill impairment	160,600	—
Stock-based compensation expense	9,513	6,154
Deferred tax provision (benefit)	(1,360)	29,273
Other	276	24
Changes in assets and liabilities:
Accounts receivables, net	(9,956)	10,165
Prepaid expenses and other current assets	(429)	(1,007)
Accounts payable	(2,975)	(1,113)
Accrued liabilities	2,524	949
Accrued compensation and employee benefits	(4,934)	(2,629)
Deferred revenue	4,013	(7,809)
Other long-term liabilities	91	—
Net cash provided by (used in) operating activities	(21,918)	(5,808)

Cash Flows from Investing Activities
Cash acquired upon consolidation of affiliate	—	13,065
Cash paid in connection with acquisition	(14,500)	—
Maturities and sales of investments	2,100	4,000
Purchases of property and equipment	(7,260)	(1,015)
Change in restricted cash	1,194	—
Net cash provided by (used in) investing activities	(18,466)	16,050

Cash Flows from Financing Activities
Proceeds from initial public offering, net of offering costs	—	209,087
Proceeds from stock option exercises	114	38
Taxes withheld for vesting of restricted stock units	(318)	—
Net cash provided by (used in) financing activities	(204)	209,125

Net increase (decrease) in cash and cash equivalents	(40,588)	219,367
Cash and cash equivalents as of beginning-of-period	145,726	—
Cash and cash equivalents as of end-of-period	$105,138	$219,367

Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$—	$21,810
Accrued property and equipment purchases	98	—
Stock issued in connection with business combinations	10,534	—

Effects of the Offering Reorganization:
Reclassification of deferred offering costs acquired to additional paid-in capital	—	3,154
Conversion of existing equity as part of the Offering Reorganization	—	39,014
Issuance of Class B common stock	—	196
Assumption of non-controlling interest as a result of merger with TPG affiliate	—	34,875

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(unaudited, in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2014	7,900	$12,847	6,468	$24,833	360	$1,593	7,400	$2	4,048	$1	—	$—	$23,733	$(25,806)	$—	$(2,070)
Non-cash issuance of common stock
to Evolent Health LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net income (loss) prior to the Offering
Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock
sold in initial public offering, net of
offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	2,144	—	—	2,144
Stock-based compensation expense
subsequent to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	14,730	—	—	14,730
Exercise of stock options	—	—	—	—	—	—	—	—	39	—	—	—	152	—	—	152
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	360,659	(12,680)	347,979
Balance as of December 31, 2015	—	—	—	—	—	—	—	—	41,491	415	17,525	175	342,063	306,688	285,238	934,579
Cumulative-effect adjustment from
adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	468	—	—	468
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	9,045	—	—	9,045
Exercise of stock options	—	—	—	—	—	—	—	—	45	—	—	—	114	—	—	114
Restricted stock units vested, net of shares
withheld for taxes	—	—	—	—	—	—	—	—	66	—	—	—	(318)	—	—	(318)
Issuance of common stock for
business combination	—	—	—	—	—	—	—	—	1,067	11	—	—	10,523	—	—	10,534
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(131,456)	(54,822)	(186,278)
Balance as of June 30, 2016	—	$—	—	$—	—	$—	—	$—	42,669	$426	17,525	$175	$361,895	$175,232	$230,416	$768,144

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company’s services include providing our customers, which we refer to as partners, with a population management platform, integrated data and analytics capabilities, pharmacy benefit management ("PBM") services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company's headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. ("Evolent Health Holdings"), merged with and into Evolent Health, Inc. in connection with the Offering Reorganization. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor, TPG Global, LLC and its affiliates (“TPG”), Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the organizational transactions and initial public offering (“IPO”) described below, we own 70.9% of Evolent Health LLC, hold 100% of the voting rights, are the sole managing member and, therefore, control its operations. Accordingly, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

Initial Public Offering

On June 5, 2015, we completed an IPO of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share. We received $209.1 million in proceeds, net of underwriting discounts and commissions. Offering expenses incurred were $3.2 million which were recorded as a reduction of proceeds from the offering. We used the net proceeds to purchase newly-issued Class A common units from Evolent Health LLC, our consolidated subsidiary. Evolent Health LLC will use the net proceeds for working capital and other general corporate and strategic purposes. See Note 4 for further details surrounding the IPO and related transactions.

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

•	We acquired, by merger, an affiliate of a member of Evolent Health LLC, for which we issued 2.1 million shares of Class A common stock.

•	We issued shares of our Class B exchangeable common stock to certain existing members of Evolent Health LLC.

Since its inception, the Company has incurred losses from operations. As of June 30, 2016, the Company had cash and cash equivalents of $105.1 million. The Company believes it has sufficient liquidity for the next twelve months as of June 30, 2016.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2015, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosure normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles ("GAAP") has been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission ("SEC"). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes thereto included in our 2015 Form 10-K.

As discussed in Note 4, amounts for the three and six months ended June 30, 2015, presented in our unaudited consolidated financial statements and notes to unaudited consolidated financial statements for those periods include the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC for the entire three and six month periods. The amounts as of and for the three and six months ended June 30, 2016, reflect our operations, which consolidate the operations of Evolent Health LLC.

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

Restricted Cash

Restricted cash is carried at cost, which approximates fair value, and includes cash used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	June 30,	December 31,
	2016	2015
Letters of credit for facility leases	$2,516	$3,710
Pharmacy benefit management services	1,169	2,479
Other	99	96
Total restricted cash	3,784	6,285
Non-current restricted cash	1,579	1,582
Current restricted cash	$2,205	$4,703

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to early adopt ASU 2016-09 during the second quarter of 2016.

ASU 2016-09 requires that certain amendments resulting from the adoption of the new pronouncement be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted. Therefore, the Company adjusted retained earnings on January 1, 2016, for amendments related to an accounting policy election to recognize share-based award forfeitures as they occur rather than applying an estimated forfeiture rate.

The following table summarizes the impact of the change in accounting principle to the Company's Consolidated Statement of Operations for the three months ended March 31, 2016 (in thousands):

	As Reported	Adjustments	As Adjusted
Cost of revenue (exclusive of depreciation and amortization expenses)	$28,562	$104	$28,666
Selling, general and administrative expenses	32,095	263	32,358
Total operating expenses	224,628	367	224,995
Operating income (loss)	(175,179)	(367)	(175,546)
Income (loss) before income taxes and non-controlling interests	(174,900)	(367)	(175,267)
Net income (loss)	(173,912)	(367)	(174,279)
Net income (loss) attributable to non-controlling interests	(51,100)	(110)	(51,210)
Net income (loss) attributable to Evolent Health, Inc.	(122,812)	(257)	(123,069)

The following table summarizes the impact of the change in accounting principle to the Company's Consolidated Balance Sheets, including the net amount charged to retained earnings as of March 31, 2016 (in thousands):

	As Reported	Adjustments		As Adjusted
Retained earnings (accumulated deficit)	$183,876	$(257)	(1)	$183,619
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	541,524	(257)		541,267
Non-controlling interests	234,138	(110)		234,028
Total equity (deficit)	775,662	(367)		775,295
Total liabilities and shareholders' equity (deficit)	856,463	(367)		856,096

(1) Includes a cumulative-effect adjustment to beginning retained earnings of $0.5 million and an adjustment of $0.1 million for the three months ended March 31, 2016, related to the policy election to recognize share-based award forfeitures as they occur, as opposed to applying an estimated forfeiture rate. Approximately $0.1 million of the net adjustment was allocated to non-controlling interest.

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits ("windfalls") or deficiencies ("shortfalls") related to share-based compensation. Prior to the adoption of ASU 2016-09, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company's Consolidated Balance Sheets. Under the revised standard, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company's Consolidated Statement of Operations. For the six months ended June 30, 2016, the Company did not recognize a discrete tax benefit related to net windfall tax benefits from share-based compensation, as the Company does not expect to realize these excess tax deductions in 2016 by reduction of taxes payable, and valuation allowance is necessary.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for any interim or annual period. The Company elected to early adopt this ASU during the second quarter of 2016, as described in Note 2 above.

Future Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. With respect to assets measured at amortized cost, such as held-to-maturity assets, the update requires presentation of the amortized cost net of a credit loss allowance. The update eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses as opposed to the previous standard, when an entity only considered past events and current conditions. With respect to available for sale debt securities, the update requires that credit losses be presented as an allowance rather than as a write-down. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the requirements of this standard effective January 1, 2020 and are currently evaluating the impact of the adoption on our financial condition and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016, including ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We will adopt the requirements of this standard effective January 1, 2018, and, while we are evaluating the impact to our financial condition and results of operations, we expect the adoption of this ASU to require the inclusion of additional disclosures surrounding the nature and timing of our revenue.

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

4. Acquisitions and Business Combinations

Business Combinations

Passport

On February 1, 2016, the Company entered into a strategic alliance with University Health Care d/b/a Passport Health Plan (“Passport”), a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to over 280,000 Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. The Company has accounted for the transactions with Passport as a business combination using purchase accounting.

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was valued at $7.8 million. The contingent consideration is recorded within "Other long-term liabilities" on our consolidated balance sheets. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 14.

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

Results for the three and six months ended June 30, 2016, include revenues and related expenses from our services agreement with Passport and amortization of the acquired intangibles for the period February 1, 2016, through June 30, 2016. The Consolidated Statements of Operations includes $9.7 million and $16.1 million of revenues and $(1.0) million and $(1.4) million of net income (loss) attributable to Passport for the three and six months ended June 30, 2016, respectively.

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

•
TPG received 2.1 million shares of Class A common stock of Evolent Health, Inc., together with the right to certain payments under the TRA in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc.; and

•
We issued shares of our Class B common stock and the right to certain payments under the TRA to The Advisory Board Company ("The Advisory Board"), TPG and another investor each of which was a member of Evolent Health LLC prior to the Offering Reorganization.

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

As of June 30, 2016, we own 70.9% of the economic interests and 100% of the voting rights in Evolent Health LLC. Our operations will continue to be conducted through Evolent Health LLC and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma statement of operations data presented below gives effect to (1) the Passport transaction as if it had occurred on January 1, 2015, and (2) the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following pro forma information includes adjustments to:

•	Remove transaction costs related to the Passport transaction of $0.2 million recorded during the six months ended June 30, 2016, and reclassify said amounts to the six months ended June 30, 2015;

•	Remove transaction costs related to the Passport transaction of $0.2 million recorded in the fourth quarter of 2015 and reclassify said amounts to the six months ended June 30, 2015;

•	Remove the gain recognized upon the consolidation of the previously held equity method investment in 2015 and reclassify said amount to 2014;

•	Remove transaction costs related to the Offering Reorganization of $1.2 million in 2015 and reclassify said amount to 2014;

•	Record amortization expenses related to intangible assets beginning January 1, 2014, for intangibles related to the Offering Reorganization;

•	Record rent expense related to Passport prepaid lease beginning January 1, 2015; and

•	Record adjustments of income taxes associated with these pro forma adjustments.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$56,518	$44,676	$109,160	$89,826
Net income (loss)	(11,999)	(30,886)	(184,031)	(45,481)
Net income (loss) attributable
to non-controlling interests	(3,612)	(11,828)	(53,845)	(17,930)
Net income (loss) attributable
to Evolent Health, Inc.	(8,387)	(19,058)	(130,186)	(27,551)

Net income (loss) available to
common shareholders:
Basic	(0.20)	(0.61)	(3.06)	(0.94)
Diluted	(0.20)	(0.61)	(3.06)	(0.94)

Acquisitions

Vestica

On March 1, 2016, the Company entered into an Asset Purchase Agreement between Vestica Healthcare, LLC ("Vestica") and Evolent Health, LLC. As part of the transaction, we paid $7.5 million to acquire certain assets from Vestica to further align our interests with one of our existing partners. In addition, Vestica can earn an additional $4.0 million in consideration based on certain future events, which is being held in escrow. This transaction also includes an arrangement under which Vestica will continue to perform certain services on our behalf related to the acquired assets.

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

5. Investments

The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs (in thousands) were as follows:

	As of June 30, 2016				As of December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,213	$139	$—	$28,352	$28,306	$115	$181	$28,240
Corporate bonds	23,571	120	3	23,688	25,757	110	80	25,787
Total investments	$51,784	$259	$3	$52,040	$54,063	$225	$261	$54,027

The amortized cost and fair value of our investments by contractual maturities (in thousands) were as follows:

	As of June 30, 2016		As of December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$27,577	$27,697	$9,445	$9,451
Due after one year through five years	24,207	24,343	44,618	44,576
Total	$51,784	$52,040	$54,063	$54,027

As of June 30, 2016, and December 31, 2015, the Company did not hold any securities in an unrealized loss position for more than 12 months. The aggregate fair value of securities held by the Company in an unrealized loss position for less than 12 months as of June 30, 2016, and December 31, 2015, was $8.8 million and $49.9 million, respectively. As of June 30, 2016, securities held by the Company which were in an unrealized loss position for less than 12 months consisted of 5 corporate bonds.

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

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	June 30,	December 31,
	2016	2015
Computer hardware	$251	$232
Furniture and equipment	1,604	1,604
Internal-use software development costs	13,506	6,363
Leasehold improvements	5,830	5,830
Total property and equipment	21,191	14,029
Accumulated depreciation and amortization	(2,723)	(1,233)
Total property and equipment, net	$18,468	$12,796

We had no property and equipment prior to the Offering Reorganization.

The Company capitalized $3.7 million and $7.1 million of internal-use software development costs for the three and six months ended June 30, 2016, respectively, and $1.0 million of internal-use software development costs for the three and six months ended June 30, 2015. The net book value of capitalized internal-use software development costs was $13.0 million and $6.3 million as of June 30, 2016, and December 31, 2015, respectively.

Depreciation expense related to property and equipment was $0.8 million and $1.5 million for the three and six months ended June 30, 2016, respectively, and $0.2 million for the three and six months ended June 30, 2015, of which amortization expense related to capitalized internal-use software development costs was $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and less than $0.1 million for the three and six months ended June 30, 2015.

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

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during the period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

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

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of June 30, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.9	$19,000	$1,029	$17,971
Customer relationships	23.3	127,500	5,389	122,111
Technology	5.9	30,000	4,640	25,360
Total		$176,500	$11,058	$165,442

	As of December 31, 2015
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.4	$19,000	$554	$18,446
Customer relationships	24.4	120,000	2,797	117,203
Technology	6.4	30,000	2,497	27,503
Total		$169,000	$5,848	$163,152

We had no intangible assets prior to the Offering Reorganization.

We recorded additional customer relationship intangible assets of $7.5 million in relation to the closing of the Vestica transaction during the first quarter of 2016.

Amortization expense related to intangible assets was $2.6 million and $5.2 million for the three and six months ended June 30, 2016, respectively, and $0.8 million for the three and six months ended June 30, 2015.

8. Commitments and Contingencies

UPMC Reseller Agreement

The Company and the University of Pittsburgh Medical Center ("UPMC") are parties to a Reseller, Services and Non-Competition Agreement, dated August 31, 2011 (the “Original UPMC Reseller Agreement”), which was amended and restated by the parties on June 27, 2013 (as amended, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to the Company’s customers and top prospects.

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

Due to the items noted above, the fact that no share exchanges have occurred as of June 30, 2016, and that the Company’s historical losses have not been utilized, the Company has not recorded a liability pursuant to the TRA.

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. We had no material accruals as of June 30, 2016, and December 31, 2015.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office location in Arlington, Virginia. In connection with these lease agreements, the Company is required to maintain a $2.5 million letter of credit, which declines annually throughout the term of the lease. As of June 30, 2016, the restricted funds held in connection with the lease were $2.5 million.

Total rental expense on operating leases was $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively, and $0.4 million for the three and six months ended June 30, 2015.

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

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and another investor to register for sale under the Securities Act of 1933, as amended ("Securities Act"), shares of our Class A common stock, including those delivered in exchange for Class B common units in the circumstances described above. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights. Pursuant to our contractual obligations under this agreement, we filed a registration statement on Form S-3 with the SEC on July 28, 2016. See Note 16 below.

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise.

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

The following table summarizes those partners who represented at least 10% of our revenue for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Customer A	17.1%	*	15.1%	*
Customer B	16.2%	17.3%	17.2%	17.3%
Customer C	15.5%	11.4%	14.9%	11.4%
Customer D	*	10.2%	*	10.2%
Customer E	*	10.6%	*	10.6%
Customer F	*	16.2%	*	16.2%
Customer G	*	15.4%	*	15.4%

* Represents less than 10.0% of the respective balance

The following table summarizes those partners who represented at least 10% of our trade accounts receivable for the periods presented:

	As of	As of
	June 30,	December 31,
	2016	2015
Customer B	10.6%	12.9%
Customer C	18.7%	*
Customer D	*	11.4%
Customer E	38.6%	28.1%
Customer F	*	23.2%

* Represents less than 10.0% of the respective balance

The Company is subject to significant concentration risk as materially all of our cash and cash equivalents are held in a single money market fund. As of June 30, 2016, $83.4 million of cash and cash equivalents were held in a money market fund.

9. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(11,999)	$356,488	$(186,278)	$345,169
Less:
Net income (loss) attributable to non-controlling interests	(3,612)	(3,424)	(54,822)	(3,424)
Undeclared cumulative preferred dividends	—	894	—	2,184
Net income (loss) available for common shareholders - Basic	(8,387)	359,018	(131,456)	346,409
Add:
Net income (loss) attributable to non-controlling interests	—	(3,424)	—	(3,424)
Undeclared cumulative preferred dividends converted during the period	—	894	—	2,184
Net income (loss) available for common shareholders - Diluted (1) (2)	$(8,387)	$356,488	$(131,456)	$345,169

Weighted-average common shares outstanding - Basic	42,594	13,976	42,390	8,513
Dilutive effect of options	—	1,854	—	1,509
Assumed conversion of convertible preferred stock at beginning-of-period	—	15,806	—	18,949
Assumed conversion of Class B common shares to Class A common shares	—	5,007	—	2,517
Weighted-average common shares outstanding - Diluted (2)(3)	42,594	36,643	42,390	31,488

Earnings (Loss) per Common Share
Basic	$(0.20)	$25.69	$(3.10)	$40.69
Diluted	(0.20)	9.73	(3.10)	10.96

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

(2)
Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock. As holders exchange their Class B common shares for Class A common shares, our interest in Evolent Health LLC will increase. Therefore, shares of our Class B common stock are not considered dilutive shares for the purposes of calculating our diluted earnings (loss) per common share as related adjustment to net income (loss) available for common shareholders would equally offset the additional shares, resulting in the same earnings (loss) per common share.

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Exchangeable Class B common stock	17,525	—	17,525	—
Restricted stock and restricted stock units	158	—	85	—
Options	1,353	—	904	—
Total	19,036	—	18,514	—

10. Stock-based Compensation

Total compensation expense (in thousands) by award type and line item in our consolidated financial statements (in thousands) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Award Type
Stock options	$4,044	$1,166	$8,341	$1,166
Restricted stock	—	4,875	—	4,875
Restricted stock units ("RSU")	665	113	1,172	113
Total	$4,709	$6,154	$9,513	$6,154

Line Item
Cost of revenue	$406	$409	$905	$409
Selling, general and
administrative expenses	4,303	5,745	8,608	5,745
Total	$4,709	$6,154	$9,513	$6,154

No stock-based compensation in the totals above was capitalized as software development costs for the three and six months ended June 30, 2016. Less than $0.1 million of stock-based compensation included in the totals above was capitalized as software development costs for the three and six months ended June 30, 2015. We did not recognize stock compensation in 2015 prior to the Offering Reorganization.

As described in Note 2, the Company elected to early adopt ASU 2016-09 during the second quarter of 2016. This resulted in additional stock compensation expense of approximately $0.4 million for the three months ended March 31, 2016.

Stock-based awards granted were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	42,870	803,243	1,167,770	1,789,243
RSUs	27,618	318,336	413,331	318,336

11. Income Taxes

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $0.4 million and $1.4 million in income tax benefit for the three and six months ended June 30, 2016, respectively, which resulted in effective tax rates of 3.0% and 0.7%, respectively. As of December 31, 2015, $6.2 million of our book and tax basis difference deferred tax liability was expected to reverse outside of our NOL carryforward period. Current tax losses generated in 2016 by the Company allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, which resulted in recording a tax benefit of $0.4 million as of June 30, 2016. For the three and six months ended June 30, 2015, the effective tax rates were 7.6% and 7.8%, respectively, due to changes in our deferred tax liability related to the increased difference in the book basis compared to the tax basis in our partnership interest in Evolent Health LLC, resulting in $29.3 million in income tax provision.

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

12. Investments In and Advances to Affiliates

Georgia Physicians for Accountable Care LLC

During the second quarter of 2016, the Company acquired 21,429 Class B Units of Georgia Physicians for Accountable Care, LLC (“GPAC”) for $3.0 million in cash. The investment represents a 27% economic interest and a 28% voting interest in GPAC. The Company has determined it has significant influence but that it does not have control over GPAC. Accordingly, the investment is accounted for under the equity method of accounting and the Company will be allocated its proportional share of GPAC's profits and losses for each reporting period. For the three and six months ended June 30, 2016, Evolent Health, Inc.'s proportional share of the losses of GPAC was less than $0.1 million.

Concurrently, the Company also signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings. Revenue related to the long-term services agreement for the three and six months ended June 30, 2016, was less than $0.1 million.

Evolent Health LLC

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

During the three and six months ended June 30, 2015, Evolent Health, Inc.'s proportional share of the losses of Evolent Health LLC was $16.8 million and $28.2 million, respectively, which included $0.3 million and $0.8 million, respectively, related to the amortization of a basis differential.

The following is a summary of the operating results of Evolent Health LLC (in thousands) for the periods that it was accounted for as an equity method investment:

	April 1,	January 1,
	2015	2015
	through	through
	June 3,	June 3,
	2015	2015
Total revenue	$24,774	$61,814
Cost of revenue (exclusive of
depreciation and amortization)	18,385	44,839
Gross profit	6,389	16,975
Operating income (loss)	(24,771)	(44,119)
Net income (loss)	(24,764)	(44,079)

13. Non-controlling Interests

Prior to the Offering Reorganization, we did not consolidate Evolent Health LLC, and therefore did not allocate our profits and losses to non-controlling interests. As of June 30, 2016, we owned 70.9% of Evolent Health LLC. Changes in non-controlling interests (in thousands) were:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Non-controlling interests as of beginning-of-period	$234,028	$—	$285,238	$—
Increase in non-controlling interests as a result of the Offering
Reorganization	—	332,793	—	332,793
Decrease in non-controlling interests as a result of the merger
of the TPG affiliate with and into Evolent Health, Inc.	—	(34,875)	—	(34,875)
Net income (loss) attributable to non-controlling interests	(3,612)	(3,424)	(54,822)	(3,424)
Non-controlling interests as of end-of-period	$230,416	$294,494	$230,416	$294,494

14. Fair Value Measurement

Our Consolidated Balance Sheets include various financial instruments (primarily restricted cash, investments, accounts receivable, accounts payable, accrued expenses, deferred revenue, other current liabilities and other long-term liabilities) that are carried at cost and that approximate fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

•	Level 1 - inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date;

•
Level 2 - inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and the fair value can be determined through the use of models or other valuation methodologies; and

•	Level 3 - inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$83,420	$—	$—	$83,420
U.S. Treasury bills (2)	—	28,352	—	28,352
Corporate bonds (2)	—	23,688	—	23,688
Total	$83,420	$52,040	$—	$135,460

Liabilities
Contingent consideration (3)	$—	$—	$7,766	$7,766
Total	$—	$—	$7,766	$7,766

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$122,328	$—	$—	$122,328
U.S. Treasury bills (2)	—	28,240	—	28,240
Corporate bonds (2)	—	25,787	—	25,787
Total	$122,328	$54,027	$—	$176,355

(1) Represents the cash and cash equivalents that were held in a money market fund as of June 30, 2016, and December 31, 2015, as presented in the tables above.
(2) Our investments are classified as held-to-maturity and therefore are carried at amortized cost. Fair value of the investments are included within footnote disclosures only. See Note 5 for further discussion of our held-to-maturity securities.
(3) Related to the contingent earn-out consideration for Passport Health as described further in Note 4.

There were no transfers between fair value levels for the three and six month periods ended June 30, 2016 and 2015, respectively.

As discussed in Note 4, the strategic alliance with Passport includes a provision for additional equity consideration contingent upon the Company obtaining new third party Medicaid business in future periods. Management engaged an external valuation firm to provide a valuation consistent with the guidance found in ASC 820, Fair Value Measurement. Management reviewed and agreed with the methodology applied and conclusions reached by the external valuation firm.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are expected recurring revenue projections for Passport and the applicable discount rate. A significant decrease in the assumed recurring revenue projections or increase in discount rate in isolation would result in a significantly lower fair value.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

For the Three
Months Ended
June 30, 2016
Balance as of beginning of period	$7,766
Balance as of end of period	$7,766

For the Six
Months Ended
June 30, 2016
Balance as of beginning of period	$—
Additions	7,766
Balance as of end of period	$7,766

The Company did not have any Level 3 assets or liabilities as of June 30, 2015.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of June 30, 2016:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$7,766	Real options approach	Risk-adjusted expected growth rates	22.8% - 282.2%
			Discount rate/time value	3.4% - 5.6%

(1) Related to additional Passport earn-out consideration as described further in Note 4.

The Company did not hold any assets or liabilities that had Level 3 inputs as of June 30, 2015, or December 31, 2015.

15. Related Parties
As discussed in Note 12, Evolent acquired a 27% economic interest in GPAC during the second quarter of 2016 and is considered to have significant influence. As a result, the Company accounts for the investment under the equity method of accounting and is allocated its proportional share of GPAC's profits and losses for each reporting period. In addition, the Company signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings.

The Company also works closely with both of its founding investors, The Advisory Board and UPMC. The relationship with The Advisory Board is centered on providing certain specified services and making valuable connections with CEOs of health systems that could become partners. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily third-party administration or “TPA” services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

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

16. Subsequent Events

On July 12, 2016, the Company entered into an agreement to acquire the majority of Valence Health. Valence Health provides value-based care solutions for hospitals, health systems and physicians to help them achieve clinical and financial rewards for more effectively managing patient populations. Consideration for the transaction will include both cash and shares of Evolent Class A common stock. Pursuant to the terms of the agreement, the Company is expected to pay an aggregate of approximately $142.8 million to $144.1 million in consideration based on the closing price of the Company's Class A common stock on the New York Stock Exchange on July 12, 2016, consisting of 5.3 million to 5.8 million shares of the Company's Class A common stock and approximately $35.0 million to $44.0 million in cash. We expect to pay the cash portion of the consideration with cash on hand. The aggregate consideration payable in the transaction is subject to certain post-closing adjustments based on working capital, indebtedness, certain liabilities and transaction expenses as of the closing date of the transaction. The Company will also pay additional contingent share consideration, if earned, in the form of an earn-out of up to $50.0 million payable in shares of the Company’s Class A common stock, the payment of which is subject to the satisfaction of certain conditions and the achievement of new business activity completed by the acquired portion of Valence Health over the balance of calendar year 2016 impacting 2017 results. Shares of Class A common stock to be issued in relation to the earn-out are limited to 3.9 million shares with full payment, if any, to be made by January 30, 2017. The shares of Class A common stock to be paid at closing and any shares payable under the earn-out are expected to be issued in transactions exempt from registration under the Securities Act of 1933, as amended.

The consummation of the acquisition is subject to closing conditions, including, among others, the approval of Valence Health’s stockholders, the absence of certain legal impediments to the consummation of the transaction, the receipt of specified consents and approvals, the early termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and, subject to materiality exceptions, the accuracy of representations and warranties made by the Company and Valence Health, respectively, and compliance by the Company and Valence Health with their respective obligations under the merger agreement. The transaction is not subject to any financing condition and is expected to close prior to November 10, 2016.

On July 28, 2016, we filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the possible resale of 44,028,589 shares of our Class A common stock by certain selling stockholders. The shares of Class A common stock included in this registration statement include shares to be issued upon the exchange of an equivalent number of Class B common units (together with an equal number of shares of our Class B common stock) of our operating subsidiary, Evolent Health LLC, by certain selling stockholders pursuant to their contractual rights under an exchange agreement. Please refer to our 2015 Form 10-K for further information about the IPO and rights of our Class A common stock and Class B common unit holders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company's financial condition as of June 30, 2016, compared with December 31, 2015, and the results of operations for the three and six months ended June 30, 2016, compared with the corresponding periods in 2015. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements”; our 2015 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2016.

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

We market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a Blueprint for executing that opportunity. During the second portion of the transformation phase, which typically lasts twelve to fifteen months, we generally work with our partner to implement the Blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek to enter into long-term agreements which we call the platform and operations phase and for which we deliver a wide range of services that support our partner in the execution of its new strategy. Contracts in the platform and operations phase can range from three to ten years in length. In the platform and operations phase, we establish a local market presence and embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience by our partners after a notice period has passed, and certain partners would be required to pay us a termination fee in certain circumstances.

As of June 30, 2016, we had entered into long-term contractual relationships with thirteen partners and a significant portion of our revenue is concentrated with several partners. Our three largest partners, Indiana University Health, Passport Health Plan and MedStar Health, Inc., comprised 17.2%, 15.1% and 14.9%, respectively, of our revenue for the six months ended June 30, 2016, or 47.2% in the aggregate.

On February 1, 2016, the Company entered into a strategic alliance with University Health Care, Inc. d/b/a Passport Health Plan (“Passport”), a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to over 280,000 Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid business in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to the Passport. We believe the Medicaid Center of Excellence, which combines Passport’s capabilities with our existing capabilities and technology platform, will enhance our ability to further expand into the growing market in provider-sponsored, community-based Medicaid health plans throughout the United States. See Note 4 in "Item 1. Financial Statements" for details of the accounting for this transaction. Passport comprised 15.1% of our revenue for the six months ended June 30, 2016, and we expect the 10-year service arrangement will continue to contribute significantly to our future operations.

On July 12, 2016, the Company entered into an agreement to acquire the majority of Valence Health. Valence Health provides value-based care solutions for hospitals, health systems and physicians to help them achieve clinical and financial rewards for more effectively managing patient populations. Consideration for the transaction will include both cash and shares of Evolent Class A common stock. Pursuant to the terms of the agreement, the Company is expected to pay an aggregate of approximately $142.8 million to $144.1 million in consideration based on the closing price of the Company's Class A common stock on the New York Stock Exchange on July 12, 2016, consisting of 5.3 million to 5.8 million shares of the Company's Class A common stock and approximately $35.0 million to $44.0 million in cash. We expect to pay the cash portion of the consideration with cash on hand. The aggregate consideration payable in the transaction is subject to certain post-closing adjustments based on working capital, indebtedness, certain liabilities and transaction expenses as of the closing date of the transaction. The Company will also pay additional contingent share consideration, if earned, in the form of an earn-out of up to $50.0 million payable in shares of the Company’s Class A common stock, the payment of which is subject to the satisfaction of certain conditions and the achievement of new business activity completed by the acquired portion of Valence Health over the balance of calendar year 2016 impacting 2017 results. Shares of Class A common stock to be issued in relation to the earn-out are limited to 3.9 million shares with full payment, if any, to be made by January 30, 2017. The transaction is expected to close prior to November 10, 2016, pending regulatory approval and other closing conditions, and we will finalize the accounting for this transaction upon close. We expect the acquisition of Valence Health to contribute significantly to our future operations.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As of June 30, 2016, we believe we have sufficient liquidity for the next twelve months.

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

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during the period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

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

We may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy or interest rates. Any further impairment charges that we may record in the future could be material to our results of operations.

Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to early adopt ASU 2016-09 during the second quarter of 2016.

ASU 2016-09 requires that amendments resulting from the adoption of the new pronouncement be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted. Therefore, the Company adjusted retained earnings on January 1, 2016, for amendments related to an accounting policy election to recognize share-based award forfeitures as they occur rather than applying an estimated forfeiture rate.

In adopting ASU 2016-09, we recorded adjustments to beginning retained earnings as of January 1, 2016, and retained earnings, cost of revenue and selling general and administrative expenses as of and for the three months ended March 31, 2016. The amounts were immaterial to our Consolidated Balance Sheets and Results of Operations.

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits ("windfalls") or deficiencies ("shortfalls") related to share-based compensation. Prior to adopting the new pronouncement, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company's Consolidated Balance Sheets. Under ASU 2016-09, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company's Consolidated Statement of Operations. For the six months ended June 30, 2016, the Company did not recognize a discrete tax benefit related to net windfall tax benefits from share-based compensation, as the Company does not expect to realize these excess tax deductions in 2016 by reduction of taxes payable, and valuation allowance is necessary.

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the three and six months ended June 30, 2015, do not reflect a complete view of the operational results for those periods.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, PBM administration, technology infrastructure, clinical program development and data analytics.

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, amortization of intangible assets recorded as part of the transactions closed during the first quarter of 2016, depreciation of property and equipment and amortization of bond premiums.

Evolent Health, Inc. Results

	For the Three		Change	For the Six		Change
	Months Ended		Over Prior	Months Ended		Over Prior
	June 30,		Period (1)	June 30,		Period (1)
(in thousands)	2016	2015	%	2016	2015	%
Revenue
Transformation	$10,388	$2,703	284.3%	$18,502	$2,703	N/A
Platform and operations	46,130	7,711	N/A	87,465	7,711	N/A
Total revenue	56,518	10,414	N/A	105,967	10,414	N/A

Expenses
Cost of revenue (exclusive of depreciation
and amortization expenses presented
separately below)	32,779	7,887	N/A	61,445	7,887	N/A
Selling, general and administrative expenses	32,756	13,082	150.4%	65,115	13,082	N/A
Depreciation and amortization expenses	3,612	984	267.1%	6,983	984	N/A
Goodwill impairment	—	—	N/A	160,600	—	N/A
Total operating expenses	69,147	21,953	215.0%	294,143	21,953	N/A
Operating income (loss)	$(12,629)	$(11,539)	9.4%	$(188,176)	$(11,539)	N/A

Transformation revenue as
a % of total revenue	18.4%	26.0%		17.5%	26.0%
Platform and operations revenue
as a % of total revenue	81.6%	74.0%		82.5%	74.0%
Cost of revenue as a %
of total revenue	58.0%	75.7%		58.0%	75.7%
Selling, general and administrative
expenses as a % of total revenue	58.0%	125.6%		61.4%	125.6%

(1)
As a result of the Offering Reorganization, the operational results for the three and six months ended June 30, 2015, do not reflect a complete view of the Company's operations for those periods. Therefore, we believe that a comparison of the three and six month periods ended June 30, 2016, which reflect the full operations of Evolent Health LLC for those respective periods, to the three and six month periods ended June 30, 2015, would not yield a meaningful comparison for the reader. As such, we have excluded the presentation of certain changes from the table above and denoted them with "N/A." See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4" in our 2015 Form 10-K and Note 4 in this Form 10-Q for additional details of the Offering Reorganization.

Evolent Health, Inc.'s results for the three and six months ended June 30, 2016, reflect a complete view of the operational results as the results of operations of Evolent Health LLC have been included for the full period. Revenue for the three and six months ended June 30, 2016, was $56.5 million and $106.0 million, respectively, as compared to $10.4 million in the same periods in the prior year.
Transformation revenue for the three and six months ended June 30, 2016, was $10.4 million and $18.5 million, respectively, as compared to $2.7 million in the same periods in the prior year. Platform and operations revenue for the three and six months ended June 30, 2016, was $46.1 million and $87.5 million, respectively, as compared to $7.7 million in the same periods in the prior year. Cost of revenue for the three and six months ended June 30, 2016, was $32.8 million and $61.4 million, respectively, as compared to $7.9 million in the same periods in the prior year. Selling, general and administrative expenses for the three and six months ended June 30, 2016, was $32.8 million and $65.1 million, respectively, as compared to $13.1 million in the same periods in the prior year. Depreciation and amortization expenses for the three and six months ended June 30, 2016, was $3.6 million and $7.0 million, respectively, as compared to $1.0 million in the same periods in the prior year. Revenue and operating expenses increased over the prior year periods as a result of the consolidation of Evolent Health LLC.

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

Income (loss) from affiliate

During the second quarter of 2016, the Company acquired an equity stake in GPAC for $3.0 million in cash. The Company will be allocated its proportional share of GPAC's profits and losses for each reporting period. For the three and six months ended June 30, 2016, Evolent Health, Inc.'s proportional share of the losses of GPAC was less than $0.1 million.

Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC for the three and six months ended June 30, 2015, was $16.8 million and $28.2 million, respectively, which included $0.3 million and $0.8 million, respectively, related to the amortization of a basis differential.

As a result of the Offering Reorganization, the financial results of Evolent Health LLC are now consolidated and reflected in our financial results. As such, we did not recognize income (loss) from the Evolent Health LLC affiliate in the three and six month periods ended June 30, 2016.

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

The Company recorded $0.4 million and $1.4 million in income tax benefit for the three and six months ended June 30, 2016, respectively, compared to an income tax provision of $29.3 million for the three and six months ended June 30, 2015. As of December 31, 2015, $6.2 million of our book and tax basis difference deferred tax liability was expected to reverse outside of our NOL carryforward period.  Current tax losses generated in 2016 by the Company allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, while the Company still maintains its valuation allowance.  As a result, the Company recorded income tax benefits of $0.4 million and $1.4 million for the three and six ended June 30, 2016, respectively, and expects to continue to generate such tax benefits in future periods.

During the three and six months ended June 30, 2016, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements.

Net income (loss) attributable to non-controlling interests

As a result of the Offering Reorganization and as of June 4, 2015, we now consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of June 30, 2016, we own 70.9% of the economic rights of the results of operations of Evolent Health LLC and eliminate the non-controlling interest from our results of operations. For the three and six months ended June 30, 2016, our results reflect net losses of $3.6 million and $54.8 million, respectively, attributable to non-controlling interests, which represents 28.6% and 29.1% of the operating losses of Evolent Health LLC, respectively. For the corresponding periods in 2015, our results reflect a net loss of $3.4 million attributable to non-controlling interests, which represents 29.7% of the operating losses of Evolent Health LLC for the three and six months ended June 30, 2015.

As the Company's results for the three and six months ended June 30, 2015, do not reflect a complete view of Evolent Health LLC's operations for those periods, we believe that a comparison of results beyond the discussion provided above would not be meaningful for the reader and, as such, have provided a comparison of our Adjusted Results below. See "Evolent Health, Inc. Adjusted Results" for further discussion of the adjusted operating results.

NON-GAAP FINANCIAL MEASURES

As described above, Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the three and six months ended June 30, 2015, do not reflect a complete view of the operational results for the respective periods. In order to provide a consistent presentation for the periods before and after June 4, 2015, and effectively provide comparative results, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred on January 1, 2015, and therefore include the operations of Evolent Health LLC for the period from January 1, 2015, through June 3, 2015, as well as for the period from June 4, 2015, through June 30, 2015, when the results were consolidated. Including Evolent Health LLC’s results for this period is not consistent with GAAP and should not be considered as an alternative to comparable GAAP measures. The non-GAAP measures below reflect certain income statement line items as adjusted to reflect results from operations for the three and six month periods ended June 30, 2015, as if the Offering Reorganization had occurred on January 1, 2015. The presentation also reflects other adjustments.

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
Adjusted Revenue, Adjusted Transformation Revenue and Adjusted Platform and Operations Revenue are defined as revenue, transformation revenue, and platform and operations revenue, respectively, adjusted to include revenue, transformation revenue and platform and operations revenue, as applicable, of Evolent Health LLC for periods prior to the Offering Reorganization, and to exclude the impact of purchase accounting adjustments. Management uses Adjusted Revenue, Adjusted Transformation Revenue and Adjusted Platform and Operations Revenue as supplemental performance measures because they reflect a complete view of the operational results. The measures are also useful to investors because they reflect the full view of our operational performance in line with how we generate our long term forecasts.

Adjusted Cost of Revenue and Adjusted Selling, General and Administrative Expenses are defined as cost of revenue and selling, general and administrative expenses, respectively, adjusted to include cost of revenue and adjusted selling, general and administrative expenses, as applicable, of Evolent Health LLC for periods prior to the Offering Reorganization, and to exclude the impact of stock-based compensation expenses and transaction costs related to acquisitions and business combinations, the Offering Reorganization and IPO. Management uses Adjusted Cost of Revenue and Adjusted Selling, General and Administrative Expenses as supplemental performance measures which are also useful to investors because they facilitate an understanding of our long term operational costs while removing the effect of costs that are one time (transaction costs) or non-cash (stock-based compensation expenses) in nature. Additionally, these supplemental performance measures facilitate an understanding a breakdown of our Adjusted Total Operating Expenses.

Adjusted Depreciation and Amortization Expenses is defined as depreciation and amortization expenses adjusted to include depreciation and amortization expenses of Evolent Health LLC for periods prior to the Offering Reorganization. Management uses

Adjusted Depreciation and Amortization Expenses as a supplemental performance measure because it reflects a complete view of the operational results. The measure is also useful to investors because it facilitates understanding a breakdown of our Adjusted Total Operating Expenses.

Adjusted Total Operating Expenses is defined as the sum of Adjusted Cost of Revenue, Adjusted Selling, General and Administrative Expenses and Adjusted Depreciation and Amortization Expenses, and reflects the adjustments made in those non-GAAP measures.

Adjusted Operating Income (Loss) is defined as Adjusted Revenue less Adjusted Total Operating Expenses, and reflects the adjustments made in those non-GAAP measures.

These adjusted measures do not represent and should not be considered as alternatives to GAAP measurements, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. A reconciliation of these adjusted measures to their most comparable GAAP financial measures is presented in the tables below.

Evolent Health, Inc. Adjusted Results

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
					Add:			Evolent Health, Inc.
	Evolent		Evolent	Evolent	Evolent		Evolent	as Adjusted
	Health, Inc.		Health, Inc.	Health, Inc.	Health LLC		Health, Inc.	Change Over Prior Period *
(in thousands)	as Reported	Adjustments	as Adjusted	as Reported	Operations (1)	Adjustments	as Adjusted	$	%
Revenue
Transformation (2)	$10,388	$—	$10,388	$2,703	$5,380	$364	$8,447	$1,941	23.0%
Platform and operations (2)	46,130	—	46,130	7,711	19,394	911	28,016	18,114	64.7%
Total revenue	56,518	—	56,518	10,414	24,774	1,275	36,463	20,055	55.0%
Expenses
Cost of revenue (exclusive of
depreciation and amortization
presented separately below) (3)	32,779	(636)	32,143	7,887	18,385	(1,343)	24,929	7,214	28.9%
Selling, general and
administrative expenses (4)	32,756	(4,475)	28,281	13,082	30,006	(21,306)	21,782	6,499	29.8%
Depreciation and amortization
expenses	3,612	—	3,612	984	1,154	—	2,138	1,474	68.9%
Total operating expenses	69,147	(5,111)	64,036	21,953	49,545	(22,649)	48,849	15,187	31.1%
Operating income (loss)	$(12,629)	$5,111	$(7,518)	$(11,539)	$(24,771)	$23,924	$(12,386)	$4,868	39.3%

Transformation revenue as
a % of total revenue	18.4%		18.4%	26.0%			23.2%
Platform and operations revenue
as a % of total revenue	81.6%		81.6%	74.0%			76.8%
Cost of revenue as a %
of total revenue	58.0%		56.9%	75.7%			68.4%
Selling, general and administrative
expenses as a % of total revenue	58.0%		50.0%	125.6%			59.7%

(1)	Represents the operational results of Evolent Health LLC for the period April 1, 2015, through June 3, 2015.

(2)
As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recorded the fair value of deferred revenue resulting in a $4.9 million reduction to the book value. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4" in our 2015 Form 10-K and Note 4 in this Form 10-Q for additional details of the Offering Reorganization. Adjustments to transformation revenue and platform and operations revenue relate to purchase accounting adjustments which reflect the portion of the adjustment that would have been recognized in the respective period.

(3)
Adjustments to cost of revenue include $0.4 million and $1.3 million in stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or Evolent Health LLC.

(4)
Adjustments to selling, general and administrative expenses include $4.3 million and $18.5 million in stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or Evolent Health LLC. Adjustments also include transaction costs of $0.2 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, resulting from acquisitions and business combinations and costs relating to our Offering Reorganization and IPO.

* The dollar and percentage changes over prior period based on GAAP results are not presented as the GAAP results of Evolent Health, Inc. for the three months ended June 30, 2015 do not reflect a complete view of the operational results for the period as described in “Evolent Health, Inc. Adjusted Results.”

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
					Add:			Evolent Health, Inc.
	Evolent		Evolent	Evolent	Evolent		Evolent	as Adjusted
	Health, Inc.		Health, Inc.	Health, Inc.	Health LLC		Health, Inc.	Change Over Prior Period *
(in thousands)	as Reported	Adjustments	as Adjusted	as Reported	Operations (1)	Adjustments	as Adjusted	$	%
Revenue
Transformation (2)	$18,502	$87	$18,589	$2,703	$15,755	$364	$18,822	$(233)	(1.2)%
Platform and operations (2)	87,465	—	87,465	7,711	46,059	911	54,681	32,784	60.0%
Total revenue	105,967	87	106,054	10,414	61,814	1,275	73,503	32,551	44.3%
Expenses
Cost of revenue (exclusive of
depreciation and amortization
presented separately below) (3)	61,445	(1,145)	60,300	7,887	44,839	(1,783)	50,943	9,357	18.4%
Selling, general and
administrative expenses (4)	65,115	(8,825)	56,290	13,082	58,457	(29,884)	41,655	14,635	35.1%
Depreciation and amortization
expenses	6,983	—	6,983	984	2,637	—	3,621	3,362	92.8%
Goodwill impairment (5)	160,600	(160,600)	—	—	—	—	—	—	N/A
Total operating expenses	294,143	(170,570)	123,573	21,953	105,933	(31,667)	96,219	27,354	28.4%
Operating income (loss)	$(188,176)	$170,657	$(17,519)	$(11,539)	$(44,119)	$32,942	$(22,716)	$5,197	22.9%

Transformation revenue as
a % of total revenue	17.5%		17.5%	26.0%			25.6%
Platform and operations revenue
as a % of total revenue	82.5%		82.5%	74.0%			74.4%
Cost of revenue as a %
of total revenue	58.0%		56.9%	75.7%			69.3%
Selling, general and administrative
expenses as a % of total revenue	61.4%		53.1%	125.6%			56.7%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through June 3, 2015.

(2)
As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recorded the fair value of deferred revenue resulting in a $4.9 million reduction to the book value. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 4" in our 2015 Form 10-K and Note 4 in this Form 10-Q for additional details of the Offering Reorganization. Adjustments to transformation revenue and platform and operations revenue relate to purchase accounting adjustments which reflect the portion of the adjustment that would have been recognized in the respective period.

(3)
Adjustments to cost of revenue include $0.9 million and $1.8 million in stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or Evolent Health LLC.

(4)
Adjustments to selling, general and administrative expenses include $8.6 million and $26.1 million in stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or Evolent Health LLC. Adjustments also include transaction costs of $0.2 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively, resulting from acquisitions and business combinations and costs relating to our Offering Reorganization and IPO.

(5)
The adjustment represents a write down of goodwill as described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."

* The dollar and percentage changes over prior period based on GAAP results are not presented as the GAAP results of Evolent Health, Inc. for the three months ended June 30, 2015 do not reflect a complete view of the operational results for the period as described in “Evolent Health, Inc. Adjusted Results.”

Comparison of the Adjusted Results of the Three Months Ended June 30, 2016 to 2015

Adjusted Revenue

Adjusted Revenue increased by $20.1 million or 55.0%, to $56.5 million for three months ended June 30, 2016, as compared to the same period in 2015.

Adjusted Transformation Revenue accounted for 18.4% and 23.2% of our total Adjusted Revenue for the three months ended June 30, 2016 and 2015, respectively. Adjusted Transformation Revenue increased by $1.9 million, or 23.0%, for the three months ended June 30, 2016, as compared to the same period in 2015, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Over time, we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue as we expect Adjusted Transformation Revenue to be relatively stable as we seek to add a similar number of partners each year combined with the higher growth we are experiencing in our platform and operations revenues.

Adjusted Platform and Operations Revenue increased by $18.1 million, or 64.7%, for the three months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of enrollment growth of 134.8% from approximately 0.6 million lives on our platform as of June 30, 2015, to approximately 1.4 million lives on our platform as of June 30, 2016. We ended the quarter with thirteen partners in the platform and operations phase as compared to ten as of June 30, 2015.

Adjusted Cost of Revenue

Adjusted Cost of Revenue increased $7.2 million to $32.1 million, or 56.9% of Adjusted Revenue, for the three months ended June 30, 2016, as compared to $24.9 million, or 68.4% of Adjusted Revenue, for the same period in 2015. The increase in our Adjusted Cost of Revenue period over period was due primarily to additional personnel costs, professional fees and TPA fees of $2.5 million, $2.5 million and $1.3 million, respectively, to support our growing customer base and service offerings. Additional increases of $0.8 million in costs to support of our growth period over period were due to recruitment, retention and other general costs. Our Adjusted Cost of Revenue decreased as a percentage of our total Adjusted Revenue period over period due primarily to scale economics with our existing clients. We expect this trend to continue over the long term.

Adjusted Selling, General and Administrative Expenses

Adjusted Selling, General and Administrative Expenses increased $6.5 million, or 29.8%, to $28.3 million, or 50.0% of Adjusted Revenue, for the three months ended June 30, 2016, as compared to $21.8 million, or 59.7% of Adjusted Revenue, for the three months ended June 30, 2015. The increase in our Adjusted Selling, General and Administrative Expenses period over period was due primarily to additional personnel costs, including investments in business development, research and development and general overhead of $5.1 million. Additionally, our professional fees, rental costs and insurance costs related to our growth increased $0.8 million, $0.3 million and $0.2 million, respectively period over period. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Adjusted Depreciation and Amortization Expenses

Adjusted Depreciation and Amortization Expenses increased $1.5 million or 68.9%, to $3.6 million for the three months ended June 30, 2016, as compared to $2.1 million in the same period in 2015. The increase in Adjusted Depreciation and Amortization Expenses was due primarily to the amortization of the intangible assets recorded as a result of the Offering Reorganization in 2015 and the transactions closed in the first quarter of 2016. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software.

Comparison of the Adjusted Results of the Six Months Ended June 30, 2016 to 2015

Adjusted Revenue

Adjusted Revenue increased by $32.6 million or 44.3%, to $106.1 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Adjusted Transformation Revenue accounted for 17.5% and 25.6% of our total Adjusted Revenue for the six months ended June 30, 2016 and 2015, respectively. Adjusted Transformation Revenue decreased $0.2 million, or 1.2%, for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Over time, we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue as we expect Adjusted Transformation Revenue to be relatively stable as we seek to add a similar number of partners each year combined with the higher growth we are experiencing in our platform and operations revenues.

Adjusted Platform and Operations Revenue increased by $32.8 million, or 60.0%, for the six months ended June 30, 2016, as compared to the same period in 2015, primarily as a result of enrollment growth of 134.8% from approximately 0.6 million lives on our platform as of June 30, 2015, to approximately 1.4 million lives on our platform as of June 30, 2016.

Adjusted Cost of Revenue

Adjusted Cost of Revenue increased $9.4 million to $60.3 million, or 56.9% of Adjusted Revenue, for the six months ended June 30, 2016, as compared to $50.9 million, or 69.3% of Adjusted Revenue, for the same period in 2015. The increase in our Adjusted Cost of Revenue period over period was due primarily to additional personnel costs, professional fees and other general costs of $4.6 million, $2.9 million and $1.7 million, respectively, to support our growing customer base and service offerings. Our Adjusted Cost of Revenue decreased as a percentage of our total Adjusted Revenue in 2016 due primarily to scale economics with our existing clients. We expect this trend to continue over the long term.

Adjusted Selling, General and Administrative Expenses

Adjusted Selling, General and Administrative Expenses increased $14.6 million, or 35.1%, to $56.3 million, or 53.1% of Adjusted Revenue, for the six months ended June 30, 2016, as compared to $41.7 million, or 56.7% of Adjusted Revenue, for the six months ended June 30, 2015. The increase in our Adjusted Selling, General and Administrative Expenses period over period was due primarily to additional personnel costs, including investments in business development, research and development and general overhead of $10.6 million. Additionally, our professional fees, technology service costs, rental costs, insurance costs and other costs related to our growth increased $1.3 million, $1.0 million, $0.7 million, $0.5 million and $0.5 million, respectively, period over period. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Adjusted Depreciation and Amortization Expenses

Adjusted Depreciation and Amortization Expenses increased $3.4 million to $7.0 million for the six months ended June 30, 2016, as compared to $3.6 million in the same period in 2015. The increase in Adjusted Depreciation and Amortization Expenses was due primarily to the amortization of the intangible assets recorded as a result of the Offering Reorganization in 2015 and the transactions closed in the first quarter of 2016. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $12.6 million and $188.2 million for the three and six months ended June 30, 2016, respectively, and operating losses of $11.5 million for the three and six months ended June 30, 2015. Net cash used in operating activities was $21.9 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had $105.1 million of cash and cash equivalents.

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

Cash and Cash Equivalents, Restricted Cash and Investments

As of June 30, 2016, the Company had $105.1 million of cash and cash equivalents, $3.8 million in restricted cash and $51.8 million of investments.

Cash Flows

We did not have cash flows from operating, investing or financing activities prior to the Offering Reorganization on June 4, 2015.

Operating Activities

Cash flows used in operating activities of $21.9 million for the six months ended June 30, 2016, were due primarily to our net loss of $186.3 million, offset by non-cash items including goodwill impairment of $160.6 million. Our operating cash outflows were also driven by the timing of customer and vendor payments, including the timing of payments related to PBM services, partially offset by an increase in deferred revenue during the period.

Cash flows used in operating activities of $5.8 million for the six months ended June 30, 2015, were due primarily to the Company's net income of $345.2 million, along with the addition of certain non-cash items, such as loss from affiliates of $28.2 million, and a change in our deferred tax provision of $29.3 million. These amounts were offset by the non-cash gain from the Offering Reorganization of $414.1 million.

Investing Activities

Cash flows used in investing activities of $18.5 million for the six months ended June 30, 2016, were due primarily to $11.5 million used in the acquisition of Vestica, as described in Note 4 in "Item 1. Financial Statements," and $3.0 million used to acquire an equity investment in GPAC as described in Note 12 in "Item 1. Financial Statements." Purchases of property and equipment resulted in a further cash outflow of $7.3 million, which was partially offset by the maturity of securities in the amount of $2.1 million and a $1.2 million reduction in restricted cash due to an amendment to our line of credit.

Cash flows provided by investing activities of $16.1 million for the six months ended June 30, 2015, were due primarily to proceeds received from the consolidation of Evolent Health LLC of approximately $13.1 million and maturities and sales of investments of $4.0 million. These amounts were offset by purchases of property and equipment in the amount of $1.0 million during the period.

Financing Activities

Cash flows used by financing activities of approximately $0.2 million for the six months ended June 30, 2016, were primarily related to proceeds from stock option exercises during the quarter, offset by taxes withheld for restricted stock vests.

Cash flows provided by financing activities of $209.1 million for the six months ended June 30, 2015, were primarily attributable to proceeds from the initial public offering, net of related offering costs.

Contractual Obligations

Our contractual obligations (in thousands) as of June 30, 2016, were as follows:

	Less
	Than	1 to 3	3 to 5
	1 Year	Years	Years	Total
Operating leases for facilities	$3,294	$6,837	$5,363	$15,494
Purchase obligations	2,928	1,170	—	4,098
Total	$6,222	$8,007	$5,363	$19,592

During the six months ended June 30, 2016, there were no material changes outside the ordinary course of business in the contractual obligations set forth above.

Restricted Cash and Letters of Credit

Restricted cash of $3.8 million is carried at cost and includes $2.5 million in collateral for letters of credit required as security deposits for facility leases, $1.2 million in pharmacy benefit management services and $0.1 million in other restricted balances as of June 30, 2016.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not have any outstanding debt and does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through June 30, 2016, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, or had any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our existing investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 15 in our notes to consolidated financial statements included in "Item 1. Financial Statements" as well as under the heading "Certain Relationships and Related Party Transactions" in our proxy statement on Schedule 14A filed with the SEC on April 28, 2016.

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

Interest Rate Risk

As of June 30, 2016, cash and cash equivalents and restricted cash was $108.9 million, which consisted of bank deposits with FDIC participating banks of $25.5 million and cash equivalents deposited in a money-market fund of $83.4 million. Additionally, as of June 30, 2016, we held $51.8 million in investments. The cash on deposit with banks is not susceptible to interest rate risk. Our investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

As of June 30, 2016, the Company did not have any indebtedness. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process as disclosed in our 2015 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” below.  As a result of the remediation taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three and six months ended June 30, 2016, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 8 in “Part I – Item 1. Financial Statements.”

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

We may make acquisitions, investments and alliances, including the pending acquisition of Valence Health, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. As an example, in February 2016 we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. More recently, on July 12, 2016, we entered into an agreement to acquire the majority of Valence Health Inc.’s business, subject to closing conditions including regulatory approvals, the timing or certainty of which cannot be predicted. We cannot assure you that the transaction will close on a timely basis or at all.

The pending acquisition of Valence Health, as well as future acquisitions, investments and alliances could pose numerous risks to our operations, including:

•	difficulty integrating the purchased operations, products or technologies;

•	substantial unanticipated integration costs, delays and challenges that may arise in integration;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired business’ customers;

•	adverse effects on our existing business relationships with customers, suppliers, other partners, standing with regulators;

•	challenges related to the integration of businesses that operate in new geographic areas and new markets;

•
failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate the Valence Health acquisition or any other proposed or contemplated transaction;

•	liabilities from the acquired businesses for infringement of intellectual property rights, data privacy violations or other claims and failure to obtain indemnification for such liabilities or claims.

We may be unable to complete acquisitions or integrate the operations, products or personnel gained through the pending Valence Health acquisition or any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or as is the case in the pending Valence Health acquisition, the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of Valence Health prior to and after consummation of the acquisition may be less than expected. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations.

In connection with these acquisitions, investments or alliances, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. For example, upon consummation of the Valence Health acquisition, as part of the closing consideration we expect to issue from 5.3 million to 5.8 million shares of the Company’s Class A common stock, with up to 3.9 million additional shares of Class A common stock potentially payable in an earn-out. In addition, the market price for our Class A common stock could be affected, following the consummation of the Valence Health acquisition or any other transaction, by factors that have not historically affected the market price for our Class A common stock.

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

Our partners derive a substantial portion of their revenue from third-party private and governmental payers, including, in the case of Passport, Medicaid. Revenue under certain of our agreements, including our agreement with Passport, could be negatively impacted as a result of governmental funding reductions impacting government sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of our partners to control and, if necessary, reduce health care costs, all of which are out of our control. Because certain of our partners’ revenues are highly reliant on third-party payor reimbursement funding rates and mechanisms, overall reductions of rates from such payors could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

Our total assets include substantial goodwill. At June 30, 2016, we had $448.3 million of goodwill on our Consolidated Balance Sheet associated with the Offering Reorganization. Goodwill represents the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. In the first quarter of 2016, we recorded an impairment charge of $160.6 million on our Consolidated Statements of Operations.

While our annual goodwill impairment test is conducted at October 31, we have processes to monitor for interim triggering events. Under GAAP, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include macroeconomic conditions, industry and market considerations, our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events including changes in strategy, customers or litigation.

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of March 31, 2016, ultimately resulting in an impairment charge of $160.6 million. A detailed discussion of our impairment testing is included in “Part II - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”.

We may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy or interest rates. Any further impairment charges that we may record in the future could be material to our results of operations.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.

If our existing stockholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of Class A common stock could also depress our market price. As of August 5, 2016, there were 42,685,401 shares of Class A common stock outstanding. In addition, approximately 2.7 million options that are held by our employees are currently exercisable or will be exercisable in 2016. Certain of our executive officers, directors and employees are subject to the holding period requirements of Rule 144. After the holding periods have elapsed and, in the case of restricted stock, after the shares have vested, additional shares will be eligible for sale in the public market. The market price of shares of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholders lapse.

In connection with the pending acquisition of Valence Health, we expect to issue 5.3 million to 5.8 million shares of our Class A common stock upon consummation of the acquisition and up to 3.9 million shares of Class A common stock may be issued under an earn-out in transaction exempt from registration under the Securities Act. See “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview” for additional information. The market price of shares of our Class A common stock may drop significantly as a result of the consummation of the acquisition.

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

Dated: August 9, 2016

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2016

2.1	*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders' representative, filed as Exhibit 2.1 to the Company's Report on Form 8-K filed with the SEC on
July 14, 2016, and incorporated herein by reference
3.1		Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the Company's
Report on Form 8-K with the SEC on June 15, 2016, and incorporated herein by reference
3.2		Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on May 6, 2016, and incorporated herein by reference
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Unaudited Pro Forma Combined Financial Information of Evolent Health, Inc. for the Year Ended
December 31, 2015
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*		The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K

E-1