Form 10-Q
period 2016-09-30
Evolent Health, Inc.
filed 2016-11-10
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016
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

As of November 7, 2016, there were 52,576,422 shares of the registrant’s Class A common stock outstanding and 15,346,981 shares of the registrant’s Class B common stock outstanding.

Evolent Health, Inc.

Explanatory Note

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to (1) prior to the completion of the Offering Reorganization described in “Part I - Item 1. Business - Initial Public Offering and Organizational Transactions - the Offering Reorganization in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, filed with the SEC on February 29, 2016 (“2015 Form 10-K”), Evolent Health Holdings, Inc., our predecessor, (including its operating subsidiary, Evolent Health LLC), and (2) after giving effect to such reorganization, Evolent Health, Inc. and its consolidated subsidiaries. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC. As described below under “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,” the financial statements of Evolent Health, Inc. for the nine months ended September 30, 2015, do not reflect a complete view of the operational results for that period. Evolent Health, Inc.’s results reflect only the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015.

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
These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	certain risks and uncertainties associated with the acquisition of Valence Health, Inc., excluding its contracts serving certain state insurance cooperatives (“Valence Health”), including:

▪	revenues of Valence Health before and after the merger may be less than expected, and expected results of Evolent may not be impacted as anticipated;

▪	our ability to implement integration plans for the merger and to recognize the anticipated growth, benefits, cost savings and synergies of the merger;

▪
the risks that the merger and the other transactions contemplated by the merger agreement disrupt current plans and operations and the potential difficulties in retention of any members of senior management of Valence Health and any other key employees that Evolent is interested in retaining after the closing of the merger;

▪	the effect of the merger on Evolent’s and Valence Health’s business relationships, customers, suppliers, other partners, standing with regulators, operating results and businesses generally;

▪	the amount of any costs, fees, expenses, impairments and charges related to the merger; and

▪	the market price for our Class A common stock potentially being affected, following the merger, by factors that historically have not affected the market price for our Class A common stock;

•	the structural change in the market for healthcare in the United States;

•	our ability to effectively manage our growth;

•	the significant portion of revenue we derive from our largest partners;

•	our ability to offer new and innovative products and services;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including premium pricing reductions and the ability to control and, if necessary, reduce health care costs;

•	our ability to attract new partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the healthcare industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	uncertainty in the healthcare regulatory framework;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	risks related to acquisitions, investments and alliances;

•	the risk of potential future goodwill impairment on our results of operations;

•	our future indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	our ability to remediate the material weakness in our internal control over financial reporting;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement;

•
our ability to realize all or a portion of the tax benefits that we currently expect to result from past and future exchanges of Class B common units of Evolent Health LLC for our Class A common stock, and to utilize certain tax attributes of Evolent Health Holdings and an affiliate of TPG;

•	distributions that Evolent Health LLC will be required to make to us and to the other members of Evolent Health LLC;

•	our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;

•	different interests among our pre-IPO investors, or between us and our pre-IPO investors;

•	the terms of agreements between us and certain of our pre-IPO investors;

•	our exemption from certain corporate governance requirements due to our previous status as a “controlled company” within the meaning of the New York Stock Exchange rules;

•	the potential volatility of our Class A common stock price;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$109,777	$145,726
Restricted cash	4,990	4,703
Accounts receivable, net (amounts related to affiliates: 2016 - $5,768; 2015 - $10,185)	21,986	20,381
Prepaid expenses and other current assets (amounts related to affiliates: 2016 - $37; 2015 - $1,220)	4,983	4,208
Investments, at amortized cost	49,693	9,445
Total current assets	191,429	184,463
Restricted cash	1,580	1,582
Investments, at amortized cost	—	44,618
Investments in and advances to affiliates	2,538	—
Property and equipment, net	21,123	12,796
Prepaid expenses and other non-current assets	12,118	—
Intangible assets, net	162,789	163,152
Goodwill	459,703	608,903
Total assets	$851,280	$1,015,514

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2016 - $11,506; 2015 - $13,311)	$14,486	$16,699
Accrued liabilities (amounts related to affiliates: 2016 - $629; 2015 - $828)	11,839	6,047
Accrued compensation and employee benefits	21,287	21,925
Deferred revenue	17,717	14,835
Total current liabilities	65,329	59,506
Other long-term liabilities	7,997	111
Deferred tax liabilities, net	18,097	21,318
Total liabilities	91,423	80,935

Commitments and Contingencies (See Note 8)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 45,028,807 and 41,491,498
shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	448	415
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 15,346,981 and 17,524,596
shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	153	175
Additional paid-in-capital	397,603	342,063
Retained earnings (accumulated deficit)	164,024	306,688
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	562,228	649,341
Non-controlling interests	197,629	285,238
Total equity (deficit)	759,857	934,579
Total liabilities and shareholders' equity (deficit)	$851,280	$1,015,514

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Transformation (1)	$7,757	$6,783	$26,259	$9,486
Platform and operations (1)	52,453	33,623	139,918	41,334
Total revenue	60,210	40,406	166,177	50,820

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	33,905	24,762	95,294	32,649
Selling, general and administrative expenses (1)	38,398	29,834	103,101	42,916
Depreciation and amortization expenses	3,746	3,056	10,728	4,040
Goodwill impairment	—	—	160,600	—
Total operating expenses	76,049	57,652	369,723	79,605
Operating income (loss)	(15,839)	(17,246)	(203,546)	(28,785)
Interest income (expense), net	255	54	805	67
Gain on consolidation	—	—	—	414,133
Income (loss) from affiliates	(448)	—	(462)	(28,165)
Other income (expense), net	1	—	4	—
Income (loss) before income taxes and non-controlling interests	(16,031)	(17,192)	(203,199)	357,250
Provision (benefit) for income taxes	(256)	(104)	(1,614)	29,169
Net income (loss)	(15,775)	(17,088)	(201,585)	328,081
Net income (loss) attributable to non-controlling interests	(4,567)	(5,108)	(59,250)	(8,532)
Net income (loss) attributable to Evolent Health, Inc.	$(11,208)	$(11,980)	$(142,335)	$336,613

Earnings (Loss) Available for Common Shareholders
Basic	$(11,208)	$(11,980)	$(142,335)	$334,429
Diluted	(11,208)	(11,980)	(142,335)	328,081

Earnings (Loss) per Common Share
Basic	$(0.26)	$(0.29)	$(3.34)	$17.05
Diluted	(0.26)	(0.29)	(3.34)	7.93

Weighted-Average Common Shares Outstanding
Basic	43,110	41,468	42,632	19,618
Diluted	43,110	41,468	42,632	41,398

(1)	Amounts related to affiliates included above are as follows (see Note 15):

	Revenue
	Transformation	$67	$485	$169	$534
	Platform and operations	8,636	10,732	24,342	14,660

	Expenses
	Cost of revenue (exclusive of depreciation and amortization)	$3,723	$6,470	$14,209	$8,303
	Selling, general and administrative expenses	531	689	1,298	940

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine
	Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(201,585)	$328,081
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on consolidation	—	(414,133)
(Income) loss from affiliates	462	28,165
Depreciation and amortization expenses	10,728	4,040
Goodwill impairment	160,600	—
Stock-based compensation expense	13,844	10,536
Deferred tax provision (benefit)	(1,614)	29,169
Other	443	93
Changes in assets and liabilities:
Accounts receivables, net	(1,605)	3,663
Prepaid expenses and other current assets	(112)	(1,348)
Accounts payable	(3,692)	1,073
Accrued liabilities	6,165	(6,384)
Accrued compensation and employee benefits	(638)	6,322
Deferred revenue	2,882	(1,434)
Other long-term liabilities	117	—
Net cash provided by (used in) operating activities	(14,005)	(12,157)

Cash Flows from Investing Activities
Cash acquired upon consolidation of affiliate	—	13,065
Cash paid for asset acquisition or business combination	(14,000)	—
Purchases of investments	—	(2,023)
Investments in and advances to affiliates	(3,000)	—
Maturities and sales of investments	4,099	4,000
Purchases of property and equipment	(11,116)	(3,907)
Change in restricted cash	1,194	—
Net cash provided by (used in) investing activities	(22,823)	11,135

Cash Flows from Financing Activities
Proceeds from initial public offering, net of offering costs	—	209,087
Proceeds from stock option exercises	1,244	92
Taxes withheld for vesting of restricted stock units	(365)	—
Net cash provided by (used in) financing activities	879	209,179

Net increase (decrease) in cash and cash equivalents	(35,949)	208,157
Cash and cash equivalents as of beginning-of-period	145,726	—
Cash and cash equivalents as of end-of-period	$109,777	$208,157

Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$—	$21,810
Unsettled investment purchases	—	22,048
Accrued property and equipment purchases	374	53
Stock issued in connection with business combinations	10,534	—
Effects of the Offering Reorganization:
Reclassification of deferred offering costs acquired to additional paid-in capital	—	3,154
Conversion of existing equity as part of the Offering Reorganization	—	39,014
Issuance of Class B common stock	—	196
Assumption of non-controlling interest as a result of merger with TPG affiliate	—	34,875
Effects of the Secondary Offering
Decrease in non-controlling interests as a result of the Exchange	28,220	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(unaudited, in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2014	7,900	$12,847	6,468	$24,833	360	$1,593	7,400	$2	4,048	$1	—	$—	$23,733	$(25,806)	$—	$(2,070)
Non-cash issuance of common stock
to Evolent Health LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net income (loss) prior to the Offering
Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock
sold in initial public offering, net of
offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	2,144	—	—	2,144
Stock-based compensation expense
subsequent to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	14,730	—	—	14,730
Exercise of stock options	—	—	—	—	—	—	—	—	39	—	—	—	152	—	—	152
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	360,659	(12,680)	347,979
Balance as of December 31, 2015	—	—	—	—	—	—	—	—	41,491	415	17,525	175	342,063	306,688	285,238	934,579
Cumulative-effect adjustment from
adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	468	(329)	(139)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	13,844	—	—	13,844
Exercise of stock options	—	—	—	—	—	—	—	—	217	—	—	—	1,244	—	—	1,244
Restricted stock units vested, net of shares
withheld for taxes	—	—	—	—	—	—	—	—	76	—	—	—	(365)	—	—	(365)
Exchange of Class B common stock	—	—	—	—	—	—	—	—	2,178	22	(2,178)	(22)	28,220	—	(28,220)	—
Tax impact of Class B common stock exchange	—	—	—	—	—	—	—	—	—	—	—	—	1,606	—	—	1,606
Issuance of common stock for
business combination	—	—	—	—	—	—	—	—	1,067	11	—	—	10,523	—	—	10,534
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(142,335)	(59,250)	(201,585)
Balance as of September 30, 2016	—	$—	—	$—	—	$—	—	$—	45,029	$448	15,347	$153	$397,603	$164,024	$197,629	$759,857

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company’s services include providing our customers, which we refer to as partners, with a population management platform, integrated data and analytics capabilities, pharmacy benefit management (“PBM”) services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. (“Evolent Health Holdings”), merged with and into Evolent Health, Inc. in connection with the Offering Reorganization. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”), Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the Offering Reorganization (as defined below), initial public offering (“IPO”) and secondary offering described below, as of September 30, 2016, Evolent Health, Inc. owns 74.6% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and, therefore, controls its operations. Accordingly, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

Initial Public Offering

In June 2015, we completed an IPO of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share. We received $209.1 million in proceeds, net of underwriting discounts and commissions. Offering expenses incurred were $3.2 million which were recorded as a reduction of proceeds from the offering. We used the net proceeds to purchase newly-issued Class A common units from Evolent Health LLC, our consolidated subsidiary. Evolent Health LLC will use the net proceeds for working capital and other general corporate and strategic purposes. See Note 4 for further details surrounding the IPO and related transactions.

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

Secondary Offering

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the public of $22.50 per share. The shares sold in the offering were sold by certain affiliates of TPG Global, LLC, The Advisory Board Company, UPMC, Ptolemy Capital, LLC (together, the “Investor Stockholders”) and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”). The Company did not receive any proceeds from the sale of the shares.

The shares sold in the offering consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to the exercise of an existing exchange right.

The newly-issued shares of the Company’s Class A common stock were issued to certain Investor Stockholders in exchange (the “Exchange”) for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units it received in the Exchange.

As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc. The Company’s economic interest in Evolent Health LLC will increase if further exchanges occur.

Since its inception, the Company has incurred losses from operations. As of September 30, 2016, the Company had cash and cash equivalents of $109.8 million. The Company believes it has sufficient liquidity for the next twelve months as of September 30, 2016.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2015, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosure normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) has been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2015 Form 10-K.

As discussed in Note 4, amounts for the nine months ended September 30, 2015, presented in our unaudited consolidated financial statements and notes to unaudited consolidated financial statements for that period, include the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC for the entire nine month period. The amounts as of and for the three and nine months ended September 30, 2016, reflect our operations, which consolidate the operations of Evolent Health LLC.

All inter-company accounts and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

Certain GAAP policies, which significantly affect the determination of our financial position, results of operations and cash flows, are  summarized in our 2015 Form 10-K unless otherwise updated below.

Restricted Cash

Restricted cash is carried at cost, which approximates fair value, and includes cash used to collateralize various contractual obligations as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2016	2015
Letters of credit for facility leases	$2,516	$3,710
Pharmacy benefit management services	3,902	2,479
Other	152	96
Total restricted cash	6,570	6,285
Non-current restricted cash	1,580	1,582
Current restricted cash	$4,990	$4,703

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to early adopt ASU 2016-09 during the second quarter of 2016.

ASU 2016-09 requires that certain amendments resulting from the adoption of the new pronouncement be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted. Thus, the Company decreased beginning retained earnings by approximately ($0.5) million on January 1, 2016, for amendments related to an accounting policy election to recognize share-based award forfeitures as they occur rather than applying an estimated forfeiture rate. For the three months ended March 31, 2016, our net loss decreased by $0.1 million due to a reduction in stock compensation expense as a result of accounting for forfeitures as they occur, instead of using an estimated forfeiture rate. Therefore, the net impact to retained earnings as of March 31, 2016, was approximately ($0.4) million.

The following table summarizes the impact of the change in accounting principle to the Company’s consolidated statement of operations for the three months ended March 31, 2016 (in thousands):

	As Reported	Adjustments	As Adjusted
Cost of revenue (exclusive of depreciation and amortization expenses)	$28,562	$48	$28,610
Selling, general and administrative expenses	32,095	(149)	31,946
Total operating expenses	224,628	(101)	224,527
Operating income (loss)	(175,179)	101	(175,078)
Income (loss) before income taxes and non-controlling interests	(174,900)	101	(174,799)
Net income (loss)	(173,912)	101	(173,811)
Net income (loss) attributable to non-controlling interests	(51,100)	29	(51,071)
Net income (loss) attributable to Evolent Health, Inc.	(122,812)	72	(122,740)

The following table summarizes the impact of the change in accounting principle to the Company’s consolidated balance sheets, including the net amount charged to retained earnings as of March 31, 2016 (in thousands):

	As Reported	Adjustments (1)	As Adjusted
Additional paid-in capital	$357,047	$367	$357,414
Retained earnings (accumulated deficit)	183,876	(257)	183,619
Total shareholders’ equity (deficit) attributable to Evolent Health, Inc.	541,524	(257)	541,267
Non-controlling interests	234,138	(110)	234,028

(1) The adjustments are a result of a cumulative-effect adjustment to beginning retained earnings of $(0.5) million, partially offset by an adjustment of $0.1 million to net income (loss) for the three months ended March 31, 2016, related to the policy election to recognize share-based award forfeitures as they occur, as opposed to applying an estimated forfeiture rate. Approximately $(0.3) million of the net adjustment was allocated to Evolent Health, Inc. and approximately $(0.1) million of the net adjustment was allocated to non-controlling interests.

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. Prior to the adoption of ASU 2016-09, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s consolidated balance sheets. Under the revised standard, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company’s consolidated statement of operations. For the nine months ended September 30, 2016, the Company recognized a discrete tax benefit related to net windfall tax benefits from share-based compensation, which increased the net operating loss (“NOL”) deferred tax asset and our valuation allowance.

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

Future Adoption of New Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU provides updated guidance on eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We intend to adopt the requirements of this standard effective January 1, 2018 and are currently evaluating the impact of the adoption on our statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. With respect to assets measured at amortized cost, such as held-to-maturity assets, the update requires presentation of the amortized cost net of a credit loss allowance. The update eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses as opposed to the previous standard, when an entity only considered past events and current conditions. With respect to available for sale debt securities, the update requires that credit losses be presented as an allowance rather than as a write-down. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We intend to adopt the requirements of this standard effective January 1, 2020 and are currently evaluating the impact of the adoption on our financial condition and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, in order to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This update introduces a new standard on accounting for leases, including a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We intend to adopt the requirements of this standard effective January 1, 2019, and are currently evaluating the impact of the adoption on our financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016, including ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We intend to adopt the requirements of this standard effective January 1, 2018, and, while we are evaluating the impact to our financial condition and results of operations, we expect the adoption of this ASU to require the inclusion of additional disclosures surrounding the nature and timing of our revenue.

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

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was valued at $7.8 million. The contingent consideration is recorded within “Other long-term liabilities” on our consolidated balance sheets. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 14.

The purchase price was allocated to the assets acquired based on their estimated fair values as of February 1, 2016, as follows (in thousands):

Purchase price	$18,200
Less amount allocated to prepaid asset	6,900
Goodwill	$11,300

The prepaid asset is related to an acquired facility license agreement as the Company was provided with leased facilities which house the acquired Passport employees at no future cost. The fair value of the acquired facility license agreement was determined by comparing the current market value of similar lease spaces to the facilities occupied by the acquired Passport personnel to obtain a market value of the occupied space, with the present value of the determined market value of the occupied space classified as the acquired facility license agreement prepaid asset. The goodwill is attributable partially to the acquired assembled workforce. The transaction was a taxable event for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

Results for the three and nine months ended September 30, 2016, include revenues and related expenses from our services agreement with Passport and amortization of the acquired intangibles for the period February 1, 2016, through September 30, 2016. The consolidated statements of operations include $15.0 million and $31.1 million of revenues and $(3.0) million and $(4.4) million of net income (loss) attributable to Passport for the three and nine months ended September 30, 2016, respectively.

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

•
Each of the then-existing stockholders of Evolent Health Holdings received four shares of our Class A common stock and the right to certain payments under the Tax Receivables Agreement (“TRA”) in exchange for each share of Class A common stock held in Evolent Health Holdings;

•
TPG received 2.1 million shares of Class A common stock of Evolent Health, Inc., together with the right to certain payments under the TRA in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc.; and

•
We issued shares of our Class B common stock and the right to certain payments under the TRA to The Advisory Board Company (“The Advisory Board”), TPG and another investor, each of which was a member of Evolent Health LLC prior to the Offering Reorganization.

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

As of September 30, 2016, the Company owns 74.6% of the economic interests and 100% of the voting rights in Evolent Health LLC. Our operations will continue to be conducted through Evolent Health LLC and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma statement of operations data presented below gives effect to (1) the Passport transaction as if it had occurred on January 1, 2015, and (2) the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following pro forma information includes adjustments to:

•
Remove transaction costs related to the Passport transaction of $0.3 million recorded during the nine months ended September 30, 2016, and reclassify said amounts to the nine months ended September 30, 2015;

•	Remove transaction costs related to the Passport transaction of $0.2 million recorded in the fourth quarter of 2015 and reclassify said amounts to the nine months ended September 30, 2015;

•	Remove the gain recognized upon the consolidation of the previously held equity method investment in 2015 and reclassify said amount to 2014;

•	Remove transaction costs related to the Offering Reorganization of $1.2 million in 2015 and reclassify said amount to 2014;

•	Record amortization expenses related to intangible assets beginning January 1, 2014, for intangibles related to the Offering Reorganization;

•	Record rent expense related to Passport prepaid lease beginning January 1, 2015; and

•	Record adjustments of income taxes associated with these pro forma adjustments.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the transactions described above occurred in the specified prior periods. The pro forma adjustments were based on available information and assumptions that the Company believes are reasonable to reflect the impact of these transactions on the Company’s historical financial information on a pro forma basis (in thousands).

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$60,210	$55,363	$169,370	$145,189
Net income (loss)	(15,717)	(12,015)	(198,198)	(57,637)
Net income (loss) attributable
to non-controlling interests	(4,567)	(3,505)	(57,984)	(21,494)
Net income (loss) attributable
to Evolent Health, Inc.	(11,150)	(8,510)	(140,214)	(36,143)

Net income (loss) available to
common shareholders:
Basic	(0.26)	(0.20)	(3.28)	(1.75)
Diluted	(0.26)	(0.20)	(3.28)	(1.75)

Asset Acquisitions

Vestica

On March 1, 2016, the Company entered into an Asset Purchase Agreement between Vestica Healthcare, LLC (“Vestica”) and Evolent Health, LLC. As part of the transaction, we paid $7.5 million to acquire certain assets from Vestica to further align our interests with one of our existing partners. Vestica can earn an additional $4.0 million in consideration (the “Vestica earn-out”), which is being held in escrow, based on certain future events. This transaction also includes an arrangement under which Vestica will continue to perform certain services on our behalf related to the acquired assets.

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

5. Investments

The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs (in thousands) were as follows:

	As of September 30, 2016				As of December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,166	$40	$11	$28,195	$28,306	$115	$181	$28,240
Corporate bonds	21,527	95	8	21,614	25,757	110	80	25,787
Total investments	$49,693	$135	$19	$49,809	$54,063	$225	$261	$54,027

The amortized cost and fair value of our investments by contractual maturities (in thousands) were as follows:

	As of		As of
	September 30,		December 31,
	2016		2016
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
Due in one year or less	$49,693	$49,809	$9,445	$9,451
Due after one year through five years	—	—	44,618	44,576
Total	$49,693	$49,809	$54,063	$54,027

The following table summarizes our held-to-maturity securities in an unrealized loss position as of the periods noted below. These securities are aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands, except number of securities):

	As of September 30, 2016			As of December 31, 2015
	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses
Unrealized loss for less than twelve months:
U.S. Treasury bills	2	$8,045	$4	7	$28,240	$181
Corporate Bonds	—	—	—	14	21,674	80
Total	2	$8,045	$4	21	$49,914	$261

We did not hold any securities in a continuous unrealized loss position for twelve months or longer as of September 30, 2016, or December 31, 2015.

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. When a held-to-maturity investment is in an unrealized loss position, we assess whether or not we expect to recover the entire cost basis of security, based on our best estimate of the present value of cash flows expected to be collected from the debt security. Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness and forecasted performance of the investee. In cases where the estimated present value of future cash flows is less than our cost basis, we recognize an other than temporary impairment and write the investment down to its fair value. The new cost basis would not be changed for subsequent recoveries in fair value. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant for the three and nine months ended September 30, 2016 and 2015, respectively. The Company does not intend, nor does the Company believe that it is likely, that the Company will be required to sell these securities before the recovery of the cost basis.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	September 30,	December 31,
	2016	2015
Computer hardware	$266	$232
Furniture and equipment	1,609	1,604
Internal-use software development costs	17,065	6,363
Leasehold improvements	5,830	5,830
Total property and equipment	24,770	14,029
Accumulated depreciation and amortization	(3,647)	(1,233)
Total property and equipment, net	$21,123	$12,796

We had no property and equipment prior to the Offering Reorganization.

The Company capitalized $3.6 million and $10.7 million of internal-use software development costs for the three and nine months ended September 30, 2016, respectively, and $2.8 million and $3.8 million of internal-use software development costs for the three and nine months ended September 30, 2015. The net book value of capitalized internal-use software development costs was $16.1 million and $6.3 million as of September 30, 2016, and December 31, 2015, respectively.

Depreciation expense related to property and equipment was $0.9 million and $2.4 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $0.7 million for the three and nine months ended September 30, 2015, of which amortization expense related to capitalized internal-use software development costs was $0.4 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and less than $0.1 million for the three and nine months ended September 30, 2015.

7. Goodwill and Intangible Assets, Net

Goodwill

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

As a result of the Offering Reorganization, we revalued our consolidated balance sheet to the market value of our IPO share price of $17.00 and recorded $608.9 million in goodwill on our consolidated balance sheets. Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during the period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

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

As part of the Passport transaction (refer to Note 4 for further information), we recorded an additional $11.3 million in goodwill on our consolidated balance sheets.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance as of beginning-of-period	$459,703	$608,903	$608,903	$—
Goodwill Acquired (1)	—	—	11,400	608,903
Goodwill Impairment	—	—	(160,600)	—
Balance as of end-of-period	$459,703	$608,903	$459,703	$608,903

(1) Goodwill acquired as a result of the Offering Reorganization and the Passport transaction. See Note 4 for further discussion regarding both the Offering Reorganization and the Passport transaction.

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of September 30, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.7	$19,000	$1,266	$17,734
Customer relationships	23.0	127,500	6,733	120,767
Technology	5.7	30,000	5,712	24,288
Total		$176,500	$13,711	$162,789

	As of December 31, 2015
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.4	$19,000	$554	$18,446
Customer relationships	24.4	120,000	2,797	117,203
Technology	6.4	30,000	2,497	27,503
Total		$169,000	$5,848	$163,152

We had no intangible assets prior to the Offering Reorganization.

We recorded additional customer relationship intangible assets of $7.5 million in relation to the closing of the Vestica transaction during the first quarter of 2016.

Amortization expense related to intangible assets was $2.7 million and $7.9 million for the three and nine months ended September 30, 2016, respectively, and $2.5 million and $3.3 million for the three and nine months ended September 30, 2015.

8. Commitments and Contingencies

UPMC Reseller Agreement

The Company and the University of Pittsburgh Medical Center (“UPMC”) are parties to a Reseller, Services and Non-Competition Agreement, dated August 31, 2011 (the “Original UPMC Reseller Agreement”), which was amended and restated by the parties on June 27, 2013 (as amended through the date hereof, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to the Company’s customers and top prospects.

The Advisory Board Company Reseller Agreement

The Company and The Advisory Board are parties to a Services, Reseller, and Non-Competition Agreement, dated August 31, 2011 (the “Original Advisory Board Reseller Agreement”), which was amended and restated by the parties on June 27, 2013, and May 1, 2015 (as so amended, the “Advisory Board Company Reseller Agreement”). Under the terms of the Advisory Board Company Reseller Agreement, The Advisory Board provides certain services to the Company on an as-requested basis.  In addition, The Advisory Board has a right of first offer to provide certain specified services during the term of the Agreement and has the right to collect certain fees for specified referrals.

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

Due to the items noted above, and the fact that the Company is in a full valuation allowance position such that the deferred tax assets related to the Company’s historical pre-IPO losses and tax basis increase benefit from exchanges have not been realized, the Company has not recorded a liability pursuant to the TRA.

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. We had no material accruals as of September 30, 2016, and December 31, 2015.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office location in Arlington, Virginia. In connection with these lease agreements, the Company is required to maintain a $2.5 million letter of credit, which declines annually throughout the term of the lease. As of September 30, 2016, the restricted funds held in connection with the lease were $2.5 million.

Total rental expense on operating leases was $1.1 million and $3.4 million for the three and nine months ended September 30, 2016, respectively, and $0.9 million and $1.3 million for the three and nine months ended September 30, 2015.

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

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and another investor to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), shares of our Class A common stock, including those delivered in exchange for Class B common stock and Class B common units in the circumstances described above. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights. Pursuant to our contractual obligations under this agreement, we filed a registration statement on Form S-3 with the SEC on July 28, 2016, which was declared effective on August 12, 2016.

Pursuant to certain terms of the registration rights agreement, the Investor Stockholders sold 8.6 million shares of the Company’s Class A common stock in a secondary offering in September 2016. See Note 1 for further discussion of our secondary offering. Pursuant to the terms of the registration rights agreement, we paid $2.1 million in expenses related to the secondary offering for the three months ended September 30, 2016.

We will continue to pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise.

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

The following table summarizes those partners who represented at least 10% of our revenue for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Customer A	24.9%	*	18.7%	*
Customer B	15.3%	17.1%	16.5%	17.1%
Customer C	14.3%	13.6%	14.7%	13.1%
Customer D	*	12.7%	*	12.3%
Customer E	*	10.6%	*	10.5%
Customer F	*	15.7%	*	15.8%
Customer G	*	14.3%	*	14.6%

* Represents less than 10.0% of the respective balance

The following table summarizes those partners who represented at least 10% of our trade accounts receivable for the periods presented:

	As of	As of
	September 30,	December 31,
	2016	2015
Customer A	*	*
Customer B	14.5%	12.9%
Customer C	*	*
Customer D	33.2%	28.1%
Customer E	11.2%	11.4%
Customer F	10.5%	23.2%

* Represents less than 10.0% of the respective balance

The Company is subject to significant concentration risk as approximately 33% of our cash and cash equivalents are held in a single money market fund. As of September 30, 2016, $35.8 million of cash and cash equivalents were held in a money market fund.

9. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$(15,775)	$(17,088)	$(201,585)	$328,081
Less:
Net income (loss) attributable to non-controlling interests	(4,567)	(5,108)	(59,250)	(8,532)
Undeclared cumulative preferred dividends	—	—	—	2,184
Net income (loss) available for common shareholders - Basic	(11,208)	(11,980)	(142,335)	334,429
Add:
Net income (loss) attributable to non-controlling interests	—	—	—	(8,532)
Undeclared cumulative preferred dividends converted during the period	—	—	—	2,184
Net income (loss) available for common shareholders - Diluted (1) (2)	$(11,208)	$(11,980)	$(142,335)	$328,081

Weighted-average common shares outstanding - Basic	43,110	41,468	42,632	19,618
Dilutive effect of restricted stock	—	—	—	19
Dilutive effect of options	—	—	—	1,623
Assumed conversion of convertible preferred stock at beginning-of-period	—	—	—	12,563
Assumed conversion of Class B common shares to Class A common shares	—	—	—	7,575
Weighted-average common shares outstanding - Diluted (2)(3)	43,110	41,468	42,632	41,398

Earnings (Loss) per Common Share
Basic	$(0.26)	$(0.29)	$(3.34)	$17.05
Diluted	(0.26)	(0.29)	(3.34)	7.93

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Exchangeable Class B common stock	17,145	17,525	17,397	—
Restricted stock units ("RSU")	416	55	196	—
Options	3,193	1,847	1,672	—
Total	20,754	19,427	19,265	—

10. Stock-based Compensation

Total compensation expense (in thousands) by award type and line item in our consolidated financial statements (in thousands) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Award Type
Stock options	$4,074	$3,982	$11,961	$5,148
Restricted stock	—	—	—	4,875
RSUs	725	400	1,883	513
Total	$4,799	$4,382	$13,844	$10,536

Line Item
Cost of revenue	$369	$384	$1,219	$793
Selling, general and
administrative expenses	4,430	3,998	12,625	9,743
Total	$4,799	$4,382	$13,844	$10,536

No stock-based compensation in the totals above was capitalized as software development costs for the three and nine months ended September 30, 2016. Less than $0.1 million of stock-based compensation included in the totals above was capitalized as software development costs for the three and nine months ended September 30, 2015. We did not recognize stock compensation in 2015 prior to the Offering Reorganization.

As described in Note 2, the Company elected to early adopt ASU 2016-09 during the second quarter of 2016. This resulted in a reduction to stock compensation expense of approximately $0.1 million for the three months ended March 31, 2016.

Stock-based awards granted were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	—	—	1,167,770	1,789,243
RSUs	32,238	—	445,569	318,336

11. Income Taxes

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $0.3 million and $1.6 million in income tax benefit for the three and nine months ended September 30, 2016, respectively, which resulted in effective tax rates of 1.6% and 0.8%, respectively. As of December 31, 2015, $6.2 million of our book and tax basis difference deferred tax liability was expected to reverse outside of our NOL carryforward period. Current tax losses generated in 2016 by the Company allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, which resulted in recording a tax benefit of $0.3 million as of September 30, 2016. For the three and nine months ended September 30, 2015, the effective tax rates were 0.6% and 8.2%. A portion of the basis difference is indefinite and relates to differences in profit and loss allocations before and after the Offering Reorganization. Resulting deferred tax expense is recorded as a component of the $29.2 million income tax provision for the nine months ended September 30, 2015.

As a result of the increase in our ownership of Evolent Health LLC following the secondary offering discussed in Note 1 above, the Company reduced by $1.6 million the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

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

12. Investments In and Advances to Affiliates

Georgia Physicians for Accountable Care LLC

During the second quarter of 2016, the Company acquired 21,429 Class B Units of Georgia Physicians for Accountable Care, LLC (“GPAC”) for $3.0 million in cash. The investment represents a 27% economic interest and a 28% voting interest in GPAC. The Company has determined it has significant influence but that it does not have control over GPAC. Accordingly, the investment is accounted for under the equity method of accounting and the Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. For the three and nine months ended September 30, 2016, Evolent Health, Inc.’s proportional share of the losses of GPAC were $0.4 million and $0.5 million, respectively.

Concurrently, the Company also signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings. Revenue related to the long-term services agreement for the three and nine months ended September 30, 2016, was approximately $0.1 million.

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

During the nine months ended September 30, 2015, Evolent Health, Inc.’s proportional share of the losses of Evolent Health LLC was $28.2 million, which included $0.8 million related to the amortization of a basis differential.

From January 1, 2015, through June 3, 2015, Evolent Health LLC was accounted for as an equity method investment. The following is a summary of the operating results of Evolent Health LLC (in thousands) for that period:

Total revenue	$61,814
Cost of revenue (exclusive of
depreciation and amortization expenses)	44,839
Gross profit	16,975
Operating income (loss)	(44,119)
Net income (loss)	(44,079)

13. Non-controlling Interests

Prior to the Offering Reorganization, we did not consolidate Evolent Health LLC, and therefore did not allocate our profits and losses to non-controlling interests. As of September 30, 2016, we owned 74.6% of Evolent Health LLC. Changes in non-controlling interests (in thousands) were:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Non-controlling interests as of beginning-of-period	$230,416	$294,494	$285,238	$—
Cumulative-effect adjustment from
adoption of new accounting principle	—	—	(139)	—
Increase in non-controlling interests as a result of the Offering
Reorganization	—	—	—	332,793
Decrease in non-controlling interests as a result of the merger
of the TPG affiliate with and into Evolent Health, Inc.	—	—	—	(34,875)
Decrease in non-controlling interests as a result
of the exchange of Class B common stock for
Class A common stock as part of the Secondary Offering	(28,220)	—	(28,220)	—
Net income (loss) attributable to non-controlling interests	(4,567)	(5,108)	(59,250)	(8,532)
Non-controlling interests as of end-of-period	$197,629	$289,386	$197,629	$289,386

14. Fair Value Measurement

GAAP defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) assuming an orderly transaction in the most advantageous market at the measurement date. GAAP also establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the particular asset or liability being measured.

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$35,758	$—	$—	$35,758

Liabilities
Contingent consideration (2)	$—	$—	$7,766	$7,766

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$122,328	$—	$—	$122,328

(1) Represents the cash and cash equivalents that were held in a money market fund as of September 30, 2016, and December 31, 2015, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the Passport acquisition as described further in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and nine month periods ended September 30, 2016 and 2015, respectively.

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

With respect to Passport, the significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are expected recurring revenue projections for Passport and the applicable discount rate. A significant increase in the assumed recurring revenue projections or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2016
Balance as of beginning-of-period	$7,766	$—
Additions	—	7,766
Balance as of end-of-period	$7,766	$7,766

The Company did not have any assets or liabilities with Level 3 inputs for the three and nine month periods ended September 30, 2015.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of September 30, 2016:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$7,766	Real options approach	Risk-adjusted expected growth rates	22.8% - 282.2%
			Discount rate/time value	3.4% - 5.6%

(1) Related to additional Passport earn-out consideration as described further in Note 4.

The Company did not hold any assets or liabilities with Level 3 inputs as of September 30, 2015, or December 31, 2015.

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes goodwill, intangible assets, property, plant and equipment, held-to-maturity investments and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value. Refer to Notes 6, 7 and 12 for further discussion of assets measured at fair value on a nonrecurring basis.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash, receivables, prepaid expenses, accrued liabilities, accrued compensation and deferred rent approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

15. Related Parties
As discussed in Note 12, Evolent acquired a 27% economic interest in GPAC during the second quarter of 2016 and is considered to have significant influence. As a result, the Company accounts for the investment under the equity method of accounting and is allocated its proportional share of GPAC’s profits and losses for each reporting period. In addition, the Company signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings.

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

16. Subsequent Events

On October 3, 2016, the Company completed its previously announced acquisition of Valence Health. The closing merger consideration, net of certain closing adjustments was $219.4 million based on the closing price of Evolent’s Class A common stock on the New York Stock Exchange on October 3, 2016, and consisted of 7.0 million shares of Evolent Class A common stock and $50.3 million in cash. The shares issued to Valence Health stockholders represent approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock after the transaction. The terms of the transaction were amended relative to the agreement announced at signing and the closing merger consideration incorporates payments under the original earn-out related to a new contract signed by Valence Health prior to closing along with an adjusted mix of cash and stock to provide cash to fund the business that the sellers are retaining to serve state insurance cooperatives. The transaction also includes additional earn-out potential of up to $12.4 million, payable by January 30, 2017, in Evolent Class A common stock, tied to new business activity contracted on or before December 31, 2016. Shares to be issued in relation to the earn-out are limited to approximately one million shares. The shares issued at closing were, and those issued pursuant to the earn-out will be, issued in transactions exempt from registration under the Securities Act. Accounting for the transaction is currently being finalized and we expect to account for this transaction as a business combination.

Upon closing of the Valence Health acquisition, UPMC, TPG and The Advisory Board Company no longer control a majority of the voting power of the Company’s outstanding common stock. As such, the Company is no longer a “controlled company” under the New York Stock Exchange rules.

On November 1, 2016, the Company completed the acquisition of Aldera Holdings, Inc. (“Aldera”), including the source code for licensed software. Aldera is the primary software provider for the Valence Health TPA platform. The closing merger consideration, net of certain closing adjustments was $34.4 million based on the closing price of Evolent’s Class A common stock on the New York Stock Exchange on November 1, 2016, and consisted of approximately 0.5 million shares of Evolent Class A common stock and $24.5 million in cash. The shares issued in connection with the acquisition represent less than 1.0% of the Company’s issued and outstanding Class A common stock and Class B common stock. The shares issued in connection with the acquisition were issued in transactions exempt from registration under the Securities Act. Accounting for the transaction is currently being finalized and we expect to account for this transaction as a business combination.

As the Valence Health and Aldera acquisitions closed after September 30, 2016, neither Valence Health nor Aldera results are included in our results for the three and nine months ended September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition as of September 30, 2016, compared with December 31, 2015, and the results of operations for the three and nine months ended September 30, 2016, compared with the corresponding periods in 2015. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements”; our 2015 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2016.

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

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the public of $22.50 per share. The shares sold in the offering were sold by certain affiliates of TPG Global, LLC, The Advisory Board Company, UPMC, Ptolemy Capital, LLC (together, the “Investor Stockholders”) and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”). The Company did not receive any proceeds from the sale of the shares.

The shares sold in the offering consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to the exercise of an existing exchange right.

The newly-issued shares of the Company’s Class A common stock were issued to certain Investor Stockholders in exchange (the “Exchange”) for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units it received in the Exchange. As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased to 74.6%.

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

We consider value-based care to be the necessary convergence of healthcare payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional fee-for-service (“FFS”) healthcare, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance driven by the emergence of the organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies (“health insurance exchanges”) and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of healthcare delivery costs, their primary position with consumers and their strong local brand.

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

As of September 30, 2016, we had thirteen revenue-producing partners and a significant portion of our revenue is concentrated with several of those partners. Our three largest partners, Passport (as defined below), Indiana University Health Plan and MedStar Health, Inc., comprised 18.7%, 16.5% and 14.7%, respectively, of our revenue for the nine months ended September 30, 2016, or 49.9% in the aggregate.

On February 1, 2016, the Company entered into a strategic alliance with University Health Care, Inc. d/b/a Passport Health Plan (“Passport”), a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to over 280,000 Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid business in future periods. As of September 30, 2016, we have recorded a liability of 7.8 million with respect to expected contingent consideration payable to Passport in future periods. The amount is recorded under “Other long-term liabilities” on our consolidated balance sheet. Refer to Note 14 in “Item 1. Financial Statements” for further discussion of the valuation of the contingent consideration. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to the Passport. We believe the Medicaid Center of Excellence, which combines Passport’s capabilities with our existing capabilities and technology platform, will enhance our ability to further expand into the growing market in provider-sponsored, community-based Medicaid health plans throughout the United States. See Note 4 in “Item 1. Financial Statements” for details of the accounting for this transaction. Passport comprised 24.9% and 18.7% of our revenue for the three and nine months ended September 30, 2016, and we expect the 10-year service arrangement will continue to contribute significantly to our future operations.

On October 3, 2016, the Company completed its previously announced acquisition of Valence Health. The closing merger consideration, net of certain closing adjustments was $219.4 million based on the closing price of Evolent’s Class A common stock on the New York Stock Exchange on October 3, 2016, and consisted of 7.0 million shares of Evolent Class A common stock and $50.3 million in cash. The shares issued to Valence Health stockholders represent approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock after the transaction. The terms of the transaction were amended relative to the agreement announced at signing and the closing merger consideration incorporates payments under the original earn-out related to a new contract signed by Valence Health prior to closing along with an adjusted mix of cash and stock to provide cash to fund the business that the sellers are retaining to serve state insurance cooperatives. The transaction also includes additional earn-out potential of up to $12.4 million, payable by January 30, 2017, in Evolent Class A common stock, tied to new business activity contracted on or before December 31, 2016. Shares to be issued in relation to the earn-out are limited to approximately one million shares. The shares issued at closing were, and those issued pursuant to the earn-out will be, issued in transactions exempt from registration under the Securities Act of 1933, as amended. Accounting for the transaction is currently being finalized and we expect to account for this transaction as a business combination.

Upon closing of the Valence Health acquisition, UPMC, TPG and The Advisory Board Company no longer control a majority of the voting power of the Company’s outstanding common stock. As such, the Company is no longer a “controlled company” under the New York Stock Exchange rules.

On November 1, 2016, the Company completed the acquisition of Aldera Holdings, Inc. (“Aldera”). Aldera is the primary software provider for the Valence Health TPA platform. The closing merger consideration, net of certain closing adjustments was $34.4 million based on the closing price of Evolent’s Class A common stock on the New York Stock Exchange on November 1, 2016, and consisted of 0.5 million shares of Evolent Class A common stock and $24.5 million in cash. The shares issued in connection with the acquisition represent less than 1.0% of the Company’s issued and outstanding Class A common stock and Class B common stock. The shares issued in connection with the acquisition were issued in transactions exempt from registration under the Securities Act of 1933, as amended. Accounting for the transaction is currently being finalized and we expect to account for this transaction as a business combination.

As the Valence Health and Aldera acquisitions closed after September 30, 2016, neither Valence Health nor Aldera results are included in our results for the three and nine months ended September 30, 2016.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As of September 30, 2016, we believe we have sufficient liquidity for the next twelve months.

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

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. Prior to adopting the new pronouncement, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s consolidated balance sheets. Under ASU 2016-09, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company’s consolidated statements of operations. For the nine months ended September 30, 2016, the Company recognized a discrete tax benefit related to net windfall tax benefits from share-based compensation, increasing its NOL carryforward and valuation allowance.

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the nine months ended September 30, 2015, do not reflect a complete view of the operational results for that period.

Key Components of our Results of Operations

Revenue

We derive our revenue from two sources: transformation and platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized based upon proportionate performance over the life of the engagement. Transformation revenue can fluctuate based on both the timing of when contracts are executed with partners, the scope of the delivery and the timing of work being performed. During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or per member per month, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. The platform and operations agreements often include contingent fees such as service level agreements, shared medical savings arrangements and other performance measures which are recognized when the amount is estimable and there is evidence to support meeting the criteria. In some cases, we recognize revenue when the cash is received as we have limited data to support our estimate. Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform and the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. We also have arrangements with multiple deliverables (including both transformation and platform and operations components) and we evaluate the deliverables to determine whether they represent a separate unit of accounting. Revenue is then allocated to the units of accounting based on each unit’s relative selling price.

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

Evolent Health, Inc. Results

	For the Three				For the Nine
	Months Ended		Change Over		Months Ended		Change Over
	September 30,		Prior Period		September 30,		Prior Period (1)
(in thousands)	2016	2015	$	%	2016	2015	$	%
Revenue
Transformation	$7,757	$6,783	$974	14.4%	$26,259	$9,486	$16,773	N/A
Platform and operations	52,453	33,623	18,830	56.0%	139,918	41,334	98,584	N/A
Total revenue	60,210	40,406	19,804	49.0%	166,177	50,820	115,357	N/A

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	33,905	24,762	9,143	36.9%	95,294	32,649	62,645	N/A
Selling, general and
administrative expenses	38,398	29,834	8,564	28.7%	103,101	42,916	60,185	N/A
Depreciation and amortization expenses	3,746	3,056	690	22.6%	10,728	4,040	6,688	N/A
Goodwill impairment	—	—	—	—	160,600	—	160,600	N/A
Total operating expenses	76,049	57,652	18,397	31.9%	369,723	79,605	290,118	N/A
Operating income (loss)	$(15,839)	$(17,246)	$1,407	8.2%	$(203,546)	$(28,785)	$(174,761)	N/A

Transformation revenue as
a % of total revenue	12.9%	16.8%			15.8%	18.7%
Platform and operations revenue
as a % of total revenue	87.1%	83.2%			84.2%	81.3%
Cost of revenue as a %
of total revenue	56.3%	61.3%			57.3%	64.2%
Selling, general and administrative
expenses as a % of total revenue	63.8%	73.8%			62.0%	84.4%

(1)
As a result of the Offering Reorganization, the operational results for the nine months ended September 30, 2015, do not reflect a complete view of the Company’s operations for that period. Therefore, we believe that a comparison of the nine month period ended September 30, 2016, which reflects the full operations of Evolent Health LLC for that entire period, to the nine month period ended September 30, 2015, would not yield a meaningful comparison for the reader. As such, we have excluded the presentation of percentage changes from the table above for the nine month period. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” in our 2015 Form 10-K and “Item I. Financial Statements - Note 4” in this Form 10-Q for additional details of the Offering Reorganization.

Comparison of the Results for the Three Months Ended September 30, 2016 to 2015

Revenue

Total revenue increased by $19.8 million, or 49.0%, to $60.2 million for the three months ended September 30, 2016, as compared to the same period in 2015.

Transformation revenue increased by $1.0 million, or 14.4%, to $7.8 million for the three months ended September 30, 2016, as compared to the same period in 2015, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Transformation revenue accounted for 12.9% and 16.8% of our total revenue for the three months ended September 30, 2016, and 2015, respectively. Over time, we expect transformation revenue to decrease as a percentage of total revenue as we expect transformation revenue to be relatively stable year over year as we seek to add a similar number of partners each year combined with the higher growth we are experiencing in our platform and operations revenues in our existing markets.

Platform and operations revenue accounted for 87.1% and 83.2% of our total revenue for the three months ended September 30, 2016, and 2015, respectively. Platform and operations revenue increased by $18.8 million, or 56.0%, to $52.5 million for the three months ended September 30, 2016, as compared to the same period in 2015, primarily as a result of enrollment growth of 104.3% from approximately 0.7 million lives on our platform as of September 30, 2015, to approximately 1.5 million lives on our platform as of September 30, 2016. We ended the quarter with thirteen revenue-producing partners compared to ten as of September 30, 2015.

Cost of Revenue

Cost of revenue increased by $9.1 million, or 36.9%, to $33.9 million for the three months ended September 30, 2016, as compared to the same period in 2015. The increase in our cost of revenue period over period was due primarily to additional personnel costs and professional fees of $5.7 million and $4.0 million, respectively, to support our growing customer base and service offerings. Approximately $0.4 million of total personnel costs was attributable to stock-based compensation expense for the three months ended September 30, 2016, and 2015, respectively. Additional increases of $1.3 million in costs to support our growth period over period were due to technology services and other general costs, offset by a $1.9 million decrease in TPA fees. Cost of revenue represented 56.3% and 61.3% of total revenue for the three months ended September 30, 2016, and 2015, respectively. Our cost of revenue decreased as a percentage of our total revenue period over period and we expect this trend to continue over the long term.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $8.6 million, or 28.7%, to $38.4 million for the three months ended September 30, 2016, as compared to the same period in 2015. The increase in our selling, general and administrative expenses period over period was due primarily to additional personnel costs, including investments in business development, research and development and general overhead of $3.3 million. Approximately $4.4 million and $4.0 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2016, and 2015, respectively. Additionally, our transaction costs, professional fees, legal fees and other costs related to our growth increased $2.8 million, $1.5 million, $0.3 million and $0.6 million, respectively, period over period. Transaction costs accounted for approximately $4.4 million and $0.3 million of total selling, general, and administrative expenses for the three months ended September 30, 2016, and 2015, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term. Selling, general and administrative expenses represented 63.8% and 73.8% of total revenue for the three months ended September 30, 2016, and 2015, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.7 million, or 22.6%, to $3.7 million for the three months ended September 30, 2016, as compared to the same period in 2015. The increase in depreciation and amortization expenses was due primarily to the capitalization of internal-use software and the recording of intangible assets as a result of transactions closed in the first quarter of 2016. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from future asset acquisitions and business combinations.

Comparison of the Results for the Nine Months Ended September 30, 2016 to 2015

Revenue for the nine months ended September 30, 2016, was $166.2 million, as compared to $50.8 million for the same period in the prior year. Transformation revenue for the nine months ended September 30, 2016, was $26.3 million, as compared to $9.5 million for the same period in the prior year. Platform and operations revenue for the nine months ended September 30, 2016, was $139.9 million, as compared to $41.3 million for the same period in the prior year. Cost of revenue for the nine months ended September 30, 2016, was $95.3 million, as compared to $32.6 million for the same period in the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2016, was $103.1 million, as compared to $42.9 million for the same period in the prior year. Depreciation and amortization expenses for the nine months ended September 30, 2016, was $10.7 million, as compared to $4.0 million for the same period in the prior year.

As described in footnote 1 to the table under the heading “Evolent Health, Inc. Results,” Evolent Health, Inc.’s results for the nine months ended September 30, 2015, do not reflect a complete view of the operational results for the period as the results of Evolent Health LLC were not included for the full period. Evolent Health, Inc.’s results for the nine months ended September 30, 2016, reflect a complete view of the operational results as the results of operations of Evolent Health LLC have been included for the full period. Therefore, we believe that a comparison of the results for the nine months ended September 30, 2016, to the same period in 2015, beyond the discussion in the preceding paragraph, would not be meaningful to a reader. As such, we have provided a comparison of the Adjusted Results of Evolent Health for the nine months ended September 30, 2016, to the same period in 2015. See “Evolent Health, Inc. Adjusted Results.”

Discussion of Non-Operating Results

Goodwill impairment

During the first quarter of 2016 we recorded an impairment charge of $160.6 million on our consolidated statements of operations as the implied fair value of goodwill was less than the carrying amount. See “Critical Accounting Policies and Estimates” above for further details of the impairment charge to goodwill.

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

Income (loss) from affiliate

During the second quarter of 2016, the Company acquired an equity stake in GPAC for $3.0 million. The Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. For the three and nine months ended September 30, 2016, Evolent Health, Inc.’s proportional share of the losses of GPAC was $0.4 million and $0.5 million, respectively.

Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC for the nine months ended September 30, 2015, was $28.2 million, which included $0.8 million related to the amortization of a basis differential. As a result of the Offering Reorganization, the financial results of Evolent Health LLC are now consolidated and reflected in our financial results. As such, we did not recognize income (loss) from the Evolent Health LLC affiliate in the three and nine month periods ended September 30, 2016.

Provision (benefit) for income taxes

Our income tax benefit relates to federal and state jurisdictions in the United States. The Company recorded $0.3 million and $1.6 million in income tax benefit for the three and nine months ended September 30, 2016, respectively, compared to an income tax benefit of $0.1 million and an income tax provision of $29.2 million for the three and nine months ended September 30, 2015. The difference between our effective tax rate and our statutory rate is due primarily to the fact that as of December 31, 2015, $6.2 million of our book and tax basis difference deferred tax liability was expected to reverse outside of our NOL carryforward period and current tax losses generated in 2016 by the Company allow this deferred tax liability to become a source of income for the realization of our deferred tax assets, while the Company still maintains its valuation allowance.  As a result, the Company recorded income tax benefits of $0.3 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, and expects to continue to generate such tax benefits in future periods. $0.5 million of tax benefit recorded in the nine months ended September 30, 2016, relate primarily to the recognition of certain discrete tax items such as the change of the blended state tax rate of deferred income taxes and other.

As discussed in “Item 1. Financial Statements - Note 1,” pursuant to the secondary offering in September 2016, the Company increased its ownership in Evolent Health LLC from 71.0% to 74.6%. As a result, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $1.6 million. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

During the three and nine months ended September 30, 2016, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements. As of September 30, 2016, the Company had $18.1 million of deferred tax liability that would not provide a source of income to recognize the deferred tax assets.

Net income (loss) attributable to non-controlling interests

As a result of the Offering Reorganization and as of June 4, 2015, we now consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of September 30, 2016, we own only 74.6% of the economic rights of the results of operations of Evolent Health LLC and eliminate the non-controlling interest from our results of operations. For the three and nine months ended September 30, 2016, our results reflect net losses of $4.6 million and $59.3 million, respectively, attributable to non-controlling interests, which represents 28.8% and 29.1% of the operating losses of Evolent Health LLC, respectively. For the corresponding periods in 2015, our results reflect a net loss of $5.1 million and $8.5 million attributable to non-controlling interests, which represents 29.7% of the operating losses of Evolent Health LLC for the three and nine months ended September 30, 2015.

NON-GAAP FINANCIAL MEASURES

As described above, Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the nine months ended September 30, 2015, do not reflect a complete view of the operational results for the respective periods. In order to provide a consistent presentation for the periods before and after June 4, 2015, and effectively provide comparative results, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred on January 1, 2015, and therefore include the operations of Evolent Health LLC for the period from January 1, 2015, through June 3, 2015, as well as for the period from June 4, 2015, through September 30, 2015, when the results were consolidated. Including Evolent Health LLC’s results for this period is not consistent with GAAP and should not be considered as an alternative to comparable GAAP measures. Certain non-GAAP measures below reflect certain income statement line items in relevant periods as adjusted to reflect results from operations for the nine month period ended September 30, 2015, as if the Offering Reorganization had occurred on January 1, 2015. The presentation also reflects other adjustments.

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

Adjusted Cost of Revenue and Adjusted Selling, General and Administrative Expenses are defined as cost of revenue and selling, general and administrative expenses, respectively, adjusted to include cost of revenue and selling, general and administrative expenses, as applicable, of Evolent Health LLC for periods prior to the Offering Reorganization, and to exclude the impact of stock-based compensation expenses and transaction costs related to acquisitions and business combinations, the Offering Reorganization, IPO and other securities offerings. Management uses Adjusted Cost of Revenue and Adjusted Selling, General and Administrative Expenses as supplemental performance measures which are also useful to investors because they facilitate an understanding of our long term operational costs while removing the effect of costs that are one time (transaction costs) or non-cash (stock-based compensation expenses) in nature. Additionally, these supplemental performance measures facilitate an understanding a breakdown of our Adjusted Total Operating Expenses.

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

These adjusted measures do not represent and should not be considered as alternatives to GAAP measurements, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. A reconciliation of these adjusted measures to their most comparable GAAP financial measures is presented in the table below.

Evolent Health, Inc. Adjusted Results

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
					Add:			Evolent Health, Inc.
	Evolent		Evolent	Evolent	Evolent		Evolent	as Adjusted
	Health, Inc.		Health, Inc.	Health, Inc.	Health LLC		Health, Inc.	Change Over Prior Period *
(in thousands)	as Reported	Adjustments	as Adjusted	as Reported	Operations (1)	Adjustments	as Adjusted	$	%
Revenue
Transformation (2)	$26,259	$87	$26,346	$9,486	$15,755	$1,147	$26,388	$(42)	(0.2)%
Platform and operations (2)	139,918	—	139,918	41,334	46,059	2,998	90,391	49,527	54.8%
Total revenue	166,177	87	166,264	50,820	61,814	4,145	116,779	49,485	42.4%
Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below) (3)	95,294	(1,266)	94,028	32,649	44,839	(2,167)	75,321	18,707	24.8%
Selling, general and
administrative expenses (4)	103,101	(17,206)	85,895	42,916	58,457	(34,146)	67,227	18,668	27.8%
Depreciation and amortization
expenses	10,728	—	10,728	4,040	2,637	—	6,677	4,051	60.7%
Goodwill impairment (5)	160,600	(160,600)	—	—	—	—	—	—	N/A
Total operating expenses	369,723	(179,072)	190,651	79,605	105,933	(36,313)	149,225	41,426	27.8%
Operating income (loss)	$(203,546)	$179,159	$(24,387)	$(28,785)	$(44,119)	$40,458	$(32,446)	$8,059	24.8%

Transformation revenue as
a % of total revenue	15.8%		15.8%	18.7%			22.6%
Platform and operations revenue
as a % of total revenue	84.2%		84.2%	81.3%			77.4%
Cost of revenue as a %
of total revenue	57.3%		56.6%	64.2%			64.5%
Selling, general and administrative
expenses as a % of total revenue	62.0%		51.7%	84.4%			57.6%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through June 3, 2015.

(2)
As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recorded the fair value of deferred revenue resulting in a $4.9 million reduction to the book value. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” in our 2015 Form 10-K and Note 4 in this Form 10-Q for additional details of the Offering Reorganization. Adjustments to transformation revenue and platform and operations revenue relate to purchase accounting adjustments which reflect the portion of the adjustment that would have been recognized in the respective period.

(3)
Adjustments to cost of revenue include $1.2 million and $2.2 million in stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or Evolent Health LLC.

(4)
Adjustments to selling, general and administrative expenses include $12.6 million and $30.1 million in stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or Evolent Health LLC. Adjustments also include transaction costs of $4.6 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively, resulting from acquisitions and business combinations and costs relating to our Offering Reorganization, IPO and other securities offerings.

(5)
The adjustment represents a write down of goodwill as described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

* The dollar and percentage changes over prior period based on GAAP results are presented in “Evolent Health, Inc. Results” above.

Comparison of the Adjusted Results for the Nine Months Ended September 30, 2016 to 2015

Adjusted Revenue

Adjusted Revenue increased by $49.5 million, or 42.4%, to $166.3 million for the nine months ended September 30, 2016, as compared to the same period in 2015.

Adjusted Transformation Revenue was flat at $26.3 million for the nine months ended September 30, 2016, and 2015, respectively. Adjusted Transformation Revenue accounted for 15.8% and 22.6% of our total Adjusted Revenue for the nine months ended September 30, 2016, and 2015, respectively. Over time, we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue as we expect Adjusted Transformation Revenue to be relatively stable as we seek to add a similar number of partners each year combined with the higher growth we are experiencing in our platform and operations revenues in our existing markets.

Adjusted Platform and Operations Revenue accounted for 84.2% and 77.4% of our total Adjusted Revenue for the nine months ended September 30, 2016, and 2015, respectively. Adjusted Platform and Operations Revenue increased by $49.5 million, or 54.8%, to $139.9 million for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily as a result of enrollment growth of 104.3% from approximately 0.7 million lives on our platform as of September 30, 2015, to approximately 1.5 million lives on our platform as of September 30, 2016.

Adjusted Cost of Revenue

Adjusted Cost of Revenue increased $18.7 million, or 24.8%, to $94.0 million for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in our Adjusted Cost of Revenue period over period was due primarily to additional personnel costs, professional fees and other general costs of $10.4 million, $7.1 million and $1.2 million, respectively, to support our growing customer base and service offerings. Adjusted Cost of Revenue represented 56.6% and 64.5% of total Adjusted Revenue for the nine months ended September 30, 2016, and 2015, respectively. Our Adjusted Cost of Revenue decreased as a percentage of our total Adjusted Revenue period over period and we expect this trend to continue over the long term.

Adjusted Selling, General and Administrative Expenses

Adjusted Selling, General and Administrative Expenses increased $18.7 million, or 27.8%, to $85.9 million for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in our Adjusted Selling, General and Administrative Expenses period over period was due primarily to additional personnel costs, including investments in business development, research and development and general overhead of $13.4 million. Additionally, our professional fees, technology service costs and other costs related to our growth increased $2.1 million, $1.5 million and $1.7 million, respectively, period over period. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term. Adjusted Selling, General and Administrative Expenses represented 51.7% and 57.6% of total Adjusted Revenue for the nine months ended September 30, 2016, and 2015, respectively.

Adjusted Depreciation and Amortization Expenses

Adjusted Depreciation and Amortization Expenses increased $4.1 million, or 60.7%, to $10.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in Adjusted Depreciation and Amortization Expenses was due primarily to the amortization of the intangible assets recorded as a result of the Offering Reorganization in 2015 and the transactions closed in the first quarter of 2016. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from future acquisitions and business combinations.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $15.8 million and $203.5 million for the three and nine months ended September 30, 2016, respectively, and operating losses of $17.2 million and $28.8 million for the three and nine months ended September 30, 2015. Net cash used in operating activities was $14.0 million and $12.2 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had $109.8 million of cash and cash equivalents.

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

Cash and Cash Equivalents, Restricted Cash and Investments

As of September 30, 2016, the Company had $109.8 million of cash and cash equivalents, $6.6 million in restricted cash and $49.7 million of investments.

Cash Flows

We did not have cash flows from operating, investing or financing activities prior to the Offering Reorganization on June 4, 2015.

Operating Activities

Cash flows used in operating activities of $14.0 million for the nine months ended September 30, 2016, were due primarily to our net loss of $201.6 million, offset by non-cash items including goodwill impairment of $160.6 million. Our operating cash outflows were also driven by the timing of customer and vendor payments, including the timing of payments related to PBM services, partially offset by an increase in deferred revenue during the period.

Cash flows used in operating activities of $12.2 million for the nine months ended September 30, 2015, were due primarily to the Company’s net income of $328.1 million, along with the addition of certain non-cash items, such as loss from affiliates of $28.2 million, and a change in our deferred tax provision of $29.2 million. These amounts were offset by the non-cash gain from the Offering Reorganization of $414.1 million.

Investing Activities

Cash flows used in investing activities of $22.8 million for the nine months ended September 30, 2016, were due primarily to $11.5 million used in the acquisition of Vestica, as described in Note 4 in “Item 1. Financial Statements,” $3.0 million used to acquire an equity investment in GPAC as described in Note 12 in “Item 1. Financial Statements” and a $2.5 million advance payment towards the Aldera merger consideration. Purchases of property and equipment resulted in a further cash outflow of $11.1 million, which was partially offset by the maturity of securities in the amount of $4.1 million and a $1.2 million reduction in restricted cash due to an amendment to our line of credit.

Cash flows provided by investing activities of $11.1 million for the nine months ended September 30, 2015, were due primarily to proceeds received from the consolidation of Evolent Health LLC of approximately $13.1 million. In addition, investment maturities outweighed our reinvestments, providing an additional $2.0 million in net cash flows during the period. These amounts were offset by purchases of property and equipment in the amount of $3.9 million during the period.

Financing Activities

Cash flows provided by financing activities of approximately $0.9 million for the nine months ended September 30, 2016, were primarily related to proceeds from stock option exercises during the quarter, offset by taxes withheld for vests of restricted stock units.

Cash flows provided by financing activities of $209.2 million for the nine months ended September 30, 2015, were primarily attributable to proceeds from the initial public offering, net of related offering costs.

As discussed previously in “Item I. Financial Statements - Note 16” and the “Business Overview” section above, the Company completed its acquisitions of Valence Health and Aldera subsequent to September 30, 2016. The combined closing merger consideration included $74.8 million in cash, leaving $84.7 million in cash, cash equivalents and short-term held-to-maturity investments. We believe we have sufficient liquidity for the next twelve months.

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2016, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$3,314	$6,879	$4,477	$—	$14,670
Purchase obligations	2,859	1,097	—	—	3,956
Total	$6,173	$7,976	$4,477	$—	$18,626

During the nine months ended September 30, 2016, there were no material changes outside the ordinary course of business in the contractual obligations set forth above.

Restricted Cash and Letters of Credit

Restricted cash of $6.6 million is carried at cost and includes $2.5 million in collateral for letters of credit required as security deposits for facility leases, $3.9 million in pharmacy benefit management services and $0.2 million in other restricted balances as of September 30, 2016.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not have any outstanding debt and does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through September 30, 2016, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, or had any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our existing investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 15 in our notes to consolidated financial statements included in “Item 1. Financial Statements” as well as under the heading “Certain Relationships and Related Party Transactions” in our proxy statement on Schedule 14A filed with the SEC on April 28, 2016.

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” in our 2015 Form 10-K, updated as set forth in “Part II - Item 1A - Risk Factors” in our Form 10-Q for the quarter ended June 30, 2016 and “Forward-Looking Statements – Cautionary Language” above.

Recent Accounting Pronouncements

See Note 3 in our notes to consolidated financial statements included in “Item 1. Financial Statements” for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of September 30, 2016, cash and cash equivalents and restricted cash was $116.4 million, which consisted of bank deposits with FDIC participating banks of $80.6 million and cash equivalents deposited in a money-market fund of $35.8 million. Additionally, as of September 30, 2016, we held $49.7 million in investments. The cash on deposit with banks is not susceptible to interest rate risk. Our investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

As of September 30, 2016, the Company did not have any indebtedness for borrowed money. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Equity Market Risk

We have exposure to equity market risk related to the potential exchange of our Class B common shares. Pursuant to and subject to the terms of an exchange agreement and the third amended and restated LLC agreement of Evolent Health LLC, holders of our Class B common shares may at any time and from time to time exchange their Class B common shares, together with an equal number of Class B common units of Evolent Health LLC, for shares of our Class A common stock on a one-to-one basis. A decision to exchange these shares may be, in part, driven by equity market conditions and, more specifically, the price of our Class A common stock. An exchange of our Class B common shares would:

•	Increase our ownership in our consolidated operating subsidiary, Evolent Health LLC. See “Item 1. Financial Statements - Note 4” for additional information;

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process as disclosed in our 2015 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting” below.  As a result of the remediation taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three and nine months ended September 30, 2016, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 8 in “Part I – Item 1. Financial Statements.”

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2015 10-K, as updated by Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, these risk factors and other information disclosed in our 2015 Form 10-K and subsequent quarterly reports. Except as presented below, there have been no material changes from the risk factors described in our 2015 Form 10-K, as updated by Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million more Americans. The ACA includes a variety of healthcare reform provisions and requirements that will become effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Many of the provisions of the ACA will phase in over the course of the next several years, and we may be unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future, including amendments to the ACA, will have on our business. In addition, provisions of the ACA may continue to be challenged in the courts.

In addition, we are subject to various other laws and regulations, including, among others, the Stark Law relating to self-referrals, anti-kickback laws, antitrust laws, the privacy and data protection laws described below and laws and regulations relating to Medicaid and Medicare. We have identified instances of non-compliance in the past and cannot guarantee that we will not identify other instances in the future, or the outcome of any regulatory investigation into any non-compliance. See “Part I-Item 1. Business-Healthcare Laws and Regulations” of our 2015 Form 10-K for additional information. If we were to become subject to litigation, liabilities or penalties under these or other laws or as part of a governmental review or audit, our business could be adversely affected.

We cannot predict the impact the 2016 presidential and congressional elections may have on the ACA and other healthcare laws and regulations, and consequently, on our business.

Data loss or corruption due to failures or errors in our systems or service disruptions at our data centers may adversely affect our reputation and relationships with existing partners, which could have a negative impact on our business, financial condition and results of operations.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our existing software. Despite testing by us, we may discover defects or errors in our software. In addition, we may encounter defects or errors in connection with the integration of software and technology we acquire, such as in our acquisitions of Valence Health, Aldera or other future transactions. Any defects or errors could expose us to risk of liability to partners and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or partner satisfaction with our products and services or cause harm to our reputation.

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

In connection with our secondary offering in September 2016 and the underwriters’ option to purchase additional shares of Class A common stock (the “September 2016 Secondary Offering”), 2,177,615 of the Class B common units held upon completion of the Offering Reorganization were exchanged (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock. The remaining 15,346,981 Class B units may be exchanged (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock in the future. The exchanges may result in increases in the tax basis of the assets of Evolent Health LLC that otherwise would not have been available. In addition, we expect that certain net operating loss (“NOLs”) will be available to us as a result of the transactions as described in “Tax Receivables Agreement” in “Part II-Item 8. Financial Statements and Supplementary Data-Note 11” of our 2015 Form 10-K. These increases in tax basis and NOLs may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”), may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

We have entered into the TRA related to the tax basis step-up of the assets of Evolent Health LLC and certain NOLs of the former members of Evolent Health LLC, with the holders of Class B common units and certain of our other investors (the “TRA Holders”). Pursuant to the TRA, we will pay the TRA Holders 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of increases in tax basis resulting from our exchanges of Class B common units (calculated assuming that any post-IPO transfer of Class B common units (other than the exchanges) had not occurred) as well as certain other benefits attributable to payments under the TRA itself. As a result of the tax basis step-up of the assets of Evolent Health LLC in connection with the September 2016 Secondary Offering, we may be required to pay up to approximately $18.5 million under the TRA.

The TRA also requires us to pay 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings and an affiliate of TPG attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA.

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the offering reorganization, if all of the Class B common units (including the units exchanged in the Concurrent Exchange and the units exchanged in connection with an exercise in full by the underwriters of their option to purchase additional shares of Class A common stock) had been acquired by us in taxable transactions at the time of the initial closing of the September 2016 Secondary Offering for a price of $22.50 per Class B common unit, we estimated at the pricing of the September 2016 Secondary Offering that the total amount we would be required to pay under the TRA could be approximately $182.7 million. This estimated amount includes approximately $26.8 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above. The actual amounts may be materially greater than these hypothetical amounts as potential future payments will vary depending on a number of factors, including the timing of further exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

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

Dated: November 9, 2016

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2016

2.1	*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on
July 14, 2016, and incorporated herein by reference
	*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*		The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K

E-1