Form 10-K
period 2016-12-31
Evolent Health, Inc.
filed 2017-03-03
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $284.0 million.
As of February 24, 2017, there were 52,612,764 shares of the registrant’s Class A common stock outstanding and 15,346,981 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 8, 2017, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.
————————————————————————————————————————————————————————

Evolent Health, Inc.

Explanatory Note

In this Annual Report on 10-K, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to (1) prior to the completion of the Offering Reorganization described in “Part I - Item 1. Business - Initial Public Offering, Organizational Transactions and Subsequent Secondary Offering - Organizational Transactions”), Evolent Health Holdings, Inc., our predecessor, (including its operating subsidiary, Evolent Health LLC), and (2) after giving effect to such reorganization, Evolent Health, Inc. and its consolidated subsidiaries. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC. As described below under “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,” the financial statements of Evolent Health, Inc. for the years ended December 31, 2015 and 2014, do not reflect a complete view of the operational results for those periods as follows:

•
Evolent Health, Inc.'s results for 2015 reflect (i) the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through December 31, 2015; and

•	Evolent Health, Inc.'s results for 2014 reflect only the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC.

For more information about the Offering Reorganization, refer to “Part I - Item 1. Business - Initial Public Offering, Organizational Transactions and Subsequent Secondary Offering.”

As used in this Annual Report on Form 10-K:

•	“2021 Notes” means the $125.0 million aggregate principal amount 2.00% Convertible Senior Notes due 2021, issued by Evolent Health, Inc. in December 2016;

•	“ACA” means the Patient Protection and Affordable Care Act;

•
“accountable care organizations,” or “ACOs,” means organizations of groups of doctors, hospitals and other health care providers which have come together voluntarily to provide coordinated care to their Medicare patients;

•	“Aldera” means Aldera Holdings, Inc.;

•	“ASU” means Accounting Standards Update;

•
“capitated arrangements” means health care payment arrangements whereby providers are paid a fixed amount of money per patient during a given period of time rather than on a per-service or per-procedure basis;

•	“CMS” means the Centers for Medicare and Medicaid Services;

•	“DGCL” means General Corporation Law of the State of Delaware;

•	“EMR” means electronic medical records;

•	“Evolent Health Holdings” means Evolent Health Holdings, Inc., the predecessor to Evolent Health, Inc.;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“FASB” means the Financial Accounting Standards Board;

•	“FFS” means fee-for-service;

•	“founders” means the Advisory Board Company (“The Advisory Board”), and the University of Pittsburgh Medical Center (“UPMC”);

•	“FTC” means the United States Federal Trade Commission;

•	“GAAP” means United States of America generally accepted accounting principles;

•	“GPAC” means Georgia Physicians for Accountable Care, LLC;

•	“health insurance exchanges” means organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies;

•	“HIPAA” means The Health Insurance Portability and Accountability Act;

•	“HITECH Act” means The Health Information Technology for Economic and Clinical Health Act;

•	“Indenture” means the indenture between Evolent Health, Inc. and U.S. Bank National Association, as trustee, related to the 2.00% convertible senior notes due 2021, dated as of December 5, 2016;

•	“IPO” means our initial public offering as described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 1;”

•	“NOL” means net operating loss;

•	“Note” means notes to consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data;”

•
“Offering Reorganization” means the reorganization undertaken in 2015 prior to our IPO. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 4” for further details of the Offering Reorganization;

•	“partners” means our customers, unless we indicate otherwise or the context otherwise implies;

•	“Passport” means University Health Care, Inc. d./b/a/ Passport Health Plan

i

•
“pharmacy benefit management,” or “PBM,” means the administration of prescription drug programs, including developing and maintaining a list of medications that are approved to be prescribed, contracting with pharmacies, negotiating discounts and rebates with drug manufacturers and processing prescription drug claim payments;

•	“PMPM” means per member per month;

•	“population health” means an approach to health care that seeks to improve the health of an entire human population;

•
“Private Placement” means Evolent Health, Inc’s offering of the $125.0 million aggregate principal amount 2.00% Convertible Senior Notes due 2021, to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended;

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

•	“third party administration,” or “TPA,” means the processing of insurance claims or the administration of certain aspects of employee benefit plans for a separate entity;

•	“TPG” means TPG Global, LLC and its affiliates including one or both of TPG Growth II BDH, LP and TPG Eagle Holdings, L.P.;

•	“TRA” means the Income Tax Receivables Agreement. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 11” for further details of the Tax Receivables Agreement;

•	“UR” means utilization review;

•	“Valence Health” means Valence Health, Inc., excluding Cicerone Health Solutions, Inc.;

•
“value-based care” means a health care management strategy that is focused on high-quality and cost-effective care with the goals of promoting a healthy lifestyle, enhancing the patient experience and reducing preventable hospital admissions and emergency visits; and

•	“Vestica” means Vestica Healthcare, LLC.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	the structural change in the market for health care in the United States;

•	uncertainty in the health care regulatory framework;

•	the uncertain impact the 2016 presidential and congressional elections may have on health care laws and regulations;

•	our ability to effectively manage our growth;

•	the significant portion of revenue we derive from our largest partners;

•	our ability to offer new and innovative products and services;

•
risks related to completed and future acquisitions, investments and alliances, including the recently completed acquisitions of Valence Health and Aldera, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

•
certain risks and uncertainties associated with the acquisition of Valence Health, including revenues of Valence Health before and after the merger may be less than expected, the timing and extent of new lives expected to come onto the platform may not occur as expected and the expected results of Evolent may not be impacted as anticipated;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including premium pricing reductions and the ability to control and, if necessary, reduce health care costs;

•	our ability to attract new partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the risk of potential future goodwill impairment on our results of operations;

•	our indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

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

•
the potential decline of our Class A common stock price if a substantial number of shares become available for sale or if a large number of Class B common units are exchanged for shares of Class A common stock;

•
provisions in our amended and restated certificate of incorporation and amended and restated by-laws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	the ability of certain of our investors to compete with us without restrictions;

•	provisions in our certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;

•	our intention not to pay cash dividends on our Class A common stock;

•	our ability to remediate the material weakness in our internal control over financial reporting;

•	our status as an “emerging growth company”; and

•	our lack of public company operating experience.

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

PART I

Item 1. Business

Company Overview

We are a market leader and a pioneer in the new era of health care delivery and payment, in which leading health systems and physician organizations, which we refer to as providers, are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from FFS reimbursement to payment models that reward high-quality and cost-effective care, or value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

We consider value-based care to be the necessary convergence of health care payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS health care, a market environment that is incentivizing value-based care models and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of health care delivery costs, their primary position with consumers and their strong local brand.

Today, increasing numbers of providers are adopting value-based strategies, including contracting for capitated arrangements with existing insurance companies, governmental payers or large self-funded employers and managing their own captive health plans. Through value-based care, providers are in the early stages of transforming their role in health care as they attempt to defend their existing position and capture a greater portion of the more than two trillion dollars in annual health insurance expenditures. While approximately ten percent of health care payments were paid through value-based care programs as of June 2014, including through models created by systems like UPMC, Kaiser Permanente and Intermountain Healthcare, it is estimated that this number will grow to over fifty percent by 2020. There were over 100 provider-owned health plans as of 2014 and this number continues to grow. The number of ACOs constructed to manage capitated or value-based arrangements with existing insurance companies or government payers grew to 742 by the end of 2014.

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

◦
Supporting multiple value-based care models, our platform was built to support a diverse set of provider value-based care strategies ranging from shared medical savings arrangements to launching health plans in both public and private markets.

◦
Identifi®, our technology platform, delivers the data aggregation and stratification, proven value-based care content, EMR optimization and proprietary applications that allow providers to standardize the delivery of care and enable clinical and financial analytics.

◦
Our complementary value-based operations are empowered and supported by Identifi®. Other elements include: (1) an aligned clinical delivery network to provide improved, coordinated care, (2) a high-performing population health organization that drives clinical outcomes, (3) an efficient administrative infrastructure to administer value-based payments and (4) integration of cost management solutions including PBM and patient risk scoring.

•	Long-term, embedded and aligned partnerships with health systems to enable us and our provider partners to grow together as we manage increasing populations under value-based care arrangements.

•
Payer-agnostic and a single point of integration between payers and the provider community enables us to provide an indispensable single point of integration between a diverse set of payers that becomes more valuable over time as our platform becomes the standard for value-based care contracting and operations.

We believe we are pioneers in enabling health systems to succeed in value-based payment models. We were founded in 2011 by members of our management team, UPMC, an integrated delivery system based in Pittsburgh, Pennsylvania, and The Advisory Board, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Our mission, technology and services were developed with UPMC, which operates the nation’s largest provider-owned health plan after Kaiser Permanente, and The Advisory Board, whose best practice research and technology solutions were available to a membership base of over 4,400 hospitals and providers as of December 2016.

In October 2016, we acquired Valence Health. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides value- based administration, population health and advisory services with a particular focus on the Medicaid and pediatric markets. At the time of the acquisition, Valence was supporting approximately 0.5 million lives across ten long-term operating partners with one additional partnership supporting approximately 0.4 million lives due to come onto the platform on January 1, 2017. We believe that the acquisition of Valence Health is highly complementary to Evolent’s business and brings a number of strategic benefits including: (1) enhanced capabilities in value-based care administration and claims processing; (2) increased presence and experience in the Medicaid market and (3) additional scale to our platform in the form of approximately 1.0 million incremental lives under long-term operating agreements.

We have developed what we believe is a unique partner development model. Most partner relationships begin with our transformation services, during which a partner engages us to develop a customized value-based care execution plan. This allows us to define the opportunity for our partners and embed our technology and processes while building confidence and trust that we are the best long-term infrastructure partner for the provider’s value-based care strategy. We then transition our partner to our platform and operations phase, which is governed by a long-term contract. We incur significant expenses in securing new partner relationships, and, in 2016, our business development expenses represented 6.4% of our total revenues.

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

We believe we are in the early stages of capitalizing on these long-term aligned partnerships. We believe our health system partners’ current value-based care arrangements represent a small portion of the health system’s total revenue each year. We believe the proportion of value-based care related revenues to total health system revenues will continue to grow, driven by continued price pressure in FFS, new government payment programs, growth in consumer-focused insurance programs, such as Medicare Advantage and managed Medicaid, and innovation in data and technology. Our business model benefits from scale, as we leverage our purpose-built technology platform and centralized resources in conjunction with the growth of our partners’ membership base. These resources include our network development capabilities, PBM administration, technology development, clinical program development and data analytics and network development. While our absolute investment in our centralized resources and technologies will increase over time, we expect it will decrease as a percentage of revenue as we are able to scale this investment across a broader group of partners.

Initial Public Offering, Organizational Transactions, 2016 Secondary Offering and Other Equity Transactions

Initial Public Offering

In June 2015, we completed an IPO of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share. We received $209.1 million in proceeds, net of underwriting discounts and commissions. Offering expenses incurred were $3.2 million which were recorded as a reduction of proceeds from the offering. We used the net proceeds to purchase newly-issued Class A common units from Evolent Health LLC, our consolidated subsidiary. Evolent Health LLC used the net proceeds for working capital and other general corporate and strategic purposes. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further details surrounding the IPO and related transactions.

Organizational Transactions

Historically, our business was operated through Evolent Health LLC and its predecessor. Evolent Health, Inc., was incorporated as a Delaware corporation on December 12, 2014, for the purpose of our IPO, and prior to the IPO engaged only in activities in contemplation of our IPO. Immediately prior to the completion of the IPO in June 2015, we underwent a reorganization (the “Offering Reorganization”) pursuant to which we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock. Pursuant to the Offering Reorganization, Evolent Health, Inc. merged with Evolent Health Holdings and an affiliate of TPG. In accordance with the terms of the mergers, each of the then-existing stockholders of Evolent Health Holdings, including UPMC, The Advisory Board, TPG, as well as certain other entities, existing customers and employees, received a certain number of shares of our Class A common stock in exchange for each share of common stock it held in Evolent Health Holdings, and TPG received a certain number of shares of our Class A common stock in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc. In addition, pursuant to the Offering Reorganization we issued shares of our Class B common stock to TPG and The Advisory Board, each of which was a member of Evolent Health LLC prior to the Offering Reorganization. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law or pursuant to our amended and restated certificate of incorporation or amended and restated bylaws. Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock pursuant to an exchange agreement and is otherwise non-transferable.

2016 Secondary Offering

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a public offering price of $22.50 per share. The shares sold in the offering were sold by certain affiliates of TPG, The Advisory Board, UPMC, Ptolemy Capital, LLC (together, the “Investor Stockholders”) and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”). The Company did not receive any proceeds from the sale of the shares.

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

As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased from 71.0% prior to the Exchange to 74.6% immediately after the Exchange and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc. The Company’s economic interest in Evolent Health LLC will increase if further exchanges occur.

Other Equity Transactions

The Company’s economic interest in Evolent Health LLC increased from 74.6% to 77.2% and then from 77.2% to 77.4% as a result of Class A common stock issued in conjunction with the Valence Health and Aldera transactions, respectively. Accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc. The Company’s economic interest in Evolent Health LLC will increase as shares of the Company’s Class A common stock are issued.

Organizational Structure

The diagram below shows our organizational structure as of December 31, 2016:

TPG
The Advisory Board
UPMC
Other Stockholders(4)
Class A and Class B common stock(1)
* 16.2% voting interest
* 2.5% economic interest
Class A and Class B common stock(2)
* 13.7% voting interest
* 6.1% economic interest
Class A common stock(3)
* 17.5% voting and economic interest
Class A common stock
* 51.3% voting and economic interest
Class B common units
* No voting interest
* 13.7% economic interest
* Exchangeable one-for-one with Class A common stock
Class B common units
* No voting interest
* 7.7% economic interest
* Exchangeable one-for-one with Class A common stock
Other Investor(5)
Evolent Health, Inc. (the issuer and successor to Evolent Health Holdings, Inc.)
Class A and Class B common stock
* 1.2% voting interest
* <0.1% economic interest
Class B common units
* No voting interest
* 1.2% economic interest
* Exchangeable one-for-one with Class A common stock
Class A common units
* Managing member (100% voting interest)
* 77.4% economic interest
Evolent Health LLC (operating subsidiary)
Other Subsidiaries

(1) As of December 31, 2016, TPG beneficially owned approximately 3.2% of our outstanding Class A common stock and approximately 60.7% of our outstanding Class B common stock. David Bonderman and James G. Coulter are sole shareholders of TPG Growth II Advisors, Inc. and therefore may be deemed to share voting and dispositive power with respect to, and be the beneficial owners of, the shares of Class A and Class B common stock beneficially owned by TPG.
(2) As of December 31, 2016, The Advisory Board beneficially owned approximately 7.9% of our outstanding Class A common stock and approximately 33.9% of our outstanding Class B common stock. The board of directors of The Advisory Board has voting and dispositive power over the shares of Class A common stock and Class B common stock held by The Advisory Board. The members of such board of directors disclaim beneficial ownership with respect to such shares.
(3) The board of directors of UPMC has voting and dispositive power over the shares of Class A common stock held by UPMC. The members of such board of directors disclaim beneficial ownership with respect to such shares.
(4) Includes public stockholders and employees/partners.
(5) Such shares are held by Ptolemy. Michael R. Stone has voting and dispositive power over the shares of Class A common stock and Class B common stock held by Ptolemy Capital, LLC.

Percentage economic interests are expressed in terms of an economic interest in Evolent Health LLC.

Substantially all of our operations are conducted through Evolent Health LLC, and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. For more information regarding the Offering Reorganization, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 4.”

Our Market Opportunity

In 2016, health care spending in the United States was projected to be more than $3.0 trillion, of which we estimate $1.0 trillion to be waste. We believe that a fundamental shift to value-based care can address this $1.0 trillion opportunity. We believe that for the U.S. health care system to shift to a value-based care delivery model, providers must be an empowered part of the solution. Our comprehensive technology and services platform enables providers to capitalize on this transition, which we believe will position us to be at the forefront of the transformation to value-based care.

We believe our total market opportunity is over $10.0 billion today based on health insurance expenditures, the total percentage of payments providers receive under value-based contracting, the size of the provider-sponsored health plan market and the fees we believe we can charge. We believe this opportunity will grow to over $46.0 billion by 2020 driven by health insurance expenditures increasing from approximately $2.1 trillion in 2013 to approximately $3.2 trillion in 2020, the total percentage of payments providers receive under value-based care models growing from 10% to 50%, and the provider-sponsored health plan market representing 15% of total health plan membership.

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

•
Payer contracts: Value-based contracts with third-party payers (including commercial insurers and the government) that include a full spectrum of risk for bundled payments, pay for performance to full capitation

•
Health plan: Launching a provider-owned health plan allows providers to control all of the health care insurance premiums, or premium dollars, across multiple populations, including commercial, Medicare and Medicaid

Our partners benefit from a single platform that enables them to utilize our core suite of ongoing solutions, regardless of the size or type of value-based care models they are pursuing. Our platform grows through health systems increasing membership in their existing value-based care payment model, as well as their pursuit of additional payer contracts and health plans.

Identifi®

Identifi® is our proprietary technology platform that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our provider partners and other third parties in order to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical work flows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our Value-Based Operations and increase the effectiveness of our partners’ existing technology architecture. Highlights of the capabilities of Identifi® include the following:

•
Data and integration services: Data from disparate sources, such as EMRs, and lab and pharmacy data, is collected, assembled, integrated and maintained in order to provide health care professionals with a holistic view of the patient.

•	Clinical and business content: Clinical and business content is applied to the integrated data to create actionable information in order to optimize clinical and financial performance.

•
EMR integration: Data and clinical insights from Identifi® are fed back into partner EMRs to improve both provider and patient satisfaction, create workflow efficiencies, promote clinical documentation and coding and provide clinical support at the point-of-care.

•
Applications: A suite of cloud-based applications manages the clinical, financial and operational aspects of the value-based model. Our applications are individually purchased and scale with the clinical, financial and administrative needs of our provider partners. As additional capabilities are required through our platform, they are often deployed as applications through the Identifi® platform.

Value-Based Operations

Our Value-Based Operations are empowered and supported by Identifi®. Other elements include: (1) an aligned clinical delivery network to provide improved, coordinated care, (2) a high-performing population health organization that drives clinical outcomes, (3) an efficient administrative infrastructure to administer value-based payments and (4) integration of cost management solutions including PBM and patient risk scoring. We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners in order to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our entire partner base. Through the technological and clinical integration we achieve, our solutions are delivered as ingrained components of our partner’s core operations rather than add-on solutions.

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

Integrated Cost and Revenue Management Solutions

We seek to integrate traditional cost and revenue management solutions such as PBM and risk adjustment to achieve greater adoption and performance than traditional payer-led models.

•
Pharmacy benefit management: Our team of professionals support the drug component of providers’ plan offerings and bring national buying power and dedicated resources that are tightly integrated with the care delivery model. Differentiated from what we consider to be traditional PBMs, our solution is integrated into patient care and engages population health levers including generic utilization, provider management, and utilization management to reduce unit pharmacy costs.

•
Risk adjustment: Our provider-led risk adjustment solution leverages our Identifi® platform and integrates with partners’ EMRs to minimize disruption to the physician practice and maximize physician engagement. Our prospective and retrospective risk adjustment offerings utilize comprehensive data sources to capture medical history and sophisticated analytics and workflow tools with the aim of increasing the accuracy and efficiency of retrieval and documentation. We believe that through better provider engagement and intelligent use of data, our integrated model drives more accurate documentation of patient acuity, which optimizes reimbursement and improves the quality of care.

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

Competitive Strengths

We believe we are well-positioned to benefit from the transformations occurring in health care payment and delivery described above. We believe this new environment that rewards the better use of information to drive patient outcomes aligns with our platform, recent investments and other competitive strengths.

Early Innovator

We believe we are an innovator in the delivery of a comprehensive value-based care solution for providers. We were founded in 2011, ahead of the implementation of the ACA and before the rapid expansion of programs, such as Medicare ACOs or Medicare Bundled Payment Initiatives. Since our inception, we have invested a significant amount in our offerings.

Comprehensive end to end solution

We provide an end-to-end, built-for-purpose, technology-enabled services platform for providers to transition their organization and business model to succeed in value-based payment models. We believe that offering a comprehensive and integrated solution which brings together population health management along with financial and administrative management on a single platform allows providers to accelerate their path to adoption of value-based care.

Integrated Technology Platform

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

Provider-Centric Brand Identity

We believe our provider-centric brand identity and origins differentiate us from our competitors. We believe our solutions, which have built on capabilities developed at UPMC, resonate with potential partners seeking proven solutions from providers rather than payers or non-health care businesses. Our analytical and clinical solutions are rooted in UPMC’s experience in growing a provider-led, integrated delivery network over the past 15 years, and growing to become one of the largest provider-owned health plans in the country. In addition, our deep strategic partnership with The Advisory Board strengthens our brand as a provider-friendly organization. The Advisory Board is well-recognized as an industry thought leader that made its research and technology solutions available to over 4,400 hospitals and providers as of December 2016. Our position as a payer-agnostic services organization allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with payer led solutions.

Partnership-Driven Business Model

Our business model is predicated on long-term strategic partnerships with leading providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, long-term contractual relationships and a cycle of clinical and cost improvement with shared financial benefit. We devote significant resources, primarily in the form of business development, to establish relationships with our partners. For 2016, our business development expenses represented 6.4% of our total revenues. Thereafter, beginning with the Blueprint phase of our engagement with a partner, our costs to serve our partners primarily consist of personnel-related costs for the deployment of our solution. We expect our business development expenses as a percentage of revenue to decline over time. As of December 31, 2016, our average contractual relationship with our long-term partners was approximately five years, with an average of 2.3 years of performance remaining per contract. As of December 31, 2016, we had entered into long-term contractual relationships with over 25 partners and a significant portion of our revenue is concentrated with several partners. Our three largest partners in 2016, Passport Health Plan, Indiana University Health Plan and MedStar Health, Inc., comprised 19.6%, 14.5% and 12.7%, respectively, of our revenue for 2016, or 46.8% in the aggregate. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview” for additional discussion about our largest partners.

Channel Development

Our heritage, having been founded by UPMC, one of the largest providers in the country, and The Advisory Board with over 4,400 hospital and provider members as of December 2016, along with the relationships fostered by our senior management team, have allowed us to develop a significant channel into leading health systems. Our solution empowers a fundamental shift in a provider’s business model and requires alignment of their senior management and board of directors for success. A significant portion of providers that make an investment in a Blueprint continue to partner with us for our proprietary process and integrated services, which we refer to as our Value-Based Operations.

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

Proven Leadership Team

We have made a significant investment in building an industry-leading management team. Our senior leadership team has extensive experience in the health care industry and a track record of delivering measurable clinical, financial and operational improvement for health care providers and payers. Our chief executive officer, Frank Williams, was formerly the chief executive officer of The Advisory Board, where he oversaw the growth of the company and its IPO.

Growth Opportunities

Multiple Avenues for Growth with Our Existing, Embedded Partner Base

We have established a multi-year partnership model with multiple drivers of embedded growth through the following avenues:

•	growth in lives in existing covered populations;

•	partners expanding into new lines of value-based care to capture growth in new profit pools; and

•	partners utilizing our additional capabilities, such as new Identifi® applications, PBM and TPA services.

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

Early Stages of a Rapidly Growing Transformational Addressable Market

We believe that our existing partners represent a small fraction of health systems that could benefit from our solutions. The transformation of the care delivery and payment model in the United States has been rapid, but it is still in the early stages. While approximately 10% of health care payments were paid through value-based care programs as of June 2014, it is estimated that this number will grow to over 50% by 2020.

Capitalize on Growth in Select Government-Driven Programs

Significant growth is projected in the number of people managed by government-driven programs in the United States over the next 8 years. Specifically, the CMS projects the number of Medicare beneficiaries to grow to approximately 63 million by 2020 from approximately 56 million at the end of 2016. We expect health systems to be direct beneficiaries of growth in Medicare Advantage and Medicaid Managed Care because those specific markets are well suited for value-based care. We believe that the growth in government programs will create an opportunity for health systems to capture a greater portion of the over two trillion dollars in annual health insurance expenditures. The nature of our variable fee economic model enables us to benefit from this growth in government-managed lives. A significant portion of our revenues are attributable to government-driven programs, primarily comprised of Medicaid and, to a less significant extent, Medicare. This dynamic represents a change from prior periods and results in part from our acquisition of Valence Health as well as our strategic alliance with Passport.

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

Selectively Pursue Strategic Acquisitions

We believe that the nature of our competitive landscape provides meaningful acquisition opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that providers will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche providers and non-core portions of larger enterprises. From time to time we may also pursue acquisition opportunities of businesses related to services we currently provide. As an example of executing on our strategy, in February 2016 we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. This alliance created the Medicaid Center of Excellence, which offers centralized services for provider-led Medicaid health plans. In addition, in the fourth quarter of 2016 we completed the acquisitions of Valence Health and Aldera, expanding our capabilities and expertise in the Medicaid and pediatric markets, as well as the provision of certain third party administration services.

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

As of December 31, 2016, we had long-term contractual relationships with over 25 partners. As of December 31, 2016, our average contractual relationship with our long-term partners was approximately five years, with an average of 2.3 years of performance remaining per contract. The contracts governing the relationships with our partners include key terms that define the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses.

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

Although the revenue from our long-term contracts is not guaranteed because certain of our contracts are terminable for convenience by our partners after a notice period has passed, certain partners would be required to pay us a termination fee in certain circumstances. Termination fees and the related notice period in certain of our contracts are determined based on the scope of the market-facing solutions that the partner has adopted and the duration of the contract. Most of our contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a partner’s ability to terminate the contract. However, certain of our contracts are also terminable immediately on the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities. The loss, termination or renegotiation of any contract could negatively impact our results.

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

Health Care Laws and Regulations

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce health care laws. While we believe we comply in all material respects with applicable health care laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. The following are summaries of key federal and state laws and regulations that impact our operations:

Health Care Reform

In March 2010, the ACA and the Health Care and Education Reconciliation Act of 2010, which we refer to, collectively, as health care reform, was signed into law. Health care reform contains provisions that have changed and will continue to change the health insurance industry in substantial ways. For example, health care reform includes a mandate requiring individuals to be insured or face tax penalties; a mandate that employers with over 50 employees offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer Individual Major Medical plans using pre-existing health conditions as a reason to deny an application for health insurance; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of health insurance exchanges to facilitate access to, and the purchase of, health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Health care reform amended various provisions in many federal laws, including the Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Health care reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Most of the ACA regulations became effective on January 1, 2014.

Following the 2016 presidential and congressional elections, it is likely that legislation repealing or defunding the ACA (in whole or in part), amending the ACA, amending and replacing the ACA or otherwise altering the regulatory landscape with respect to the ACA and other healthcare laws will be introduced and passed by Congress and signed into law by President Trump, consistent with statements made by President Trump and by members of Congress in recent years. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges or repeal or amendment of that legislation, we cannot quantify or predict with any certainty the likely impact of the ACA or its repeal or replacement on our business, financial condition, operating results and prospects. In addition, Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. We cannot assure you as to the ultimate content, timing, or effect of any changes, nor is it possible at this time to estimate the impact of any such potential legislation or changes. Health care reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

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

Anti-kickback Laws

In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The United States federal health care programs’ Anti-Kickback Statute makes it unlawful for individuals or entities knowingly and willfully to solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program or the purchase, lease or order, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service, or item for which payment may be made in whole or in part under a federal health care program. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from federal health care programs. The Anti-Kickback Statute raises similar compliance issues as the Stark Law. While there are safe harbors under the Anti-Kickback Statute, they differ from the Stark Law exceptions in that compliance with a safe harbor is not mandatory. If an arrangement falls outside the safe harbors, it must be evaluated on its specific facts to assess whether regulatory authorities might take the position that one purpose of the arrangement is to induce referrals of federal health care program business. Our business arrangements implicate the Anti-Kickback Statute for the same reasons they raise Stark Law issues. We evaluate whether investment and compensation arrangements being developed by us on behalf of hospital partners fall within one of the safe harbors or Medicare Shared Savings Program waiver. If not, we consider the factors that regulatory authorities are likely to consider in attempting to identify the intent behind such arrangements. We also design business models that reduce the risk that any such arrangements might be viewed as abusive and trigger Anti-Kickback Statute claims.

Antitrust Laws

The antitrust laws are designed to prevent competitors from jointly fixing prices. However, competitors often work collaboratively in order to reduce the cost of health care and improve quality. To balance these competing goals, antitrust enforcement agencies have established a regulatory framework under which claims of per se price fixing can be avoided if a network of competitors (such as an ACO or clinically integrated network) is financially or clinically integrated. In this context, we evaluate the tests for financial and clinical integration that would be applied to the provider networks that we are helping to create and support, including the nature and extent of any financial risk that must be assumed to be deemed financially integrated and the types of programs that must be implemented to achieve clinical integration. However, even if a network is integrated, it is still subject to a “rule of reason” test to determine whether its activities are, on balance, pro-competitive. The key factors in the rule of reason analysis are market share and exclusivity. We focus on network size, composition and contracting policies to strengthen our partners’ position that their networks meet the rule of reason test.

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our activities relating to the manner in which we sell and market our services, including our provider-led risk adjustment solution, may be subject to scrutiny under these laws.

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

The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which includes anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our partners’ health plans generally will be covered entities, and, as their business associate, they may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements.

HIPAA Health Care Fraud Standards

The HIPAA health care fraud statute created a class of federal crimes, including health care fraud and false statements relating to health care matters, known as the “federal health care offenses.” The HIPAA health care fraud statute prohibits, among other things, executing a scheme to defraud any health care benefit program, while the HIPAA false statements statute prohibits, among other things, concealing a material fact or making a materially false statement in connection with the payment for health care benefits, items or services. Entities that are found to have aided or abetted in a violation of the HIPAA federal health care offenses are deemed by statute to have committed the offense and are punishable as a principal.

Medicare and Medicaid

Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, as well as certain other individuals. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other health care benefits to qualifying individuals. As we increase our exposure to Medicare and Medicaid businesses through new and existing partners, including through our strategic alliance with Passport as well as our acquisition of Valence Health, we increase our exposure to changes in government policy with respect to and regulation of the Medicaid and Medicare programs in which we and our partners participate. We are subject to regulation by both CMS and state agencies in respect of certain services we provide relating to Medicaid and Medicare programs.

Because some of our partners are participants in governmental programs, our services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and other standards and requirements. As a result of surveys or audits, CMS may seek premium and other refunds, prohibit us from continuing to market or enroll members in plans, exclude us from participating in one or more programs or institute other sanctions against us if we fail to comply with CMS regulations or Medicare contractual requirements.

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. Following the 2016 presidential and congressional elections, Congress and state legislatures may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes with respect to Medicare and Medicaid programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business. Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS and Congress to continue to closely scrutinize each component of the Medicare program as well as modify the terms and requirements of the program. It is not possible to predict the outcome of this Congressional or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid and Medicare programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

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

Other State Laws

State insurance laws require licenses for certain health plan administrative activities, including TPA licenses for the processing, handling and adjudication of health insurance claims and UR agent licenses for providing medical management services. Given the nature and scope of services that we provide to certain partners, we are required to maintain TPA and UR agent licenses and ensure that such licenses are in good standing on an annual basis. In addition, laws in many states govern prompt payment obligations for health care services. These laws generally define claims payment processes and set specific time frames for submission, payment, and appeal steps. Failure to meet these requirements and time frames may result in rejection, delay of claims and possible interest and regulatory penalties. The Company has also established a captive insurance company under the laws of the State of Vermont and is subject to the captive insurance laws of that state.

Employees

As of December 31, 2016, we had approximately 2,400 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

Research and Development

Our research and development expenditures primarily consist of our strategic investment in enhancing the functionality and usability of our software, Identifi® and developing programs and processes to maximize care delivery efficiency and effectiveness. We also capitalize software development costs related to Identifi®. Our research and development expenditures and capitalized software development costs also include the suite of products developed by Valence and Aldera, respectively.

We expensed $11.1 million, $5.8 million and zero in research and development costs for the years ended December 31, 2016, 2015 and 2014, respectively. We capitalized $15.0 million, $6.4 million and zero of software development costs for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Executive Officers of the Registrant

Our executive officers as of March 2, 2017, were as follows:

Name	Age (1)	Position
Frank Williams	50	Chief Executive Officer and Director
Seth Blackley	38	President
Nicholas McGrane	48	Chief Financial Officer
Tom Peterson	46	Chief Operating Officer
Jonathan Weinberg	49	General Counsel
Steve Wigginton	50	Chief Executive Officer - Valence Health
Lydia Stone	41	Principal Accounting Officer and Corporate Controller

(1) Age shown is as of March 2, 2017.

Frank Williams is the Chief Executive Officer, co-founder and member of the Board of Directors of Evolent. Prior to Evolent, he served as the Chief Executive Officer of The Advisory Board from June 2001 to September 2008, and as its Chairman from September 2008 to August 2011. Previously, Mr. Williams also served as President of MedAmerica OnCall, President of Vivra Orthopedics and as a management consultant for Bain & Co. He currently serves on the boards of Peer Health Exchange and Head-Royce School. Mr. Williams holds a bachelor of arts with high honors in political economies of industrial societies from the University of California, Berkeley, and a master of business administration from Harvard Business School.

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

Jonathan Weinberg has served as our General Counsel since January 2014. Prior to joining Evolent, Mr. Weinberg was a Senior Vice President and Deputy General Counsel for Coventry Health Care, Inc. from 2002 to 2013, and was in charge of the day-to-day management of the legal department as well as the company’s risk management department. Prior to joining Coventry, Mr. Weinberg was an associate and then partner at Epstein Becker and Green, P.C. in the firm’s health care practice, specializing in managed care issues from 1992 to 2002. Mr. Weinberg received his bachelor of arts in history and political science from the University of Wisconsin-Madison and his juris doctorate from the Catholic University of America.

Steve Wigginton assumed the position of Chief Executive Officer of Valence Health upon consummation of our acquisition of Valence Health in October 2016. Prior to joining the leadership team at Valence Health, Mr. Wigginton had held the position of Chief Development Officer since joining Evolent in 2012. Prior to joining Evolent, Mr. Wigginton served as the founding Chief Executive Officer of Medley Health, a venture-backed technology and services provider for physician practices, from 2010 to 2012. From 2005 to 2010, Mr. Wigginton was the President of Health Integrated, a provider of health management. Prior to Health Integrated, Mr. Wigginton was Executive Vice President of Neoforma from 2000 to 2004. Mr. Wigginton joined Neoforma’s executive team after its acquisition of Pharos Technologies–a company he co-founded. Mr. Wigginton holds a bachelor of science in finance from Indiana University and a master in business administration from the Kelley School of Business, Indiana University.

Lydia Stone has served as our Controller since May 2013 and Principal Accounting Officer since September 2015. Prior to joining Evolent, Ms. Stone was a Senior Manager at BAE Systems, Inc. from November 2010 to May 2013, and was a manager at Ernst & Young LLP in its Assurance practice from August 2004 to November 2010. Ms. Stone received her master’s degree in accounting from the College of William & Mary. Ms. Stone is a Certified Public Accountant in the Commonwealth of Virginia.

Item 1A. Risk Factors

Risk factors

Our business, operations and financial position are subject to various risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the audited annual financial statements and notes thereto included elsewhere in this Form 10-K, when evaluating your investment in our securities. The risks and uncertainties described below are those that we currently believe may materially affect the Company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect the Company. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our securities could decline, and you could lose part or all of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Forward Looking Statements - Cautionary Language.”

Risks relating to our business and industry

The market for health care in the United States is in the early stages of structural change and is rapidly evolving, which makes it difficult to forecast demand for our products and services.

The market for health care in the United States is in the early stages of structural change and is rapidly evolving. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market. It is difficult to predict with any precision the future growth rate and size of our target market.

The rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. We believe demand for our products and services has been driven in large part by price pressure in traditional FFS health care, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance, broader use of the Internet and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our products and services caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. In addition, our business, financial condition and results of operations may be adversely affected if health care reform is not implemented in accordance with our expectations or if it is amended in a way that impacts our business and results in our failure to execute our growth strategies.

The health care regulatory and political framework is uncertain and evolving.
Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a health care reform measure that provides health care insurance for approximately 20 million more Americans. The ACA includes a variety of health care reform provisions and requirements that were expected to become effective at varying times through 2018 and to substantially change the way health care is financed by both governmental and private insurers, which may significantly impact our industry and our business. Following the 2016 presidential and congressional elections, it is likely that legislation repealing or defunding the ACA (in whole or in part), amending the ACA, amending and replacing the ACA or otherwise altering the regulatory landscape with respect to the ACA and other health care laws will be introduced and passed by Congress and signed into law by President Trump, consistent with statements made by President Trump and by members of Congress in recent years. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges or repeal or amendment of that legislation, we cannot quantify or predict with any certainty the likely impact of the ACA or its repeal or replacement on our business, financial condition, operating results and prospects.

In addition, Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business.
Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS and Congress to continue to closely scrutinize each component of the Medicare program as well as modify the terms and requirements of the program. It is not possible to predict the outcome of this Congressional or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the the health care delivery system, including Medicaid and Medicare programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

In addition to these health care laws and regulations, we are subject to various other laws and regulations, including, among others, the Stark Law relating to self-referrals, the whistleblower provisions of the False Claims Act, anti-kickback laws, antitrust laws, the privacy and data protection laws. We have identified instances of noncompliance in the past and cannot guarantee that we will not identify other instances in the future, or the outcome of any regulatory investigation into any non-compliance. See “Part I-Item 1. Business-Health Care Laws and Regulations” for additional information. If we were to become subject to litigation, liabilities or penalties under these or other laws or as part of a governmental review or audit, our business could be adversely affected.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception, organically as well as through acquisitions. For example, we grew from six full-time employees at inception to approximately 2,400 employees as of December 31, 2016, and our revenue increased from $25.7 million for 2013 to $254.2 million for 2016 (after the completion of the Valence Health and Aldera acquisitions). If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer. Our growth to date has increased the significant demands on our management, our operational and financial systems and infrastructure and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new employees, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of any contract could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our three largest partners in 2016, Passport Health Plan, Indiana University Health Plan and MedStar Health, Inc., comprised 19.6%, 14.5% and 12.7%, respectively, of our revenue for 2016, or 46.8% in the aggregate. Our largest partner in terms of accounts receivable in 2016, Cook County Health and Hospitals System, comprised 14.3% of such total amount as of December 31, 2016. The sudden loss of any of our partners, including our strategic alliance partner, University Health Care, Inc., d/b/a Passport Health Plan, as discussed in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview,” or the renegotiation of any of our partner contracts, could adversely affect our operating results. For example, amendments to our contracts with Piedmont WellStar Health Plan and WakeMed Health and Hospitals in 2015 significantly reduced our 2016 expected revenues under those contracts, with minimal revenues expected under the Piedmont Wellstar relationship in subsequent years and reduced revenues expected under the WakeMed contract.

During the fourth quarter of 2015, we agreed to amend the terms of our contract with WakeMed Health and Hospitals and changed our fee structure from a PMPM-based fee to a combination of a fixed-fee and a performance-based fee. The performance-based portion of our fee was tied to Wake Med’s participation in the Next Generation ACO Program. In 2016 Wake Med determined not to participate in the calendar year 2016 program; therefore the portion of our fee and the corresponding expenses related to the performance-based arrangement were eliminated from our agreement.

Because we rely on a limited number of partners for a significant portion of our revenues, we depend on the creditworthiness of these partners. Our partners are subject to a number of risks including reductions in payment rates from governmental payers and lack of predictability of financial results when entering new lines of business, such as plans established under the ACA and Aged, Blind and Disabled Medicaid. If the financial condition of our partners declines, our credit risk could increase. Should one or more of our significant partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and affect our bad debt reserves and net income.

Although we have long-term contracts with our partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. In addition, one of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our partners is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. We expect that future long-term contracts will contain similar provisions.

If we are unable to offer new and innovative products and services or our products and services fail to keep pace with advances in industry standards, technology and our partners’ needs, our partners may terminate or fail to renew their relationship with us and our revenue and results of operations may suffer.

Our success depends on providing high-quality products and services that health care providers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied partner needs, our existing technology could become undesirable, obsolete or harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing partners and potential new partners will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing partners or potential new partners, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to partner preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing partners or be unable to obtain new partners and our results of operations may suffer. In addition, should any of our partners terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other partners over that same period of time.

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

We have made and may make acquisitions, investments and alliances, including the recently completed acquisitions of Valence Health and Aldera, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. As an example, in February 2016 we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. More recently, on October 3, 2016, we completed the acquisition of Valence Health and on November 1, 2016 we completed the acquisition of Aldera.

The recently completed acquisitions of Valence Health and Aldera, as well as future acquisitions, investments and alliances could pose numerous risks to our business which could negatively impact our financial condition and results of operations, including:

•	difficulty integrating the purchased operations, products or technologies;

•	substantial unanticipated integration costs, delays and challenges that may arise in integration;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	the loss of key customers who are in turn subject to risks and financial dislocation in their businesses;

•	the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired business’ customers;

•	adverse effects on our existing business relationships with customers, suppliers, other partners, standing with regulators;

•	challenges related to the integration of businesses that operate in new geographic areas and new markets;

•	failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

•
liabilities, including acquired litigation, and expenses from the acquired businesses for contractual disputes with customers and other third parties, infringement of intellectual property rights, data privacy violations or other claims and failure to obtain indemnification for such liabilities or claims, and distraction of our personnel in connection with any related proceedings.

We may be unable to integrate the operations, products, technologies or personnel gained through the Valence Health or Aldera acquisitions or integrate or complete any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of acquired businesses or companies including Valence Health, prior to and after consummation of a transaction, may be less than expected. Counterparties in transactions may have contracts with customers and other business partners which may require consents from these parties in connection with a transaction. If these consents cannot be obtained, the Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of any combined company. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations.

In connection with these acquisitions, investments or alliances, we could incur significant costs, such as the $6.5 million expense associated with lease abandonment incurred as a result of our acquisition of Valence Health, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. For example, as part of the closing consideration for the Valence Health acquisition we issued 7.0 million shares of the Company’s Class A common stock. In addition, the market price for our Class A common stock could be affected, following the consummation of the Valence Health acquisition or any other transaction, by factors that have not historically affected the market price for our Class A common stock.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by our partner’s health care plan each month, expansion of our partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of our partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partner’s plans were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our long-term contracts is tied to the customer’s continued participation in specified payer programs over which we have no control. If the customer ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract.

In addition, the transition to value-based care may be challenging for our partners. For example, fully capitated provider risk arrangements have had a history of financial challenges for providers. Our partners may also have difficulty in value-based care if premium pricing is under pressure. Our partners may choose not to continue to capitalize affiliated health plans or subsidize losses to their reimbursement rates. Furthermore, revenue under our partner contracts may differ from our projections because of the termination of the contract for cause or at specified life cycle events, or because of fee reductions that are occasionally given after the contract is initially signed.

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of our partners to control and, if necessary, reduce health care costs, all of which are out of our control. Because certain of our partners’ revenues are highly reliant on third-party payor reimbursement funding rates and mechanisms, overall reductions of rates from such payors could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. See “Risk factors–The health care regulatory and political framework is uncertain and evolving” for additional information.

If we do not continue to attract new partners, we may not achieve our revenue projections, and our results of operations would be harmed.

In order to grow our business, we must continually attract new partners. Our ability to do so depends in large part on the success of our sales and marketing efforts. Potential partners may seek out other options. Therefore, we must demonstrate that our products and services provide a viable solution for potential partners. If we fail to provide high-quality solutions and convince individual partners of our value proposition, we may not be able to retain existing partners or attract new partners. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for our products and services due in part to the rapidly evolving nature of the health care and technology industries and the substantial resources available to our existing and potential competitors. If the market for our products and services declines or grows more slowly than we expect, or if the number of individual partners that use our solutions declines or fails to increase as we expect, our revenue, results of operations, financial condition, business and prospects could be harmed.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners and for 2016, our business development expenses represented approximately 6.4% of our total revenues. Some of our partners undertake a significant and prolonged evaluation process, including to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a long-term partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we expect to grow rapidly, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. In addition, we estimate the costs and timing for completing the transformation phase, including the Blueprint phase, of the partner relationship. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

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

The principal assumptions relating to our market opportunity include health insurance expenditures, the total percentage of payments providers receive under value-based contracting, the size of the provider-sponsored health plan market and the fees we believe we can charge. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential partners will be more attractive to our partners than competing solutions. The solution we offer our target market contemplates one strategic option—to pursue clinical and technological integration to reduce utilization and total cost—among several such options our potential partners may pursue to achieve their objectives. Our potential partners may elect to pursue a different strategic option. In addition, our assumptions could be impacted by changes to health care laws and regulations as a result of the 2016 presidential and congressional elections. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected. For more information regarding our estimates of market opportunity and the forecasts of market growth included in this Form 10-K, see “Part I - Item 1. Business.”

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing partners and to our ability to attract new partners. The promotion of our brands may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our partners, could make it substantially more difficult for us to attract new partners. Similarly, because our existing partners often act as references for us with prospective new partners, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new partners. Therefore, financial adversity of our partners’ affiliated health plans may adversely affect our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with partners, which would harm our business, results of operations and financial condition.

Consolidation in the health care industry could have a material adverse effect on our business, financial condition and results of operations.

Many health care industry participants and payers are consolidating to create larger and more integrated health care delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the health care industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as health care providers consolidate to create larger and more integrated health care delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

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

We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater brand recognition, have larger client bases and have substantially greater financial, technical and marketing resources. Other competitors have proprietary technology that differentiates their product and service offerings from ours. Our competitors are constantly developing products and services that may become more efficient or appealing to our existing partners and potential partners. Additionally, some health care information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by health care providers. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our existing partners and potential partners.

We also compete on the basis of price. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of health care industry participants, practices of managed care organizations, government action and financial stress experienced by our partners. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.

We cannot be certain that we will be able to retain our current partners or expand our partner base in this competitive environment. If we do not retain current partners or expand our partner base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the health care information technology and health care industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.

Our risk-adjustment offerings could be subject to audits by CMS and whistleblower claims under the False Claims Act.

We support provider-sponsored health plans with Medicare Advantage, Medicaid and Exchange products, as well as health systems and physician groups participating in payer-delegated risk arrangements or in the CMS Next Generation ACO Model. We anticipate that CMS will continue review and audit the results of our risk adjustment offerings, with a focus on identifying possible false claims.

In addition, aspects of our review process and coding procedures could be subject to claims under the False Claims Act or Anti-Kickback Statute. Negative results of any such audit or claim could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In addition, we entered into a services, reseller and non-competition agreement with The Advisory Board, which we refer to as The Advisory Board Reseller Agreement, that, among other things, prohibits us from promoting, marketing, offering or selling certain unbundled technology services, consulting services unless reasonably expected to lead to a long-term services contract or be part of a Blueprint engagement, or certain other services that are substantially similar to or competitive with certain Advisory Board services. Accordingly, that agreement prohibits us from selling such software or technology services on a standalone basis, but permits us to sell such services if they are part of an integrated offering to our partners and such services account for no more than 50% of the aggregate revenue attributable to our partner during the term of the contract. The Advisory Board Reseller Agreement also prohibits us from promoting, marketing, offering or selling consulting services that are not intended to be a part of our Blueprint services or any services that are substantially similar to or competitive with certain Advisory Board services. These restrictions are in effect until the earlier of June 27, 2020, and the date on which The Advisory Board no longer holds shares of our common stock. We have also entered into a reseller, services and non-competition agreement with an affiliate of UPMC, which we refer to as the UPMC Reseller Agreement, pursuant to which we are prohibited from providing products or services to certain third parties and in certain territories. These restrictions could cause our business, financial condition and results of operations to be harmed if we found it advantageous to provide products or services to such third parties or in such territories during the restricted period.

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

Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for health care in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that is important to our business, and we expect that we may need to enter into additional license agreements in the future. We rely on these licenses to use various proprietary technologies that may be material to our business, including without limitation those technologies licensed under an intellectual property and development services license agreement between us and UPMC, or the UPMC IP Agreement, a technology license agreement between us and UPMC, or the UPMC Technology Agreement, and an intellectual property license and data access agreement with The Advisory Board, or The Advisory Board IP Agreement. Under the UPMC IP Agreement, certain of UPMC’s proprietary analytics models and know-how are licensed to us on a nonexclusive basis from UPMC; pursuant to the UPMC Technology Agreement, UPMC’s proprietary technology platform, associated know-how and the Identifi® trademark are licensed to us on an irrevocable, non-exclusive basis from UPMC; in each case, subject to certain ongoing territorial, time and use restrictions. Under The Advisory Board IP Agreement, we hold a license to use a business plan and operating model designed by The Advisory Board, a right to access certain analysis, data and proprietary information of The Advisory Board, we obtain a membership in The Advisory Board’s health care industry program, and the right to access key Advisory Board personnel and assistance in our promotion and sales efforts. Our rights to use these technologies and know-how and employ the software claimed in the licensed technologies are subject to the continuation of and our compliance with the terms of those licenses. Our existing license agreements impose, and we expect that future license agreements will impose on us, various exclusivity obligations. If we fail to comply with our obligations under these agreements, the applicable licensor may have the right to terminate our license, in which case we may not be able to develop or commercialize the products or technologies covered by the license.

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

If disputes over intellectual property rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to obtain equivalent replacement licensing arrangements or to successfully develop and commercialize the affected products and technologies.

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

We rely on third-party vendors to host and maintain our technology platform, including Identifi®. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business, results of operations and financial condition. Despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service. These service interruption events could cause our platform to be unavailable to our partners and impair our ability to deliver services and to manage our relationships with new and existing partners, which in turn could materially affect our results of operations.

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

Our total assets include substantial goodwill. At December 31, 2016, we had $626.6 million of goodwill on our Consolidated Balance Sheets related to our one operating segment and reporting unit. Goodwill represents the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. In the first quarter of 2016, we recorded an impairment charge of $160.6 million on our Consolidated Statements of Operations.

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

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three-month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of March 31, 2016, ultimately resulting in an impairment charge of $160.6 million. A detailed discussion of our impairment testing is included in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”
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

•	limit our flexibility to plan for and react to changes in our business and the health care industry;

•	place us at a competitive disadvantage relative to our competitors;

•	limit our ability to pursue acquisitions; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could cause a significant decrease in our liquidity and impair our ability to pay amounts due on any indebtedness, and could have a material adverse effect on our business, financial condition and results of operations.

We have experienced net losses in the past and we may not achieve profitability in the future.

We have incurred significant net losses in the past and we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with partners, develop our platform, develop new solutions and comply with being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our partner base, we could incur increased losses because significant costs associated with entering into partner agreements are generally incurred up front, while revenue under certain of our partner agreements is recognized each period in the month in which the services are delivered. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. We may also fail to improve the gross margins of our business. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In preparing the adjusted results included in our MD&A in this Form 10-K, we have made adjustments to our historical financial information to reflect the Offering Reorganization as if it had occurred on the first day of the relevant period and we have adjusted the results to exclude the impact of purchase accounting adjustments, stock-based compensation expenses and transaction expenses related to the Offering Reorganization, IPO and other transactions as well as certain other adjustments. These adjusted measures do not represent and should not be considered as alternatives to GAAP measurements, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for additional information.

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations which could have a material adverse effect on our business, financial condition and results of operations.

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations in the future, including potential claims against us by our partners, with or without merit. Some of these matters and claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims or other matters that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our Class A common stock. Certain litigation, proceedings, government inquiries, reviews, audits or investigations or the resolution of such matters may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.

Risks relating to our structure

We are a holding company and our principal asset is our interest in Evolent Health LLC and, accordingly, we are dependent upon distributions from Evolent Health LLC to pay taxes and other expenses, including interest on the 2021 Notes.

We are a holding company and our principal asset is our ownership of Class A common units of Evolent Health LLC. We have no independent means of generating revenue. Evolent Health LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of common units each member owns. Accordingly, we incur income taxes on our allocable share of any net taxable income of Evolent Health LLC and also incur expenses related to our operations. We intend to continue to cause Evolent Health LLC to distribute cash to its members, including us, in an amount sufficient to cover all of our tax liabilities and dividends, if any, declared by us, as well as any payments due under the TRA, as described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - Tax Receivables Agreement.” In addition, we intend to cause Evolent Health LLC to distribute cash to us in an amount sufficient to cover all of our liabilities under our notes. To the extent that we need funds to pay our tax, interest or other liabilities or to fund our operations, and Evolent Health LLC is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.

We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future, and these amounts are expected to be material.

In connection with the September 2016 secondary offering and the underwriters’ option to purchase additional shares of Class A common stock, 2.2 million of the Class B common units held upon completion of the Offering Reorganization were exchanged (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock. The remaining 15.3 million Class B units may be exchanged (together with an equal number of shares of our Class B common stock) for shares of our Class A common stock in the future. The exchanges in connection with the September 2016 secondary offering resulted in increases in the tax basis of the assets of Evolent Health LLC by $43.6 million, that otherwise would not have been available. In addition, we expect that certain NOLs are available to us as a result of the transactions as described in “Tax Receivables Agreement” in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12.” These increases in tax basis and NOLs may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”), may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

We have entered into the TRA, related to the tax basis step-up of the assets of Evolent Health LLC and certain NOLs of the former members of Evolent Health LLC, with the holders of Class B common units, the former stockholders of Evolent Health Holdings and certain of our other investors. Pursuant to the TRA, we will pay such holders of Class B common units, former stockholders of Evolent Health Holdings and other investors 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of increases in tax basis resulting from our exchanges of Class B common units (calculated assuming that any post-IPO transfer of Class B common units (other than the exchanges) had not occurred) as well as certain other benefits attributable to payments under the TRA itself. For example, as a result of the tax basis step-up of the assets of Evolent Health LLC in connection with the September 2016 secondary offering, we may be required to pay up to approximately $18.5 million under the TRA.

The TRA also requires us to pay 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings and an affiliate of TPG attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA.

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the offering reorganization, if all of the Class B common units (including the units exchanged in the September 2016 secondary offering) had been acquired by us in taxable transactions at the time of the initial closing of the September 2016 secondary offering for a price of $22.50 per Class B common unit, we estimated at the pricing of the September 2016 secondary offering that the total amount we would be required to pay under the TRA could be approximately $182.7 million. This estimated amount includes approximately $26.8 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above. The actual amounts may be materially greater than these hypothetical amounts as potential future payments will vary depending on a number of factors, including the timing of further exchanges, the price of our Class A common stock at the time of the exchanges, the amount, character and timing of our income and the tax rates then applicable. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are disallowed.

If the IRS successfully challenges the tax basis increases or the existence or amount of the NOLs at any point in the future after payments are made under the TRA, we will not be reimbursed for any payments made under the TRA (although future payments under the TRA, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the IRS). As a result, in certain circumstances, we could be required to make payments under the TRA in excess of our cash tax savings.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the exchanges of Class B common units for our Class A common stock, the utilization of certain tax attributes previously held by Evolent Health Holdings and an affiliate of TPG and from payments made under the TRA.

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by any exchanges of Class B common units (together with an equal number of shares of our Class B common stock) for our Class A common stock and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion of in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - Tax Receivables Agreement” for additional information.

In certain circumstances, Evolent Health LLC will be required to make distributions to us and the other members of Evolent Health LLC and the distributions that Evolent Health LLC will be required to make may be substantial.

Evolent Health LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We intend to cause Evolent Health LLC to make pro rata cash distributions, or tax distributions, to its members in an amount sufficient to allow each member to pay taxes on such member’s allocable share of the net taxable income of Evolent Health LLC. Funds used by Evolent Health LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of Evolent Health LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result of the potential differences in the amount of net taxable income allocable to us and the Class B common unit holders, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Evolent Health LLC, the Class B common unit holders would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Class B common units in Evolent Health LLC (including any exchange upon an acquisition of us). See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends” for a discussion of our dividend policy.

In certain cases, payments by us under the TRA may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain changes of control, or if, at any time, we elect an early termination of the TRA or are in material breach of our obligations under the TRA, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits to the holders of Class B common units, the former stockholders of Evolent Health Holdings and the former stockholders of an affiliate of TPG. Such payment would be based on certain valuation assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. The benefits would be payable even though, in certain circumstances, no Class B common units are actually exchanged and no NOLs are actually used at the time of the accelerated payment under the TRA, thereby resulting in no corresponding tax basis step-up at the time of such accelerated payment under the TRA. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the TRA and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the TRA could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of holders of our Class A common stock.

Different interests among our investors or between our investors and us, including with respect to related party transactions, could prevent us from achieving our business goals.

Until October 3, 2017, one year following the date that we ceased to qualify as a “controlled company” under the NYSE rules, we expect that a majority of our board of directors will include directors who are affiliated with entities that may have commercial relationships with us. Certain of our pre-IPO investors could have business interests that conflict with those of the other investors, which may make it difficult for us to pursue strategic initiatives that require consensus among our owners.

Our relationship with our pre-IPO investors, who owned 33.6% of our Class A common stock, 100% of our Class B common stock and a 22.6% economic interest in Evolent Health LLC, as of December 31, 2016, could create conflicts of interest among our investors, or between our investors and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our investors. In addition, our pre-IPO investors may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when Evolent Health, Inc. should terminate the TRA and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO investors’ tax or other considerations even where no similar benefit would accrue to us. Except as set forth in the TRA and the stockholders’ agreement that we entered into with our pre-IPO investors at the time of our IPO, which we refer to as the stockholders’ agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and our pre-IPO investors or among our pre-IPO investors. We may not be able to resolve any potential conflicts between us and a pre-IPO investor and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

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

Risks relating to ownership of our securities

We expect that our stock price will be volatile and may fluctuate or decline significantly.

The trading price of our Class A common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	economic and political conditions or events;

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial reports and results of operations;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	indebtedness incurred in the future;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory developments; and

•	litigation and governmental investigations.

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock, including any shares of Class A common stock they receive upon conversion of our 2021 Notes, and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our Class A common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. As a new public company, if one or more of the analysts who cover us downgrades our stock, or if our results of operations do not meet their expectations, our stock price could decline which could, in turn, adversely affect the value of the notes.

The market price of our Class A common stock could decline as a result of sales by our existing stockholders or if a substantial number of shares become available for sale and are sold in a short period of time in the future.

If our existing stockholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of Class A common stock could also depress our market price. As of December 31, 2016, there were 52.6 million shares of Class A common stock outstanding. In addition, 4.0 million options that are held by our employees are currently exercisable or will be exercisable in 2017. In addition, certain of our executive officers, directors and employees hold additional shares of Class A common stock that may be available for resale under Rule 144 (in the case of restricted stock, after the shares have vested).

In connection with acquisitions and other transactions, from time to time we issue shares in transactions exempt from registration under the Securities Act. For example, in connection with the acquisition of Valence Health, we issued 7.0 million shares of our Class A common stock in transactions exempt from registration under the Securities Act.

The market price of shares of our Class A common stock may drop significantly as a result of the issuance of additional shares, the resale of such shares or when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock eligible for sale upon the exchange of Class B common units or conversion of the notes.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock eligible upon the exchange of Class B common units (together with an equal number of shares of our Class B common stock) or conversion of the notes or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate.

As of December 31, 2016, 52.6 million Class A common stock and 15.3 million Class B common units were outstanding. Each Class B common unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock. Pursuant to our registration rights agreement, we granted registration rights to the holders of the Class B common units with respect to their shares of Class A common stock delivered in exchange for their Class B common units, as well as certain other holders of our Class A common stock. Resales of these securities were registered pursuant to our Registration Statement on Form S-3, File No. 333-212709, initially filed on July 28, 2016 and declared effective on August 12, 2016. In addition, a substantial number of shares of our Class A common stock is reserved for issuance upon the conversion of the notes. We cannot assure you if or when any future offerings or resales of these shares may occur.

Some provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws and certain of our contracts may deter third parties from acquiring us.

Among other things, our amended and restated certificate of incorporation and our amended and restated bylaws:

•	divides our board of directors into three staggered classes of directors that are each elected to three-year terms;

•	prohibits stockholder action by written consent;

•
authorizes the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	prohibits cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	provides that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board or the chief executive officer;

•	requires advance notice to be given by stockholders for any stockholder proposals or director nominees;

•
requires the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to amend certain provisions of our amended and restated certificate of incorporation and any provision of our amended and restated bylaws; and

•	requires the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to remove directors and only for cause.

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

In preparation of our IPO in 2015, we identified a material weakness in our internal control over financial reporting, and if we are unable to remedy our material weakness, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

Prior to the completion of our IPO, we were a private company and had limited accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. Upon becoming a publicly-traded company, we became required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We were not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the filing of this 2016 10-K. Pursuant to the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting in general until the earlier of (1) the year in which our public float exceeds $700 million as of June 30 of the respective year or (2) December 31, 2020.

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

We are currently in the process of remediating the material weakness and have taken numerous steps that we believe will address the underlying causes of the material weakness. Steps we have taken include hiring additional, and reallocating existing, accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department, enhancing our internal review procedures during the financial statement close process and refining our existing internal control documentation. This initiative has placed significant demands on our financial and operational resources, as well as our IT systems. Our current efforts to design and implement an effective control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. During the course of the design and implementation, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weakness described above. The material weakness described above or any newly identified material weakness could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. If we fail to effectively remediate deficiencies in our control environment, if we identify future material weaknesses in our internal controls over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. We also could become subject to investigations by the NYSE, the SEC or other regulatory authorities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. During the course of preparing for our IPO, we concluded that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. We also are taking and intend to continue to take advantage of reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company, and exemptions from the requirement of holding advisory “say on pay” votes on executive compensation and advisory votes on golden parachute compensation. We cannot predict if investors will find our securities less attractive if we rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and prices may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be until December 31, 2020.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 91,000 square feet of office space. We occupy approximately 90,000 square feet of office space in Chicago, Illinois, as a result of our acquisition of Valence Health. We also occupy office space in Lisle, Illinois, as a result of our acquisition of Aldera. In addition, we occupy office space in San Francisco, California and also incur monthly rental expense to have a limited number of personnel on-site at certain client locations. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 9 - Commitments,” the rental expense on operating leases was $5.9 million for 2016.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data - Note 9 - Litigation Matters.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market and Dividend Information

Market Information

On June 5, 2015, we closed an IPO of our Class A common stock at price of $17.00 per share. Prior to that time, there was no public market for our stock. Our Class A common stock is traded on the New York Stock Exchange under the symbol “EVH.” The following presents the high and low prices for our Class A common stock on the New York Stock Exchange during the periods indicated:

	2016		2015
Fiscal Period	High	Low	High	Low
First Quarter	$12.80	$8.14	$—	$—
Second Quarter	19.22	9.78	19.93	17.54
Third Quarter	26.84	17.94	23.15	15.35
Fourth Quarter	25.66	14.70	17.37	11.86

Our Class B common stock is not listed nor traded on any stock exchange.

Holders

As of February 24, 2017, there were 57 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder. As of February 24, 2017, there were three holders of record of our Class B common stock.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock between June 5, 2015, and December 31, 2016, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on June 5, 2015, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Class A common stock.

The following table was used to prepare the graph above:

	6/5/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
Evolent Health, Inc.	$100	$115	$94	$71	$62	$113	$145	$87
NASDAQ Health Care Index	100	101	85	93	77	77	84	77
NYSE Composite Index	100	98	89	92	93	96	98	101

(b) None

(c) None

Item 6. Selected Financial Data

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in its operating subsidiary, Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Subsequent to the Series B Reorganization on September 23, 2013, and prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. As a result, the financial statements of Evolent Health, Inc. for the years ended December 31, 2015, 2014 and 2013, do not reflect a complete view of the operational results for those periods as follows:

•
Evolent Health, Inc.’s results for 2015 reflect, (i) the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through December 31, 2015;

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

The following selected financial data (in thousands, except per share data) was derived from the audited consolidated financial statements and should be read in conjunction with “Part I - Item 1A. Risk Factors,” “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying audited consolidated financial statements and notes to consolidated financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in future periods.

	For the Years Ended December 31,
	2016	2015	2014	2013
Total revenue	$254,188	$96,878	$—	$25,671
Goodwill impairment	160,600	—	—	—
Gain on consolidation	—	414,133	—	—
Gain on deconsolidation	—	—	—	46,246
Income (loss) from affiliate	(841)	(28,165)	(25,246)	(4,241)
Net income (loss)	(226,778)	319,814	(25,246)	20,023
Per share data:
Net income (loss) - basic	$(3.55)	$13.14	$(13.46)	$2.51
Net income (loss) - diluted	(3.55)	6.93	(13.46)	0.99

	As of December 31,
	2016	2015	2014	2013
Goodwill	$626,569	$608,903	$—	$—
Investments in and advances to affiliates	2,159	—	37,203	50,940
Total assets	1,199,839	1,015,514	37,203	50,940
Long-term debt	120,283	—	—	—
Redeemable preferred stock	—	—	39,273	37,680
Non-controlling interests	209,588	285,238	—	—
Total equity (deficit)	912,114	934,579	(2,070)	13,260

The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire twelve month period ended December 31, 2016, and include the results from Passport, Valence Health and Aldera from February 1, 2016, October 3, 2016, and November 1, 2016, respectively. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information about the acquisitions.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data” as well as “Part I - Item 1A. Risk Factors.”

INTRODUCTION

Background and Recent Events

Evolent was originally organized as a corporation in August 2011 and was capitalized through contributions of cash and intangible assets in exchange for preferred stock.

In September 2013, Evolent Health, Inc. undertook a reorganization (the “Series B Reorganization”) in which Evolent Health Holdings was formed and Evolent Health, Inc. converted into Evolent Health LLC, a limited liability company. Evolent Health Holdings did not control Evolent Health LLC after the Series B Reorganization, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting.

Evolent Health, Inc., the registrant, was incorporated as a Delaware corporation in December 2014, for the purpose of the Company’s IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock (the “Offering Reorganization”). Pursuant to the Offering Reorganization, Evolent Health, Inc. merged with Evolent Health Holdings and an affiliate of TPG. In accordance with the terms of the mergers, each of the then-existing stockholders of Evolent Health Holdings, including UPMC, The Advisory Board, TPG, as well as certain other entities, existing partners and employees, received a certain number of shares of our Class A common stock in exchange for each share of common stock it held in Evolent Health Holdings, and TPG received a certain number of shares of our Class A common stock in exchange for 100% of the equity that it held in its affiliate that was merged with Evolent Health, Inc. In addition, pursuant to the Offering Reorganization we issued shares of our Class B common stock to TPG, The Advisory Board and Ptolemy Capital, LLC, each of which was a member of Evolent Health LLC prior to the Offering Reorganization. Shares of our Class B common stock vote together with shares of our Class A common stock as a single class, except as otherwise required by law or pursuant to our amended and restated certificate of incorporation or amended and restated bylaws. Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock and is otherwise non-transferable pursuant to an exchange agreement.

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

During 2016, the Company undertook various transactions (including a secondary offering of our Class A common shares, debt issuance, business combinations, equity method investment and an asset acquisition) which impact year-to-year comparisons. Following is a discussion of each transaction.

2016 Secondary Offering

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a public offering price of $22.50 per share. The shares sold in the offering were sold by certain affiliates of TPG, The Advisory Board, UPMC, Ptolemy Capital, LLC (together, the “Investor Stockholders”) and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”). The Company did not receive any proceeds from the sale of the shares.

The shares sold in the offering consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to the exercise of an existing exchange right.

The newly-issued shares of the Company’s Class A common stock were issued to certain Investor Stockholders in exchange (the “Exchange”) for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units it received in the Exchange. As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased to 74.6% immediately after the Exchange.

2016 Convertible Notes Offering

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 in a Private Placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2021 Notes were issued at par for net proceeds of $120.2 million, after deducting fees and expenses. The closing of the Private Placement of the 2021 Notes occurred on December 5, 2016. The Company intends to use the net proceeds for working capital and other general corporate purposes.

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock.

The 2021 Notes are convertible into shares of the Company’s Class A common stock, based on an initial conversion rate of 41.6082 shares of Class A common stock per $1,000 principal amount of 2021 Notes, which is equivalent to an initial conversion price of approximately $24.03 per share of the Company’s Class A common stock. In the aggregate, the 2021 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole fundamental change under the Indenture).

Acquisition of Aldera

On November 1, 2016, the Company completed the acquisition of Aldera, which is the primary software provider for the Valence Health TPA platform. The acquisition provides control over a key vendor for Valence Health’s TPA services. The merger consideration, net of certain closing and post-closing adjustments was $34.3 million based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on November 1, 2016, and consisted of 0.5 million shares of the Company’s Class A common stock and $17.5 million in cash. Also included in the merger consideration was $7.0 million related to a prepaid asset assessed as a pre-existing relationship that was effectively settled upon acquisition and eliminated in the post-combination consolidated financial statements, with no gain or loss recognized on settlement. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for details of the accounting for this transaction.

Acquisition of Valence Health

On October 3, 2016, the Company completed its acquisition of Valence Health. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides value-based administration, population health and advisory services. In its 20-year history, Valence Health has developed particular expertise in the Medicaid and pediatric markets. The addition of Valence Health is expected to strengthen the Company’s operational capabilities and provide increased scale and client diversification. The merger consideration, net of certain closing and post-closing adjustments was $217.0 million based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on October 3, 2016, and consisted of 7.0 million shares of the Company’s Class A common stock and $54.8 million in cash. The shares issued to Valence Health stockholders represented approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock immediately following the transaction. The transaction also included an earn-out of up to $12.4 million, fair valued at $2.6 million as of October 3, 2016, payable by January 30, 2017, in the Company’s Class A common stock, tied to new business activity contracted on or before December 31, 2016. As of December 31, 2016, Valence Health did not contract sufficient business to be eligible for payment of the earn-out consideration. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for details of the accounting for this transaction.

Upon closing of the Valence Health acquisition, UPMC, TPG and The Advisory Board Company no longer control a majority of the voting power of the Company’s outstanding common stock. As such, the Company is no longer a “controlled company” under the New York Stock Exchange rules.

Equity Investment in GPAC

During the second quarter of 2016, the Company acquired 21,429 Class B Units of GPAC for $3.0 million in cash. The investment represented a 27% economic interest and a 28% voting interest in GPAC at the date of the transaction. The Company has determined it has significant influence but that it does not have control over GPAC. Accordingly, the investment is accounted for under the equity method of accounting and the Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. As of December 31, 2016, the Company owned a 26% economic interest and a 28% voting interest in GPAC.

Vestica Asset Acquisition

On March 1, 2016, the Company entered into an Asset Purchase Agreement between Vestica and Evolent Health LLC. As part of the transaction, the Company paid $7.5 million to acquire certain assets from Vestica to further align our interests with one of our existing partners. Vestica can earn an additional $4.0 million in consideration, which is being held in escrow, based on certain future events. This transaction also includes an arrangement under which Vestica will continue to perform certain services on our behalf related to the acquired assets.

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

Acquisition of Passport

On February 1, 2016, the Company entered into a strategic alliance with Passport, a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to approximately 0.3 million Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares as consideration to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third-party Medicaid businesses in future periods.

This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. We believe the Medicaid Center of Excellence, which combines Passport’s capabilities with our existing capabilities and technology platform, enhances our ability to further expand into the growing market in provider-sponsored, community-based Medicaid health plans throughout the United States. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for details of the accounting for this transaction. Revenue from the 10-year service arrangement comprised 19.6% of our revenue for the year ended December 31, 2016, and we expect it to continue to contribute significantly to our future results of operations.

Business Overview

We are a market leader and a pioneer in the new era of health care delivery and payment, in which leading providers are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from FFS reimbursement to value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

We consider value-based care to be the necessary convergence of health care payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS health care, public policy, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance driven by the emergence of the health insurance exchanges and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of health care delivery costs, their primary position with consumers and their strong local brand.

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

As of December 31, 2016, we had long-term contractual relationships with over 25 partners, and a significant portion of our revenue is concentrated with several partners. Our three largest partners, Passport, Indiana University Health and MedStar Health, Inc. comprised 19.6%, 14.5% and 12.7%, respectively, of our revenue for 2016, or 46.8% in the aggregate.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As of December 31, 2016, we believe we have sufficient liquidity for the next twelve months.

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

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching its historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during the period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

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

We performed our annual goodwill impairment test in October 2016. As of October 31, 2016, our single reporting unit passed our qualitative assessment as we did not identify sufficient indicators of impairment to require a Step 1 evaluation. We did not perform any further analysis. For more information, refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 7.”

Intangible Assets, Net
Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. Examples of such circumstances include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, or a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group exceed the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. The estimation of future undiscounted cash flows expected to result from the use and disposition of an asset or group requires significant judgment and future results may vary from current assumptions.

As discussed above, during the first quarter of 2016, our single reporting unit failed the Step 1 test for goodwill impairment, thus triggering an impairment analysis of the carrying value our intangible asset group.  In conjunction with the impairment testing of the carrying value of our goodwill, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable.  We performed a Step 1 test, which required management to compare the total undiscounted future cash flows of the intangible asset group to the current carrying amount.  The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group.  Based on our Step 1 test, we concluded the carrying amount of our long-lived assets were recoverable given the pre-tax, undiscounted cash flows exceed the carrying value of the asset group.

Management did not identify any additional indicators of impairment during 2016, or for the years ended December 31, 2015 and 2014.

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

The Company recognizes revenue associated with certain transformation contracts based on a proportionate performance method, where revenue is recognized each period in proportion to the amount of the contract completed during that period. Contract completion is measured using output measures as best estimated by labor hours incurred compared to the total estimated labor hours necessary to complete our performance obligations contained in the contract.

Revenue Recognition - Platform and Operations

After the transformation phase, the Company often enters into a multi-year service contract with its customers where various population health, health plan operations, third-party health plan and PBM services are provided on an ongoing basis to the members of the customers’ plans typically in exchange for a monthly service fee, PMPM fee or a percentage of plan premiums.  Revenue from these contracts is recognized in the month in which the services are delivered.  In certain arrangements, there is a contingent portion of our service fee including meeting service level targets, sharing in rebates, shared medical savings arrangements based on financial performance and other performance measures. The Company continuously monitors its compliance with these arrangements and recognizes revenue when the amount is estimable and there is evidence to support meeting the criteria.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a four-year period and expire ten years from the date of grant.

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

•
Expected term - The expected term of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based on the midpoint convention.

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

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. Prior to adopting the new pronouncement, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets when the amount of cash taxes paid was impacted by the windfalls and shortfalls. Under ASU 2016-09, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company’s consolidated statements of operations without regard to the impact on cash taxes paid. For the year ended December 31, 2016, the Company recognized an immaterial discrete tax benefit related to net windfall tax benefits from share-based compensation, increasing its NOL carryforward and valuation allowance.

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

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016, including ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We intend to adopt the requirements of this standard effective January 1, 2018, and while we are evaluating the impact to our financial condition and results of operations, we expect the adoption of this ASU to require the inclusion of additional disclosures surrounding the nature and timing of our revenue. With respect to ASU 2014-09, we have formulated an implementation team and begun the evaluation process. We have evaluated a number of our contracts and at this point there is no clear indication regarding overall impact to our financial statements. We intend to complete the process during 2017, and until we have a clear indication of the impact of the adoption of the new standard we will not finalize our implementation method.

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

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Subsequent to the Series B Reorganization on September 23, 2013, and prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. As a result, the financial statements of Evolent Health, Inc. for the years ended December 31, 2015 and 2014, do not reflect a complete view of the operational results for those periods as follows:

•
Evolent Health, Inc.’s results for 2015 reflect (i) the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through December 31, 2015; and

•	Evolent Health, Inc.’s results for 2014 reflect only the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC.

The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire twelve- month period ended December 31, 2016.

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

Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), TPA support and other services provided by one of our investors, UPMC, as well as other professional fees.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of employee-related expenses (including compensation, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, PBM administration, technology infrastructure, clinical program development and data analytics.

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, amortization of intangible assets recorded as part of the Vestica, Valence Health and Aldera transactions closed during 2016, depreciation of property and equipment and amortization of bond premiums.

Evolent Health, Inc. Results (1)

	For the Years Ended		Change Over
	December 31,		Prior Period (2)
(in thousands)	2016 (3)	2015	$	%
Revenue
Transformation	$38,320	$19,906	$18,414	N/A
Platform and operations	215,868	76,972	138,896	N/A
Total revenue	254,188	96,878	157,310	N/A

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	155,177	57,398	97,779	N/A
Selling, general and administrative expenses	160,692	75,286	85,406	N/A
Depreciation and amortization expenses	17,224	7,166	10,058	N/A
Goodwill impairment	160,600	—	160,600	N/A
(Gain) loss on change in fair value
of contingent consideration	(2,086)	—	(2,086)	N/A
Total operating expenses	491,607	139,850	351,757	N/A
Operating income (loss)	$(237,419)	$(42,972)	$(194,447)	N/A

Transformation revenue as
a % of total revenue	15.1%	20.5%
Platform and operations revenue
as a % of total revenue	84.9%	79.5%
Cost of revenue as a %
of total revenue	61.0%	59.2%
Selling, general and administrative
expenses as a % of total revenue	63.2%	77.7%

(1) Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment for the year ended December 31, 2014. Therefore, Evolent Health, Inc. did not have any operations in 2014 and, as a result, we did not include results for the year ended December 31, 2014, in the table above. See “Evolent Health, Inc. Adjusted Results” below for further discussion of the adjusted operating results.
(2) As a result of the Offering Reorganization, the operational results for the year ended December 31, 2015, do not reflect a complete view of the Company’s operations for that period. Therefore, we believe that a comparison of the year ended December 31, 2016, which reflects the full operations of Evolent Health LLC for that entire period, to the year ended December 31, 2015, would not yield a meaningful comparison for the reader. As such, we have excluded the presentation of percentage changes from the table above. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information regarding the Offering Reorganization.
(3) Results for the year ended December 31, 2016, include the results of Passport, Valence Health and Aldera from February 1, 2016, October 3, 2016 and November 1, 2016, respectively. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information regarding these transactions.

Comparison of 2016 to 2015

Evolent Health, Inc.'s results for the year ended December 31, 2016, reflect a complete view of the operational results as the results of operations of Evolent Health LLC have been included for the full period. However, Evolent Health, Inc.’s results for the year ended December 31, 2015, consolidate the results of Evolent Health LLC only for the period subsequent to the Offering Reorganization. We believe that a more detailed comparative discussion of the results for the year ended December 31, 2016, and the year ended December 31, 2015, would not yield a meaningful comparison for the reader. Revenue in 2016 was $254.2 million, as compared to $96.9 million in the prior year. Transformation revenue in 2016 was $38.3 million, as compared to $19.9 million in the prior year. Platform and operations revenue in 2016 was $215.9 million, as compared to $77.0 million in the prior year. Cost of revenue in 2016 was $155.2 million as compared to $57.4 million in the prior year. Selling, general and administrative expenses in 2016 were $160.7 million, as compared to $75.3 million in the prior year. Depreciation and amortization expenses in 2016 were $17.2 million, as compared to $7.2 million in the prior year. Revenue and operating expenses increased over the prior year period primarily as a result of the consolidation of Evolent Health LLC, growth in the organization and an increase in customers under long-term contracts. Goodwill impairment in 2016 was $160.6 million, as compared to zero in the prior year as a result of an impairment charge recorded during the first quarter of 2016. Gain on change in fair value of contingent liability was $2.1 million in 2016, as compared to zero in the prior year. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016.

Discussion of Non-Operating Results

Interest income (expense), net

As a result of the Offering Reorganization, the cash and cash equivalents and investments of Evolent Health LLC are consolidated and reflected on our Consolidated Balance Sheets subsequent to June 3, 2015. Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We expect our average cash and cash equivalents to decline in future periods as we use those funds for operations.

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021. Holders of the 2021 Notes are entitled to interest, which is payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.8 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $0.2 million related to our 2021 Notes for the year ended December 31, 2016. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” for further details of the convertible debt offering.

Gain on consolidation

As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recognized a gain of $414.1 million for the year ended December 31, 2015. We accounted for obtaining control of Evolent Health LLC as a step acquisition and, accordingly, recognized the fair value of Evolent Health LLC’s assets and liabilities as of the effective date of the Offering Reorganization, including goodwill of $608.9 million and intangible assets of $169.0 million. During the first quarter of 2016, we recorded an impairment charge of $160.6 million on our consolidated statements of operations as the implied fair value of goodwill was less than the carrying amount. See “Critical Accounting Policies and Estimates” above for further details of the goodwill impairment.

Income (loss) from affiliate

During the second quarter of 2016, the Company acquired an equity stake in GPAC for $3.0 million. The Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. For the year ended December 31, 2016, Evolent Health, Inc.’s proportional share of the losses of GPAC was $0.8 million. The GPAC equity investment is further discussed at “Part II - Item 8. Financial Statements and Supplementary Data - Note 14.”

Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC in 2015 (prior to the Offering Reorganization) was $28.2 million which included $0.8 million related to the amortization of a basis differential. Evolent Health, Inc.’s proportionate share of the losses of Evolent Health LLC in 2014 was $25.2 million, which included $2.0 million related to the amortization of a basis differential.

As a result of the Offering Reorganization, the financial results of Evolent Health LLC are consolidated and reflected in our financial results subsequent to June 3, 2015. As such, we did not recognize income (loss) from the Evolent Health LLC affiliate for the year ended December 31, 2016.

Provision (benefit) for income taxes

Our income tax expense relates to federal and state jurisdictions in the United States. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, impairment of nondeductible goodwill, taxable gain recognized as part of the contribution of the Valence Health net assets to Evolent Health LLC, and the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. The Company will report taxes only on its share of Evolent Health LLC income and the consolidated income tax benefit, which excludes earnings allocable to the non-controlling interest.

During 2016 and 2015, we examined all sources of taxable income that may be available for the realization of remaining net deferred tax assets. Given the Company’s cumulative loss position, we concluded that there are no other current sources of taxable income and are currently reflecting a full valuation allowance in our financial statements recorded against our net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. As such, our effective tax rate in 2016 and 2015 was lower than the 35% U.S. federal statutory rate.

Net income (loss) attributable to non-controlling interests

As a result of the Offering Reorganization and as of June 4, 2015, we now consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of December 31, 2016, we own only 77.4% of the economic rights of the results of operations of Evolent Health LLC and eliminate the non-controlling interest from our results of operations. For the year ended December 31, 2016, our results reflect a $67.0 million net loss attributable to non-controlling interests, which represents the allocation of the operating losses of Evolent Health LLC. For the year ended December 31, 2015, our results reflect a $12.7 million net loss attributable to non-controlling interests, which represents the allocation of the operating losses of Evolent Health LLC for the period June 4, 2015, through December 31, 2015. During the year, net income (loss) is allocated to the non-controlling interests monthly based on the membership interests at the time. As a result, the allocation of net income (loss) for the year may not agree to the ending non-controlling ownership interest for the year.

Comparison of 2015 to 2014

We accounted for our investment in Evolent Health LLC as an equity method investment prior to the Offering Reorganization. Accordingly, our GAAP results for the year ended December 31, 2014, and for the portion of 2015 prior to the Offering Reorganization (January 1, 2015, through June 3, 2015) reflect only income (loss) from our affiliate, Evolent Health LLC. As a result, the financial statements of Evolent Health, Inc. for the years ended December 31, 2015 and 2014, do not reflect a complete view of our operational results for the respective periods. For the year ended December 31, 2015, Evolent Health, Inc.’s revenue was $96.9 million compared to zero in the prior year, transformation revenue was $19.9 million compared to zero in the prior year, platform and operations revenue was $77.0 million compared to zero in the prior year, cost of revenue was $57.4 million compared to zero in the prior year, selling, general and administrative expenses were $75.3 million compared to zero in the prior year and depreciation and amortization expenses were $7.2 million compared to zero in the prior year. We believe that a more detailed comparative discussion of the results for the year ended December 31, 2015, and the year ended December 31, 2014, would not yield a meaningful comparison for the reader.

NON-GAAP FINANCIAL MEASURES

As described above, Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the years ended December 31, 2015 and 2014, do not reflect a complete view of the operational results for the respective periods. The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire year ending December 31, 2016. In order to provide a consistent presentation for the periods before and after June 4, 2015, and effectively provide comparative results, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred at the beginning of each respective period, and therefore include the operations of Evolent Health LLC for the entire year ended December 31, 2014, the period from January 1, 2015, through June 3, 2015, and the period from June 4, 2015, through December 31, 2015, when the results were consolidated. Including Evolent Health LLC’s results for these periods is not consistent with GAAP and should not be considered as an alternative to comparable GAAP measures. Certain non-GAAP measures below reflect certain income statement line items in relevant periods as adjusted to reflect results from operations for the years ended December 31, 2015 and 2014, as if the Offering Reorganization had occurred at the beginning of each respective period. The presentation also reflects other adjustments, as discussed below.

In addition to disclosing financial results that are determined in accordance with GAAP, we present and discuss Adjusted Revenue, Adjusted Transformation Revenue, Adjusted Platform and Operations Revenue, Adjusted Cost of Revenue, Adjusted Selling, General and Administrative Expenses, Adjusted Depreciation and Amortization Expenses, Adjusted Total Operating Expenses and Adjusted Operating Income (Loss), which are all non-GAAP financial measures, as supplemental measures to help investors evaluate our fundamental operational performance. We believe these measures are useful across time in evaluating our fundamental core operating performance. Management also uses certain of these measures to manage our business, including in preparing its annual operating budget, financial projections and compensation plans. We believe that certain of these measures are also useful to investors because similar measures are frequently used by securities analysts, investors and other interested parties in their evaluation of companies in similar industries.

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

Adjusted Cost of Revenue and Adjusted Selling, General and Administrative Expenses are defined as cost of revenue and selling, general and administrative expenses, respectively, adjusted to include cost of revenue and selling, general and administrative expenses, as applicable, of Evolent Health LLC for periods prior to the Offering Reorganization, and to exclude the impact of stock-based compensation expenses and transaction costs related to acquisitions and business combinations, the Offering Reorganization, IPO and other securities offerings as well as other one-time adjustments. Management uses Adjusted Cost of Revenue and Adjusted Selling, General and Administrative Expenses as supplemental performance measures which are also useful to investors because they facilitate an understanding of our long term operational costs while removing the effect of transaction costs that are one-time and costs that are non-cash (stock-based compensation expenses) in nature. Additionally, these supplemental performance measures facilitate an understanding of a breakdown of our Adjusted Total Operating Expenses.

Adjusted Depreciation and Amortization Expenses is defined as depreciation and amortization expenses adjusted to include depreciation and amortization expenses of Evolent Health LLC for periods prior to the Offering Reorganization, and to exclude the impact of amortization expenses related to intangible assets acquired through acquisitions and business combinations. Management uses Adjusted Depreciation and Amortization Expenses as a supplemental performance measure because it reflects a complete view of the operational results while removing the impact of purchase accounting adjustments. The measure is also useful to investors because it facilitates an understanding of a breakdown of our Adjusted Total Operating Expenses.

Adjusted Total Operating Expenses is defined as the sum of Adjusted Cost of Revenue, Adjusted Selling, General and Administrative Expenses, Adjusted Depreciation and Amortization Expenses, and reflects the adjustments made in those non-GAAP measures. Adjusted Total Operating Expenses is adjusted to exclude the impact of one-time adjustments, such as goodwill impairment, and items arising from acquisitions and business combinations, such as gain on change in fair value of contingent consideration.

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

Evolent Health, Inc. Adjusted Results

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
					Add:			Evolent Health, Inc.
	Evolent		Evolent	Evolent	Evolent		Evolent	as Adjusted
	Health, Inc.		Health, Inc.	Health, Inc.	Health LLC		Health, Inc.	Change Over Prior Period *
(in thousands)	as Reported	Adjustments	as Adjusted	as Reported	Operations(1)	Adjustments	as Adjusted	$	%
Revenue
Transformation (2)	$38,320	$114	$38,434	$19,906	$15,755	$1,524	$37,185	$1,249	3.4%
Platform and operations (2)	215,868	1,976	217,844	76,972	46,059	3,304	126,335	91,509	72.4%
Total revenue	254,188	2,090	256,278	96,878	61,814	4,828	163,520	92,758	56.7%
Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below) (3)	155,177	(5,431)	149,746	57,398	44,839	(2,518)	99,719	50,027	50.2%
Selling, general and administrative expenses (4)	160,692	(32,753)	127,939	75,286	58,457	(38,230)	95,513	32,426	33.9%
Depreciation and amortization expenses (5)	17,224	(2,773)	14,451	7,166	2,637	—	9,803	4,648	47.4%
Goodwill impairment (6)	160,600	(160,600)	—	—	—	—	—	—	—%
(Gain) loss on change in fair value of
contingent consideration (7)	(2,086)	2,086	—	—	—	—	—	—	—%
Total operating expenses	491,607	(199,471)	292,136	139,850	105,933	(40,748)	205,035	87,101	42.5%
Operating income (loss)	$(237,419)	$201,561	$(35,858)	$(42,972)	$(44,119)	$45,576	$(41,515)	$5,657	13.6%

Adjusted Transformation Revenue
as a percent of Adjusted Revenue			15.0%				22.7%
Adjusted Platform and Operations Revenue
as a percent of Adjusted Revenue			85.0%				77.3%
Adjusted Cost of Revenue as a percent
of Adjusted Revenue			58.4%				61.0%
Adjusted Selling, General and Administrative
Expenses as a percent of Adjusted Revenue			49.9%				58.4%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through June 3, 2015, prior to consolidation.

(2)
As part of our acquisitions of Valence Health and Aldera, we recorded deferred revenue purchase accounting adjustments to transformation revenue and platform and operations revenue of approximately $2.0 million for the year ended December 31, 2016. As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recorded the fair value of deferred revenue resulting in a $4.9 million reduction to the book value. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional details of the Offering Reorganization. This resulted in adjustments of approximately $0.1 million and $4.8 million to transformation revenue and platform and operations revenue for the years ended December 31, 2016 and 2015, respectively, related to purchase accounting adjustments which reflect the portion of the adjustment that would have been recognized in the respective period.

(3)
Adjustments to cost of revenue include approximately $2.7 million and $2.5 million in stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, including approximately $1.1 million in 2016 related to the acceleration of Valence Health’s unvested equity awards that vested upon close of the Valence Health acquisition. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or its consolidated subsidiaries. Adjustments also include transaction costs of approximately $2.8 million for the year ended December 31, 2016, resulting from acquisitions and business combinations.

(4)
Adjustments to selling, general and administrative expenses include approximately $19.8 million and $34.0 million in stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, including approximately $2.8 million in 2016 related to the acceleration of Valence Health’s unvested equity awards that vested upon close of the Valence Health acquisition. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or its consolidated subsidiaries. Adjustments also include transaction costs of approximately $6.5 million and $4.3 million for the years ended December 31, 2016 and 2015, respectively, resulting from acquisitions and business combinations and costs relating to our Offering Reorganization, IPO and other securities offerings. There was an additional one-time adjustment of approximately $6.5 million for the year ended December 31, 2016, related to a lease abandonment expense incurred as a result of the Valence Health acquisition.

(5)
Adjustments to depreciation and amortization expenses of approximately $2.8 million for the year ended December 31, 2016, relate to amortization of intangible assets acquired via asset acquisitions and business combinations in 2016.

(6)
The adjustment represents a write down of goodwill as described in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

(7)
The adjustment represents a change in the fair value of contingent consideration associated with the Valence Health and Passport transactions, as discussed further in “Part II - Item 8. Financial Statements - Note 4.”

* The dollar and percentage changes over prior period based on GAAP results are presented in “Evolent Health, Inc. Results” above.

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
		Add:				Add:			Evolent Health, Inc.
	Evolent	Evolent		Evolent	Evolent	Evolent		Evolent	as Adjusted
	Health, Inc.	Health LLC		Health, Inc.	Health, Inc.	Health LLC		Health, Inc.	Change Over Prior Period *
(in thousands)	as Reported	Operations (1)	Adjustments	as Adjusted	as Reported	Operations (2)	Adjustments	as Adjusted	$	%
Revenue
Transformation (3)	$19,906	$15,755	$1,524	$37,185	$—	$36,289	$—	$36,289	$896	2.5%
Platform and operations (3)	76,972	46,059	3,304	126,335	—	64,599	—	64,599	61,736	95.6%
Total revenue	96,878	61,814	4,828	163,520	—	100,888	—	100,888	62,632	62.1%
Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below) (4)	57,398	44,839	(2,518)	99,719	—	73,122	(758)	72,364	27,355	37.8%
Selling, general and administrative expenses (5)	75,286	58,457	(38,230)	95,513	—	76,521	(10,897)	65,624	29,889	45.5%
Depreciation and amortization expenses	7,166	2,637	—	9,803	—	3,694	—	3,694	6,109	165.4%
Total operating expenses	139,850	105,933	(40,748)	205,035	—	153,337	(11,655)	141,682	63,353	44.7%
Operating income (loss)	$(42,972)	$(44,119)	$45,576	$(41,515)	$—	$(52,449)	$11,655	$(40,794)	$(721)	(1.8)%

Adjusted Transformation Revenue
as a percent of Adjusted Revenue				22.7%				36.0%
Adjusted Platform and Operations Revenue
as a percent of Adjusted Revenue				77.3%				64.0%
Adjusted Cost of Revenue as a percent
of Adjusted Revenue				61.0%				71.7%
Adjusted Selling, General and Administrative
Expenses as a percent of Adjusted Revenue				58.4%				65.0%

(1)	Represents the operational results of Evolent Health LLC for the period January 1, 2015, through June 3, 2015, prior to consolidation.

(2)	Represents the operational results of Evolent Health LLC for the period January 1, 2014, through December 31, 2014.

(3)
As part of the Offering Reorganization and as a result of gaining control of Evolent Health LLC, we recorded the fair value of deferred revenue resulting in a $4.9 million reduction to the book value. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional details of the Offering Reorganization. Adjustments to transformation revenue and platform and operations revenue relate to purchase accounting adjustments which reflect the portion of the adjustment that would have been recognized in the respective period.

(4)
Adjustments to cost of revenue include $2.5 million and $0.8 million in stock-based compensation expense for the year ended December 31, 2015 and 2014, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or its consolidated subsidiaries, Evolent Health LLC, Valence Health and Aldera.

(5)
Adjustments to selling, general and administrative expenses include $34.0 million and $10.3 million in stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively. Stock-based compensation expense includes the value of equity awards granted to employees and non-employee directors of the Company or its consolidated subsidiaries. Adjustments also include transaction costs of $4.3 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively, resulting from acquisitions and business combinations and costs relating to our Offering Reorganization, IPO and other securities offerings.

* The dollar and percentage changes over prior period based on GAAP results are not presented as Evolent Health Inc. did not have any operations for the year ended December 31, 2014. The Company accounted for Evolent Health LLC as an equity method investment for the year ended December 31, 2014.

Comparison of the Adjusted Results of 2016 to Adjusted Results of 2015

Adjusted Revenue

Adjusted Revenue increased by $92.8 million, or 56.7%, to $256.3 million in 2016 as compared to the prior year.

Adjusted Transformation Revenue increased by $1.2 million, or 3.4%, to $38.4 million in 2016 as compared to the prior year. The increase was attributable primarily to the timing of work being performed on existing contracts and timing of contracts executed with new partners. Adjusted Transformation Revenue accounted for 15.0% and 22.7% of our total Adjusted Revenue in 2016 and 2015, respectively. Over time, we expect Adjusted Transformation Revenue to decrease as a percentage of total Adjusted Revenue as we expect Adjusted Transformation Revenue to be relatively stable as we seek to add a similar number of customers each year combined with the higher growth we are experiencing in our platform and operations revenue.

Adjusted Platform and Operations Revenue accounted for 85.0% and 77.3% of our total Adjusted Revenue in 2016 and 2015, respectively. Adjusted Platform and Operations Revenue increased by $91.5 million, or 72.4%, to $217.8 million in 2016 as compared to the prior year. This increase was driven primarily by the addition of approximately 0.8 million lives on our platform during the year. Furthermore, the acquisition of Valence Health on October 3, 2016, added approximately 0.5 million incremental lives to our existing lives on platform, bringing the total to approximately 2.0 million lives on platform as of December 31, 2016. Combined, this represented a growth of approximately 1.3 million lives or 181.5% over the prior year. We ended 2016 with over 25 revenue-producing partners compared to 9 as of December 31, 2015, with 10 such partners added during the fourth quarter of 2016 as a result of our acquisition of Valence Health.

Adjusted Cost of Revenue (exclusive of Adjusted Depreciation and Amortization Expenses)

Adjusted Cost of Revenue increased $50.0 million, or 50.2%, to $149.7 million, in 2016 as compared to the prior year, of which $18.0 million and $0.8 million were related to Valence Health and Aldera, respectively. Other than increases due to Valence Health and Aldera, the increase in our Adjusted Cost of Revenue was due primarily to additional personnel costs, professional fees and other general costs of $15.8 million, $12.8 million and $2.6 million, respectively, to support our growing customer base and service offerings. The $18.0 million in Adjusted Cost of Revenue related to Valence Health was primarily made up of $13.9 million, $1.5 million and $1.7 million in personnel costs, professional fees and technology services, respectively. The $0.8 million in Adjusted Cost of Revenue related to Aldera was primarily a result of $0.5 million incurred in personnel costs.

Adjusted Cost of Revenue represented 58.4% and 61.0% of total Adjusted Revenue in 2016 and 2015, respectively. Our Adjusted Cost of Revenue decreased as a percentage of our total Adjusted Revenue year-over-year resulting from greater economies of scale.

Adjusted Selling, General and Administrative Expenses

Adjusted Selling, General and Administrative Expenses increased $32.4 million, or 33.9%, to $127.9 million in 2016 as compared to the prior year, of which $9.4 million and $1.5 million were related to Valence Health and Aldera, respectively. Other than increases due to Valence Health and Aldera, the increase in Adjusted Selling, General and Administrative Expenses was due primarily to additional personnel costs, including investments in business development, research and development and general overhead of $15.1 million. Additionally, our legal fees, professional fees, and technology service costs related to our growth increased $2.8 million, $2.6 million and $2.2 million, respectively, year over year. These amounts were offset by a net $1.6 million decrease in other costs during 2016. The $9.4 million in Adjusted Selling, General and Administrative Expenses related to Valence Health included $4.7 million, $1.5 million and $1.1 million in personnel costs, rent expense and technology service costs, respectively. The $1.5 million of Adjusted Selling, General and Administrative Expenses related to Aldera was primarily the result of $1.1 million incurred in personnel costs. While our Adjusted Selling, General and Administrative Expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total Adjusted Revenue over the long term. Adjusted Selling, General and Administrative Expenses represented 49.9% and 58.4% of total Adjusted Revenue in 2016 and 2015, respectively.

Adjusted Depreciation and Amortization Expenses

Adjusted Depreciation and Amortization Expenses increased $4.6 million, or 47.4%, to $14.5 million in 2016 as compared to the prior year. The increase in Adjusted Depreciation and Amortization Expenses was due primarily to the full year of amortization of the intangible assets recorded as a result of the Offering Reorganization in 2015. We expect Adjusted Depreciation and Amortization Expenses to increase in future periods as we continue to capitalize internal-use software and depreciate acquired assets resulting from future acquisitions and business combinations.

Comparison of the Adjusted Results of 2015 to Adjusted Results of 2014

Adjusted Revenue

Adjusted Revenue increased by $62.6 million, or 62.1%, to $163.5 million in 2015 as compared to the prior year.

Adjusted Transformation Revenue increased by $0.9 million, or 2.5%, to $37.2 million in 2015 as compared to the prior year. The increase was attributable primarily to the timing of work being performed on existing contracts and timing of contracts executed with new partners. Adjusted Transformation Revenue accounted for 22.7% and 36.0% of our total Adjusted Revenue in 2015 and 2014, respectively.

Adjusted Platform and Operations Revenue accounted for 77.3% and 64.0% of our total Adjusted Revenue in 2015 and 2014, respectively. Adjusted Platform and Operations Revenue increased by $61.7 million, or 95.6%, to $126.3 million in 2015 as compared to the prior year. This increase was driven primarily by enrollment growth of 65.8% from 432,837 lives on our platform as of December 31, 2014, to 717,526 lives on our platform as of December 31, 2015. In addition, $2.1 million of the $61.7 million increase in 2015 was associated with shared savings payments that were received and recognized in the third quarter of 2015. We ended 2015 with nine partners in the platform and operations phase as compared to five as of December 31, 2014, and eleven partners under long-term agreements as of December 31, 2015, as compared to eight as of December 31, 2014.

Adjusted Cost of Revenue (exclusive of Adjusted Depreciation and Amortization Expenses)

Adjusted Cost of Revenue increased by $27.4 million, or 37.8%, to $99.7 million in 2015 as compared to the prior year. Approximately $12.5 million of the increase in Adjusted Cost of Revenue was due primarily to additional personnel costs related to growth in our Adjusted Revenue and delivery of our services. The remaining increase was attributable to a $10.5 million increase in TPA services due to additional members on our platform, $3.2 million in professional fees, $0.6 million in travel expenses and $0.6 million in other costs. Adjusted Cost of Revenue accounted for 61.0% and 71.7% of our total Adjusted Revenue in 2015 and 2014, respectively. Our Adjusted Cost of Revenue decreased as a percentage of our total Adjusted Revenue in 2015 due primarily to scale economics with our existing clients.

Adjusted Selling, General and Administrative Expenses

Adjusted Selling, General and Administrative Expenses increased by $29.9 million, or 45.5%, to $95.5 million in 2015 as compared to the prior year. Approximately $24.6 million of the increase was due to additional personnel costs including investments in business development, research and development and overhead departments. The remaining increase was due to $1.5 million in technology-related services, $1.4 million in corporate travel and entertainment expenses, $1.3 million in professional fees and $1.1 million in other costs associated with our growth. Adjusted Selling, General and Administrative Expenses accounted for 58.4% and 65.0% of our total Adjusted Revenue in 2015 and 2014, respectively.

Adjusted Depreciation and Amortization Expenses

Adjusted Depreciation and Amortization Expenses increased $6.1 million, or 165.4%, to $9.8 million in 2015 as compared to the prior year. The increase was due primarily to the amortization of the intangible assets recorded as a result of the Offering Reorganization on June 4, 2015.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The financial statements of Evolent Health, Inc. include the consolidated results and cash flows of Evolent Health LLC for the twelve months ended December 31, 2016. As noted in “Results of Operations” above, Evolent Health, Inc. is the managing member of Evolent Health LLC and the financial statements of Evolent Health, Inc. for the year ended December 31, 2015, include the consolidated results and cash flows of Evolent Health LLC for the period June 4, 2015, through December 31, 2015, and reflect the results of Evolent Health LLC as an equity method investment for the period January 1, 2015, through June 3, 2015 and the year ended December 31, 2014. As a result, we did not have cash flows from operating, investing or financing activities for the period January 1, 2015, through June 3, 2015, or for the year ended December 31, 2014.

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $237.4 million, $43.0 million and zero, in 2016, 2015 and 2014, respectively. Net cash used in operating activities was $35.5 million, $18.5 million and zero in 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had $134.6 million of cash and cash equivalents.

We believe our current cash, short-term investments and other sources of liquidity will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash and Cash Equivalents, Restricted Cash and Investments

As of December 31, 2016, the Company had $134.6 million of cash and cash equivalents, $40.4 million in restricted cash and restricted investments and $44.3 million of investments.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data:”

	For the Years Ended
	December 31,
	2016	2015
Net cash provided by (used in) operating activities	$(35,510)	$(18,468)
Net cash provided by (used in) investing activities	(97,797)	(43,684)
Net cash provided by (used in) financing activities	122,144	207,878

We did not have cash flows from operating, investing or financing activities from January 1, 2015, through June 3, 2015, (prior to the Offering Reorganization) or for the year ended December 31, 2014, as the only activity for the Company was our portion of the losses from our equity method investment as noted in the introductory paragraph above.

Operating Activities

Cash flows used in operating activities of $35.5 million in 2016 were due primarily to our net loss of $226.8 million, offset by non-cash items, including goodwill impairment of $160.6 million, stock-based compensation expense of $18.6 million, depreciation and amortization expense of $17.2 million, a $6.5 million loss related to the abandonment of the 14th Floor Space lease and a $7.0 million prepayment of a license with Aldera. Our operating cash flows were affected by the timing of customer billings and vendor payments, including the timing of pass-through payments related to PBM programs.

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

Investing Activities

Cash flows used in investing activities of $97.8 million in 2016 were due primarily to cash outflows for the acquisitions of Valence Health and Aldera for $53.7 million and $17.5 million, respectively. We also paid $11.5 million in connection with our acquisition of Vestica’s assets and $3.0 million for our equity investment in GPAC. Purchases of property and equipment resulted in a further cash outflow of $15.5 million during the year. These amounts were offset by the maturity of investment securities in the amount of $9.4 million.

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

Financing Activities

Cash flows provided by financing activities of $122.1 million in 2016 were due primarily to net proceeds received from the issuance of our 2021 Notes of $121.3 million, along with proceeds from exercises of stock options of approximately $1.3 million, offset by taxes withheld for vests of restricted stock units.

Cash flows provided by financing activities of $207.9 million in 2015 included proceeds received from our IPO of $209.1 million and proceeds from the exercise of stock options of $0.2 million subsequent to the Offering Reorganization, partially offset by the payment of $1.4 million in deferred offering costs.

Convertible Senior Debt Offering

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 in a Private Placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2021 Notes were issued at par for net proceeds of $120.2 million. We incurred $4.8 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense over the contractual term of the 2021 Notes. The closing of the Private Placement of the 2021 Notes occurred on December 5, 2016. The Company intends to use the net proceeds for working capital and other general corporate purposes.

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock.

The 2021 Notes are convertible into shares of the Company’s Class A common stock, based on an initial conversion rate of 41.6082 shares of Class A common stock per $1,000 principal amount of the 2021 Notes, which is equivalent to an initial conversion price of approximately $24.03 per share of the Company’s Class A common stock. In the aggregate, the 2021 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole fundamental change under the Indenture).

Contractual Obligations

Our contractual obligations (in thousands) as of December 31, 2016, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$8,883	$15,708	$9,815	$22,379	$56,785
Purchase obligations related to vendor contracts	2,276	393	—	—	2,669
2021 Notes interest payments	2,466	4,992	5,022	—	12,480
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$13,625	$21,093	$139,837	$22,379	$196,934

During the year ended December 31, 2016, the only material change outside the ordinary course of business in the contractual obligations set forth above was the addition of the principal and interest payments related to the 2021 Notes, as discussed in “Convertible Senior Debt Offering” above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $40.4 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $30.6 million, collateral for letters of credit required as security deposits for facility leases of $4.9 million, letters of credit held with financial institutions for risk-sharing arrangements of $5.0 million and other restricted balances as of December 31, 2016. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through December 31, 2016, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our pre-IPO investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 17.”

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

Interest Rate Risk

As of December 31, 2016, cash and cash equivalents and restricted cash and restricted investments were $175.0 million, which consisted of bank deposits with FDIC participating banks of $168.9 million, cash equivalents deposited in a money-market fund of $1.1 million, and $5.0 million of restricted investments held in certificates of deposits with original maturities in excess of 12 months. Additionally, as of December 31, 2016, we held $44.3 million in investments. The cash on deposit with banks is not susceptible to interest rate risk. Our restricted investments and investments are classified as held-to-maturity and therefore are not subject to interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of December 31, 2016, we had $120.3 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Equity Market Risk

We have exposure to equity market risk related to the potential exchange of our Class B common shares. Pursuant to and subject to the terms of an exchange agreement and the third amended and restated LLC agreement of Evolent Health LLC, holders of our Class B common shares may at any time and from time to time exchange their Class B common shares, together with an equal number of Class B common units of Evolent Health LLC, for shares of our Class A common stock on a one-for-one basis. A decision to exchange these shares may be, in part, driven by equity market conditions and, more specifically, the price of our Class A common stock. An exchange of our Class B common shares would:

•	Increase our ownership in our consolidated operating subsidiary, Evolent Health LLC. See “Item 8. Financial Statements and Supplementary Data - Note 4” for additional information;

•
Increase the number of outstanding shares of our Class A common stock. See “Item 8. Financial Statements and Supplementary Data - Note 10” for information relating to potentially dilutive securities and the impact on our historical earnings per share; and

•
Increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets and possibly subject us to payments under the TRA agreement. See “Item 8. Financial Statements and Supplementary Data - Note 12” for further information on tax matters related to the exchange of Class B common shares.

For example, as discussed in the “Background and Recent Events” section above, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a public offering price of $22.50 per share in September 2016. The shares sold in the offering consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to the exercise of an existing exchange right.

The newly-issued shares of the Company’s Class A common stock were issued to certain Investor Stockholders in exchange (the “Exchange”) for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units it received in the Exchange. As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased to 74.6% immediately after the Exchange.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Evolent Health, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and redeemable preferred stock and of cash flows present fairly, in all material respects, the financial position of Evolent Health, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company accounted for its investment in its subsidiary as an equity method investment from January 1, 2014 through June 3, 2015. Subsequent to June 3, 2015, in connection with the reorganization described in Note 1, the Company consolidated the results of its subsidiary.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 2, 2017

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$134,563	$145,726
Restricted cash and restricted investments	34,416	4,703
Accounts receivable, net (amounts related to affiliates: 2016 - $8,258; 2015 - $10,185)	40,635	20,381
Prepaid expenses and other current assets (amounts related to affiliates: 2016 - $4,507; 2015 - $1,220)	11,011	4,208
Investments, at amortized cost	44,341	9,445
Total current assets	264,966	184,463
Restricted cash and restricted investments	6,000	1,582
Investments, at amortized cost	—	44,618
Investments in and advances to affiliates	2,159	—
Property and equipment, net	31,179	12,796
Prepaid expenses and other non-current assets	10,043	—
Intangible assets, net	258,923	163,152
Goodwill	626,569	608,903
Total assets	$1,199,839	$1,015,514

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2016 - $13,480; 2015 - $13,311)	$43,892	$16,699
Accrued liabilities (amounts related to affiliates: 2016 - $3,211; 2015 - $828)	29,160	6,047
Accrued compensation and employee benefits	38,408	21,925
Deferred revenue	20,481	14,835
Total current liabilities	131,941	59,506
Long-term debt, net of discount	120,283	—
Other long-term liabilities	14,655	111
Deferred tax liabilities, net	20,846	21,318
Total liabilities	287,725	80,935

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized as of December 31, 2016 and 2015;
52,586,899 and 41,491,498 shares issued and outstanding as of December 31, 2016 and 2015, respectively	506	415
Class B common stock - $0.01 par value; 100,000,000 shares authorized as of December 31, 2016 and 2015;
15,346,981 and 17,524,596 shares issued and outstanding as of December 31, 2016 and 2015, respectively	153	175
Additional paid-in-capital	555,250	342,063
Retained earnings (accumulated deficit)	146,617	306,688
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	702,526	649,341
Non-controlling interests	209,588	285,238
Total equity (deficit)	912,114	934,579
Total liabilities, redeemable preferred stock and shareholders' equity (deficit)	$1,199,839	$1,015,514

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenue
Transformation (1)	$38,320	$19,906	$—
Platform and operations (1)	215,868	76,972	—
Total revenue	254,188	96,878	—

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	155,177	57,398	—
Selling, general and administrative expenses (1)	160,692	75,286	—
Depreciation and amortization expenses	17,224	7,166	—
Goodwill impairment	160,600	—	—
(Gain) loss on change in fair value of contingent consideration	(2,086)	—	—
Total operating expenses	491,607	139,850	—
Operating income (loss)	(237,419)	(42,972)	—
Interest income (expense), net	723	293	—
Gain on consolidation	—	414,133	—
Income (loss) from affiliates	(841)	(28,165)	(25,246)
Other income (expense), net	4	—	—
Income (loss) before income taxes and non-controlling interests	(237,533)	343,289	(25,246)
Provision (benefit) for income taxes	(10,755)	23,475	—
Net income (loss)	(226,778)	319,814	(25,246)
Net income (loss) attributable to non-controlling interests	(67,036)	(12,680)	—
Net income (loss) attributable to Evolent Health, Inc.	$(159,742)	$332,494	$(25,246)

Earnings (Loss) Available to Common Shareholders
Basic	$(159,742)	$330,310	$(31,137)
Diluted	(159,742)	319,814	(31,137)

Earnings (Loss) per Common Share
Basic	$(3.55)	$13.14	$(13.46)
Diluted	(3.55)	6.93	(13.46)

Weighted-Average Common Shares Outstanding
Basic	45,031	25,129	2,314
Diluted	45,031	46,136	2,314

(1)	Amounts related to affiliates included above are as follows (see Note 17):

	Revenue
	Transformation	$482	$940	$—
	Platform and operations	34,267	23,642	—
	Expenses
	Cost of revenue (exclusive of depreciation and amortization expenses)	22,207	14,050	—
	Selling, general and administrative expenses	2,027	1,542	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(226,778)	$319,814	$(25,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on consolidation	—	(414,133)	—
Gain on change in fair value of contingent liability	(2,086)	—	—
Loss from lease abandonment	6,456	—	—
(Income) loss from affiliates	841	28,165	25,246
Depreciation and amortization expenses	17,224	7,166	—
Goodwill impairment	160,600	—	—
Stock-based compensation expense	18,604	14,730	—
Acceleration of unvested equity awards for Valence employees	3,897	—	—
Deferred tax provision (benefit)	(10,755)	23,460	—
Other	916	172	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(11,044)	11,756	—
Prepaid expenses and other current assets	(9,968)	(2,036)	—
Accounts payable	(6,371)	2,764	—
Accrued liabilities	15,229	(3,788)	—
Accrued compensation and employee benefits	6,678	11,402	—
Deferred revenue	1,200	(17,998)	—
Other current liabilities	—	58	—
Other long-term liabilities	(153)	—	—
Net cash provided by (used in) operating activities	(35,510)	(18,468)	—
Cash Flows from Investing Activities
Cash acquired upon consolidation of affiliate	—	13,065	—
Cash paid for asset acquisition or business combination	(82,560)	—	—
Purchases of investments	—	(54,234)	—
Investments in and advances to affiliates	(3,000)	—	—
Maturities and sales of investments	9,379	4,000	—
Purchases of property and equipment	(15,526)	(6,515)	—
Change in restricted cash and restricted investments	(6,090)	—	—
Net cash provided by (used in) investing activities	(97,797)	(43,684)	—
Cash Flows from Financing Activities
Proceeds from initial public offering, net of offering costs	—	209,087	—
Proceeds from stock option exercises	1,259	152	—
Proceeds from issuance of convertible notes, net of issuance costs	121,250	—	—
Payments of deferred offering costs	—	(1,361)	—
Taxes withheld for vesting of restricted stock units	(365)	—	—
Net cash provided by (used in) financing activities	122,144	207,878	—

Net increase (decrease) in cash and cash equivalents	(11,163)	145,726	—
Cash and cash equivalents as of beginning-of-period	145,726	—	—
Cash and cash equivalents as of end-of-period	$134,563	$145,726	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$—	$21,810	$11,091
Non-cash repurchase of series A preferred stock	—	—	(1,500)
Non-cash issuance of series B-1 preferred stock	—	—	1,593
Non-cash issuance of Class A common stock	177,795	—	325
Non-cash deferred financing costs payable	1,036	—	—
Acquisition consideration payable	1,148	—	—
Accrued property and equipment purchases	446	—	—
Effects of the Offering Reorganization
Reclassification of deferred offering costs acquired to additional paid-in capital	—	3,154	—
Conversion of existing equity as part of the Offering Reorganization	—	39,014	—
Issuance of Class B common stock	—	196	—
Assumption of non-controlling interest as a result of merger with TPG affiliate	—	34,875	—
Effects of the Secondary Offering
Decrease in non-controlling interests as a result of the Exchange	28,220	—	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2013	7,900	12,847	6,468	24,833	—	—	7,700	2	3,824	—	—	—	13,818	(560)	—	13,260
Issuance of common stock	—	—	—	—	—	—	—	—	272	1	—	—	324	—	—	325
Non-cash issuance of common stock
to Evolent Health LLC	—	—	—	—	—	—	—	—	—	—	—	—	11,091	—	—	11,091
Repurchase of series A preferred stock	—	—	—	—	—	—	(300)	—	—	—	—	—	(1,500)	—	—	(1,500)
Issuance of series B-1 preferred stock	—	—	—	—	360	1,593	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—	—	(48)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,246)	—	(25,246)
Balance as of December 31, 2014	7,900	12,847	6,468	24,833	360	1,593	7,400	2	4,048	1	—	—	23,733	(25,806)	—	(2,070)
Non-cash issuance of common stock
to Evolent Health, LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net income (loss) prior to the Offering
Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock sold in
initial public offering, net of offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	2,144	—	—	2,144
Stock-based compensation subsequent
to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	14,730	—	—	14,730
Exercise of stock options	—	—	—	—	—	—	—	—	39	—	—	—	152	—	—	152
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	360,659	(12,680)	347,979
Balance as of December 31, 2015	—	—	—	—	—	—	—	—	41,491	415	17,525	175	342,063	306,688	285,238	934,579
Cumulative-effect adjustment from
adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	468	(329)	(139)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	16,147	—	—	16,147
Acceleration of unvested equity awards
for Valence Health employees	—	—	—	—	—	—	—	—	162	2	—	—	3,897	—	—	3,899
Exercise of stock options	—	—	—	—	—	—	—	—	221	—	—	—	1,259	—	—	1,259
Restricted stock units vested, net of shares
withheld for taxes	—	—	—	—	—	—	—	—	84	—	—	—	2,193	—	—	2,193
Exchange of Class B common stock	—	—	—	—	—	—	—	—	2,178	22	(2,178)	(22)	28,220	—	(28,220)	—
Tax impact of Class B common stock
exchange	—	—	—	—	—	—	—	—	—	—	—	—	1,606	—	—	1,606
Issuance of Class A common stock for
business combinations	—	—	—	—	—	—	—	—	8,451	67	—	—	177,715	—	—	177,782
Tax impact of Class A common stock
issued for business combinations	—	—	—	—	—	—	—	—	—	—	—	—	1,427	—	—	1,427
Reclassification of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(19,745)	—	19,745	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(159,742)	(67,036)	(226,778)
Balance as of December 31, 2016	—	$—	—	$—	—	$—	—	$—	52,587	$506	15,347	$153	$555,250	$146,617	$209,588	$912,114

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company’s services include providing our customers, who we refer to as partners, with a population management platform, integrated data and analytics capabilities, PBM services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. (“Evolent Health Holdings”), merged with and into Evolent Health, Inc. in connection with the Offering Reorganization. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”), Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the Offering Reorganization, IPO, secondary offering (as described below) and acquisitions (as described in Note 4), as of December 31, 2016, Evolent Health, Inc. owned 77.4% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and, therefore, controls its operations. The financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

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

Secondary Offering

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a public offering price of $22.50 per share. The shares sold in the offering were sold by certain affiliates of TPG, The Advisory Board, UPMC, Ptolemy Capital, LLC (together, the “Investor Stockholders”) and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”). The Company did not receive any proceeds from the sale of the shares.

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

As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% as of September 19, 2016, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc. The Company’s economic interest in Evolent Health LLC will increase if further exchanges occur.

Since its inception, the Company has incurred losses from operations. As of December 31, 2016, the Company had cash and cash equivalents of $134.6 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with GAAP. Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

As discussed in Note 4, amounts as of and for the year ended December 31, 2014, and for the period January 1, 2015, through June 3, 2015, presented in our consolidated financial statements and notes to consolidated financial statements represent the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC for the period September 24, 2013, through June 3, 2015. The amounts as of December 31, 2015, for the period from June 4, 2015, through December 31, 2015, and as of and for the year ended December 31, 2016, reflect our operations, which consolidate the operations of Evolent Health LLC. Amounts as of and for the year ended December 31, 2016, also reflect the results of operations of Valence Health and Aldera from October 3, 2016, and November 1, 2016, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

Comprehensive Income

No elements of comprehensive income were present for any periods presented.

Fair Value Measurement

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. Our Consolidated Balance Sheets include various financial instruments (primarily cash not held in money-market funds, restricted cash, accounts receivable, accounts payable, accrued expenses, deferred revenue and other liabilities) that are carried at cost and that approximate fair value.

See Note 16 for further discussion regarding fair value measurement.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company holds materially all of our cash in bank deposits with FDIC participating banks, at cost, which approximates fair value. Cash and cash equivalents held in money market funds are carried at fair value, which approximates cost.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments are carried at cost and include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of December 31,
	2016	2015
Collateral for letters of credit
for facility leases (1)	$4,852	$3,710
Collateral with financial institutions (2)	4,950	—
Pharmacy benefit management
and claims processing services (3)	30,555	2,479
Other	59	96
Total restricted cash
and restricted investments	40,416	6,285

Non-current restricted investments (2)	4,950	—
Non-current restricted cash (1)	1,050	1,582
Total non-current restricted cash
and restricted investments	6,000	1,582
Current restricted cash
and restricted investments	$34,416	$4,703

(1) Represents restricted cash of approximately $4.9 million related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral for letters of credit held with financial institutions for risk-sharing arrangements. The collateral amount is invested in restricted certificates of deposit with original maturities in excess of 12 months. The restricted investments are classified as held-to-maturity and stated at cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates cost as of December 31, 2016. See Note 9 for further discussion of our risk-sharing arrangements.
(3) Represents cash held on behalf of clients to process PBM and other claims. Approximately $27.0 million of the amount in this category is related to a new client relationship established during 2016.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded when amounts are contractually billable under our customer contracts and are recorded at the invoiced amount and do not bear interest. The Company’s contracts typically include installment payments that do not necessarily correlate to the pattern of revenue recognition. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable on an individual account basis. The allowance is adjusted periodically based on management’s determination of collectability, and any accounts that are determined to be uncollectible are written off against the allowance. The Company did not record an allowance for doubtful accounts in 2016 or 2015, as all amounts were determined to be collectible.

Due to the timing of invoicing, the Company had recorded unbilled receivables of $1.8 million and $0.1 million as of December 31, 2016 and 2015, respectively. Unbilled receivables are considered short-term and generally invoiced subsequent to the month the services are provided. While terms vary by contract, payment for services is typically contractually linked to the provision of specified services, with the timing of invoicing occurring in advance or subsequent to the services period.

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation) for employees engaged in research and development activities as well as third party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and were $11.1 million, $5.8 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at our single reporting unit level, which is consistent with the way management evaluates our business. Acquisitions to date have been complementary to the Company’s core business, and therefore goodwill is assigned to our single reporting unit to reflect the synergies arising from each business combination.

We perform a two-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete the two-step goodwill impairment test. In Step 1 of the evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required. In Step 2, the implied fair value of goodwill is determined. The fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value; and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations. See Note 7 for additional discussion regarding the goodwill impairment tests conducted during 2016 and 2015.

Intangible Assets, Net

As noted above, on June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our equity-method investee, Evolent Health LLC, at fair value. The Company acquired additional intangible assets in conjunction with strategic acquisitions made during 2016. Information regarding the determination and allocation of the fair value of the acquired assets and liabilities are further described within Note 4.

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. The following summarizes the estimated useful lives by asset classification:

Corporate trade name	20 years
Customer relationships	15-25 years
Technology	5-7 years

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group exceed the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. See Note 7 for additional discussion regarding our intangible assets.

Long-term Debt

As discussed in Note 8, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 in a Private Placement in December 2016. The 2021 Notes are carried at cost, net of deferred financing costs, as long-term debt on the Consolidated Balance Sheets. The deferred financing costs will be amortized to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest rate method. Cash interest payments are due semi-annually in arrears - on June 1 and December 1 each year, starting on June 1, 2017. We will accrue interest expense monthly based on the annual coupon rate of 2.00%. The 2021 Notes have embedded conversion options and contingent interest provisions.

Leases

The Company leases all of its office space and enters into various other operating lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. The operating lease agreements may contain tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability on our Consolidated Balance Sheets equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis in the Consolidated Statements of Operations over the terms of the leases. In addition, the Company has entered into sublease agreements for some of its leased office space. Total rental income attributable to the subleases is offset against rent expense recorded in the Consolidated Statements of Operations over the terms of the leases. As of December 31, 2016 and 2015, the Company had not entered into any capital leases.

The Company is subject to non-cancellable leases for offices or portions of offices for which use might cease, resulting in a lease abandonment. When a lease abandonment is determined to have occurred, the present value of the future lease payments, net of estimated sublease payments, along with any unamortized tenant improvement costs, are recognized as lease abandonment expense in the Company’s Consolidated Statements of Operations with a corresponding liability in the Company’s Consolidated Balance Sheets. See Note 9 for discussion of the lease abandonment.

Impairment of Equity Method Investments

The Company considers potential impairment triggers for its equity method investments, and the equity method investments will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analyses and recent operating results. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. There was no such impairment for the years ended December 31, 2016, 2015 and 2014.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of providing the requisite services or other instances where the revenue recognition criteria have not been met. Amounts deferred that are not anticipated to be recognized as revenue within a year of the balance sheet date are reported as long-term deferred liabilities.

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

Revenue Recognition - Platform and Operations

After the transformation phase, the Company often enters into a multi-year service contract with its customers where various population health, health plan operations, third-party health plan and PBM services are provided on an ongoing basis to the members of the customers’ plans typically in exchange for a monthly service fee, PMPM fee or a percentage of plan premiums.  Revenue from these contracts is recognized in the month in which the services are delivered.  In certain arrangements, there is a contingent portion of our service fee including meeting service level targets, sharing in rebates, shared medical savings arrangements based on financial performance and other performance measures. The Company continuously monitors its compliance with these arrangements and recognizes revenue when the amount is estimable and there is evidence to support meeting the criteria.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a four year period and expire ten years from the date of grant.

We expense the fair value of stock-based awards granted under our incentive compensation plans. Fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in “Cost of revenue” and “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Additionally we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs. We adopted ASU 2016-09 during 2016, which allows us to recognize share-based award forfeitures as they occur rather than applying an estimated forfeiture rate. See “Change in Accounting Principal” below for further discussion of the adoption of ASU 2016-09.

Prior to the Offering Reorganization on June 3, 2015, stock-based awards were granted in the stock of the Company to employees of its equity-method investee, Evolent Health LLC. As such, the Company was required to use a “non-employee” model for recognizing stock-based compensation, which required the awards to be marked-to-market through net income at the end of each reporting period until vesting occurred. Subsequent to the Offering Reorganization described in Note 4, stock-based awards are granted in the Company’s stock to the employees of Evolent Health LLC and compensation costs are therefore recognized using an “employee” model. Under the “employee” model, we no longer mark the awards to market at the end of each reporting period.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of December 31, 2016 and 2015, and we have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and remain subject to examination by taxing jurisdictions for the years 2011 and all subsequent periods due to the availability of NOL carryforwards.

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

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares assuming the conversion of the convertible preferred securities, which occurred on the date of the Offering Reorganization, plus the weighted average number of Class A common shares assuming the conversion of our 2021 Notes, as well as the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our exchangeable Class B common stock. For periods of net loss, shares used in the diluted earnings (loss) per share calculation represent basic shares as using diluted shares would be anti-dilutive.

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

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to early adopt ASU 2016-09 effective January 1, 2016.

ASU 2016-09 requires that certain amendments resulting from the adoption of the new pronouncement be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted. Thus, the Company decreased beginning retained earnings by approximately $0.5 million on January 1, 2016, for amendments related to an accounting policy election to recognize share-based award forfeitures as they occur rather than applying an estimated forfeiture rate.

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. Prior to the adoption of ASU 2016-09, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets when the amount of cash taxes paid was impacted by the windfalls and shortfalls. Under the revised standard, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations without regard to the impact on cash taxes paid. For the year ended December 31, 2016, the Company recognized an immaterial discrete tax benefit related to net windfall tax benefits from share-based compensation, which increased the net operating loss (“NOL”) deferred tax asset and our valuation allowance.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards by requiring an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This standard is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. The Company adopted ASU 2014-15 during 2016. The adoption did not have a material impact on the Company’s financial statements as management has not identified any conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the consolidated financial statements were available to be issued.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The purpose of the update was to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted ASU 2015-03 during 2016. As a result of the adoption, we recorded the $125.0 million Private Placement of the 2021 Notes as a long-term liability, net of deferred offering costs of $4.8 million. The deferred offering costs will be amortized into the principal note balance over the term of the 2021 Notes. Refer to Note 8 for further discussion of the 2021 Notes.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for any interim or annual period. The Company elected to early adopt this ASU during 2016, as described in Note 2.

Future Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment. The purpose of the ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We anticipate this ASU may have a material impact on our consolidated financial statements if a future goodwill impairment test does not pass the Step 1 evaluation. We intend to early adopt the requirements of this standard for our annual and/or interim goodwill impairment tests for our fiscal year beginning January 1, 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. The purpose of the ASU is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a screen to determine when an integrated set of assets and activities is not a business. The ASU also provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. We intend to adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the ASU is to reduce diversity in practice regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in the ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We intend to adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU provides updated guidance on eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We intend to adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our Consolidated Statements of Cash Flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016, including ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We intend to adopt the requirements of this standard effective January 1, 2018, and while we are evaluating the impact to our financial condition and results of operations, we expect the adoption of this ASU to require the inclusion of additional disclosures surrounding the nature and timing of our revenue. In our efforts to adopt this ASU, we have formulated an implementation team and begun the evaluation process. We have evaluated a number of our contracts and at this point there is no clear indication regarding overall impact to our consolidated financial statements. We intend to complete the process during 2017, and until we have a clear indication of the impact of the adoption of the new standard we will not finalize our implementation method.

We have evaluated all other issued and unadopted ASUs and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

4. Transactions

Business Combinations

Aldera

On November 1, 2016, the Company completed the acquisition of Aldera and acquired 100% of the voting equity interests. Aldera is the primary software provider for the Valence Health TPA platform. The acquisition provides control over a key vendor for Valence Health’s TPA services. The merger consideration, net of certain closing and post-closing adjustments was $34.3 million based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on November 1, 2016, and consisted of approximately 0.5 million shares of the Company’s Class A common stock, $17.5 million in cash and $7.0 million related to the settlement of a prepaid software license. As a result of the Class A common stock issued for the Aldera transaction, the Company’s ownership of Evolent Health LLC increased from 77.2% to 77.4% due to the Company having been issued Class A membership units in Evolent Health LLC in exchange for the contribution of Aldera to Evolent Health LLC post acquisition.

Prior to the acquisition of Aldera, Evolent entered into a perpetual license agreement for development rights and use of Aldera proprietary software for $7.0 million. Upon closing the acquisition of Aldera, the Company concluded that the $7.0 million prepaid asset recorded by Evolent and the deferred revenue balance recorded by Aldera for the perpetual software license should be assessed as a prepayment for a software license that was effectively settled upon acquisition and is eliminated in the post-combination consolidated financial statements. No gain or loss was recognized on settlement as management determined the $7.0 million license fee to be priced at fair value and the license agreement did not include a settlement provision. The Company increased the consideration transferred for the acquisition of Aldera by $7.0 million for the effective settlement of the prepaid software license at the recorded amount, bringing the total consideration paid for the acquisition to $34.3 million.

The Company incurred approximately $0.2 million in transaction costs related to the Aldera acquisition, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2016. The Company has accounted for the transaction as a business combination using purchase accounting.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of November 1, 2016, as follows (in thousands):

Purchase consideration:
Fair value of Class A common stock issued	$9,864
Cash for settlement of software license	7,000
Cash	17,481
Total consideration	$34,345

Tangible assets acquired:
Receivables	$624
Prepaid expenses and other current assets	272
Property and equipment	1,065
Other non-current assets	9

Identifiable intangible assets acquired:
Customer relationships	7,000
Technology	2,500

Liabilities assumed:
Accounts payable	429
Accrued liabilities	1,204
Accrued compensation and employee benefits	605
Deferred revenue	44

Goodwill	25,157
Net assets acquired	$34,345

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts deemed receivable by management. Identifiable intangible assets associated with technology and customer relationships will be amortized on a straight-line basis over their preliminary estimated useful lives of 5 and 15 years, respectively. The technology is related to source code for licensed software used to support the third party administration platform offered to Aldera’s clients. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The transaction was a taxable business combination for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information. Any necessary adjustments will be finalized within one year from the date of acquisition.

We have included the financial results of Aldera in our consolidated financial statements from November 1, 2016. The Consolidated Statements of Operations include $1.2 million of revenues and $1.8 million of net loss attributable to Aldera for the year ended December 31, 2016.

Valence Health

On October 3, 2016, the Company completed its acquisition of Valence Health and acquired 100% of the voting equity interests. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides value-based administration, population health and advisory services. In its 20 year history, Valence Health has developed particular expertise in the Medicaid and pediatric markets. The addition of Valence Health is expected to strengthen the Company’s operational capabilities and provide increased scale and client diversification.

The merger consideration, net of certain closing and post-closing adjustments was $217.0 million based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on October 3, 2016, and consisted of 7.0 million shares of the

Company’s Class A common stock and $54.8 million in cash. The final number of shares to be issued is still subject to adjustment, pending a concluded net working capital settlement. The shares issued to Valence Health stockholders represented approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock immediately following the transaction. As a result of the Class A common stock issued for the Valence Health transaction, the Company’s ownership in Evolent Health LLC increased from 74.6% to 77.2% due to the Company having been issued Class A membership units in Evolent Health LLC in exchange for the contribution of Valence Health to Evolent Health LLC post acquisition. The transaction also included an earn-out of up to $12.4 million, fair valued at $2.6 million as of October 3, 2016, payable by January 30, 2017, in the Company’s Class A common stock, tied to new business activity contracted on or before December 31, 2016. The fair value was determined by assigning probabilities to potential business activity in the pipeline as of the acquisition date. As of December 31, 2016, Valence Health did not contract sufficient business to be eligible for payment of the earn-out consideration. As a result, the Company recorded a gain of $2.6 million in accordance with the release of the contingent liability for the year ended December 31, 2016, which is recorded within “(Gain) loss on change in value of contingent consideration” on our Consolidated Statements of Operations. The Company incurred approximately $2.7 million of transaction costs related to the Valence Health acquisition for the year ended December 31, 2016. Approximately $2.6 million of the transaction costs are recorded within “Selling, general and administrative expenses” and less than $0.1 million are recorded within “Cost of revenue” on our Consolidated Statements of Operations. The Company has accounted for the transaction as a business combination using purchase accounting.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 3, 2016, as follows (in thousands):

Purchase consideration:
Fair value of Class A common stock issued	$159,614
Fair value of contingent consideration	2,620
Cash	54,799
Total consideration	$217,033

Tangible assets acquired:
Restricted cash	$1,829
Accounts Receivable	8,587
Prepaid expenses and other current assets	3,465
Property and equipment	6,241
Other non-current assets	313

Favorable leases assumed (net of unfavorable leases)	4,323

Identifiable intangible assets acquired:
Customer relationships	69,000
Technology	18,000

Liabilities assumed:
Accounts payable	5,703
Accrued liabilities	3,865
Accrued compensation and employee benefits	9,200
Deferred revenue	2,022
Other long-term liabilities	2,328
Net deferred tax liabilities	13,316

Goodwill	141,709
Net assets acquired	$217,033

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts due under contracts of $9.1 million, of which $0.5 million is expected to be uncollectible. Identifiable intangible assets associated with customer relationships and technology will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 and 5 years, respectively. The customer relationships are primarily attributable to long-term existing contracts with current customers. The technology is an existing platform Valence Health uses to provide services to customers. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The merger was structured as a tax-free reorganization and therefore the Company received carryover basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired, as well as the Valence Health net operating loss tax carryforward received in the merger, in the amount of $13.3 million, resulting in additional goodwill. The purchased and additional goodwill created due to the increase in the deferred tax liability were not deductible for tax purposes. The Company contributed the acquired assets and liabilities of Valence Health to Evolent Health LLC, resulting in a taxable gain of $52.7 million for the Company, not recognized for financial reporting purposes.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information. Any necessary adjustments will be finalized within one year from the date of acquisition.

We have included the financial results of Valence Health in our consolidated financial statements from October 3, 2016. The Consolidated Statements of Operations include $24.1 million of revenues and $18.1 million of net loss attributable to Valence Health for the year ended December 31, 2016.

In addition, our results for the year ended December 31, 2016, include approximately $3.9 million in stock compensation expense related to the acceleration of unvested Valence Health equity awards that vested upon the close of the Valence Health acquisition. The expense is related to Valence Health employees that remained with the Company following the close of the acquisition.

Our results from operations also include a lease abandonment expense of approximately $6.5 million in conjunction with a rental space acquired as part of the Valence Health acquisition. Immediately following the acquisition, the Company made a decision to abandon and sublet its rented space at 540 W. Madison Street, Suite 1400, Chicago, Illinois (the “14th Floor Space”). The 14th Floor Space was completely vacated and is not being used in any manner by Evolent following the date of the merger. Accordingly, the Company believes it effectively ceased using the 14th Floor Space on October 3, 2016. As of October 3, 2016, the total gross value of remaining lease payments was $20.8 million and the gross value of reasonably estimable sublease rentals was $13.5 million. The Company applied a discount rate of 5%, based on its estimated incremental unsecured borrowing rate, resulting in an estimated net present value of the abandonment loss of approximately $6.5 million, the long-term portion of which is recorded within “Other long-term liabilities” and the short-term portion of which is recorded within “Accrued liabilities” on our Consolidated Balance Sheets. The abandonment loss is recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2016.

In conjunction with our acquisition of Valence Health on October 3, 2016, we also signed a Master Service Agreement (the “MSA”), as well as a Transition Service Agreement (the “TSA”) with Cicerone Health, the surviving Valence Health, Inc. state insurance cooperative business not acquired by the Company (“CHS”). The MSA and the TSA are at market rates and, therefore, there is no allocation of purchase price to these arrangements.

The terms of the MSA stipulate that the Company will provide service information technology, system configuration and medical management services to CHS’s state insurance cooperative clients until December 31, 2018. Based on management’s analysis, the terms of the MSA are at fair market value.

Under the terms of the TSA, the Company will provide back office information technology support to CHS and CHS will provide back office finance and human resources support to Evolent until December 31, 2017. Employees of both entities will have mutual employee health care claims administration through a self-funded plan. Based on management’s analysis, the terms of the TSA are at fair market value.

Passport

On February 1, 2016, the Company entered into a strategic alliance with Passport, a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to approximately 0.3 million Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. The Company incurred approximately $0.2 million in transaction costs related to the Passport acquisition for the year ended December 31, 2016. The transaction costs are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations. The Company has accounted for the transactions with Passport as a business combination using purchase accounting.

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was initially valued at $7.8 million. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The contingent consideration of $8.3 million is a mark-to-market liability recorded within “Other long-term liabilities” on our Consolidated Balance Sheets as of December 31, 2016. We recorded a re-measurement loss of approximately $0.5 million based on a change in the discount rate as of December 31, 2016. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 16.

The purchase price was allocated to the assets acquired based on their estimated fair values as of February 1, 2016, as follows (in thousands):

Purchase Consideration
Fair value of Class A common stock issued	$10,450
Fair value of contingent consideration	7,750
Total consideration	$18,200

Tangible assets acquired
Prepaid asset	$6,900

Goodwill	11,300
Net assets acquired	$18,200

The prepaid asset is related to an acquired facility license agreement as the Company was provided with leased facilities which house the acquired Passport employees at no future cost to the Company. The fair value of the acquired facility license agreement was determined by comparing the current market value of similar lease spaces to the facilities occupied by the acquired Passport personnel to obtain a market value of the occupied space, with the present value of the determined market value of the occupied space classified as the acquired facility license agreement prepaid asset. The goodwill is attributable partially to the acquired assembled workforce. The transaction was a taxable business combination for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

Results for the year ended December 31, 2016, include revenues and related expenses from our services agreement with Passport and amortization of the acquired intangibles for the period February 1, 2016, through December 31, 2016. The Consolidated Statements of Operations include $49.8 million of revenues and $6.4 million of net loss attributable to Passport for the year ended December 31, 2016.

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

The estimated fair value of Evolent Health LLC was determined using a business enterprise valuation approach that discounted Evolent Health LLC’s projected cash flows based on an estimate of its weighted average cost of capital. Evolent Health LLC’s fair value was estimated to be $777.8 million. In addition, we determined the fair value of Evolent Health LLC’s tangible and identifiable intangible assets, deferred revenue and other liabilities, based on various income and market approaches, including the relief from royalty method for trade name and technologies, and the discounted cash flow method for customer relationships, both of which use Level 3 inputs (see Note 16 for discussion of fair value and use of Level 3 inputs). We are amortizing the acquired identifiable intangible assets over their estimated useful lives (see Note 2 for discussion of useful lives for intangible assets). The Offering Reorganization was structured as a tax-free exchange and, therefore, did not result in tax deductible goodwill.

Subsequent to the Offering Reorganization, the IPO and secondary offering described below, as of December 31, 2016, Evolent Health, Inc. owned 77.4% of the economic interests and 100% of the voting rights in Evolent Health LLC. Our operations will continue to be conducted through Evolent Health LLC and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

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

Issuances of Common Units

Evolent Health LLC may only issue Class A common units to us, as the sole managing member of Evolent Health LLC. Class B common units may be issued only to persons or entities we permit. Such issuances of Class B common units shall be made in exchange for cash or other consideration. Class B common units may not be transferred as Class B common units except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the third amended and restated operating agreement of Evolent Health LLC. Any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock.

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

Pro forma financial information (unaudited)

The unaudited pro forma Consolidated Statements of Operations presented below gives effect to (1) the Aldera transaction as if it had occurred on January 1, 2015, (2) the Valence Health transaction as if it had occurred on January 1, 2015, (3) the Passport transaction as if it had occurred on January 1, 2015, and (4) the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following pro forma information includes adjustments to:

•
Remove transaction costs related to the Aldera, Valence and Passport transactions of $0.2 million, $2.7 million and $0.3 million, respectively, recorded during 2016 and reclassify said amounts to 2015;

•
Remove one-time items, such as the gain on the release of our contingent liability related to Valence Health of $2.6 million, stock based compensation of $3.9 million related to the acceleration of Valence Health’s unvested equity awards and the lease abandonment charge related to the 14th Floor Space of $6.5 million, recorded during 2016 and reclassify said amounts to 2015;

•	Record amortization expenses related to intangible assets beginning January 1, 2015, for intangibles related to Valence Health and Aldera;

•	Record revenue and expenses related to the MSA and TSA in 2016 and 2015;

•	Remove the tax benefit recorded associated with the Valence Health acquisition and reclassify said amounts to 2015;

•	Remove the gain recognized upon the consolidation of the previously held equity method investment in 2015 and reclassify said amount to 2014;

•	Remove transaction costs related to the Offering Reorganization of $1.2 million in 2015 and reclassify said amount to 2014;

•	Record amortization expenses related to intangible assets beginning January 1, 2014, for intangibles related to the Offering Reorganization;

•	Record rent expense related to Passport prepaid lease beginning January 1, 2015; and

•	Record adjustments of income taxes associated with these pro forma adjustments.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the transactions described above occurred in the specified prior periods. The pro forma adjustments were based on available information and assumptions that the Company believes are reasonable to reflect the impact of these transactions on the Company’s historical financial information on a pro forma basis (in thousands, except per share data).

	For the Years Ended
	December 31,
	2016	2015	2014
Revenue	$361,944	$311,639	$95,888

Net income (loss)	(225,091)	(93,906)	307,162
Net income (loss) attributable to
non-controlling interests	(57,433)	(28,684)	(29,470)
Net income (loss) attributable to
Evolent Health, Inc.	(167,658)	(65,222)	336,632

Net income (loss) available to
common shareholders:
Basic	$(3.30)	$(1.50)	$13.33
Diluted	(3.30)	(1.50)	6.73

Associated with the Offering Reorganization, deferred revenue was recorded only to the extent that it represented an obligation assumed by the acquirer. As a result, existing deferred revenue was reduced by $4.9 million to account for the deferred revenue at fair value. Within the pro formas, the 2015 revenue has been increased by $4.8 million to reflect the reversal of this fair value adjustment.

2016 Secondary Offering

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a public offering price of $22.50 per share. The shares sold in the offering were sold by certain affiliates of TPG, The Advisory Board, UPMC, Ptolemy Capital, LLC and certain management selling stockholders. The Company did not receive any proceeds from the sale of the shares.

The shares sold in the offering consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to the exercise of an existing exchange right.

The newly-issued shares of the Company’s Class A common stock were issued to certain Investor Stockholders in exchange for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units. Class B units received by the Company from relevant Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units it received in the Exchange.

As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% immediately following the Exchange and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc. The Company’s economic interest in Evolent Health LLC will increase if further exchanges occur.

Subsequent to the Offering Reorganization, secondary offering and business combinations described above, we owned 77.4% and 70.3% of the economic interests and 100% of the voting rights in Evolent Health LLC as of December 31, 2016 and 2015, respectively.

Asset Acquisition

Vestica

On March 1, 2016, the Company entered into an Asset Purchase Agreement between Vestica and Evolent Health LLC. As part of the transaction, the Company paid $7.5 million to acquire certain assets from Vestica to further align our interests with one of our existing partners. Vestica can earn an additional $4.0 million in consideration, which is being held in escrow, based on certain future events. This transaction also includes an arrangement under which Vestica will continue to perform certain services on our behalf related to the acquired assets.

We accounted for the transaction as an asset acquisition where the assets acquired were measured based on the amount of cash paid to Vestica as well as transaction costs incurred as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated identifiable assets acquired and we assessed and determined the useful lives of the acquired intangible assets subject to amortization. As a result, we recorded a $7.5 million customer relationship intangible asset with a useful life of thirteen years. The transaction was a taxable asset purchase.

5. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs (in thousands) were as follows:

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,119	$116	$27	$28,208
Corporate bonds	16,222	81	8	16,295
Total investments	$44,341	$197	$35	$44,503

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,306	$115	$181	$28,240
Corporate bonds	25,757	110	80	25,787
Total investments	$54,063	$225	$261	$54,027

The amortized cost and fair value of our investments by contractual maturities (in thousands) were as follows:

	As of December 31, 2016		As of December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$44,341	$44,503	$9,445	$9,451
Due after one year through five years	—	—	44,618	44,576
Total	$44,341	$44,503	$54,063	$54,027

The following table summarizes our held-to-maturity securities in an unrealized loss position as of the periods noted below. These securities are aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands, except number of securities):

	As of December 31, 2016			As of December 31, 2015
	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses
Unrealized loss for less than twelve months:
U.S. Treasury bills	1	$4,002	$1	7	$28,240	$181
Corporate Bonds	—	—	—	14	21,674	80
Total	1	$4,002	$1	21	$49,914	$261

We did not hold any securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2016 or 2015, respectively.

When a held-to-maturity investment is in an unrealized loss position, we assess whether or not we expect to recover the entire cost basis of security, based on our best estimate of the present value of cash flows expected to be collected from the debt security. Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness and forecasted performance of the investee. In cases where the estimated present value of future cash flows is less than our cost basis, we recognize an other than temporary impairment and write the investment down to its fair value. The new cost basis would not be changed for subsequent recoveries in fair value. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant for the years ended December 31, 2016 or 2015. The Company does not intend, nor does the Company believe that it is likely, that the Company will be required to sell these securities before the recovery of the cost basis.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of December 31,
	2016	2015
Computer hardware	$4,474	$232
Furniture and equipment	2,448	1,604
Internal-use software development costs	21,385	6,363
Leasehold improvements	8,108	5,830
Total property and equipment	36,415	14,029
Accumulated depreciation and amortization expenses	(5,236)	(1,233)
Total property and equipment, net	$31,179	$12,796

We had no property and equipment prior to the Offering Reorganization.

The Company capitalized $15.0 million, $6.4 million and zero of these internal-use software development costs for the years ended December 31, 2016, 2015 and 2014, respectively. The net book value of capitalized internal-use software development costs was $19.9 million and $6.3 million as of December 31, 2016 and 2015, respectively.

Depreciation expense related to property and equipment was $2.6 million, $1.2 million and zero for the years ended December 31, 2016, 2015 (subsequent to the date of the Offering Reorganization) and 2014, respectively, of which amortization expense related to capitalized internal-use software development costs was $1.4 million, less than $0.1 million and zero for the years ended December 31, 2016, 2015 (subsequent to the date of the Offering Reorganization) and 2014, respectively.

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

As a result of the Offering Reorganization described in Note 4, we revalued our Consolidated Balance Sheets to the market value of our IPO share price of $17.00 and recorded $608.9 million in goodwill on our Consolidated Balance Sheets. Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during the period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

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

Step 2 Results

In our March 31, 2016, Step 2 test, the fair value of all assets and liabilities were estimated, including our tangible assets (corporate trade name, customer relationships and technology), for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill resulting in an impairment charge of $160.6 million on our Consolidated Statements of Operations.

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

On October 31, 2016, we performed our annual impairment test in accordance with our policy as stated above. Our qualitative assessment did not identify sufficient indicators of impairment to require a Step 1 evaluation.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	For the Years Ended
	December 31,
	2016	2015
Balance as of beginning-of-year	$608,903	$—
Goodwill Acquired (1)	178,266	608,903
Goodwill Impairment (current and cumulative)	(160,600)	—
Balance as of end-of-year	$626,569	$608,903

(1) Represents goodwill acquired as a result of the Offering Reorganization for the year ended December 31, 2015, and as a result of the Passport, Valence Health and Aldera transactions for the year ended December 31, 2016, as discussed further in Note 4.

Intangible Assets, Net

As part of the Offering Reorganization described in Note 4, intangible assets of $169.0 million were recorded on our Consolidated Balance Sheets. We recorded additional intangible assets of $108.3 million related to our acquisitions in 2016, as discussed further in Note 4.

Details of our intangible assets (in thousands), including their weighted-average remaining useful lives (in years), are presented below:

	As of December 31, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.4	$19,000	$1,505	$17,495
Customer relationships	21.5	203,500	9,018	194,482
Technology	5.2	50,500	7,753	42,747
Below market lease, net	9.4	4,323	124	4,199
Total		$277,323	$18,400	$258,923

	As of December 31, 2015
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	19.4	$19,000	$554	$18,446
Customer relationships	24.4	120,000	2,797	117,203
Technology	6.4	30,000	2,497	27,503
Total		$169,000	$5,848	$163,152

Amortization expense related to intangible assets for the years ended December 31, 2016, 2015 and 2014, was $12.5 million, $5.8 million and zero, respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2016, is as follows:

2017	$19,027
2018	18,971
2019	19,065
2020	19,052
2021	18,086
Thereafter	164,722
Total	$258,923

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. As discussed above, during the first quarter of 2016, our single reporting unit failed the Step 1 test for goodwill impairment, thus triggering an impairment analysis of the carrying value our intangible asset group.  In conjunction with the impairment testing of the carrying value of our goodwill, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable.  We performed a Step 1 test, which required management to compare the total undiscounted future cash flows of the intangible asset group to the current carrying amount.  The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group.  Based on our Step 1 test, we concluded the carrying amount of our long-lived assets were recoverable given the pre-tax, undiscounted cash flows exceed the carrying value of the asset group.

8. Long-term Debt

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 in a Private Placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2021 Notes were issued at par for net proceeds of $120.2 million. We incurred $4.8 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest method. The closing of the Private Placement of the 2021 Notes occurred on December 5, 2016. The Company intends to use the net proceeds for working capital and other general corporate purposes.

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the year ended December 31, 2016, the Company recorded approximately $0.2 million in interest expense and less than $0.1 million in non-cash interest expense related to the amortization of deferred financing costs. The Company had no indebtedness for the years ended December 31, 2015 and 2014, respectively.

The 2021 Notes are convertible into shares of the Company’s Class A common stock, based on an initial conversion rate of 41.6082 shares of Class A common stock per $1,000 principal amount of the 2021 Notes, which is equivalent to an initial conversion price of approximately $24.03 per share of the Company’s Class A common stock. In the aggregate, the 2021 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole provision upon a fundamental change under the Indenture).

The 2021 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver for each $1,000 principal amount of notes converted a number of shares of our Class A common stock equal to the applicable conversion rate (together with a cash payment in lieu of delivering any fractional share) on the third business day following the relevant conversion rate.

Convertible Senior Notes Carrying Value

The estimated fair value of the convertible notes is $125.0 million, which approximates cost as of December 31, 2016. Fair value approximates cost as there were no significant movements in interest rates between the issuance date and December 31, 2016. The 2021 Notes also have embedded conversion options and contingent interest provisions.

The following table summarizes the carrying value of the long-term debt (in thousands) as of December 31, 2016:

Carrying value	$120,283
Unamortized discount	4,717
Principal amount	$125,000
Remaining amortization period (years)	4.9

9. Commitments and Contingencies

UPMC Reseller Agreement

The Company and UPMC are parties to a reseller, services and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013 (as amended through the date hereof, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to the Company’s customers and top prospects.

The Advisory Board Company Reseller Agreement

The Company and The Advisory Board are parties to a services, reseller, and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013, and May 1, 2015 (as so amended, “The Advisory Board Company Reseller Agreement”). Under the terms of The Advisory Board Company Reseller Agreement, The Advisory Board provides certain services to the Company on an as-requested basis.  In addition, The Advisory Board has a right of first offer to provide certain specified services during the term of the Agreement and has the right to collect certain fees for specified referrals. Pursuant to the Advisory Board Company Reseller Agreement, Evolent entered into a services agreement with The Advisory Board in October 2016 whereby The Advisory Board will provide certain services to the Company in conjunction with risk adjustment services provided to one of our customers.

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. In connection with the Valence Health acquisition, the Company acquired certain in-process litigation. However, the Company is fully indemnified by the Valence Health sellers and therefore has no potential exposure. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of December 31, 2016 and 2015, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office locations in Arlington, Virginia, Chicago, Illinois, Lisle, Illinois and San Francisco, California. In addition, certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. Total rental expense, net of sublease income, on operating leases for the years ended December 31, 2016, 2015 and 2014, was $5.9 million, $2.3 million and zero, respectively.

In connection with various lease agreements, the Company is required to maintain $4.9 million in letter of credits. As of December 31, 2016, the Company held $4.9 million in restricted cash and restricted investments as collateral for the letters of credit.

Arlington, Virginia Office Lease

During 2013, the Company entered into a facility lease in Arlington, Virginia. Total future minimum lease commitments over four years are $13.8 million as of December 31, 2016. The future minimum lease payments associated with the Arlington, Virginia lease are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $1.6 million. The collateral for the letter of credit is currently recorded as restricted cash.

Lisle, Illinois Office Lease

On November 1, 2016, the Company assumed a facility lease in Lisle, Illinois as part of the Aldera transaction. Total future minimum lease commitments over 8.5 years are approximately $4.0 million as of December 31, 2016. The future minimum lease payments associated with the Lisle, Illinois lease are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $0.5 million. The collateral for the letter of credit is currently recorded as restricted cash.

Chicago, Illinois Office Lease

On October 3, 2016, the Company assumed a facility lease in Chicago, Illinois as part of the Valence Health transaction. This lease includes three floors. One of the floors is occupied by the Company, one is subleased to a tenant, and one was abandoned. Total future minimum lease commitments over 11 years are approximately $30.2 million as of December 31, 2016. The future minimum lease payments associated with the Chicago, Illinois lease are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $1.5 million. The collateral for the letter of credit is currently recorded as restricted cash.

In connection with the Chicago, Illinois lease, the Company acquired a sublease tenant for one of the floors (“13th Floor Sublease”). Total future sublease income over 11 years is approximately $10.1 million as of December 31, 2016. The future minimum sublease income attributable to the 13th Floor Sublease is included in the table below.

Also in connection with the Chicago, Illinois lease agreement, the Company made a decision to abandon and sublet one of the floors in its rented space. The space was acquired as part of the Valence Health acquisition and has a remaining lease term of 11 years as of December 31, 2016. The 14th Floor Space has been completely vacated and is not being used in any manner by Evolent following the date of the merger. Accordingly, the Company believes it effectively ceased using the 14th Floor Space on October 3, 2016. As of October 3, 2016, the total gross value of remaining lease payments was $20.8 million and the gross value of reasonably estimable sublease rentals was $13.5 million. The gross estimated sublease value was determined with a real estate broker and reflects an appropriate market risk premium. Accordingly, the discount rate used in the present value calculation takes into account only the time value of money. The Company applied a discount rate of 5%, based on its estimated incremental unsecured borrowing rate, resulting in an estimated net present value of the abandonment loss of approximately $6.5 million, the long-term portion of which is recorded within “Other long-term liabilities” and the short-term portion of which is recorded within “Accrued liabilities” on our Consolidated Balance Sheets. The unsecured borrowing rate is based on the Company’s convertible debt rate of 2% with a premium added to reflect an unsecured borrowing rate. The abandonment loss is recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

The following table presents a roll forward of the lease abandonment liability for the year ended December 31, 2016:

Accrual at December 31, 2015	$—
Abandonment expense	6,460
Abandonment amortization	(360)
Accrual at December 31, 2016	$6,100

Future minimum rental commitments (in thousands) as of December 31, 2016, were as follows (including the gross lease payments related to the 14th Floor Space):

2017	$8,883
2018	8,694
2019	7,014
2020	6,964
2021	2,851
Thereafter	22,379
Total	$56,785

Future minimum sublease payments receivable (in thousands) as of December 31, 2016, were as follows:

2017	$1,754
2018	1,501
2019	815
2020	809
2021	556
Thereafter	6,551
Total	$11,986

Purchase Obligations

Our contractual obligations related to vendor contracts (in thousands) as of December 31, 2016, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Purchase obligations related to vendor contracts	$2,276	$393	$—	$—	$2,669

Indemnifications

The Company’s customer agreements generally include a provision by which the Company agrees to defend its partners against third party claims (a) for death, bodily injury, or damage to personal property caused by Company negligence or willful misconduct, (b) by former or current Company employees arising from such managed service agreements, (c) for intellectual property infringement under specified conditions and (d) for Company violation of applicable laws, and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such indemnities and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and another investor to register for sale under the Securities Act, shares of our Class A common stock, including those delivered in exchange for Class B common stock and Class B common units. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights. Pursuant to our contractual obligations under this agreement, we filed a registration statement on Form S-3 with the SEC on July 28, 2016, which was declared effective on August 12, 2016.

Pursuant to certain terms of the registration rights agreement, the Investor Stockholders sold 8.6 million shares of the Company’s Class A common stock in a secondary offering in September 2016. See Note 1 for further discussion of our secondary offering. Pursuant to the terms of the registration rights agreement, we paid $1.6 million in expenses related to the secondary offering during the year ended December 31, 2016. These expenses are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

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

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program (“Next Gen”), we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $5.0 million to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents, investments and accounts receivable. As of December 31, 2016, materially all of our $134.6 million of cash and cash equivalents are held in bank deposits with FDIC participating banks. While the Company maintains its cash and cash equivalents and investments with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses on cash and cash equivalents or investments to date.

The following table summarizes those partners who represented at least 10% of our revenue for the periods presented:

	For the Years Ended
	December 31,
	2016	2015
Customer A	19.6%	*
Customer B	14.5%	15.6%
Customer C	12.7%	11.2%
Customer D	*	19.6%
Customer E	*	14.1%
Customer F	*	11.8%

* Represents less than 10.0% of the respective balance

There was no revenue for the year ended December 31, 2014 as Evolent Health, Inc.’s results for 2014 reflect only the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC.

The following table summarizes those partners who represented at least 10% of our trade accounts receivable for the periods presented:

	As of December 31,
	2016	2015
Customer B	*	12.9%
Customer D	*	23.2%
Customer F	*	28.1%
Customer G	*	11.4%
Customer H	14.3%	*

* Represents less than 10.0% of the respective balance

At times our contracts may be amended to change the nature and price of the services and/or the time period over which they are provided. For example, in 2015, we signed two amendments to our agreement with Piedmont WellStar Health Plan, noted as customer D above, that reduced our expected revenue under that contract in 2016. In connection with the amendments, the customer also sold its 2.2% ownership interest in us to certain of our pre-IPO investors, consisting of TPG, The Advisory Board and UPMC.

During the fourth quarter of 2015, we agreed to amend the terms of our contract with WakeMed Health and Hospitals, noted as customer E above, and changed our fee structure from a PMPM-based fee to a combination of a fixed-fee and a performance-based fee. The performance-based portion of our fee was tied to Wake Med’s participation in the Next Generation ACO Program. In 2016 Wake Med determined not to participate in the calendar year 2016 program; therefore the portion of our fee and the corresponding expenses related to the performance-based arrangement were eliminated from our agreement.

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(226,778)	$319,814	$(25,246)
Less:
Net income (loss) attributable to non-controlling interests	(67,036)	(12,680)	—
Undeclared cumulative preferred dividends	—	2,184	5,141
Redemption of preferred stock at amount in excess of carrying value	—	—	750
Net income (loss) available for common shareholders - Basic	(159,742)	330,310	(31,137)
Add:
Net income (loss) attributable to non-controlling interests	—	(12,680)	—
Undeclared cumulative preferred dividends converted during the period	—	2,184	—
Net income (loss) available for common shareholders - Diluted (1)(2)	$(159,742)	$319,814	$(31,137)

Weighted-average common shares outstanding - Basic	45,031	25,129	2,314
Dilutive effect of restricted stock and restricted stock units	—	17	—
Dilutive effect of options	—	1,510	—
Assumed conversion of convertible preferred stock at beginning-of-period	—	9,397	—
Assumed conversion of Class B common shares to Class A common shares	—	10,083	—
Weighted-average common shares outstanding - Diluted (2)(3)	45,031	46,136	2,314

Earnings (Loss) per Common Share
Basic	$(3.55)	$13.14	$(13.46)
Diluted	(3.55)	6.93	(13.46)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Years Ended December 31,
	2016	2015	2014
Exchangeable Class B common stock	16,882	—	—
Convertible preferred stock	—	—	22,222
Restricted stock and RSUs	245	—	792
Stock options	1,973	—	—
Convertible senior notes	369	—	—
Total	19,469	—	23,014

11. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock and RSUs, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million shares of the Company’s common stock. As of December 31, 2016 and 2015, 4.9 million and 5.1 million stock options, respectively, and 3.8 million shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of up to 6.0 million shares of the Company’s Class A common stock to employees and non-employee directors of the Company and its consolidated subsidiaries. As of December 31, 2016 and 2015, 1.7 million and 0.7 million stock options and 0.7 million and 0.3 million RSUs have been issued, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries.

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

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements were as follows (in thousands):

	For the Years Ended
	December 31,
	2016	2015
Award Type
Stock options	$15,647	$8,913
Performance-based stock options	374	—
Restricted stock	—	4,875
RSUs	2,583	942
Acceleration of unvested equity awards	3,897	—
Total	$22,501	$14,730

Line Item
Cost of revenue	$2,670	$1,144
Selling, general and
administrative expenses	19,831	13,586
Total	$22,501	$14,730

We recorded $3.9 million in stock-based compensation expense during 2016 for the acceleration of Valence Health’s unvested equity awards that vested upon the close of the Valence Health acquisition. During 2015, we recorded $4.9 million in stock-based compensation for the acceleration of our unvested restricted shares which vested immediately after the Offering Reorganization and prior to the IPO. We did not recognize stock compensation expense in 2015 prior to the Offering Reorganization or for the year ended December 31, 2014.

No stock-based compensation in the totals above was capitalized as software development costs for the year ended December 31, 2016. Less than $0.1 million of stock-based compensation included in the totals above was capitalized as software development costs for the years ended December 31, 2015 and 2014.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2016
		Weighted-
		Average
	Expense	Period
Stock options	$23,168	1.46
Performance-based stock options	1,415	3.17
RSUs	6,336	2.47
Total	$30,919

Stock Options

Other than the performance-based stock options described below, options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted-average fair value
per option granted	$4.69	$10.41	$7.48
Assumptions:
Expected term (in years)	6.25	6.25	6.25
Expected volatility	45%	45%	35%
Risk-free interest rate	1.3 - 1.5%	1.4 - 1.8%	1.8 - 2.0%
Dividend yield	—%	—%	—%

The fair value of options is determined using a Black-Scholes options valuation model with the assumptions disclosed in the table above. The dividend rate is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the historical volatility of a peer group of public companies over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based on the midpoint convention.

Information with respect to our stock options, including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2015	5,689,928	$6.03	8.63	$34,589
Granted	905,241	10.42
Exercised	(220,722)	5.70
Forfeited	(369,102)	10.32
Outstanding as of December 31, 2016	6,005,345	$6.44	7.83	$50,193

Vested and expected to vest
after December 31, 2016	6,005,345	$6.44	7.83	$50,193

Exercisable at December 31, 2016	2,629,035	$6.78	7.62	$26,944

The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014, was $12.4 million, $11.1 million and $2.3 million, respectively. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $3.8 million, $0.5 million and less than $0.1 million, respectively. We issue new shares to satisfy option exercises.

Performance-based stock option awards

In March 2016, the Company granted approximately 0.3 million performance-based options to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. Each of the grants is subject to market-based vesting, as follows:

•
one-third of the shares subject to the option award will vest in the event that the average closing price of the Company’s Class A common stock on the NYSE is at least $13.35 per share for a consecutive ninety day period;

•
one-third of the shares subject to the option award will vest in the event that the average closing price of the Company’s Class A common stock on the NYSE is at least $16.43 per share for a consecutive ninety day period; and

•
one-third of the shares subject to the option award will vest in the event that the average closing price of the Company’s Class A common stock on the NYSE is at least $19.51 per share for a consecutive ninety day period.

In addition, the percentage of options per tranche that has satisfied the market-based performance hurdle is also subject to a service completion schedule. The aggregate percentage of options eligible to vest is based upon each of the service completions dates below:

•	50% of the shares subject to the option award will vest on March 1, 2019, and

•	50% of the shares subject to the option award will vest on March 1, 2020.

We measured the fair value of the performance-based stock options using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.83%, volatility of 65%, expected term of ten years and dividend yield of 0%. These inputs resulted in a weighted-average fair value per option granted of $6.68. During 2016 all of the average stock price milestones were achieved and therefore the awards are now only subject to the service completion obligations.

Information with respect to our performance-based stock options (aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2015	—	$—	—	—
Granted	267,770	10.27
Outstanding as of December 31, 2016	267,770	10.27	9.17	$1,213

Vested and expected to vest
after December 31, 2016	267,770	$10.27	9.17	$1,213

Restricted stock

Restricted stock awarded under the incentive compensation plans are generally subject to a graded service vesting period where 25% of the award vests after one year of service and the remaining award vests quarterly thereafter. Restricted stock awards are issued to the participants for no consideration. There were no restricted stock awards granted or forfeited during the years ended December 31, 2016 or 2015. There were no restricted stock awards outstanding as of December 31, 2016 or 2015.

Restricted Stock Units

Other than RSUs granted to our non-employee directors which have a one year vesting period, RSUs awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and are issued to the participants for no consideration. Information with respect to our RSUs is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2015	333,354	$16.84
Granted	473,944	11.60
Forfeited	(81,324)	15.19
Vested	(107,693)	16.68
Outstanding as of December 31, 2016	618,281	$13.07

The total fair value of RSUs vested during the year ended December 31, 2016, was $1.8 million. There were no RSU vests for the years ended December 31, 2015 or 2014.

12. Income Taxes

The Company incurs U.S. federal, state and local income taxes on the Company’s allocable share of taxable income of Evolent Health LLC. Our income before income tax is derived exclusively from U.S. sources.

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Years Ended December 31,
	2016	2015
Current
Federal	$—	$15
State and local	—	—
Total current tax expense	—	15
Deferred
Federal	(9,708)	7,092
State and local	(1,138)	1,166
Total deferred tax expense	(10,846)	8,258
Change in valuation allowance	91	15,202
Total tax expense (benefit)	$(10,755)	$23,475

We did not recognize income tax expense for the year ended December 31, 2014.

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Years Ended December 31,
	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.0%	4.9%	4.0%
Change in valuation allowance	(0.1)%	4.4%	(26.5)%
Remeasurement gain	—%	(40.1)%	—%
Non-deductible stock-based compensation expense	—%	1.0%	(11.0)%
Goodwill impairment	(18.7)%	—%	—%
Gain on contribution	(5.0)%	—%	—%
Non-controlling interest	(11.0)%	1.4%	—%
Other, net	0.3%	0.2%	(1.5)%
Effective rate	4.5%	6.8%	—%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2016	2015
Deferred Tax Assets
Start-up and organizational costs	$321	$362
Internally developed software costs	7,137	8,085
Net operating loss carryforwards	60,076	39,717
Other	509	521
Subtotal	68,043	48,685
Valuation allowance	(26,376)	(19,974)
Total deferred tax assets	41,667	28,711

Deferred Tax Liabilities
Equity-method investment	62,513	50,029
Total deferred tax liabilities	62,513	50,029
Net deferred tax assets (liabilities)	$(20,846)	$(21,318)

Changes in our valuation allowance (in thousands) were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning-of-year	$19,974	$6,914	$98
Charged to costs and expenses	91	15,202	6,816
Charged to other accounts (1)	6,311	(2,142)	—
Balance at end-of-year	$26,376	$19,974	$6,914

(1)
Amounts charged to other accounts includes an increase of $6.3 million and a decrease of $2.1 million charged to additional paid-in-capital for the years ended December 31, 2016 and 2015, respectively.

The Company continues to record a valuation allowance against the net deferred tax assets that are not more likely than not to be realized. This assessment is made without considering potentially offsetting deferred tax liabilities established with respect to certain indefinite lived components, or components of the deferred tax liability expected to reverse outside of the net operating loss carryover period, as these were appropriately not considered a source of future taxable income for realizing the deferred tax assets.

For the year ended December 31, 2016, the effective tax rate was 4.5%, due to the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. The benefit recorded during the year primarily relates to release of this valuation allowance as a result of the Valence Health acquisition and movement in the indefinite lived book-over-tax basis difference not considered a source of future taxable income to support realizability of the deferred tax assets.

For the year ended December 31, 2015, the effective tax rate was 6.8%, due to the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. Pursuant to the Offering Reorganization, the Company recorded $23.5 million in income tax provision, due to an increase in these components of the deferred tax liability related to the book basis as compared to the tax basis in Evolent Health LLC.

As of December 31, 2016, the Company had NOLs of approximately $155.7 million available to offset future taxable income that begin to expire in 2031 through 2037. However, as realization of such tax benefit is not more likely than not, based on our evaluation, we have established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize NOLs existing prior to our IPO and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

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

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local and foreign income tax (as applicable) we realize as a result of any deductions attributable to future increases in tax basis following the exchanges described above (calculated assuming that any post-offering transfer of Class B common units had not occurred) or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. We are accounting for these payments as contingent liabilities and will recognize them in our Consolidated Statements of Operations when their realization is probable. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 9 for additional discussion of the implications of the TRA.

13. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $4.3 million in contributions to the 401(k) plan for the year ended December 31, 2016. After the Offering Reorganization in 2015 we contributed $2.4 million to the plan. There were no contributions to the plan for the year ended December 31, 2014.

14. Investments In and Advances to Affiliates

Georgia Physicians for Accountable Care LLC

During the second quarter of 2016, the Company acquired 21,429 Class B units of GPAC for $3.0 million in cash. The investment represented a 27% economic interest and a 28% voting interest in GPAC at the date of the transaction. The Company has determined it has significant influence but that it does not have control over GPAC. Accordingly, the investment is accounted for under the equity method of accounting and the Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. For the year ended December 31, 2016, Evolent Health, Inc.’s proportional share of the losses of GPAC was $0.8 million. As of December 31, 2016, the Company owned a 26% economic interest and a 28% voting interest in GPAC.

Concurrently, the Company signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings. Revenue related to the long-term services agreement for the year ended December 31, 2016, was $0.2 million.

Evolent Health LLC

Subsequent to the Offering Reorganization in 2015 described in Note 4, the Company consolidates the results of operations of Evolent Health LLC. Prior to the Offering Reorganization, we did not control Evolent Health LLC, but were able to exert significant influence and, accordingly, accounted for our investment in Evolent Health LLC using the equity method of accounting.

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

During the period January 1, 2015, through June 3, 2015, Evolent Health, Inc.’s proportional share of the losses of Evolent Health LLC was $28.2 million, which included $0.8 million related to the amortization of a basis differential. During the year ended December 31, 2014, Evolent Health, Inc.’s proportional share of the losses of Evolent Health LLC was $25.2 million, which included $2.0 million, related to the amortization of a basis differential.

The summary of the financial position of Evolent Health LLC as of December 31, 2016 and 2015, is not presented as the Company consolidates the results of Evolent Health LLC after the date of the Offering Reorganization.

The following is a summary of the operating results of Evolent Health LLC (in thousands) for the periods in which it was accounted for as an equity method investment:

	For the Years Ended
	December 31,
	2015(1)	2014
Total revenue	$61,814	$100,888
Cost of revenue (exclusive of
depreciation and amortization expenses)	44,839	73,122
Gross profit	16,975	27,766
Operating income (loss)	(44,119)	(52,449)
Net income (loss)	(44,079)	(52,263)

(1) January 1, 2015, through June 3, 2015.

15. Non-controlling Interests

In connection with the closing of the IPO, we used the net proceeds of the IPO to purchase 13.2 million newly-issued Class A common units in Evolent Health LLC. Additionally we acquired 2.1 million Class A common units in Evolent Health LLC, at $17.00 per unit, as a result of the merger of the TPG affiliate with and into Evolent Health, Inc. as further described in Note 4. Immediately following the Offering Reorganization and IPO, the Company owned 70.3% of Evolent Health LLC.

As described in Note 1, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a public offering price of $22.50 per share in September 2016. The shares sold in the offering consisted of 6.4 million existing shares of the Company’s Class A common stock owned and 2.2 million newly-issued shares of the Company’s Class A common stock pursuant to the exercise of an existing exchange right. As a result of the Exchange and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

During the year ended December 31, 2016, the Company issued shares of its Class A common stock to acquire Passport, Valence Health and Aldera. For each share of Class A common stock issued by the Company, we received a reciprocal number of Class A units from Evolent Health LLC in exchange for contributing the acquired entities to Evolent Health LLC. As a result, our economic interest in Evolent Health LLC increased during the year from 70.3% to 70.8% due to Class A common shares issued for the acquisition of Passport and from 74.6% to 77.4% as a result of Class A common shares issued for the acquisitions of Valence Health and Aldera. In order to account for the change in our ownership interest in Evolent Health LLC, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

As of December 31, 2016 and 2015, we owned 77.4% and 70.3% of Evolent Health LLC, respectively.

Changes in non-controlling interests (in thousands) for the periods presented were:

	For the Years Ended
	December 31,
	2016	2015
Non-controlling interests as of beginning-of-year	$285,238	$—
Cumulative-effect adjustment from adoption
of new accounting principle	(139)	—
Estimated fair value non-controlling interests as a result of the
Offering Reorganization	—	332,793
Decrease in non-controlling interests as a result of the merger
of the TPG affiliate with and into Evolent Health, Inc.	—	(34,875)
Decrease in non-controlling interests as a result of the exchange of Class B common stock for Class A common stock as
part of the Secondary Offering	(28,220)	—
Reclassification of non-controlling interests	19,745	—
Net income (loss) attributable to non-controlling interests	(67,036)	(12,680)
Non-controlling interests as of end-of-year	$209,588	$285,238

16. Fair Value Measurement

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$1,128	$—	$—	$1,128

Liabilities
Contingent consideration (2)	$—	$—	$8,300	$8,300

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$122,328	$—	$—	$122,328

(1) Represents the cash and cash equivalents that were held in a money market fund as of December 31, 2016 and 2015, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the Passport acquisition as described further in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the years ended December 31, 2016 and 2015, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

As discussed in Note 4, the strategic alliance with Passport includes a provision for additional equity consideration contingent upon the Company obtaining new third party Medicaid business in future periods. The significant unobservable inputs used in the fair value measurement of the Passport contingent consideration are the five-year risk-adjusted recurring revenue compound annual growth rate (“CAGR”) and the applicable discount rate. A significant increase in the assumed five-year risk-adjusted recurring revenue CAGR projection or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows for the year ended December 31, 2016 (in thousands):

Balance as of beginning of year	$—
Additions	10,386
Settlements	—
Realized and unrealized (gains) losses, net	(2,086)
Balance as of end of year	$8,300

The table above includes contingent consideration related to both the Passport and Valence Health transactions. As discussed in Note 4, there was contingent consideration related to the Valence Health transaction, tied to Valence Health contracting new business activity on or before December 31, 2016. The Company determined the fair value of the contingent consideration was approximately $2.6 million as of the acquisition date. Valence Health did not contract sufficient business activity to be eligible for any contingent consideration as of December 31, 2016. Accordingly, the Company recorded a $2.6 million realized gain associated with the release of the liability. There is no contingent consideration obligation related to the Valence Health transaction as of December 31, 2016. The realized gain was offset by a $0.5 million realized loss associated with an increase in fair value of Passport’s contingent consideration, which was initially recorded at $7.8 million. As a result, the Company recorded a net realized gain of 2.1 million in fair value of contingent consideration for the year ended December 31, 2016.

The Company did not have any assets or liabilities with Level 3 inputs for the year ended December 31, 2015.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of December 31, 2016:

	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,300	Real options approach	Risk-adjusted recurring revenue CAGR	97.0%	(2)
			Discount rate/time value	2.5% - 4.5%

(1) Related to additional Passport earn-out consideration as described further in Note 4.
(2) The risk-adjusted recurring revenue CAGR is calculated over the five year period 2017-2021. Given that there was no recurring revenue in 2016, the calculation of the 2017 growth rate is based on a theoretical 2016 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR over the period 2018-2021 is 50.8%.

The Company did not hold any assets or liabilities with Level 3 inputs as of December 31, 2015.

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes goodwill, intangible assets, property, plant and equipment, held-to-maturity investments and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value. Refer to Notes 4, 5, 6, 7 and 14 for further discussion of assets measured at fair value on a nonrecurring basis.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash, receivables, prepaid expenses, accrued liabilities, accrued compensation and deferred rent approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

The estimated fair value of the 2021 Notes is $125.0 million, which approximates cost as of December 31, 2016. Fair value approximates cost as there were no significant movements in interest rates between the issuance date and December 31, 2016. See Note 8 for further discussion of the 2021 Notes.

17. Related Parties
As discussed in Note 14, Evolent owned a 26% economic interest in GPAC as of December 31, 2016, and is considered to have significant influence. As a result, the Company accounts for the investment under the equity method of accounting and is allocated its proportional share of GPAC’s profits and losses for each reporting period. In addition, the Company signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings.

The Company also works closely with both of its founding investors, The Advisory Board and UPMC. The relationship with The Advisory Board is centered on providing certain specified services and making valuable connections with CEOs of health systems that could become partners. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

Additionally, prior to the Offering Reorganization, we issued shares of our stock to certain of our partners while concurrently entering into revenue contracts with those partners. Those partners were considered related parties and the balances and/or transactions with them were reported on our consolidated financial statements for the periods in which they held an equity interest in Evolent Health, Inc. Subsequent to December 31, 2015 and as of December 31, 2016, only one of our partners holds an equity interest in Evolent Health, Inc. That same partner represents a significant portion of our revenue and has a member of their management on our board of directors. That partner, our founding investors and their related businesses are considered related parties and the balances and/or transactions with them are reported on our consolidated financial statements.

18. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter
2016
Total revenue	$49,449	$56,518	$60,210	$88,011
Total operating expenses	224,527	69,147	76,049	121,884
Net income (loss)	(173,811)	(11,999)	(15,775)	(25,193)
Net income (loss) attributable to non-controlling interests	(51,071)	(3,612)	(4,567)	(7,786)
Net income (loss) attributable to Evolent Health, Inc.	(122,740)	(8,387)	(11,208)	(17,407)

Earnings (loss) per common share (2)
Basic	$(2.91)	$(0.20)	$(0.26)	$(0.33)
Diluted	(2.91)	(0.20)	(0.26)	(0.33)

2015
Total revenue	$—	$10,414	$40,406	$46,058
Total operating expenses	—	21,953	57,652	60,245
Net income (loss)	(11,319)	356,488	(17,088)	(8,267)
Net income (loss) attributable to non-controlling interests	—	(3,424)	(5,108)	(4,148)
Net income (loss) attributable to Evolent Health, Inc.	(11,319)	359,912	(11,980)	(4,119)

Earnings (loss) per common share
Basic	$(4.22)	$25.69	$(0.29)	$(0.10)
Diluted	(4.22)	9.73	(0.29)	(0.10)

(1) The results of operations for the three months ended March 31, 2016, were revised due to the adoption of ASU 2016-09 during the second quarter of 2016, which resulted in a cumulative effect reduction to beginning retaining earnings of $0.5 million and an increase in net income (loss) of approximately $0.1 million for the three months ended March 31, 2016. The increase was due to our policy election to recognize share-based award forfeitures as they occur, as opposed to applying an estimated forfeiture rate. We adopted the new guidance during the second quarter of 2016 and, as such, the adjusted results of operations were not reflected in our Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 16, 2016. The results of operations for the three months ended March 31, 2016, were previously adjusted due to the adoption during the second quarter of 2016 and recasted in the footnotes to the financial statements in our Form 10-Q for the quarter ended June 30, 2016. However, that disclosure reflected a $0.5 million cumulative effect impact of adoption as an expense during the first quarter of 2016 rather than a reduction to beginning retained earnings. The disclosure was corrected in our Form 10-Q for the quarter ended September 30, 2016. Management has concluded that the impact of the error is not material to any of the periods presented. There is no impact related to this error to any other period. The results above for the three months ended March 31, 2016, reflect the results presented in our Form 10-Q for the quarter ended September 30, 2016. See Note 2 for further discussion of the change in accounting principle as a result of the adoption of new guidance.

The unaudited consolidated quarterly results of operations include certain unusual or infrequently occurring items that were material to the results of certain quarters as described below.

As discussed in Note 2, periods prior to the Offering Reorganization are not comparable to periods after the Offering Reorganization as the Company accounted for Evolent Health LLC as an equity method investment prior to June 4, 2015. Subsequent to the Offering Reorganization on June 4, 2015, we included the results of Evolent Health LLC in our consolidated financial statements. Therefore, the first quarter of 2015 is not directly comparable to periods after the Offering Reorganization, including the same period in 2016.

During the second quarter of 2015, the Offering Reorganization resulted in a one-time gain on consolidation of approximately $414.1 million, as described further in Note 4. We also incurred additional stock-based compensation expense of $4.9 million as a result of IPO-related accelerated vesting of restricted stock in 2015.

The Company recorded a goodwill impairment of 160.6 million during the first quarter of 2016, as described further in Note 7.

During the fourth quarter of 2016, the Company completed the acquisition of Valence Health and Aldera. As described further in Note 4, the acquisition of Valence Health resulted in a one-time lease abandonment expense of approximately $6.5 million, as well as approximately $3.9 million in stock compensation expense related to the acceleration of unvested Valence Health equity awards that vested upon the close of the Valence Health acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, and based on an identified material weakness in our internal control over financial reporting as described below, our principal executive officer and principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective.

Based on additional procedures and analysis performed by management, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  The Company’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the guidelines established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We determined that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting resulting from an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. Additionally, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We excluded, from our assessment of internal control over financial reporting as of December 31, 2016, Valence Health and Aldera as they were acquired by the Company during the fourth quarter of 2016. The total assets (excluding goodwill and intangible assets) and total revenues of Valence Health, a wholly-owned subsidiary, represent $66.5 million and $24.1 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. The total assets (excluding goodwill and intangible assets) and total revenues of Aldera, a wholly-owned subsidiary, represent $3.2 million and $1.2 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Remediation Activities

We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness.  Steps we have taken include hiring additional, and reallocating existing, accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department, enhancing our internal review procedures during the financial statement close process, and refining our existing internal control documentation.  While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of hiring additional staff and implementing, documenting and testing additional procedures and controls and require additional time to complete the remediation process and to ensure the sustainability of the revised procedures and controls.  While we continue to devote significant time and attention to these remediation efforts, the material weakness cannot be considered remediated until the remediated controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than the remediating procedures related to the identified material weakness in internal control over financial reporting discussed above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial offer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 8, 2017, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2016 (the “2017 Proxy Statement”).

The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Executive Officers of the Registrant” in this Annual Report on Form 10-K and our 2017 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our investor relations website.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and other employees, including our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions. We have made a current copy of the code available on our website, www.evolenthealth.com. The code is available in print, without charge, to any person who sends a written request to our Corporate Secretary at 800 N. Glebe Road, Suite 500, Arlington, VA 22203. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics by posting such information on our website.

Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our 2017 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	The following financial statements of the registrant and report of independent registered public accounting firm are included of Item 8 hereof:

(2)	The audited financial statements of Evolent Health LLC are provided as Exhibit 99.1 and incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolent Health, Inc.

By:	/s/ Nicholas McGrane
Name:	Nicholas McGrane
Title:	Chief Financial Officer

Dated: March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Williams	Chief Executive Officer and Director	March 2, 2017
Frank Williams	(Principal Executive Officer)

/s/ Nicholas McGrane	Chief Financial Officer	March 2, 2017
Nicholas McGrane	(Principal Financial Officer)

/s/ Lydia Stone	Corporate Controller	March 2, 2017
Lydia Stone	(Principal Accounting Officer)

/s/ David Farner	Director	March 2, 2017
David Farner

/s/ Bruce Felt	Director	March 2, 2017
Bruce Felt

/s/ Matthew Hobart	Director	March 2, 2017
Matthew Hobart

/s/ Diane Holder	Director	March 2, 2017
Diane Holder

/s/ Michael Kirshbaum	Director	March 2, 2017
Michael Kirshbaum

/s/ Michael D’Amato	Director	March 2, 2017
Michael D’Amato

/s/ Norman Payson	Director	March 2, 2017
Norman Payson, MD

/s/ Kenneth Samet	Director	March 2, 2017
Kenneth Samet

/s/ Cheryl Scott	Director	March 2, 2017
Cheryl Scott

EVOLENT HEALTH, INC.
Exhibit Index

2.1*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference
2.2*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on
Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference
3.1	Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the
Company’s Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference
3.2	Second Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on
Form 8-K filed with the SEC on May 6, 2016, and incorporated herein by reference
4.1	Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration
Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
4.2	Registration Rights Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH,
L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as
Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
4.3	Indenture dated as of December 5, 2016, between Evolent Health, Inc. and U.S. Bank National Association, as
trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference
4.4	Form of 2.00% Convertible Senior Notes due 2021, filed as Exhibit 4.2 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference
10.1	Third Amended and Restated Operating Agreement of Evolent Health LLC, dated as of June 4, 2015, filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.2	Income Tax Receivables Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc.,
Evolent Health LLC and certain stockholders of Evolent Health, Inc., filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.3	Exchange Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC,
TPG Eagle Holdings, L.P., The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.4	Amended and Restated Master Investors’ Rights Agreement among Evolent Health Holdings, Inc., Evolent Health
LLC and the Investors named therein, dated as of January 6, 2014, filed as Exhibit 10.6 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.5	Stockholders Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P.,
TPG Eagle Holdings, L.P., UPMC and The Advisory Board Company, filed as Exhibit 10.1 to the
Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.6+	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration Statement
on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.7+	Amendment No. 1 to the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.9 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.8+	Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Exhibit 10.9 to Amendment No. 1 to the
Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
10.9+	Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive
Compensation Plan, filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on
June 10, 2015, and incorporated herein by reference
10.10+	Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus
Incentive Compensation Plan, filed as Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.11+	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc.,
2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Report on Form 8-K

E-1

filed with the SEC on June 10, 2015, and incorporated herein by reference
10.12+	Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.13+	Consulting Agreement by and between Evolent Health LLC and NCP, Inc., dated as of March 12, 2014, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.14†	Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1
filed with the SEC on May 5, 2015, and incorporated herein by reference
10.15†	Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and
Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement
on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.16	Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory
Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.17	Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of July 31, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.18	First Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of March 1, 2013, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.19	Second Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of April 1, 2014, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.20	Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference
10.21+	Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc.
2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on
Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference
21.1	Subsidiaries of Evolent Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited Financial Statements of Evolent Health LLC
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
† The Company’s request for confidential treatment with respect to certain portions of this exhibit has been accepted.
+ Constitutes a management contract or other compensatory plan or arrangement.
* The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

E-2