Form 10-Q
period 2017-03-31
Evolent Health, Inc.
filed 2017-05-10
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
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
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of May 5, 2017, there were 57,724,767 shares of the registrant’s Class A common stock outstanding and 10,285,265 shares of the registrant’s Class B common stock outstanding.

Evolent Health, Inc.

Explanatory Note

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to (1) prior to the completion of the Offering Reorganization described in “Part I - Item 1. Business - Initial Public Offering, Organizational Transactions, 2016 Secondary Offering and Other Equity Transactions - Organizational Transactions” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), Evolent Health Holdings, Inc., our predecessor, (including its operating subsidiary, Evolent Health LLC), and (2) after giving effect to such reorganization, Evolent Health, Inc. and its consolidated subsidiaries. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC.

For more information about the Offering Reorganization, refer to “Part I - Item 1. Business - Initial Public Offering, Organizational Transactions, 2016 Secondary Offering and Other Equity Transactions - Organizational Transactions” in our 2016 Form 10-K.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	the structural change in the market for health care in the United States;

•	uncertainty in the health care regulatory framework;

•	the uncertain impact the results of the 2016 presidential and congressional elections may have on health care laws and regulations;

•	our ability to effectively manage our growth;

•	the significant portion of revenue we derive from our largest partners;

•	our ability to offer new and innovative products and services;

•
risks related to completed and future acquisitions, investments and alliances, including the acquisitions of Valence Health, Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”) and Aldera Holdings, Inc. (“Aldera”), which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

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

•
provisions in our amended and restated certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;

•	our intention not to pay cash dividends on our Class A common stock;

•	our ability to remediate the material weakness in our internal control over financial reporting;

•	our status as an “emerging growth company”; and

•	our lack of public company operating experience.

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our 2016 Form 10-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$104,295	$134,563
Restricted cash and restricted investments	23,254	34,416
Accounts receivable, net (amounts related to affiliates: 2017 - $6,155; 2016 - $8,258)	44,638	40,635
Prepaid expenses and other current assets (amounts related to affiliates: 2017 - $1,110; 2016 - $4,507)	11,667	11,011
Investments, at amortized cost	33,684	44,341
Total current assets	217,538	264,966
Restricted cash and restricted investments	8,661	6,000
Investments in and advances to affiliates	1,636	2,159
Property and equipment, net	35,459	31,179
Prepaid expenses and other non-current assets	9,782	10,043
Intangible assets, net	254,166	258,923
Goodwill	627,204	626,569
Total assets	$1,154,446	$1,199,839

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2017 - $8,593; 2016 - $13,480)	$39,613	$43,892
Accrued liabilities (amounts related to affiliates: 2017 - $2,107; 2016 - $3,211)	22,320	29,160
Accrued compensation and employee benefits	16,993	38,408
Deferred revenue	25,513	20,481
Total current liabilities	104,439	131,941
Long-term debt, net of discount	120,706	120,283
Other long-term liabilities	14,091	14,655
Deferred tax liabilities, net	18,470	20,846
Total liabilities	257,706	287,725

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 57,026,226 and 52,586,899
shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	570	506
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 10,948,832 and 15,346,981
shares issued and outstanding as of March 31, 2017, and December 31, 2016, respectively	109	153
Additional paid-in-capital	621,187	555,250
Retained earnings (accumulated deficit)	128,605	146,617
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	750,471	702,526
Non-controlling interests	146,269	209,588
Total shareholders' equity (deficit)	896,740	912,114
Total liabilities and shareholders' equity (deficit)	$1,154,446	$1,199,839

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2017	2016
Revenue
Transformation (1)	$10,235	$8,114
Platform and operations (1)	96,003	41,335
Total revenue	106,238	49,449

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	67,528	28,610
Selling, general and administrative expenses (1)	53,550	31,946
Depreciation and amortization expenses	6,615	3,371
Goodwill impairment	—	160,600
Total operating expenses	127,693	224,527
Operating income (loss)	(21,455)	(175,078)
Interest income	185	279
Interest expense	(954)	—
Income (loss) from affiliates	(522)	—
Other income (expense), net	2	—
Income (loss) before income taxes and non-controlling interests	(22,744)	(174,799)
Provision (benefit) for income taxes	405	(988)
Net income (loss)	(23,149)	(173,811)
Net income (loss) attributable to non-controlling interests	(5,137)	(51,071)
Net income (loss) attributable to Evolent Health, Inc.	$(18,012)	$(122,740)

Earnings (Loss) Available for Common Shareholders
Basic	$(18,012)	$(122,740)
Diluted	(18,012)	(122,740)

Earnings (Loss) per Common Share
Basic	$(0.34)	$(2.91)
Diluted	(0.34)	(2.91)

Weighted-Average Common Shares Outstanding
Basic	52,599	42,185
Diluted	52,599	42,185

(1)	Amounts related to affiliates included above are as follows (see Note 16):

	Revenue
	Transformation	$198	$44
	Platform and operations	6,778	7,002
	Expenses
	Cost of revenue (exclusive of depreciation and amortization expenses)	6,344	5,128
	Selling, general and administrative expenses	405	383

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three
	Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(23,149)	$(173,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from affiliates	522	—
Depreciation and amortization expenses	6,615	3,371
Goodwill impairment	—	160,600
Stock-based compensation expense	5,104	4,335
Deferred tax provision (benefit)	405	(988)
Amortization of deferred financing costs	229	—
Accretion of bond premium/discounts	57	—
Other	159	110
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(4,003)	(4,835)
Prepaid expenses and other current assets	(629)	656
Accounts payable, net of change in restricted cash and restricted investments	4,222	(2,896)
Accrued liabilities	(6,727)	1,414
Accrued compensation and employee benefits	(21,424)	(12,302)
Deferred revenue	4,581	3,494
Other long-term liabilities	(727)	48
Net cash provided by (used in) operating activities	(34,765)	(20,804)

Cash Flows from Investing Activities
Cash paid for asset acquisition or business combination	—	(11,500)
Maturities and sales of investments	10,600	—
Purchases of property and equipment	(5,978)	(3,353)
Change in restricted cash and restricted investments	—	1,198
Net cash provided by (used in) investing activities	4,622	(13,655)

Cash Flows from Financing Activities
Proceeds from stock option exercises	542	25
Taxes withheld for vesting of restricted stock units	(667)	—
Net cash provided by (used in) financing activities	(125)	25

Net increase (decrease) in cash and cash equivalents	(30,268)	(34,434)
Cash and cash equivalents as of beginning-of-period	134,563	145,726
Cash and cash equivalents as of end-of-period	$104,295	$111,292

Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$83	$90
Class A common stock issued in connection with business combinations	—	10,534
Measurement period adjustments related to business combinations	635	—
Change in accrued financing costs related to 2021 Notes	196	—

Effects of the March 2017 Secondary Offering
Decrease in non-controlling interests as a result of Class B Exchanges	59,585	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

						Retained
						Earnings
	Class A		Class B		Additional	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2015	41,491	$415	17,525	$175	$342,063	$306,688	$285,238	$934,579

Cumulative-effect adjustment from adoption of new
accounting principle	—	—	—	—	468	(329)	(139)	—
Stock-based compensation expense	—	—	—	—	16,147	—	—	16,147
Acceleration of unvested equity awards for Valence Health
employees	162	2	—	—	3,897	—	—	3,899
Exercise of stock options	221	—	—	—	1,259	—	—	1,259
Restricted stock units vested, net of shares withheld for taxes	84	—	—	—	2,193	—	—	2,193
Exchange of Class B common stock	2,178	22	(2,178)	(22)	28,220	—	(28,220)	—
Tax impact of Class B common stock exchange	—	—	—	—	1,606	—	—	1,606
Issuance of Class A common stock for business combinations	8,451	67	—	—	177,715	—	—	177,782
Tax impact of Class A common stock issued for
business combinations	—	—	—	—	1,427	—	—	1,427
Reclassification of non-controlling interests	—	—	—	—	(19,745)	—	19,745	—
Net income (loss)	—	—	—	—	—	(159,742)	(67,036)	(226,778)

Balance as of December 31, 2016	52,587	506	15,347	153	555,250	146,617	209,588	912,114

Stock-based compensation expense	—	—	—	—	5,104	—	—	5,104
Exercise of stock options	94	20	—	—	522	—	—	542
Restricted stock units vested, net of shares withheld for taxes	60	1	—	—	(668)	—	—	(667)
Shares retired upon release from Valence Health escrow	(113)	(1)	—	—	1	—	—	—
Exchange of Class B common stock	4,398	44	(4,398)	(44)	59,585	—	(59,585)	—
Tax impact of Class B common stock exchange	—	—	—	—	2,796	—	—	2,796
Reclassification of non-controlling interests	—	—	—	—	(1,403)	—	1,403	—
Net income (loss)	—	—	—	—	—	(18,012)	(5,137)	(23,149)

Balance as of March 31, 2017	57,026	$570	10,949	$109	$621,187	$128,605	$146,269	$896,740

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

Our predecessor, Evolent Health Holdings, Inc. (“Evolent Health Holdings”), merged with and into Evolent Health, Inc. in connection with the Offering Reorganization, as defined and discussed in our 2016 Form 10-K.

Prior to our initial public offering (“IPO”) in June 2015 and the offering reorganization we undertook in connection therewith, Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”). However, Evolent Health Holdings was able to exert significant influence on Evolent Health LLC and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the offering reorganization which occurred on June 4, 2015, (the “Offering Reorganization”), the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. As of March 31, 2017, the Company owned 83.9% of the economic interests and 100% of the voting rights in Evolent Health LLC, and is the sole managing member of Evolent Health LLC.

Since its inception, the Company has incurred losses from operations. As of March 31, 2017, the Company had cash and cash equivalents of $104.3 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The Consolidated Balance Sheet at December 31, 2016, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosure normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) has been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2016 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2016 Form 10-K for a complete summary of our significant accounting policies.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments are carried at cost and include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	March 31,	December 31,
	2017	2016
Collateral for letters of credit
for facility leases (1)	$3,948	$4,852
Collateral with financial institutions (2)	4,950	4,950
Pharmacy benefit management
and claims processing services (3)	22,035	30,555
Other	982	59
Total restricted cash
and restricted investments	31,915	40,416

Non-current restricted investments (2)	4,950	4,950
Non-current restricted cash (1)	3,711	1,050
Total non-current restricted cash
and restricted investments	8,661	6,000
Current restricted cash
and restricted investments	$23,254	$34,416

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral for letters of credit held with financial institutions for risk-sharing arrangements. The collateral amount is invested in restricted certificates of deposit with original maturities in excess of 12 months. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates cost as of March 31, 2017. See Note 9 for further discussion of our risk-sharing arrangements.
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

As discussed in Note 3, we adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The adoption resulted in an update to our accounting policy for goodwill impairment. Under the updated policy, we perform a one-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations. See Note 7 for additional discussion regarding goodwill impairment tests.

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. During the second quarter of 2016, we elected to early adopt ASU 2016-09 effective January 1, 2016.

Adoption of ASU 2016-09 resulted in a cumulative effect reduction to beginning retaining earnings of $0.5 million as of January 1, 2016, and an increase in net income (loss) of approximately $0.1 million for the three months ended March 31, 2016. The increase was due to our policy election to recognize share-based award forfeitures as they occur, as opposed to applying an estimated forfeiture rate. As we adopted the new guidance during the second quarter of 2016, the revised results of operations were not reflected in our Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 16, 2016. However, the revised results of operations were incorporated in this Form 10-Q and our 2016 Form 10-K. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in our 2016 Form 10-K for further information about the impact of the adoption.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment. The purpose of the ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We believe this newly adopted principle is preferable as it reduces the complexity of performing a goodwill impairment test. As a result, we adopted this standard effective January 1, 2017. Our updated accounting policy for goodwill impairment is described in Note 2. While the adoption of this ASU may have a material impact in determining the results of future goodwill impairment tests and thus impact our consolidated financial statements in the future, there was no impact of the adoption during the three months ended March 31, 2017.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting. The purpose of this ASU is to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the three months ended March 31, 2017.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments. The purpose of this ASU is to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely rated to their debt hosts. An entity performing the assessment under the amendments in the ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the three months ended March 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligation. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016: ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We intend to adopt the requirements of this standard effective January 1, 2018, and while we are evaluating the impact to our financial condition and results of operations, we expect the adoption of this ASU to require the inclusion of additional disclosures surrounding the nature and timing of our revenue. In our efforts to adopt this ASU, we have formulated an implementation team that is currently engaged in the evaluation process. We have evaluated a number of our contracts and at this point there is no clear indication regarding overall impact to our consolidated financial statements. We intend to complete the process during 2017, and until we have a clear indication of the impact of the adoption of the new standard we will not finalize our implementation method.

We have evaluated all other issued and unadopted ASUs and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

4. Transactions

Business Combinations

Aldera

On November 1, 2016, the Company completed the acquisition of Aldera, including 100% of the voting equity interests. Aldera is the primary software provider for the Valence Health (as defined below) TPA platform. The acquisition provides control over a key vendor for Valence Health’s TPA services. The merger consideration, net of certain closing and post-closing adjustments was $34.3 million based on the closing price of the Company’s Class A common stock on the New York Stock Exchange on November 1, 2016, and consisted of approximately 0.5 million shares of the Company’s Class A common stock, $17.5 million in cash and $7.0 million related to the settlement of a prepaid software license. As a result of the Class A common stock issued for the Aldera transaction, the Company’s ownership of Evolent Health LLC increased from 77.2% to 77.4% due to the Company having been issued Class A membership units in Evolent Health LLC in exchange for the contribution of Aldera to Evolent Health LLC post-acquisition.

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

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts deemed receivable by management. Identifiable intangible assets associated with technology and customer relationships will be amortized on a straight-line basis over their estimated useful lives of 5 and 15 years, respectively. The technology is related to source code for licensed software used to support the third party administration platform offered to Aldera’s clients. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The transaction was a taxable business combination for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information. The Company recorded immaterial measurement period adjustments, which primarily impacted accrued liabilities, during the three months ended March 31, 2017. The net impact of these adjustments resulted in a decrease to goodwill of less than $0.1 million during the three months ended March 31, 2017. As the adjustments were immaterial, we did not update the purchase price allocation table. Any remaining adjustments are expected to be finalized within one year of the acquisition date.

Valence Health

On October 3, 2016, the Company completed its acquisition of Valence Health, including 100% of the voting equity interests. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides value-based administration, population health and advisory services. In its 20 year history, Valence Health has developed particular expertise in the Medicaid and pediatric markets. The addition of Valence Health is expected to strengthen the Company’s operational capabilities and provide increased scale and client diversification.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 3, 2016. During the three months ended March 31, 2017, the Company recorded an adjustment to deferred revenue. The purchase price allocation, as previously determined, the measurement period adjustment and the purchase price allocation, as revised, are as follows (in thousands):

		Measurement
	As Previously	Period
	Determined	Adjustment	As Revised
Purchase consideration:
Fair value of Class A common stock issued	$159,614	$—	$159,614
Fair value of contingent consideration	2,620	—	2,620
Cash	54,799	—	54,799
Total consideration	$217,033		$217,033

Tangible assets acquired:
Restricted cash	$1,829	$—	$1,829
Accounts Receivable	8,587	—	8,587
Prepaid expenses and other current assets	3,465	—	3,465
Property and equipment	6,241	—	6,241
Other non-current assets	313	—	313

Favorable leases assumed (net of unfavorable leases)	4,323	—	4,323

Identifiable intangible assets acquired:
Customer relationships	69,000	—	69,000
Technology	18,000	—	18,000

Liabilities assumed:
Accounts payable	5,703	—	5,703
Accrued liabilities	3,865	—	3,865
Accrued compensation and employee benefits	9,200	—	9,200
Deferred revenue	2,022	640	2,662
Other long-term liabilities	2,328	—	2,328
Net deferred tax liabilities	13,316	—	13,316

Goodwill	141,709	640	142,349
Net assets acquired	$217,033		$217,033

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

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information, inclusive of measurement period adjustments. The Company recorded a measurement period adjustment to increase deferred revenue and goodwill by approximately $0.6 million during the three months ended March 31, 2017. Approximately $0.2 million of the $0.6 million was recorded as revenue during the three months ended March 31, 2017. Any remaining necessary adjustments are expected to be finalized within one year from the date of acquisition.

Our results for the year ended December 31, 2016, included approximately $3.9 million in stock compensation expense related to the acceleration of unvested Valence Health equity awards that vested upon the close of the Valence Health acquisition. The expense is related to Valence Health employees that remained with the Company following the close of the acquisition.

Our results from operations for the year ended December 31, 2016, also included a lease abandonment expense of approximately $6.5 million in conjunction with a rental space acquired as part of the Valence Health acquisition. Immediately following the acquisition, the Company made a decision to abandon and sublet its rented space at 540 W. Madison Street, Suite 1400, Chicago, Illinois (the “14th Floor Space”). The 14th Floor Space was completely vacated and is not being used in any manner by Evolent following the date of the merger. Accordingly, the Company believes it effectively ceased using the 14th Floor Space on October 3, 2016. As of October 3, 2016, the total gross value of remaining lease payments was $20.8 million and the gross value of reasonably estimable sublease rentals was $13.5 million. The Company applied a discount rate of 5%, based on its estimated incremental unsecured borrowing rate, resulting in an estimated net present value of the abandonment loss of approximately $6.5 million, the long-term portion of which is recorded within “Other long-term liabilities” and the short-term portion of which is recorded within “Accrued liabilities” on our Consolidated Balance Sheets. The abandonment loss was recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2016.

In conjunction with our acquisition of Valence Health on October 3, 2016, we also signed a Master Service Agreement (the “MSA”), as well as a Transition Service Agreement (the “TSA”) with Cicerone Health Solutions, Inc., the surviving Valence Health, Inc. state insurance cooperative business not acquired by Evolent (“CHS”). The MSA and the TSA are at market rates and, therefore, there is no allocation of purchase price to these arrangements.

The terms of the MSA stipulate that the Company will provide service information technology, system configuration and medical management services to CHS’s state insurance cooperative clients until December 31, 2018. Based on management’s analysis, the terms of the MSA are at fair market value.

Under the terms of the TSA, the Company will provide back office information technology support to CHS and CHS will provide back office finance and human resources support to Evolent until December 31, 2017. Additionally, employees of both entities will have mutual employee health care claims administration through a self-funded plan. Based on management’s analysis, the terms of the TSA are at fair market value.

Passport

On February 1, 2016, the Company entered into a strategic alliance with University Health Care, Inc. d/b/a Passport Health Plan (“Passport”), a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to approximately 0.3 million Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. The Company incurred approximately $0.2 million in transaction costs related to the Passport acquisition for the year ended December 31, 2016. The transaction costs were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations. The Company has accounted for the transactions with Passport as a business combination using purchase accounting.

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was initially valued at $7.8 million. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The contingent consideration of $8.3 million is a mark-to-market liability recorded within “Other long-term liabilities” on our Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016. We recorded a re-measurement loss of approximately $0.5 million based on a change in the discount rate during the fourth quarter of 2016. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 15.

The purchase price was allocated to the assets acquired based on their fair values as of February 1, 2016, as follows (in thousands):

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

Pro Forma Financial Information (Unaudited)

The unaudited pro forma Consolidated Statements of Operations presented below gives effect to (1) the Aldera transaction as if it had occurred on January 1, 2015, (2) the Valence Health transaction as if it had occurred on January 1, 2015, and (3) the Passport transaction as if it had occurred on January 1, 2015. The following pro forma information includes adjustments to:

•	remove transaction costs related to the Passport transaction of $0.3 million recorded during 2016 and reclassify said amounts to the three months ended March 31, 2015;

•	remove transaction costs related to the Passport transaction of $0.2 million recorded in the fourth quarter of 2015 and reclassify said amounts to the three months ended March 31, 2015;

•
remove transaction costs related to Aldera and Valence Health of $0.2 million and $2.7 million, respectively, recorded during 2016, and reclassify said amounts to the three months ended March 31, 2015;

•
remove one-time items, such as the gain on the release of our contingent liability related to Valence Health of $2.6 million, stock based compensation of $3.9 million related to the acceleration of Valence Health’s unvested equity awards and the lease abandonment charge related to the 14th Floor Space of $6.5 million, recorded during the fourth quarter of 2016 and reclassify said amounts to the three months ended March 31, 2015;

•	record amortization expenses related to intangible assets beginning January 1, 2015, for intangible assets related to Valence Health and Aldera;

•	record revenue and expenses related to the Valence Health MSA and TSA agreements for the three months ended March 31, 2016;

•	remove the tax benefit associated with the Valence Health acquisition recorded during the fourth quarter of 2016 and reclassify said amounts to the three months ended March 31, 2015; and

•	record rent expense related to Passport prepaid lease beginning January 1, 2015.

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

For the Three
Months Ended
March 31,
2016
Revenue	$81,326
Net income (loss)	(177,620)
Net income (loss) attributable
to non-controlling interests	(46,022)
Net income (loss) attributable
to Evolent Health, Inc.	(131,598)

Net income (loss) available to
common shareholders:
Basic	(2.63)
Diluted	(2.63)

Securities Offerings

March 2017 Secondary

Certain Investor Stockholders have an existing exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange.

In March 2017, the Company completed a secondary offering of 7.5 million shares of its Class A common stock at a price to the underwriters of $19.53 per share (the “March 2017 Secondary”). The shares sold in the offering were sold by certain affiliates of TPG, The Advisory Board Company (“The Advisory Board”), UPMC and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”). The Company did not receive any proceeds from the sale of the shares.

The shares sold in the March 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders and 4.4 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the March 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% as of March 31, 2017, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

The Company’s economic interest in Evolent Health LLC will increase if further Class B Exchanges occur.

September 2016 Secondary

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the public of $22.50 per share (the “September 2016 Secondary”). The shares sold in the offering were sold by Investor Stockholders and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”). The Company did not receive any proceeds from the sale of the shares.

The shares sold in the September 2016 Secondary consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the September 2016 Secondary, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% as of September 22, 2016, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

Asset Acquisition

Vestica

On March 1, 2016, the Company entered into an Asset Purchase Agreement between Vestica Healthcare, LLC (“Vestica”) and Evolent Health LLC. As part of the transaction, the Company paid $7.5 million to acquire certain assets from Vestica to further align our interests with one of our existing partners. Vestica can earn an additional $4.0 million in consideration, which is being held in escrow, based on certain future events. This transaction also includes an arrangement under which Vestica will continue to perform certain services on our behalf related to the acquired assets.

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

5. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs (in thousands) were as follows:

	As of March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,073	$40	$29	$28,084
Corporate bonds	5,611	24	1	5,634
Total investments	$33,684	$64	$30	$33,718

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,119	$116	$27	$28,208
Corporate bonds	16,222	81	8	16,295
Total investments	$44,341	$197	$35	$44,503

The amortized cost and fair value of our investments by contractual maturities (in thousands) were as follows:

	As of March 31, 2017		As of December 31, 2016
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
Due in one year or less	$33,684	$33,718	$44,341	$44,503
Due after one year through five years	—	—	—	—
Total	$33,684	$33,718	$44,341	$44,503

The following table summarizes our held-to-maturity securities in an unrealized loss position as of the periods noted below. These securities are aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands, except number of securities):

	As of March 31, 2017			As of December 31, 2016
	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses
Unrealized loss for less than twelve months
U.S. Treasury bills	3	$12,011	$13	1	$4,002	$1

We did not hold any securities in a continuous unrealized loss position for twelve months or longer as of March 31, 2017, or December 31, 2016.

When a held-to-maturity investment is in an unrealized loss position, we assess whether or not we expect to recover the entire cost basis of security, based on our best estimate of the present value of cash flows expected to be collected from the debt security. Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness and forecasted performance of the investee. In cases where the estimated present value of future cash flows is less than our cost basis, we recognize an other than temporary impairment and write the investment down to its fair value. The new cost basis would not be changed for subsequent recoveries in fair value. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant for the three months ended March 31, 2017 and 2016, respectively. The Company does not intend, nor does the Company believe that it is likely, that the Company will be required to sell these securities before the recovery of the cost basis.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	March 31,	December 31,
	2017	2016
Computer hardware	$4,674	$4,474
Furniture and equipment	2,448	2,448
Internal-use software development costs	27,237	21,385
Leasehold improvements	8,117	8,108
Total property and equipment	42,476	36,415
Accumulated depreciation and amortization	(7,017)	(5,236)
Total property and equipment, net	$35,459	$31,179

The Company capitalized $5.8 million and $3.4 million of internal-use software development costs for the three months ended March 31, 2017 and 2016, respectively. The net book value of capitalized internal-use software development costs was $25.0 million and $19.9 million as of March 31, 2017, and December 31, 2016, respectively.

Depreciation expense related to property and equipment was $1.8 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, of which amortization expense related to capitalized internal-use software development costs was $0.7 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our annual goodwill impairment review occurs during the fourth quarter of each fiscal year. We performed our 2016 evaluation on October 31, 2016, as further described in our 2016 Form 10-K. Our qualitative assessment did not identify sufficient indicators of impairment to require a Step 1 evaluation.

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

We did not identify any qualitative factors that would trigger a Step 1 test during the three months ended March 31, 2017. As discussed in Notes 2 and 3, we adopted ASU 2017-04 during the first quarter of 2017, thus changing our policy with regard to goodwill impairment testing. Following the adoption, we will perform a one-step test for goodwill impairment. The discussion below of our goodwill impairment testing during the first quarter of 2016 was performed using a two-step method under our previous policy.

During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33, compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and, as such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

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

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	For the Three
	Months	For the Year
	Ended	Ended
	March 31,	December 31,
	2017	2016
Balance as of beginning-of-period	$626,569	$608,903
Goodwill Acquired (1)	—	178,266
Measurement period adjustments (2)	635	—
Goodwill Impairment	—	(160,600)
Balance as of end-of-period	$627,204	$626,569

(1) Represents goodwill acquired as a result of the Passport, Valence Health and Aldera transactions, as discussed in Note 4.
(2) Represents measurement period adjustments related to Valence Health and Aldera, as discussed in Note 4.

Intangible Assets, Net

As part of the Offering Reorganization, intangible assets of $169.0 million were recorded on our Consolidated Balance Sheets. We recorded additional intangible assets of $108.3 million related to our acquisitions in 2016, as discussed in Note 4.

Details of our intangible assets (in thousands) are presented below:

	As of March 31, 2017
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.2	$19,000	$1,741	$17,259
Customer relationships	21.2	203,500	11,341	192,159
Technology	4.9	50,500	9,828	40,672
Below market lease, net	9.0	4,323	247	4,076
Total		$277,323	$23,157	$254,166

	As of December 31, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.4	$19,000	$1,505	$17,495
Customer relationships	21.5	203,500	9,018	194,482
Technology	5.2	50,500	7,753	42,747
Below market lease, net	9.4	4,323	124	4,199
Total		$277,323	$18,400	$258,923

Amortization expense related to intangible assets was $4.8 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. As discussed above, during the first quarter of 2016, our single reporting unit failed the Step 1 test for goodwill impairment, thus triggering an impairment analysis of the carrying value of our intangible asset group.  In conjunction with the impairment testing of the carrying value of our goodwill, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable.  We performed a Step 1 test, which required management to compare the total undiscounted future cash flows of the intangible asset group to the current carrying amount.  The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group.  Based on our Step 1 test, we concluded the carrying amount of our intangible asset group was recoverable given the pre-tax, undiscounted cash flows exceeded the carrying value of the intangible asset group.

8. Long-term Debt

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2021 Notes were issued at par for net proceeds of $120.4 million. We incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest method. The closing of the private placement of the 2021 Notes occurred on December 5, 2016. The Company intends to use the net proceeds for working capital and other general corporate purposes.

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three months ended March 31, 2017, the Company recorded approximately $0.6 million in interest expense and $0.2 million in non-cash interest expense related to the amortization of deferred financing costs.

The 2021 Notes are convertible into shares of the Company’s Class A common stock, based on an initial conversion rate of 41.6082 shares of Class A common stock per $1,000 principal amount of the 2021 Notes, which is equivalent to an initial conversion price of approximately $24.03 per share of the Company’s Class A common stock. In the aggregate, the 2021 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole provision upon a fundamental change under the indenture between Evolent Health, Inc. and U.S. Bank National Association, as trustee, related to the 2.00% convertible senior notes due 2021, dated as of December 5, 2016).

The 2021 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, we will deliver for each $1,000 principal amount of notes converted a number of shares of our Class A common stock equal to the applicable conversion rate (together with a cash payment in lieu of delivering any fractional share) on the third business day following the relevant conversion date.

Convertible Senior Notes Carrying Value

While the 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying value of $120.7 million as of March 31, 2017, the 2021 Notes are privately traded by qualified institutional buyers (as defined in the SEC’s Rule 144A) and their fair value was $150.8 million, based on a traded price on March 31, 2017, a Level 2 input. As of December 31, 2016, the estimated fair value of the 2021 Notes was $125.0 million, which approximated cost as there were no significant movements in interest rates between the issuance date and December 31, 2016. The 2021 Notes also have embedded conversion options and contingent interest provisions.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	March 31,	December 31,
	2017	2016
Carrying value	$120,706	$120,283
Unamortized discount	4,294	4,717
Principal amount	$125,000	$125,000
Remaining amortization period (years)	4.7	4.9

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

The Advisory Board Reseller Agreement

The Company and The Advisory Board are parties to a services, reseller, and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013, and May 1, 2015 (as so amended, “The Advisory Board Reseller Agreement”). Under the terms of The Advisory Board Reseller Agreement, The Advisory Board provides certain services to the Company on an as-requested basis.  In addition, The Advisory Board has a right of first offer to provide certain specified services during the term of the Agreement and has the right to collect certain fees for specified referrals. Pursuant to the Advisory Board Reseller Agreement, Evolent entered into a services agreement with The Advisory Board in October 2016 whereby The Advisory Board will provide certain services to the Company in conjunction with risk adjustment services provided to one of our customers.

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. In connection with the Valence Health acquisition, the Company acquired certain in-process litigation; however, the Company is indemnified by the Valence Health sellers for certain matters and therefore has no potential material exposure. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of March 31, 2017, or December 31, 2016, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office locations in Arlington, Virginia, Chicago, Illinois, Lisle, Illinois and San Francisco, California. In addition, certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. Total rental expense, net of sublease income, on operating leases for the three months ended March 31, 2017 and 2016, was $2.6 million and $1.1 million, respectively.

In connection with various lease agreements, the Company is required to maintain $3.9 million in letters of credit. As of March 31, 2017, the Company held $3.9 million in restricted cash and restricted investments as collateral for the letters of credit.

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

Pursuant to certain terms of the registration rights agreement, the Investor Stockholders sold 7.5 million shares of the Company’s Class A common stock as part of the March 2017 Secondary, as discussed in Note 4. Pursuant to the terms of the registration rights agreement, in the three months ended March 31, 2017, we incurred $0.3 million in expenses related to the March 2017 Secondary, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statement of Operations.

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

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $5.0 million to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents, investments and accounts receivable. As of March 31, 2017, approximately 94% of our $104.3 million of cash and cash equivalents are held in bank deposits with FDIC participating banks. While the Company maintains its cash and cash equivalents and investments with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses on cash and cash equivalents or investments to date.

The following table summarizes those partners who represented at least 10% of our revenue for the periods presented:

	For the Three
	Months Ended
	March 31,
	2017	2016
Customer A	17.1%	12.9%
Customer B	11.2%	*
Customer C	*	18.3%
Customer D	*	14.2%
Customer E	*	11.4%

* Represents less than 10.0% of the respective balance

The following table summarizes those partners who represented at least 10% of our trade accounts receivable for the periods presented:

	As of	As of
	March 31,	December 31,
	2017	2016
Customer B	19.2%	*
Customer D	9.6%	*
Customer F	10.4%	*
Customer G	*	14.3%

* Represents less than 10.0% of the respective balance

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three
	Months Ended
	March 31,
	2017	2016
Net income (loss)	$(23,149)	$(173,811)
Less:
Net income (loss) attributable to non-controlling interests	(5,137)	(51,071)
Net income (loss) available for common shareholders (1) (2)	$(18,012)	$(122,740)

Weighted-average common shares outstanding (2) (3)	52,599	42,185

Earnings (Loss) per Common Share
Basic	$(0.34)	$(2.91)
Diluted	(0.34)	(2.91)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three
	Months Ended
	March 31,
	2017	2016
Exchangeable Class B common stock	15,347	17,525
Restricted stock units ("RSU")	485	12
Options	2,915	457
Convertible senior notes	5,201	—
Total	23,948	17,994

11. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements were as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2017	2016
Award Type
Stock options	$4,053	$3,818
Performance-based stock options	110	25
RSUs	941	492
Total	$5,104	$4,335

Line Item
Cost of revenue	$349	$444
Selling, general and
administrative expenses	4,755	3,891
Total	$5,104	$4,335

No stock-based compensation in the totals above was capitalized as software development costs for the three months ended March 31, 2017 and 2016, respectively.

Stock-based awards granted were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Stock options	866,849	857,130
Performance-based stock options	—	267,770
RSUs	387,597	385,713

As discussed in Note 2, the Company elected to early adopt ASU 2016-09 effective January 1, 2016, resulting in a reduction to stock compensation expense of approximately $0.1 million for the three months ended March 31, 2016. ASU 2016-09 requires that certain amendments resulting from the adoption of the new pronouncement be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted. Thus, the Company decreased beginning retained earnings by approximately $0.5 million on January 1, 2016, for amendments related to an accounting policy election to recognize share-based award forfeitures as they occur rather than applying an estimated forfeiture rate.

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. Prior to the adoption of ASU 2016-09, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets when the amount of cash taxes paid was impacted by the windfalls and shortfalls. Under the revised standard, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations without regard to the impact on cash taxes paid. For the three months ended March 31, 2017 and 2016, the Company recognized an immaterial discrete tax benefit related to net windfall tax benefits from share-based compensation, which increased the net operating loss (“NOL”) deferred tax asset and our valuation allowance.

12. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $0.4 million in income tax expense and $1.0 million in income tax benefit for the three months ended March 31, 2017 and 2016, respectively, which resulted in effective tax rates of (1.8)% and 0.6%, respectively. The income tax expense recorded during the three months ended March 31, 2017, primarily relates to the change in indefinite lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. Neither of the components are considered a source of future taxable income for realizing the deferred tax assets, and with the exception of these components, the Company continues to record a valuation allowance against the net deferred tax assets.

As a result of the increase in our ownership of Evolent Health LLC following the March 2017 Secondary discussed in Note 4 above, the Company reduced by the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $2.8 million for the three months ended March 31, 2017. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

As of each applicable period-end, the Company has not recognized any uncertain tax positions, penalties or interest as we have concluded that no such positions exist. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 9 above and “Part II - Item 8. Financial Statements and Supplementary Data - Note 12” in our 2016 Form 10-K for discussion of our TRA.

13. Investments In and Advances to Affiliates

Georgia Physicians for Accountable Care LLC

During the second quarter of 2016, the Company acquired 21,429 Class B Units of Georgia Physicians for Accountable Care, LLC (“GPAC”) for $3.0 million in cash. The investment represented a 27% economic interest and a 28% voting interest in GPAC at the date of the transaction. As of March 31, 2017, the Company owned a 26% economic interest and a 28% voting interest in GPAC. The Company has determined it has significant influence but that it does not have control over GPAC. Accordingly, the investment is accounted for under the equity method of accounting and the Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. For the three months ended March 31, 2017, Evolent Health, Inc.’s proportional share of the losses of GPAC was $0.5 million.

Concurrently, the Company also signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings. Revenue related to the long-term services agreement for the three months ended March 31, 2017, was approximately $0.2 million.

14. Non-controlling Interests

In connection with the closing of the IPO, we used the net proceeds of the IPO to purchase 13.2 million newly-issued Class A common units in Evolent Health LLC. Additionally we acquired 2.1 million Class A common units in Evolent Health LLC, at $17.00 per unit, as a result of the merger of the TPG affiliate with and into Evolent Health, Inc. as described in our 2016 Form 10-K. Immediately following the Offering Reorganization and IPO, the Company owned 70.3% of Evolent Health LLC.

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

As described in Note 4, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the public of $22.50 per share in September 2016. The shares sold in the September 2016 Secondary consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the September 2016 Secondary, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% as of September 22, 2016, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

As described in Note 4, the Company completed a secondary offering of 7.5 million shares of its Class A common stock at a price to the underwriters of $19.53 per share in March 2017. The shares sold in the March 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders and 4.4 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the March 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% as of March 31, 2017, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

As of March 31, 2017, and December 31, 2016, we owned 83.9% and 77.4% of the economic interests in Evolent Health LLC, respectively.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three
	Months Ended
	March 31,
	2017	2016
Non-controlling interests as of beginning-of-period	$209,588	$285,238
Cumulative-effect adjustment from adoption of new accounting principle	—	(139)
Decrease in non-controlling interests as a result of the exchange of Class B common stock for Class A common stock
as part of the March Secondary Offering	(59,585)	—
Reclassification of non-controlling interests	1,403	—
Net income (loss) attributable to non-controlling interests	(5,137)	(51,071)
Non-controlling interests as of end-of-period	$146,269	$234,028

15. Fair Value Measurement

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$5,986	$—	$—	$5,986

Liabilities
Contingent consideration (2)	$—	$—	$8,300	$8,300

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$1,128	$—	$—	$1,128

Liabilities
Contingent consideration (2)	$—	$—	$8,300	$8,300

(1) Represents the cash and cash equivalents that were held in a money market fund as of March 31, 2017, and December 31, 2016, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the Passport acquisition as described further in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three month periods ended March 31, 2017 and 2016, respectively.

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

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2017	2016
Balance as of beginning-of-period	$8,300	$—
Additions	—	7,766
Balance as of end-of-period	$8,300	$7,766

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of March 31, 2017, and December 31, 2016:

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

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes goodwill, intangible assets, property, plant and equipment, held-to-maturity investments and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value. Refer to Notes 4, 5, 6, 7 and 13 for further discussion of assets measured at fair value on a nonrecurring basis.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash, receivables, prepaid expenses, accrued liabilities, accrued compensation and deferred rent approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

16. Related Parties
As discussed in Note 13, Evolent owned a 26% economic interest in GPAC as of March 31, 2017, and is considered to have significant influence. As a result, the Company accounts for the investment under the equity method of accounting and is allocated its proportional share of GPAC’s profits and losses for each reporting period. In addition, the Company signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings.

The Company also works closely with both of its founding investors, The Advisory Board and UPMC. The relationship with The Advisory Board is centered on providing certain specified services and making valuable connections with CEOs of health systems that could become partners. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily third-party administration or “TPA” services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest. Our founding investors and their related businesses are considered related parties and the balances and/or transactions with them were reported on our consolidated financial statements.

Additionally, we issued shares of our stock to certain of our partners while concurrently entering into revenue contracts with those partners. Those partners are considered related parties and the balances and/or transactions with them were reported on our consolidated financial statements for the periods in which they held a significant equity interest in Evolent Health, Inc.

17. Subsequent Events

In connection with the March 2017 Secondary, the underwriters exercised, in full, their option to purchase an additional 1.1 million shares of Class A common stock (the “March 2017 Option to Purchase Additional Shares”) from the Investor Stockholders. The March 2017 Option to Purchase Additional Shares closed on May 1, 2017. The Company did not receive any proceeds from the sale of the shares.

The shares sold in the March 2017 Option to Purchase Additional Shares consisted of 0.5 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders. It also included 0.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges for an equal number of the Company’s Class B common stock and an equal number of Class B units. Class B units received by the Company from certain

Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancelled the Class B units it received in the Class B Exchanges.

As a result of the Class B Exchanges in connection with the March 2017 Option to Purchase Additional Shares described above, the Company’s economic interest in Evolent Health LLC increased from 83.9% as of March 31, 2017, to 84.9% immediately after the closing of the March 2017 Option to Purchase Additional Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements”; our 2016 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2017.

INTRODUCTION

Background and Recent Events

Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. Substantially all of our operations are conducted through Evolent Health LLC and its consolidated subsidiaries. The financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc.

March 2017 Secondary Offering

In March 2017, the Company completed a secondary offering of 7.5 million shares of its Class A common stock at a price to the underwriters of $19.53 per share (the “March 2017 Secondary”). The shares sold in the offering were sold by certain affiliates of TPG, The Advisory Board, UPMC and Ptolemy Capital (together, the “Investor Stockholders”). The Company did not receive any proceeds from the sale of the shares.

The shares sold in the March 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders and 4.4 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to an existing exchange right. The newly-issued shares of the Company’s Class A common stock were issued in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from certain Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units it received in the Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% immediately after the March 2017 Secondary.

In connection with the March 2017 Secondary, the underwriters exercised, in full, their option to purchase an additional 1.1 million shares of Class A common stock (the “March 2017 Option to Purchase Additional Shares”) from the Investor Stockholders. The March 2017 Option to Purchase Additional Shares closed on May 1, 2017. The Company did not receive any proceeds from the sale of the shares.

The shares sold in the March 2017 Option to Purchase Additional Shares consisted of 0.5 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders and 0.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of the Class B Exchanges in connection with the March 2017 Option to Purchase Additional Shares described above, the Company’s economic interest in Evolent Health LLC increased from 83.9% as of March 31, 2017, to 84.9% immediately after the closing of the March 2017 Option to Purchase Additional Shares.

Business Overview

We are a market leader and a pioneer in the new era of health care delivery and payment, in which leading providers are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from fee-for-service (“FFS”) reimbursement to value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

We consider value-based care to be the necessary convergence of health care payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS health care, a market environment that is incentivizing value-

based care models and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of health care delivery costs, their primary position with consumers and their strong local brand.

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

As of March 31, 2017, we had long-term contractual relationships with over 25 partners, and a significant portion of our revenue is concentrated with several partners. Our two largest partners, Passport and MDWise, Inc., comprised 17.1% and 11.2%, respectively, of our revenue for the three months ended March 31, 2017, or 28.3% in the aggregate.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We may continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As of the date the financial statements were available to be issued, we believe we have sufficient liquidity for the next twelve months.

We manage our operations and allocate resources as a single reportable segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.

Critical Accounting Policies and Estimates

The MD&A included in our 2016 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2016 Form 10-K, except as discussed below. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

The Company adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The adoption resulted in an update to our accounting policy for goodwill impairment. Under the updated policy, we perform a one-step test in our evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations.

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

Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees.

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

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step-up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, amortization of intangible assets recorded as part of the Vestica, Valence Health and Aldera transactions closed during 2016 and depreciation of property and equipment, including the amortization of capitalized software.

Evolent Health, Inc. Results

	For the Three
	Months Ended		Change Over
	March 31,		Prior Period
(in thousands)	2017	2016	$	%
Revenue
Transformation	$10,235	$8,114	$2,121	26.1%
Platform and operations	96,003	41,335	54,668	132.3%
Total revenue	106,238	49,449	56,789	114.8%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	67,528	28,610	38,918	136.0%
Selling, general and
administrative expenses	53,550	31,946	21,604	67.6%
Depreciation and amortization expenses	6,615	3,371	3,244	96.2%
Goodwill impairment	—	160,600	(160,600)	—
Total operating expenses	127,693	224,527	(96,834)	(43.1)%
Operating income (loss)	$(21,455)	$(175,078)	$153,623	87.7%

Transformation revenue as
a % of total revenue	9.6%	16.4%
Platform and operations revenue
as a % of total revenue	90.4%	83.6%
Cost of revenue as a %
of total revenue	63.6%	57.9%
Selling, general and administrative
expenses as a % of total revenue	50.4%	64.6%

Comparison of the Results for the Three Months Ended March 31, 2017 to 2016

Revenue

Total revenue increased by $56.8 million, or 114.8%, to $106.2 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Transformation revenue increased by $2.1 million, or 26.1%, to $10.2 million for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to additional revenue from business combinations, the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Transformation revenue accounted for 9.6% and 16.4% of our total revenue for the three months ended March 31, 2017, and 2016, respectively. Over time, we expect transformation revenue to continue to decrease as a percentage of total revenue.

Platform and operations revenue accounted for 90.4% and 83.6% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. Platform and operations revenue increased by $54.7 million, or 132.3%, to $96.0 million for the three months ended March 31, 2017, as compared to the same period in 2016, primarily as a result of additional revenue from business combinations and aggregate enrollment growth of 124.0% from approximately 1.2 million lives on our platform as of March 31, 2016, to approximately 2.8 million lives on our platform as of March 31, 2017. We ended the quarter with over 25 revenue-producing partners compared to 12 as of March 31, 2016.

Cost of Revenue

Cost of revenue increased by $38.9 million, or 136.0%, to $67.5 million for the three months ended March 31, 2017, as compared to the same period in 2016. Cost of revenue increased period over period as a result of our acquisitions of Valence Health, Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”) and Aldera Holdings, Inc. (“Aldera”), which occurred during the fourth quarter of 2016. We incurred additional personnel costs and professional fees of $24.6 million and $7.2 million, respectively, to support our growing customer base and service offerings. Approximately $0.3 million and $0.4 million of total personnel costs was attributable to stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. Additionally, our technology services, TPA fees and other costs increased by $7.2 million period over period. The increase is attributable to costs to support our growth. Cost of revenue represented 63.6% and 57.9% of total revenue for the three months ended March 31, 2017 and 2016, respectively. Our cost of revenue increased as a percentage of our total revenue as we integrate the new businesses acquired in the fourth quarter of 2016; however, we expect our cost of revenue to decrease as a percentage of total revenue going forward.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $21.6 million, or 67.6%, to $53.6 million for the three months ended March 31, 2017, as compared to the same period in 2016. During the three months ended March 31, 2017, we incurred additional selling, general, and administrative expenses due primarily to growth in our business resulting from our acquisitions of Valence Health and Aldera, which occurred during the fourth quarter of 2016. Our selling, general and administrative expenses period over period also increased as a result of additional personnel costs, including investments in business development, research and development and general overhead, of $11.5 million. Approximately $4.8 million and $3.9 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. Additionally, our professional fees, technology costs, lease costs and other costs related to our growth increased $3.6 million, $1.5 million, $1.5 million and $3.5 million, respectively, period over period, primarily as a result of the 2016 business combinations mentioned above. Transaction and other acquisition-related costs accounted for approximately $3.7 million and less than $0.1 million of total selling, general, and administrative expenses for the three months ended March 31, 2017 and 2016, respectively. Selling, general and administrative expenses represented 50.4% and 64.6% of total revenue for the three months ended March 31, 2017 and 2016, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.2 million, or 96.2%, to $6.6 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in depreciation and amortization expenses was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the first quarter of 2016 and the capitalization of internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill impairment

During the first quarter of 2016 we recorded an impairment charge of $160.6 million on our consolidated statements of operations as the implied fair value of goodwill was less than the carrying amount. See “Item 1. Financial Statements - Note 7” for further details of the impairment charge to goodwill.

Discussion of Non-Operating Results

Interest income (expense), net

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We expect our average cash and cash equivalents to decline in future periods as we use those funds for operations.

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”). Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $0.9 million related to our 2021 Notes for the three months ended March 31, 2017. Refer to “Item 1. Financial Statements - Note 8” for further details of our convertible debt offering. Interest expense also includes amortization of bond premiums related to our investments.

Income (loss) from affiliate

During the second quarter of 2016, the Company acquired an equity stake in GPAC for $3.0 million. The Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. For the three months ended March 31, 2017, Evolent Health, Inc.’s proportional share of the losses of GPAC was $0.5 million.

Provision (benefit) for income taxes

Our income tax expense and benefit relates to federal and state jurisdictions in the United States. The Company recorded $0.4 million in income tax expense and $1.0 million in income tax benefit for the three months ended March 31, 2017 and 2016, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, and the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. In addition, the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of indefinite lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As discussed in “Item 1. Financial Statements - Note 4,” pursuant to the March 2017 Secondary, the Company increased its ownership in Evolent Health LLC from 77.4% to 83.9% as of March 31, 2017. As a result, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $2.8 million. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

During the three months ended March 31, 2017, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements. As of March 31, 2017, the Company had $18.5 million of deferred tax liability that would not provide a source of income to recognize the deferred tax assets.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of March 31, 2017, we owned only 83.9% of the economic rights of the results of operations of Evolent Health LLC and, therefore, eliminate the non-controlling interest from our results of operations. For the three months ended March 31, 2017 and 2016, our results reflect net losses of $5.1 million and $51.1 million, respectively, attributable to non-controlling interests, which represents 23.9% and 29.2% of the operating losses of Evolent Health LLC, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $21.5 million and $175.1 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities was $34.8 million and $20.8 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had $104.3 million of cash and cash equivalents.

We believe our current cash, short-term investments and other sources of liquidity will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months as of the date the financial statements were available to be issued. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash and Cash Equivalents, Restricted Cash and Restricted Investments and Investments

As of March 31, 2017, the Company had $104.3 million of cash and cash equivalents, $31.9 million in restricted cash and restricted investments and $33.7 million of investments.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements:”

	For the Three
	Months Ended
	March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(34,765)	$(20,804)
Net cash provided by (used in) investing activities	4,622	(13,655)
Net cash provided by (used in) financing activities	(125)	25

Operating Activities

Cash flows used in operating activities of $34.8 million for the three months ended March 31, 2017, were due primarily to our net loss of $23.1 million, partially offset by non-cash items, including depreciation and amortization expenses of $6.6 million and stock-based compensation expense of $5.1 million. Our operating cash outflows were affected by a large increase in our annual bonus payment as a result of additional employee headcount and customer and vendor payments, including the timing of pass-through payments related to PBM programs. Decreases in accrued liabilities and accrued compensation and employee benefits as compared to the prior period, combined with an increase in accounts receivable contributed approximately $32.2 million to our cash outflows. Those cash outflows were offset by increases in accounts payable, net of restricted cash and restricted investments, and deferred revenue of approximately $8.8 million.

Cash flows used in operating activities of $20.8 million for the three months ended March 31, 2016, were due primarily to our net loss of $173.8 million, offset by non-cash items including goodwill impairment of $160.6 million. Our operating cash outflows were also driven by the timing of annual bonus payments to our employees which occurs annually in the first quarter, and the timing of customer and vendor payments, including the timing of payments related to PBM services, partially offset by an increase in deferred revenue during the period.

Investing Activities

Cash flows provided by investing activities of $4.6 million for the three months ended March 31, 2017, were due to maturities of investments of $10.6 million, offset by purchases of property and equipment of $6.0 million.

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

Financing Activities

Cash flows provided by financing activities of approximately $0.1 million for the three months ended March 31, 2017, were primarily related to proceeds from stock option exercises during the quarter, offset by taxes withheld and paid for vests of restricted stock units.

Cash flows provided by financing activities of less than $0.1 million for the three months ended March 31, 2016, were related to proceeds from stock option exercises during the quarter.

Contractual Obligations

Our contractual obligations (in thousands) as of March 31, 2017, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$8,971	$15,814	$8,769	$21,187	$54,741
Purchase obligations	1,440	393	—	—	1,833
2021 Notes interest payments	2,466	4,992	5,022	—	12,480
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$12,877	$21,199	$138,791	$21,187	$194,054

During the three months ended March 31, 2017, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $31.9 million as of March 31, 2017, is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $22.0 million, collateral for letters of credit required as security deposits for facility leases of $3.9 million, letters of credit held with financial institutions for risk-sharing arrangements of $5.0 million and other restricted balances. See “Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through March 31, 2017, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our pre-IPO investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 16 in our notes to consolidated financial statements included in “Item 1. Financial Statements” as well as under the heading “Certain Relationships and Related Party Transactions” in our proxy statement on Schedule 14A filed with the SEC on April 27, 2017.

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” in our 2016 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of March 31, 2017, cash and cash equivalents and restricted cash and restricted investments was $136.2 million, which consisted of bank deposits with FDIC participating banks of $125.2 million, cash equivalents deposited in a money-market fund of $6.0 million and $5.0 million of restricted investments held in certificates of deposits with original maturities in excess of 12 months. Additionally, as of March 31, 2017, we held $33.7 million in investments. The cash on deposit with banks is not susceptible to interest rate risk. Our restricted investments and investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of March 31, 2017, we had $120.7 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Equity Market Risk

We have exposure to equity market risk related to the potential exchange of our Class B common shares. Pursuant to and subject to the terms of an exchange agreement and the third amended and restated LLC agreement of Evolent Health LLC, holders of our Class B common shares may at any time and from time to time exchange their Class B common shares, together with an equal number of Class B common units of Evolent Health LLC, for shares of our Class A common stock on a one-to-one basis (a “Class B Exchange”). A decision to exchange these shares may be, in part, driven by equity market conditions and, more specifically, the price of our Class A common stock. An exchange of our Class B common shares would:

•	Increase our ownership in our consolidated operating subsidiary, Evolent Health LLC. See “Item 1. Financial Statements - Note 4” for additional information;

•
Increase the number of outstanding shares of our Class A common stock. See “Item 1. Financial Statements - Note 10” for information relating to potentially dilutive securities and the impact on our historical earnings per share; and

•
Increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets and possibly subject us to payments under the TRA agreement. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 12” in our 2016 Form 10-K for further information on tax matters related to the exchange of Class B common shares.

For example, as discussed in the “Item 1. Financial Statements - Note 4” above, 2.2 million shares of the Company’s Class A common stock were issued to certain Investor Stockholders pursuant to Class B Exchanges relating to the September 2016 Secondary and sold in the September 2016 Secondary, and 4.4 million shares of the Company’s Class A common stock were issued to certain Investor Stockholders pursuant to Class B Exchanges relating to the March 2017 Secondary and sold in the March 2017 Secondary. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the September 2016 Secondary, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% as of September 22, 2016. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the March 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% as of March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting as disclosed in our 2016 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting” below.  As a result of the remediation taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three months ended March 31, 2017, we believe that the consolidated financial statements included in this

Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting

The material weakness that we identified resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. Management is actively engaged in the planning for, and implementation of, remediation efforts to address the underlying causes of the material weakness. Management’s remediation activities to date include the following:

•	hired additional full-time accounting resources and financial planning and analysis resources with experience to address complex, non-routine transactions:

◦	during 2015, we hired a senior director of revenue and technical accounting, a director of financial reporting, a manager of revenue and a senior revenue accountant;

◦	we expanded the accounting team by adding an associate director of revenue in 2016 and an associate director of accounting in 2017;

◦	from December 31, 2014 to March 31, 2017, our finance and accounting headcount increased from 5 to 27.

•	reallocated responsibilities across our accounting department based on potential risk and complexity of transactions and tasks to be reviewed;

•	strengthened our review procedures and formalized documentation of the reviews surrounding complex, non-routine transactions;

•	implemented additional monitoring programs, which included the formation of a disclosure committee comprised of members of our executive committee and finance and accounting leadership;

•	implemented training programs for various processes to train employees in respect of our established processes and controls, especially with regard to complex, non-routine transactions;

•	engaged our actuarial department to assist in the review of significant estimates in various areas, including incurred but not reported liabilities; and

•	implemented a new contract management process to facilitate the documentation and review of complex contracts by appropriate accounting personnel and relevant company stakeholders.

The process of implementing an effective team and process over complex, non-routine transactions is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Progress has been made in hiring technical resources with the relevant expertise and experience as well as in establishing and formalizing our processes and controls. We are still in the process of hiring additional technical resources and need time to evaluate the effectiveness and sustainability of our action plan. We expect to continue to devote significant time and attention to these, as well as future, remedial efforts. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those disclosed under “Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting” above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Offer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 9 in “Part 1 – Item 1. Financial Statements.”

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors described in our 2016 Form 10-K.

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

Dated: May 10, 2017

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2017

2.1	*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on
July 14, 2016, and incorporated herein by reference
2.2	*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*		The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K

E-1