Form 10-Q
period 2017-06-30
Evolent Health, Inc.
filed 2017-08-07
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
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

As of August 2, 2017, there were 65,822,144 shares of the registrant’s Class A common stock outstanding and 2,653,544 shares of the registrant’s Class B common stock outstanding.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	the structural change in the market for health care in the United States;

•	uncertainty in the health care regulatory framework;

•	the uncertain impact the results of the 2016 presidential and congressional elections may have on health care laws and regulations;

•	our ability to effectively manage our growth;

•	the significant portion of revenue we derive from our largest partners, and the potential loss, termination or renegotiation of customer contracts;

•	our ability to offer new and innovative products and services;

•
risks related to completed and future acquisitions, investments and alliances, including the acquisitions of Valence Health, Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”) and Aldera Holdings, Inc. (“Aldera”), which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

•
certain risks and uncertainties associated with the acquisition of Valence Health, including future revenues of Valence Health may be less than expected, the timing and extent of new lives expected to come onto the platform may not occur as expected and the expected results of Evolent may not be impacted as anticipated;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including premium pricing reductions and the ability to control and, if necessary, reduce health care costs;

•	our ability to attract new partners;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the risk of potential future goodwill impairment on our results of operations;

•	our indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

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

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$99,975	$134,563
Restricted cash and restricted investments	10,258	34,416
Accounts receivable, net (amounts related to affiliates: 2017 - $4,204; 2016 - $8,258)	45,804	40,635
Prepaid expenses and other current assets (amounts related to affiliates: 2017 - $53; 2016 - $4,507)	12,556	11,011
Investments, at amortized cost	24,027	44,341
Total current assets	192,620	264,966
Restricted cash and restricted investments	11,861	6,000
Investments in and advances to affiliates	1,081	2,159
Property and equipment, net	40,194	31,179
Prepaid expenses and other non-current assets	9,483	10,043
Intangible assets, net	254,460	258,923
Goodwill	628,653	626,569
Total assets	$1,138,352	$1,199,839

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2017 - $7,814; 2016 - $13,480)	$26,280	$43,892
Accrued liabilities (amounts related to affiliates: 2017 - $1,284; 2016 - $3,211)	25,919	29,160
Accrued compensation and employee benefits	21,787	38,408
Deferred revenue	27,774	20,481
Total current liabilities	101,760	131,941
Long-term debt, net of discount	120,935	120,283
Other long-term liabilities	10,024	14,655
Deferred tax liabilities, net	11,184	20,846
Total liabilities	243,903	287,725

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 65,765,584 and 52,586,899
shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	658	506
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 2,653,544 and 15,346,981
shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	27	153
Additional paid-in-capital	747,385	555,250
Retained earnings (accumulated deficit)	111,699	146,617
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	859,769	702,526
Non-controlling interests	34,680	209,588
Total shareholders' equity (deficit)	894,449	912,114
Total liabilities and shareholders' equity (deficit)	$1,138,352	$1,199,839

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Transformation (1)	$5,361	$10,388	$15,596	$18,502
Platform and operations (1)	101,710	46,130	197,714	87,465
Total revenue	107,071	56,518	213,310	105,967

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	67,994	32,779	135,523	61,390
Selling, general and administrative expenses (1)	51,090	32,756	104,641	64,702
Depreciation and amortization expenses	6,904	3,612	13,519	6,983
Goodwill impairment	—	—	—	160,600
Loss on change in fair value of contingent consideration	200	—	200	—
Total operating expenses	126,188	69,147	253,883	293,675
Operating income (loss)	(19,117)	(12,629)	(40,573)	(187,708)
Interest income	218	272	403	551
Interest expense	(947)	—	(1,901)	—
Income (loss) from affiliates	(555)	(14)	(1,077)	(14)
Other income (expense), net	3	1	5	2
Income (loss) before income taxes and non-controlling interests	(20,398)	(12,370)	(43,143)	(187,169)
Provision (benefit) for income taxes	(700)	(371)	(295)	(1,359)
Net income (loss)	(19,698)	(11,999)	(42,848)	(185,810)
Net income (loss) attributable to non-controlling interests	(2,793)	(3,612)	(7,930)	(54,683)
Net income (loss) attributable to Evolent Health, Inc.	$(16,905)	$(8,387)	$(34,918)	$(131,127)

Earnings (Loss) Available for Common Shareholders
Basic	$(16,905)	$(8,387)	$(34,918)	$(131,127)
Diluted	(16,905)	(8,387)	(34,918)	(131,127)

Earnings (Loss) per Common Share
Basic	$(0.28)	$(0.20)	$(0.62)	$(3.09)
Diluted	(0.28)	(0.20)	(0.62)	(3.09)

Weighted-Average Common Shares Outstanding
Basic	59,478	42,594	56,057	42,390
Diluted	59,478	42,594	56,057	42,390

(1)	Amounts related to affiliates included above are as follows (see Note 16):

	Revenue
	Transformation	$48	$58	$245	$102
	Platform and operations	8,575	8,704	15,353	15,706
	Expenses
	Cost of revenue (exclusive of depreciation and amortization expenses)	5,739	5,358	12,083	10,486
	Selling, general and administrative expenses	119	384	524	767

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six
	Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(42,848)	$(185,810)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on change in fair value of contingent consideration	200	—
Impact of lease termination	(496)	—
Loss from affiliates	1,077	14
Depreciation and amortization expenses	13,519	6,983
Goodwill impairment	—	160,600
Stock-based compensation expense	10,464	9,045
Deferred tax provision (benefit)	(280)	(1,360)
Amortization of deferred financing costs	456	—
Accretion of bond premium (discount)	105	—
Other	291	276
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(5,247)	(9,956)
Prepaid expenses and other current assets	(1,412)	(429)
Accounts payable, net of change in restricted cash and restricted investments	(2,514)	(2,975)
Accrued liabilities	(3,621)	2,524
Accrued compensation and employee benefits	(16,630)	(4,934)
Deferred revenue	6,719	4,013
Other long-term liabilities	(4,495)	91
Net cash provided by (used in) operating activities	(44,712)	(21,918)

Cash Flows from Investing Activities
Cash paid for asset acquisition or business combination	(3,241)	(14,500)
Maturities and sales of investments	20,210	2,100
Purchases of property and equipment	(12,430)	(7,260)
Change in restricted cash and restricted investments	3,200	1,194
Net cash provided by (used in) investing activities	7,739	(18,466)

Cash Flows from Financing Activities
Proceeds from stock option exercises	3,560	114
Taxes withheld and paid for vesting of restricted stock units	(1,175)	(318)
Net cash provided by (used in) financing activities	2,385	(204)

Net increase (decrease) in cash and cash equivalents	(34,588)	(40,588)
Cash and cash equivalents as of beginning-of-period	134,563	145,726
Cash and cash equivalents as of end-of-period	$99,975	$105,138

Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$291	$98
Class A common stock issued in connection with business combinations	—	10,534
Measurement period adjustments related to business combinations	2,078	—
Change in accrued financing costs related to 2021 Notes	196	—

Effects of the 2017 Secondary Offerings
Decrease in non-controlling interests as a result of Class B Exchanges	168,883	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

						Retained
						Earnings
	Class A		Class B		Additional	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2015	41,491	$415	17,525	$175	$342,063	$306,688	$285,238	$934,579

Cumulative-effect adjustment from adoption of new
accounting principle	—	—	—	—	468	(329)	(139)	—
Stock-based compensation expense	—	—	—	—	16,147	—	—	16,147
Acceleration of unvested equity awards for Valence Health
employees	162	2	—	—	3,897	—	—	3,899
Exercise of stock options	221	—	—	—	1,259	—	—	1,259
Restricted stock units vested, net of shares withheld for taxes	84	—	—	—	2,193	—	—	2,193
Exchange of Class B common stock	2,178	22	(2,178)	(22)	28,220	—	(28,220)	—
Tax impact of Class B common stock exchange	—	—	—	—	1,606	—	—	1,606
Issuance of Class A common stock for business combinations	8,451	67	—	—	177,715	—	—	177,782
Tax impact of Class A common stock issued for
business combinations	—	—	—	—	1,427	—	—	1,427
Reclassification of non-controlling interests	—	—	—	—	(19,745)	—	19,745	—
Net income (loss)	—	—	—	—	—	(159,742)	(67,036)	(226,778)

Balance as of December 31, 2016	52,587	506	15,347	153	555,250	146,617	209,588	912,114

Stock-based compensation expense	—	—	—	—	10,464	—	—	10,464
Exercise of stock options	690	27	—	—	3,533	—	—	3,560
Restricted stock units vested, net of shares withheld for taxes	105	2	—	—	(1,177)	—	—	(1,175)
Shares retired upon release from Valence Health escrow	(310)	(3)	—	—	911	—	—	908
Exchange of Class B common stock	12,693	126	(12,693)	(126)	168,883	—	(168,883)	—
Tax impact of Class B common stock exchange	—	—	—	—	11,426	—	—	11,426
Reclassification of non-controlling interests	—	—	—	—	(1,905)	—	1,905	—
Net income (loss)	—	—	—	—	—	(34,918)	(7,930)	(42,848)

Balance as of June 30, 2017	65,765	$658	2,654	$27	$747,385	$111,699	$34,680	$894,449

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

Prior to our initial public offering (“IPO”) in June 2015 and the offering reorganization we undertook in connection therewith, Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”). However, Evolent Health Holdings was able to exert significant influence on Evolent Health LLC and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the offering reorganization which occurred on June 4, 2015, (the “Offering Reorganization”), the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. As of June 30, 2017, the Company owned 96.1% of the economic interests and 100% of the voting rights in Evolent Health LLC, and is the sole managing member of Evolent Health LLC.

Since its inception, the Company has incurred losses from operations. As of June 30, 2017, the Company had cash and cash equivalents of $100.0 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The Consolidated Balance Sheet at December 31, 2016, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2016 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2016 Form 10-K for a complete summary of our significant accounting policies.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets, liabilities, consideration related to business combinations and asset acquisitions, revenue recognition including discounts and credits, estimated selling prices for deliverables in multiple element arrangements, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill) and the useful lives of intangible assets.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	June 30,	December 31,
	2017	2016
Collateral for letters of credit
for facility leases (1)	$3,928	$4,852
Collateral with financial institutions (2)	8,150	4,950
Pharmacy benefit management
and claims processing services (3)	8,618	30,555
Other	1,423	59
Total restricted cash
and restricted investments	22,119	40,416

Non-current restricted investments (2)	8,150	4,950
Non-current restricted cash (1)	3,711	1,050
Total non-current restricted cash
and restricted investments	11,861	6,000
Current restricted cash
and restricted investments	$10,258	$34,416

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral for letters of credit held with financial institutions for risk-sharing arrangements. The collateral amount is invested in restricted certificates of deposit with original maturities in excess of 12 months. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates amortized cost as of June 30, 2017. See Note 9 for further discussion of our risk-sharing arrangements.
(3) Represents cash held on behalf of partners to process PBM and other claims.

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

Adoption of ASU 2016-09 resulted in a cumulative effect reduction to beginning retaining earnings of $0.5 million as of January 1, 2016, and an increase in net income (loss) of approximately $0.1 million for the three months ended March 31, 2016. The increase was due to our policy election to recognize share-based award forfeitures as they occur, as opposed to applying an estimated forfeiture rate. As we adopted the new guidance during the second quarter of 2016, the revised results of operations were not reflected in our Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 16, 2016. The results of operations for the three months ended March 31, 2016, were previously adjusted due to the adoption during the second quarter of 2016 and recasted in the footnotes to the financial statements in our Form 10-Q for the quarter ended June 30, 2016. However, that disclosure reflected a $0.5 million cumulative effect impact of adoption as an expense during the first quarter of 2016 rather than a reduction to beginning retained earnings. The disclosure was corrected in our Form 10-Q for the quarter ended September 30, 2016 and in our 2016 Form 10-K. Management has concluded that the impact of the error is not material to any of the periods presented. There is no impact related to this error to any other period. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in our 2016 Form 10-K for further information about the impact of the adoption.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation - Scope of Modification Accounting. The purpose of the ASU is to limit the circumstances in which an entity applies modification accounting to share-based awards by setting criteria whereby an entity would be precluded from applying modification accounting guidance in Topic 718. The ASU also removes guidance in Topic 718 stating that modification accounting is not required when an entity adds an anti-dilution provision if that modification is not made in contemplation of an equity restructuring. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods. The amendments should be applied prospectively to an award modified on or after the adoption date. We adopted this standard, effective June 1, 2017. The adoption of this ASU may have an impact if we have a modification to our share-based awards at a future date. There was no impact of the adoption for the three and six months ended June 30, 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. The purpose of the ASU is to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU provides a screen to determine when an integrated set of assets and activities is not a business. The ASU also provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We adopted this standard during June 2017, in conjunction with the acquisition of Accordion Health, Inc. (see Note 4). The adoption had an impact on our financial statements with respect to the accounting for the Accordion Health, Inc. acquisition, and we anticipate it will have an impact if we engage in future business combinations or asset acquisitions.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment. The purpose of the ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We believe this newly adopted principle is preferable as it reduces the complexity of performing a goodwill impairment test. As a result, we adopted this standard effective January 1, 2017. Our updated accounting policy for goodwill impairment is described in Note 2. While the adoption of this ASU may have a material impact in determining the results of future goodwill impairment tests and thus impact our consolidated financial statements in the future, there was no impact of the adoption during the three and six months ended June 30, 2017.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting. The purpose of this ASU is to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the three and six months ended June 30, 2017.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments. The purpose of this ASU is to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely rated to their debt hosts. An entity performing the assessment under the amendments in the ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the three and six months ended June 30, 2017.

Future Adoption of New Accounting Standards

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. With respect to assets measured at amortized cost, such as held-to-maturity assets, the update requires presentation of the amortized cost net of a credit loss allowance. The update eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses as opposed to the previous standard, when an entity only considered past events and current conditions. With respect to available for sale debt securities, the update requires that credit losses be presented as an allowance rather than as a write-down. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We intend to adopt the requirements of this standard effective January 1, 2020, and are currently evaluating the impact of the adoption on our financial condition and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligations. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016: ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two methods of adoption: i) the full retrospective method applying the standard to each prior reporting period presented, or ii) the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We intend to adopt this standard effective January 1, 2018. Preliminarily, we anticipate adopting the standard using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. We intend to complete the process during 2017. In our efforts to adopt this ASU, we have formulated an implementation team that is currently engaged in the evaluation process. We are continuing the review of our contracts with customers to identify potential differences that could result from applying the new guidance. As we complete our overall assessment, we are also identifying any needed changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. At this point, there is no clear indication regarding overall impact to our consolidated financial statements.

We have evaluated all other issued and unadopted ASUs and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

4. Transactions

Business Combinations

Aldera

On November 1, 2016, the Company completed the acquisition of Aldera, including 100% of the voting equity interests. The acquisition provides control over Aldera, a key vendor and the primary software provider for the Valence Health third-party administration (“TPA”) platform. The merger consideration, net of certain closing and post-closing adjustments was $34.3 million based on the closing price of the Company’s Class A common stock on the New York Stock Exchange (the “NYSE”) on November 1, 2016, and consisted of approximately 0.5 million shares of the Company’s Class A common stock, $17.5 million in cash and $7.0 million related to the settlement of a prepaid software license. As a result of the Class A common stock issued for the Aldera transaction, the Company’s ownership of Evolent Health LLC increased from 77.2% to 77.4%, immediately after the acquisition, as the Company was issued Class A membership units in Evolent Health LLC in exchange for the contribution of Aldera to Evolent Health LLC post-acquisition.

Prior to the acquisition of Aldera, Evolent entered into a perpetual license agreement for development rights and use of Aldera proprietary software for $7.0 million. Upon closing the acquisition of Aldera, the Company concluded that the $7.0 million prepaid asset recorded by Evolent and the deferred revenue balance recorded by Aldera for the perpetual software license should be assessed as a prepayment for a software license that was effectively settled upon acquisition and was eliminated in the post-combination consolidated financial statements. No gain or loss was recognized on settlement as management determined the $7.0 million license fee to be priced at fair value and the license agreement did not include a settlement provision. The Company increased the consideration transferred for the acquisition of Aldera by $7.0 million for the effective settlement of the prepaid software license at the recorded amount, which brought the total consideration paid for the acquisition to $34.3 million.

The Company incurred approximately $0.2 million in transaction costs related to the Aldera acquisition, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2016. The Company incurred approximately $0.5 million in transaction costs related to the Aldera acquisition during the six months ended June 30, 2017, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations. The Company accounted for the transaction as a business combination using purchase accounting.

During the six months ended June 30, 2017, the Company recorded measurement period adjustments of approximately $0.3 million. The purchase price allocation, as previously determined, the measurement period adjustments and the purchase price allocation, as revised, are as follows (in thousands):

		Measurement
	As Previously	Period
	Determined	Adjustments	As Revised
Purchase consideration:
Fair value of Class A common stock issued	$9,864	$—	$9,864
Cash for settlement of software license	7,000	—	7,000
Cash	17,481	—	17,481
Total consideration	$34,345		$34,345

Tangible assets acquired:
Receivables	$624	$(78)	$546
Prepaid expenses and other current assets	272	—	272
Property and equipment	1,065	—	1,065
Other non-current assets	9	—	9

Identifiable intangible assets acquired:
Customer relationships	7,000	—	7,000
Technology	2,500	—	2,500

Liabilities assumed:
Accounts payable	429	—	429
Accrued liabilities	1,204	205	1,409
Accrued compensation and employee benefits	605	—	605
Deferred revenue	44	—	44

Goodwill	25,157	283	25,440
Net assets acquired	$34,345		$34,345

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

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information, inclusive of the measurement period adjustments. During the six months ended June 30, 2017, the Company recorded certain measurement period adjustments that primarily impacted receivables, accrued liabilities and goodwill. These adjustments resulted in a net $0.3 million increase to goodwill, as reflected in the purchase price allocation table above. Any remaining adjustments are expected to be finalized within one year of the acquisition date.

Valence Health

On October 3, 2016, the Company completed its acquisition of Valence Health, including 100% of the voting equity interests. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides value-based administration, population health and advisory services. In its 20 year history, Valence Health developed particular expertise in the Medicaid and pediatric markets. The addition of Valence Health strengthens the Company’s operational capabilities and provides increased scale and client diversification.

The merger consideration, net of certain closing and post-closing adjustments was $217.9 million based on the closing price of the Company’s Class A common stock on the NYSE on October 3, 2016, and consisted of 6.8 million shares of the Company’s Class A common stock and $54.8 million in cash. The shares issued to Valence Health stockholders represented approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock immediately following the transaction. As a result of the Class A common stock issued for the Valence Health transaction, the Company’s ownership in Evolent Health LLC increased from 74.6% to 77.2%, immediately after the acquisition, as the Company was issued Class A membership units in Evolent Health LLC in exchange for the contribution of Valence Health to Evolent Health LLC post acquisition. The transaction also included an earn-out of up to $12.4 million, fair valued at $2.6 million as of October 3, 2016, payable by January 30, 2017, in the Company’s Class A common stock, tied to new business activity contracted on or before December 31, 2016. The fair value was determined by assigning probabilities to potential business activity in the pipeline as of the acquisition date. As of December 31, 2016, Valence Health had not contracted sufficient business to be eligible for payment of the earn-out consideration. As a result, the Company recorded a gain of $2.6 million in accordance with the release of the contingent liability for the year ended December 31, 2016, which is recorded within “(Gain) loss on change in value of contingent consideration” on our Consolidated Statements of Operations. The Company incurred approximately $2.7 million of transaction costs related to the Valence Health acquisition for the year ended December 31, 2016. Approximately $2.6 million of the transaction costs are recorded within “Selling, general and administrative expenses” and less than $0.1 million are recorded within “Cost of revenue” on our Consolidated Statements of Operations. The Company incurred approximately $4.1 million of transaction costs related to the Valence Health acquisition for the six months ended June 30, 2017. Approximately $1.5 million of these transaction costs are recorded within “Selling, general and administrative expenses” and approximately $2.6 million are recorded within “Cost of revenue” on our Consolidated Statements of Operations. The Company accounted for the transaction as a business combination using purchase accounting.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 3, 2016. During the six months ended June 30, 2017, the Company recorded measurement period adjustments of approximately $1.8 million. The purchase price allocation, as previously determined, the measurement period adjustments and the purchase price allocation, as revised, are as follows (in thousands):

		Measurement
	As Previously	Period
	Determined	Adjustments	As Revised
Purchase consideration:
Fair value of Class A common stock issued	$159,614	$911	$160,525
Fair value of contingent consideration	2,620	—	2,620
Cash	54,799	—	54,799
Total consideration	$217,033		$217,944

Tangible assets acquired:
Restricted cash	$1,829	$—	$1,829
Accounts Receivable	8,587	(129)	8,458
Prepaid expenses and other current assets	3,465	—	3,465
Property and equipment	6,241	—	6,241
Other non-current assets	313	—	313

Favorable leases assumed (net of unfavorable leases)	4,323	(126)	4,197

Identifiable intangible assets acquired:
Customer relationships	69,000	—	69,000
Technology	18,000	—	18,000

Liabilities assumed:
Accounts payable	5,703	—	5,703
Accrued liabilities	3,865	—	3,865
Accrued compensation and employee benefits	9,200	—	9,200
Deferred revenue	2,022	640	2,662
Other long-term liabilities	2,328	—	2,328
Net deferred tax liabilities	13,316	—	13,316

Goodwill	141,709	1,806	143,515
Net assets acquired	$217,033		$217,944

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts due under contracts of $9.1 million, of which $0.6 million is expected to be uncollectible. Identifiable intangible assets associated with customer relationships and technology will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 and 5 years, respectively. The customer relationships are primarily attributable to long-term existing contracts with current customers. The technology is an existing platform Valence Health uses to provide services to customers. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The merger was structured as a tax-free reorganization and, therefore, the Company received carryover basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired, as well as the Valence Health net operating loss tax carryforward received in the merger, in the amount of $13.3 million, resulting in additional goodwill. The purchased and additional goodwill created due to the increase in the deferred tax liability were not deductible for tax purposes. The Company contributed the acquired assets and liabilities of Valence Health to Evolent Health LLC, resulting in a taxable gain of $52.7 million for the Company, not recognized for financial reporting purposes.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information, inclusive of measurement period adjustments. The Company recorded various measurement period adjustments that resulted in a $1.8 million net increase to goodwill during the six months ended June 30, 2017, including an adjustment to increase deferred revenue and goodwill by approximately $0.6 million during the six months ended June 30, 2017. Approximately $0.2 million of this adjustment was recorded as revenue during the three months ended March 31, 2017, with the remainder recorded as revenue during the second quarter of 2017. In addition, during the second quarter of 2017, the Company reached an agreement to finalize the net working capital (“NWC”) settlement related to the Valence Health transaction. Per the executed settlement agreement, the Company received 0.2 million shares of its Class A Common Stock previously held in escrow. The fair value of the NWC settlement was approximately $0.9 million less than the Company’s previously recorded estimate and, accordingly, the Company recorded a measurement period adjustment to increase purchase price and goodwill by approximately $0.9 million. The Company also recorded adjustments to accounts receivable and intangible assets, which resulted in a $0.3 million increase to goodwill. Any remaining necessary adjustments are expected to be finalized within one year from the date of acquisition.

Our results for the year ended December 31, 2016, included approximately $3.9 million in stock compensation expense related to the acceleration of unvested Valence Health equity awards that vested upon the close of the Valence Health acquisition. The expense was related to Valence Health employees that remained with the Company following the close of the acquisition.

As previously discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” of our 2016 Form 10-K, immediately following the Valence Health acquisition, the Company decided to abandon and sublet its rented space at 540 W. Madison Street, Suite 1400, Chicago, Illinois (the “14th Floor Space”). Therefore, our results from operations for the year ended December 31, 2016, included a lease abandonment expense of approximately $6.5 million in conjunction with a rental space acquired as part of the Valence Health acquisition, based on remaining lease payments and expected future sublease income. During the second quarter of 2017, the Company reached an agreement to terminate the lease for the 14th Floor Space, effective September 2017. The Company will continue making rent payments until September 1, 2017, at which point it will pay a one-time lease cancellation and related brokerage fee. Remaining cash outflows related to the 14th Floor Space are estimated to be approximately $4.8 million as of June 30, 2017, while the remaining balance of the initial $6.5 million lease abandonment liability recorded after the Valence Health acquisition was approximately $5.3 million as of June 30, 2017, prior to adjustments pertaining to the lease cancellation fees. As such, the Company recorded a one-time adjustment of $0.5 million to reduce the lease abandonment liability, from $5.3 million to $4.8 million, as of June 30, 2017. The adjustment was recorded as a reduction to our rent expense within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the three and six months ended June 30, 2017.

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

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was initially valued at $7.8 million. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The contingent consideration of $8.5 million and $8.3 million is a mark-to-market liability recorded within “Other long-term liabilities” on our Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016. We recorded a re-measurement loss of approximately $0.2 million during the six months ended June 30, 2017, and $0.5 million during the fourth quarter of 2016, based on changes in the underlying assumptions of the fair value calculation. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 15.

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

Pro Forma Financial Information (Unaudited)

The unaudited pro forma Consolidated Statements of Operations presented below gives effect to (1) the Aldera transaction as if it had occurred on January 1, 2015, (2) the Valence Health transaction as if it had occurred on January 1, 2015, and (3) the Passport transaction as if it had occurred on January 1, 2015. The following pro forma information includes adjustments to:

•	remove transaction costs related to the Passport transaction of $0.3 million recorded during the six months ended June 30, 2016, and reclassify said amounts to the six months ended June 30, 2015;

•	record amortization expenses related to intangible assets beginning January 1, 2015, for intangible assets related to Valence Health and Aldera;

•	record revenue and expenses related to the Valence Health MSA and TSA agreements for the six months ended June 30, 2016; and

•	record rent expense related to Passport prepaid lease beginning January 1, 2015.

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the transactions described above occurred in the specified prior periods. The pro forma adjustments are based on available information and assumptions that the Company believes are reasonable to reflect the impact of these transactions on the Company’s historical financial information on a pro forma basis (in thousands, except per share data).

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2016
Revenue	$88,971	$170,297
Net income (loss)	(11,616)	(189,236)
Net income (loss) attributable
to non-controlling interests	(3,005)	(49,012)
Net income (loss) attributable
to Evolent Health, Inc.	(8,611)	(140,224)

Net income (loss) available to
common shareholders:
Basic	(0.17)	(2.80)
Diluted	(0.17)	(2.80)

Securities Offerings

Certain affiliates of TPG (“TPG”), The Advisory Board Company (“The Advisory Board”), UPMC and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) have an existing exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC. The Company did not receive any proceeds from Class B exchanges or the sale of Class A common stock in the secondary offerings described below.

The Investor Stockholders initiated several Class B Exchanges as part of various secondary offerings during 2017 and 2016, thus increasing the Company’s economic interest in Evolent Health LLC, as discussed below.

June 2017 Secondary Offering

In June 2017, the Company completed a secondary offering of 4.5 million shares of its Class A common stock at a price to the underwriters of $25.87 per share (the “June 2017 Secondary”).

The shares sold in the June 2017 Secondary consisted of 0.7 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders and 3.8 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the June 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 90.5% to 96.1% immediately following the June 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

May 2017 Secondary Offering

In May 2017, the Company completed a secondary offering of 7.0 million shares of its Class A common stock at a price to the underwriters of $24.30 per share (the “May 2017 Secondary”). The shares were sold by the Investor Stockholders and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”).

The shares sold in the May 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders, 3.8 million newly-issued shares of the Company’s Class A common stock received by certain

Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the May 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 84.9% to 90.5% immediately following the May 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

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

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the March 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% immediately following the March 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

In connection with the March 2017 Secondary, the underwriters exercised, in full, their option to purchase an additional 1.1 million shares of Class A common stock (the “March 2017 Option to Purchase Additional Shares”) from the Investor Stockholders at a price of $19.53 per share. The March 2017 Option to Purchase Additional Shares closed in May 2017.

The shares sold in the March 2017 Option to Purchase Additional Shares consisted of 0.5 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders. It also included 0.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of the Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the March 2017 Option to Purchase Additional Shares, the Company’s economic interest in Evolent Health LLC increased from 83.9% to 84.9% immediately following the March 2017 Option to Purchase Additional Shares, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

The June 2017 Secondary, May 2017 Secondary, March 2017 Secondary and March 2017 Option to Purchase Additional Shares are collectively referred to as the “2017 Secondary Offerings.”

September 2016 Secondary

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the public of $22.50 per share, including the exercise in full by the underwriters of their option to purchase additional shares (the “September 2016 Secondary”).

The shares sold in the September 2016 Secondary consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the September 2016 Secondary, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% immediately following the September 2016 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

The Company’s economic interest in Evolent Health LLC will increase if further Class B Exchanges occur.

Asset Acquisitions

Accordion Health, Inc.

On June 8, 2017, the Company entered into an agreement to acquire Accordion Health, Inc. (“Accordion”) for $3.2 million (the “Accordion Purchase Agreement”). Accordion provides technology that the Company believes enhances its risk-adjustment factor (“RAF”) services to its partners. In addition to technology assets, the software development team from Accordion joined Evolent as full-time employees. Under the terms of the Accordion Purchase Agreement, members of the software development team will be eligible for an additional $0.8 million earn-out, contingent upon the completion of specified software development targets.

We accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identified asset, thus satisfying the requirements of the screen test introduced in ASU 2017-01. The assets acquired in the transaction were measured based on the amount of cash paid to Accordion, including transaction costs, as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated the identifiable assets acquired as a $3.3 million technology intangible asset, inclusive of approximately $0.1 million of capitalized transaction costs. We also assessed and determined the useful life of the acquired intangible assets to be five years, subject to amortization. The Company will account for the contingent earn-out as a post-acquisition expense as the specified software development targets are achieved. The transaction was a taxable asset purchase and the Company recognized deferred tax liability of $2.0 million related to the book-tax basis difference in the acquired asset, which resulted in a $2.0 million increase in the value of the intangible asset. The additional deferred tax liability represents a future source of taxable income that enables the Company to release some of its previously established valuation allowance, the reduction of which is accounted for outside of acquisition accounting, resulting in income tax benefit.

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

5. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs (in thousands) were as follows:

	As of June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$24,027	$114	$16	$24,125

	As of December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,119	$116	$27	$28,208
Corporate bonds	16,222	81	8	16,295
Total investments	$44,341	$197	$35	$44,503

The amortized cost and fair value of our investments by contractual maturities (in thousands) were as follows:

	As of June 30, 2017		As of December 31, 2016
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
Due in one year or less	$24,027	$24,125	$44,341	$44,503

We did not have any held-to-maturity securities in an unrealized loss position as of June 30, 2017. The following table summarizes our held-to-maturity securities that had been in a continuous unrealized loss position for less than twelve months as of December 31, 2016 (in thousands, except number of securities):

	Number of	Fair	Unrealized
	Securities	Value	Losses
U.S. Treasury bills	1	$4,002	$1

We did not hold any securities in a continuous unrealized loss position for twelve months or longer as of December 31, 2016.

When a held-to-maturity investment is in an unrealized loss position, we assess whether or not we expect to recover the entire cost basis of security, based on our best estimate of the present value of cash flows expected to be collected from the debt security. Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness and forecasted performance of the investee. In cases where the estimated present value of future cash flows is less than our cost basis, we recognize an other than temporary impairment and write the investment down to its fair value. The new cost basis would not be changed for subsequent recoveries in fair value. No investments were written down during the three and six months ended June 30, 2017.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	June 30,	December 31,
	2017	2016
Computer hardware	$5,026	$4,474
Furniture and equipment	2,448	2,448
Internal-use software development costs	33,466	21,385
Leasehold improvements	8,199	8,108
Total property and equipment	49,139	36,415
Accumulated depreciation and amortization	(8,945)	(5,236)
Total property and equipment, net	$40,194	$31,179

The Company capitalized $6.2 million and $12.0 million of internal-use software development costs for the three and six months ended June 30, 2017, respectively, and $3.7 million and $7.1 million for the three and six months ended June 30, 2016, respectively. The net book value of capitalized internal-use software development costs was $30.4 million and $19.9 million as of June 30, 2017, and December 31, 2016, respectively.

Depreciation expense related to property and equipment was $1.9 million and $3.7 million for the three and six months ended June 30, 2017, respectively, of which amortization expense related to capitalized internal-use software development costs was $0.9 million and $1.6 million, respectively. Depreciation expense related to property and equipment was $0.8 million and $1.5 million for the three and six months ended June 30, 2016, respectively, of which amortization expense related to capitalized internal-use software development costs was $0.3 million and $0.5 million, respectively.

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

We did not identify any qualitative factors that would trigger a Step 1 test during the six months ended June 30, 2017. As discussed in Notes 2 and 3, we adopted ASU 2017-04 effective January 1, 2017, thus changing our policy with regard to goodwill impairment testing. Following the adoption, we will perform a one-step test for goodwill impairment. The discussion below of our goodwill impairment testing during the first quarter of 2016 was performed using a two-step method under our previous policy.

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

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2017	2016
Balance as of beginning-of-period	$626,569	$608,903
Goodwill Acquired (1)	—	178,266
Measurement period adjustments (2)	2,084	—
Goodwill Impairment	—	(160,600)
Balance as of end-of-period	$628,653	$626,569

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

Details of our intangible assets (in thousands) are presented below:

	As of June 30, 2017
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	17.9	$19,000	$1,979	$17,021
Customer relationships	21.0	203,500	13,665	189,835
Technology	4.7	55,823	12,046	43,777
Below market lease, net	8.7	4,197	370	3,827
Total		$282,520	$28,060	$254,460

	As of December 31, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.4	$19,000	$1,505	$17,495
Customer relationships	21.5	203,500	9,018	194,482
Technology	5.2	50,500	7,753	42,747
Below market lease, net	9.4	4,323	124	4,199
Total		$277,323	$18,400	$258,923

Amortization expense related to intangible assets was $4.9 million and $9.7 million for the three and six months ended June 30, 2017, respectively, and $2.6 million and $5.2 million for the three and six months ended June 30, 2016, respectively.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. As discussed above, during the first quarter of 2016, our single reporting unit failed the Step 1 test for goodwill impairment, thus triggering an impairment analysis of the carrying value of our intangible asset group.  In conjunction with the impairment testing of the carrying value of our goodwill in 2016, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable.  We performed a Step 1 test, which required management to compare the total undiscounted future cash flows of the intangible asset group to the current carrying amount.  The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three and six months ended June 30, 2017, the Company recorded approximately $0.6 million and $1.2 million in interest expense and $0.2 million and $0.5 million in non-cash interest expense related to the amortization of deferred financing costs.

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

Convertible Senior Notes Carrying Value

While the 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying value of $120.9 million as of June 30, 2017, the 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair value was $162.2 million, based on a traded price on June 30, 2017, a Level 2 input. As of December 31, 2016, the estimated fair value of the 2021 Notes was $125.0 million, which approximated cost as there were no significant movements in interest rates between the issuance date and December 31, 2016. The 2021 Notes also have embedded conversion options and contingent interest provisions.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	June 30,	December 31,
	2017	2016
Carrying value	$120,935	$120,283
Unamortized discount	4,065	4,717
Principal amount	$125,000	$125,000
Remaining amortization period (years)	4.4	4.9

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. In connection with the Valence Health acquisition, the Company acquired certain in-process litigation; however, the Company is indemnified by the Valence Health sellers for certain matters and therefore has no potential material exposure. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of June 30, 2017, or December 31, 2016, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office locations in Arlington, Virginia, Chicago, Illinois, Lisle, Illinois and San Francisco, California. In addition, certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. Total rental expense, net of sublease income, on operating leases was $2.4 million and $5.0 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively.

In connection with various lease agreements, the Company is required to maintain $3.9 million in letters of credit and, as such, held $3.9 million in restricted cash and restricted investments as collateral for the letters of credit as of June 30, 2017.

As previously discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” of our 2016 Form 10-K, immediately following the Valence Health acquisition, the Company decided to abandon and sublet its rented space at 540 W. Madison Street, Suite 1400, Chicago, Illinois. Therefore, our results from operations for the year ended December 31, 2016, included a lease abandonment expense of approximately $6.5 million in conjunction with a rental space acquired as part of the Valence Health acquisition, based on remaining lease payments and expected future sublease income. During the second quarter of 2017, the Company reached an agreement to terminate the lease for the 14th Floor Space, effective September 2017. The Company will continue making rent payments until September 1, 2017, at which point it will pay a one-time lease cancellation and related brokerage fee. Remaining cash outflows related to the 14th Floor Space are estimated to be approximately $4.8 million as of June 30, 2017, while the remaining balance of the initial $6.5 million lease abandonment liability recorded after the Valence Health acquisition was approximately $5.3 million as of June 30, 2017, excluding adjustments pertaining to the lease cancellation fees. As such, the Company recorded a one-time adjustment of $0.5 million to reduce the lease abandonment liability, from $5.3 million to $4.8 million, as of June 30, 2017. The adjustment was recorded as a reduction to our rent expense within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the three and six months ended June 30, 2017.

The following table presents a roll forward of the lease abandonment liability (in thousands):

	For the Six
	Months	For the Year
	Ended	Ended
	June 30,	December 31,
	2017	2016
Accrual as of beginning-of-period	$6,100	$—
Abandonment expense	—	6,460
Impact of lease termination	(496)	—
Abandonment amortization	(765)	(360)
Accrual as of end-of-period	$4,839	$6,100

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

Pursuant to certain terms of the registration rights agreement, the Investor Stockholders sold 19.7 million shares of the Company’s Class A common stock during the 2017 Secondary Offerings, as discussed in Note 4. Pursuant to the terms of the registration rights agreement, we incurred $1.0 million and $1.3 million in expenses related to the 2017 Secondary Offerings for the three and six months ended June 30, 2017, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statement of Operations.

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

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $8.2 million to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2017, approximately 39.7% of our $113.9 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks and approximately 60.3% were held in money market funds. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	June 30,	December 31,
	2017	2016
Customer B	12.5%	*
Customer C	17.8%	*
Customer E	11.6%	14.3%

* Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Customer A	19.2%	17.1%	18.2%	15.1%
Customer B	10.7%	16.2%	*	17.2%
Customer C	10.4%	*	10.8%	*
Customer D	*	15.5%	*	14.9%

* Represents less than 10.0% of the respective balance

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(19,698)	$(11,999)	$(42,848)	$(185,810)
Less:
Net income (loss) attributable to non-controlling interests	(2,793)	(3,612)	(7,930)	(54,683)
Net income (loss) available for common shareholders (1) (2)	$(16,905)	$(8,387)	$(34,918)	$(131,127)

Weighted-average common shares outstanding (2) (3)	59,478	42,594	56,057	42,390

Earnings (Loss) per Common Share
Basic	$(0.28)	$(0.20)	$(0.62)	$(3.09)
Diluted	(0.28)	(0.20)	(0.62)	(3.09)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Exchangeable Class B common stock	8,677	17,525	11,994	17,525
Restricted stock units ("RSUs")	607	158	546	85
Stock options and performance-based stock options	3,201	1,353	3,059	904
Convertible senior notes	5,201	—	5,201	—
Total	17,686	19,036	20,800	18,514

11. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements were as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Award Type
Stock options	$4,108	$3,921	$8,161	$7,740
Performance-based stock options	112	123	222	148
RSUs	1,140	665	2,081	1,157
Total	$5,360	$4,709	$10,464	$9,045

Line Item
Cost of revenue	$391	$406	$742	$850
Selling, general and
administrative expenses	4,969	4,303	9,722	8,195
Total	$5,360	$4,709	$10,464	$9,045

No stock-based compensation in the totals above was capitalized as software development costs for the three and six months ended June 30, 2017 and 2016, respectively.

Stock-based awards granted were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	10,215	42,870	877,064	900,000
Performance-based stock options	—	—	—	267,770
RSUs	36,536	27,618	424,133	413,331

As discussed in Note 2, the Company adopted ASU 2016-09 with an effective date of January 1, 2016, and elected to recognize share-based award forfeitures as they occur. The adoption of ASU 2016-09 had an immaterial impact to our financial condition and results of operations as of and for the three and six months ended June 30, 2016.

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. Prior to the adoption of ASU 2016-09, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets when the amount of cash taxes paid was impacted by the windfalls and shortfalls. Under the revised standard, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations without regard to the impact on cash taxes paid. For the three and six months ended June 30, 2017 and 2016, the Company recognized an immaterial discrete tax benefit related to net windfall tax benefits from share-based compensation, which increased the net operating loss (“NOL”) deferred tax asset and our valuation allowance.

12. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $0.7 million and $0.3 million in income tax benefit for the three and six months ended June 30, 2017, which resulted in effective tax rates of 3.4% and 0.7%, respectively. The Company recorded $0.4 million and $1.4 million in income tax benefit for the three and six months ended June 30, 2016, which resulted in effective tax rates of 3.0% and 0.7%, respectively. The income tax benefit recorded during the three months ended June 30, 2017, relates primarily to the release of valuation allowance as a result of the Accordion acquisition and the change in indefinite lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. Neither of the components are considered a source of future taxable income for realizing the deferred tax assets, and with the exception of these components, the Company continues to record a valuation allowance against the net deferred tax assets.

As a result of the increase in our ownership of Evolent Health LLC following the 2017 Secondary Offerings discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $8.6 million and $11.4 million for the three and six months ended June 30, 2017. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

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

13. Investments In and Advances to Affiliates

Georgia Physicians for Accountable Care LLC

During the second quarter of 2016, the Company acquired 21,429 Class B Units of Georgia Physicians for Accountable Care, LLC (“GPAC”) for $3.0 million in cash. The investment represented a 27% economic interest and a 28% voting interest in GPAC at the date of the transaction. As of June 30, 2017, the Company owned a 26% economic interest and a 28% voting interest in GPAC. The Company has determined it has significant influence but that it does not have control over GPAC. Accordingly, the investment is accounted for under the equity method of accounting and the Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. Evolent Health, Inc.’s proportional share of the losses of GPAC was approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and less than $0.1 million for the three and six months ended June 30, 2016.

Concurrently, the Company also signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings. Revenue related to the long-term services agreement was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and less than $0.1 million for the three and six months ended June 30, 2016.

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

In addition, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the public of $22.50 per share in September 2016. The shares sold in the September 2016 Secondary consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the September 2016 Secondary, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% as of September 22, 2016, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

Further, the Company completed the 2017 Secondary Offerings during the six months ended June 30, 2017. The shares sold in the 2017 Secondary Offerings consisted of 20.1 million shares of the Company’s Class A common stock, consisting of 7.4 million existing shares of the Company’s Class A common stock owned and held by certain Selling Stockholders, 12.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the 2017 Secondary Offerings, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 96.1% immediately following the June 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

As of June 30, 2017, and December 31, 2016, we owned 96.1% and 77.4% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of our 2017 Secondary Offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Non-controlling interests as of beginning-of-period	$146,269	$234,028	$209,588	$285,238
Cumulative-effect adjustment from adoption of new accounting principle	—	—	—	(139)
Decrease in non-controlling interests as a result of Class B Exchanges	(109,298)	—	(168,883)	—
Reclassification of non-controlling interests	502	—	1,905	—
Net income (loss) attributable to non-controlling interests	(2,793)	(3,612)	(7,930)	(54,683)
Non-controlling interests as of end-of-period	$34,680	$230,416	$34,680	$230,416

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$68,653	$—	$—	$68,653

Liabilities
Contingent consideration (2)	—	—	8,500	8,500

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$1,128	$—	$—	$1,128

Liabilities
Contingent consideration (2)	—	—	8,300	8,300

(1) Represents the cash and cash equivalents that were held in a money market fund as of June 30, 2017, and December 31, 2016, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the Passport acquisition as described further in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and six month periods ended June 30, 2017 and 2016, respectively.

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

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance as of beginning-of-period	$8,300	$7,750	$8,300	$—
Additions	—	—	—	7,750
Realized and unrealized (gains) losses, net	200	—	200	—
Balance as of end-of-period	$8,500	$7,750	$8,500	$7,750

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

As of June 30, 2017
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,500	Real options approach	Risk-adjusted recurring revenue CAGR	92.5%	(2)
			Discount rate/time value	2.7% - 4.0%

(1) Related to additional Passport earn-out consideration as described further in Note 4.
(2) The risk-adjusted recurring revenue CAGR is calculated over the five-year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rate is based on a theoretical 2016 and 2017 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR over the period 2019-2021 is 19.2%.

As of December 31, 2016
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,300	Real options approach	Risk-adjusted recurring revenue CAGR	97.0%	(2)
			Discount rate/time value	2.5% - 4.5%

(1) Related to additional Passport earn-out consideration as described further in Note 4.
(2) The risk-adjusted recurring revenue CAGR is calculated over the five-year period 2017-2021. Given that there was no recurring revenue in 2016, the calculation of the 2017 growth rate was based on a theoretical 2016 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR over the period 2018-2021 was 50.8%.

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

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash, receivables, prepaid expenses, accrued liabilities and accrued compensation approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

Refer to Note 8 for information regarding the fair value of the 2021 Notes.

16. Related Parties

As discussed in Note 13, Evolent owned a 26% economic interest in GPAC as of June 30, 2017, and is considered to have significant influence. As a result, the Company accounts for the investment under the equity method of accounting and is allocated its proportional share of GPAC’s profits and losses for each reporting period. In addition, the Company signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings.

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

Securities Offerings

Certain affiliates of TPG (“TPG”), The Advisory Board Company (“The Advisory Board”), UPMC and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) have an existing exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC. The Company did not receive any proceeds from Class B exchanges or the sale of Class A common stock in the secondary offerings described below.

The Investor Stockholders initiated several Class B Exchanges as part of various secondary offerings during 2017, thus increasing the Company’s economic interest in Evolent Health LLC, as discussed below.

June 2017 Secondary Offering

In June 2017, the Company completed a secondary offering of 4.5 million shares of its Class A common stock at a price to the underwriters of $25.87 per share (the “June 2017 Secondary”).

The shares sold in the June 2017 Secondary consisted of 0.7 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders and 3.8 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the June 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 90.5% to 96.1% immediately following the June 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

May 2017 Secondary Offering

In May 2017, the Company completed a secondary offering of 7.0 million shares of its Class A common stock at a price to the underwriters of $24.30 per share (the “May 2017 Secondary”). The shares were sold by the Investor Stockholders and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”).

The shares sold in the May 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders, 3.8 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders.
.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the May 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 84.9% to 90.5% immediately following the May 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

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

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the March 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% immediately following the March 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

In connection with the March 2017 Secondary, the underwriters exercised, in full, their option to purchase an additional 1.1 million shares of Class A common stock (the “March 2017 Option to Purchase Additional Shares”) from the Investor Stockholders at a price of $19.53 per share. The March 2017 Option to Purchase Additional Shares closed in May 2017.

The shares sold in the March 2017 Option to Purchase Additional Shares consisted of 0.5 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders. It also included 0.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of the Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the March 2017 Option to Purchase Additional Shares, the Company’s economic interest in Evolent Health LLC increased from 83.9% to 84.9% immediately following the March 2017 Option to Purchase Additional Shares, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

The June 2017 Secondary, May 2017 Secondary, March 2017 Secondary and March 2017 Option to Purchase Additional Shares are collectively referred to as the “2017 Secondary Offerings.”

The Company’s economic interest in Evolent Health LLC will increase if further Class B Exchanges occur.

Asset Acquisitions

Accordion Health, Inc.

On June 8, 2017, the Company entered into an agreement to acquire Accordion Health, Inc. (“Accordion”) for $3.2 million (the “Accordion Purchase Agreement”). Accordion provides technology that the Company believes enhances its risk-adjustment factor (“RAF”) services to its partners. In addition to technology assets, the software development team from Accordion joined Evolent as full-time employees. Under the terms of the Accordion Purchase Agreement, members of the software development team will be eligible for an additional $0.8 million earn-out, contingent upon the completion of specified software development targets.

We accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identified asset, thus satisfying the requirements of the screen test introduced in ASU 2017-01. The assets acquired in the transaction were measured based on the amount of cash paid to Accordion, including transaction costs, as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated the identifiable assets acquired as a $3.3 million technology intangible asset, inclusive of approximately $0.1 million of capitalized transaction costs. We also assessed and determined the useful live of the acquired intangible assets to be five years, subject to amortization. The Company will account for the contingent earn-out as a post-acquisition expense as the specified software development targets are achieved. The transaction was a taxable asset purchase and the Company recognized deferred tax liability of approximately $2.0 million related to the book-tax basis difference in the acquired asset, which resulted in an income tax benefit related to the reduction in the Company’s previously established valuation allowance (the reduction of which is accounted for outside of acquisition accounting). This amount was recorded as an intangible asset.

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

We market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a blueprint for executing that opportunity. During the second portion of the transformation phase, which typically lasts twelve to fifteen months, we generally work with our partner to implement the blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek to enter into service agreements which we call the platform and operations phase and for which we deliver a wide range of services that support our partner in the execution of its new strategy. Certain contracts in the platform and operations phase can range from three to ten years in length, while others are shorter in duration, depending on the nature of the services. In the platform and operations phase, we establish a local market presence and embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience or other reasons by our partners after a notice period has passed, though certain partners would be required to pay us a termination fee in certain circumstances. In addition, at times our contracts may be renegotiated or amended to change the nature and price of the services and/or the time period over which they are provided.

As of June 30, 2017, we had over 25 operating partners, and a significant portion of our revenue is concentrated with several partners. Our two largest partners, Passport and MDWise, Inc., comprised 18.2% and 10.8%, respectively, of our revenue for the six months ended June 30, 2017, or 29.0% in the aggregate.

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

Key Components of our Results of Operations

Revenue

We derive our revenue from two sources: transformation and platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized based upon proportionate performance over the life of the engagement. Transformation revenue can fluctuate based on the timing of when contracts are executed with partners, the scope of the delivery and the timing of work being performed. During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or per member per month, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. The platform and operations agreements often include contingent fees such as service level agreements, shared medical savings arrangements and other performance measures which are recognized when the amount is estimable and there is evidence to support meeting the criteria. In some cases, we recognize revenue when the cash is received as we have limited data to support our estimate. Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform and the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee, or may be terminated or renegotiated in other circumstances. We also have arrangements with multiple deliverables (including both transformation and platform and operations components) and we evaluate the deliverables to determine whether they represent a separate unit of accounting. Revenue is then allocated to the units of accounting based on each unit’s relative selling price.

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

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step-up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, amortization of intangible assets recorded as part of the Vestica, Valence Health, Aldera and Accordion transactions and depreciation of property and equipment, including the amortization of capitalized software.

Evolent Health, Inc. Results

	For the Three				For the Six
	Months Ended		Change Over		Months Ended		Change Over
	June 30,		Prior Period		June 30,		Prior Period
(in thousands)	2017	2016	$	%	2017	2016	$	%
Revenue
Transformation	$5,361	$10,388	$(5,027)	(48.4)%	$15,596	$18,502	$(2,906)	(15.7)%
Platform and operations	101,710	46,130	55,580	120.5%	197,714	87,465	110,249	126.0%
Total revenue	107,071	56,518	50,553	89.4%	213,310	105,967	107,343	101.3%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	67,994	32,779	35,215	107.4%	135,523	61,390	74,133	120.8%
Selling, general and
administrative expenses	51,090	32,756	18,334	56.0%	104,641	64,702	39,939	61.7%
Depreciation and amortization expenses	6,904	3,612	3,292	91.1%	13,519	6,983	6,536	93.6%
Goodwill impairment	—	—	—	—%	—	160,600	(160,600)	—%
Loss on change in fair value
of contingent consideration	200	—	200	—%	200	—	200	—%
Total operating expenses	126,188	69,147	57,041	82.5%	253,883	293,675	(39,792)	(13.5)%
Operating income (loss)	$(19,117)	$(12,629)	$(6,488)	(51.4)%	$(40,573)	$(187,708)	$147,135	78.4%

Transformation revenue as
a % of total revenue	5.0%	18.4%			7.3%	17.5%
Platform and operations revenue
as a % of total revenue	95.0%	81.6%			92.7%	82.5%
Cost of revenue as a %
of total revenue	63.5%	58.0%			63.5%	57.9%
Selling, general and administrative
expenses as a % of total revenue	47.7%	58.0%			49.1%	61.1%

Comparison of the Results for the Three Months Ended June 30, 2017 to 2016

Revenue

Total revenue increased by $50.6 million, or 89.4%, to $107.1 million for the three months ended June 30, 2017, as compared to the same period in 2016.

Transformation revenue decreased by $5.0 million, or 48.4%, to $5.4 million for the three months ended June 30, 2017, as compared to the same period in 2016, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Transformation revenue accounted for 5.0% and 18.4% of our total revenue for the three months ended June 30, 2017, and 2016, respectively. Over time, we expect transformation revenue to continue to decrease as a percentage of total revenue.

Platform and operations revenue accounted for 95.0% and 81.6% of our total revenue for the three months ended June 30, 2017 and 2016, respectively. Platform and operations revenue increased by $55.6 million, or 120.5%, to $101.7 million for the three months ended June 30, 2017, as compared to the same period in 2016, primarily as a result of additional revenue from business combinations and aggregate enrollment growth of 98.2% from approximately 1.4 million lives on our platform as of June 30, 2016, to approximately 2.8 million lives on our platform as of June 30, 2017. We ended the quarter with over 25 revenue-producing partners compared to 13 as of June 30, 2016.

Cost of Revenue

Cost of revenue increased by $35.2 million, or 107.4%, to $68.0 million for the three months ended June 30, 2017, as compared to the same period in 2016. Cost of revenue increased period over period as a result of our business combinations during the fourth quarter of 2016. We incurred additional personnel costs and professional fees of $23.0 million and $6.7 million, respectively, to support our growing customer base and service offerings. Approximately $0.4 million of total personnel costs was attributable to stock-based compensation expense for the three months ended June 30, 2017 and 2016. Additionally, our technology services, TPA fees and other costs increased by $5.5 million period over period. The increase is attributable to costs to support our growth. Cost of revenue represented 63.5% and 58.0% of total revenue for the three months ended June 30, 2017 and 2016, respectively. Our cost of revenue increased as a percentage of our total revenue as we integrated new businesses acquired during the fourth quarter of 2016; however, we expect our cost of revenue to decrease as a percentage of total revenue going forward.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $18.3 million, or 56.0%, to $51.1 million for the three months ended June 30, 2017, as compared to the same period in 2016. During the three months ended June 30, 2017, we incurred additional selling, general, and administrative expenses due partially to growth in our business resulting from our business combinations during the fourth quarter of 2016. Our selling, general and administrative expenses period over period also increased as a result of additional personnel costs, including investments in business development, research and development and general overhead, of $9.5 million. Approximately $5.0 million and $4.3 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. Additionally, our professional fees, technology costs, lease costs and other costs related to our growth increased $3.0 million, $1.7 million, $1.1 million and $3.0 million, respectively, period over period, as a result of the growing customer base and service offerings and the 2016 business combinations mentioned above. Transaction and other acquisition-related costs accounted for approximately $1.4 million and $0.2 million of total selling, general, and administrative expenses for the three months ended June 30, 2017 and 2016, respectively. Selling, general and administrative expenses represented 47.7% and 58.0% of total revenue for the three months ended June 30, 2017 and 2016, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.3 million, or 91.1%, to $6.9 million for the three months ended June 30, 2017, as compared to the same period in 2016. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the second quarter of 2016 and the continued capitalization of internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Loss on change in fair value of contingent consideration

Loss on change in fair value of contingent consideration was $0.2 million for the three months ended June 30, 2017, as compared to zero for the same period in 2016. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016. See “Item 1. Financial Statements - Note 15” for further details regarding the fair value of our mark-to-market contingent liabilities.

Comparison of the Results for the Six Months Ended June 30, 2017 to 2016

Revenue

Total revenue increased by $107.3 million, or 101.3%, to $213.3 million for the six months ended June 30, 2017, as compared to the same period in 2016.

Transformation revenue decreased by $2.9 million, or 15.7%, to $15.6 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Transformation revenue accounted for 7.3% and 17.5% of our total revenue for the six months ended June 30, 2017, and 2016, respectively. Over time, we expect transformation revenue to continue to decrease as a percentage of total revenue.

Platform and operations revenue accounted for 92.7% and 82.5% of our total revenue for the six months ended June 30, 2017 and 2016, respectively. Platform and operations revenue increased by $110.2 million, or 126.0%, to $197.7 million for the six months ended June 30, 2017, as compared to the same period in 2016, primarily as a result of additional revenue from business combinations and aggregate enrollment growth of 98.2% from approximately 1.4 million lives on our platform as of June 30, 2016, to approximately 2.8 million lives on our platform as of June 30, 2017. We ended the quarter with over 25 revenue-producing partners compared to 13 as of June 30, 2016.

Cost of Revenue

Cost of revenue increased by $74.1 million, or 120.8%, to $135.5 million for the six months ended June 30, 2017, as compared to the same period in 2016. Cost of revenue increased period over period as a result of our business combinations during the fourth quarter of 2016. We incurred additional personnel costs and professional fees of $47.5 million and $13.9 million, respectively, to support our growing customer base and service offerings. Approximately $0.7 million and $0.9 million of total personnel costs was attributable to stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. Additionally, our technology services, TPA fees and other costs increased by $12.8 million period over period. The increase is attributable to costs to support our growth. Cost of revenue represented 63.5% and 57.9% of total revenue for the six months ended June 30, 2017 and 2016, respectively. Our cost of revenue increased as a percentage of our total revenue as we integrated the new businesses acquired during the fourth quarter of 2016; however, we expect our cost of revenue to decrease as a percentage of total revenue going forward.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $39.9 million, or 61.7%, to $104.6 million for the six months ended June 30, 2017, as compared to the same period in 2016. During the six months ended June 30, 2017, we incurred additional selling, general, and administrative expenses due primarily to growth in our business resulting from our business combinations during the fourth quarter of 2016. Our selling, general and administrative expenses period over period also increased as a result of additional personnel costs, including investments in business development, research and development and general overhead, of $21.8 million. Approximately $9.7 million and $8.2 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. Additionally, our professional fees, technology costs, lease costs and other costs related to our growth increased $6.6 million, $3.2 million, $2.7 million and $5.7 million, respectively, period over period, primarily as a result of the 2016 business combinations mentioned above. Transaction and other acquisition-related costs accounted for approximately $5.2 million and $0.2 million of total selling, general, and administrative expenses for the six months ended June 30, 2017 and 2016, respectively. Selling, general and administrative expenses represented 49.1% and 61.1% of total revenue for the six months ended June 30, 2017 and 2016, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $6.5 million, or 93.6%, to $13.5 million for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the second quarter of 2016 and the continued capitalization of internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill impairment

During the first quarter of 2016 we recorded an impairment charge of $160.6 million on our consolidated statements of operations as the implied fair value of goodwill was less than the carrying amount. See “Item 1. Financial Statements - Note 7” for further details of the impairment charge to goodwill.

Loss on change in fair value of contingent consideration

Loss on change in fair value of contingent consideration was $0.2 million for the six months ended June 30, 2017, as compared to zero for the same period in 2016. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016. See “Item 1. Financial Statements - Note 15” for further details regarding the fair value of our mark-to-market contingent liabilities.

Discussion of Non-Operating Results

Interest income (expense), net

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We expect our average cash and cash equivalents to decline in future periods as we use those funds for operations.

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”). Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $0.9 million and $1.7 million related to our 2021 Notes for the three and six months ended June 30, 2017, respectively. See “Item 1. Financial Statements - Note 8” for further details of our convertible debt offering. Interest expense also includes amortization of bond premiums related to our investments.

Income (loss) from affiliate

During the second quarter of 2016, the Company acquired an equity stake in GPAC for $3.0 million. The Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. Evolent Health, Inc.’s proportional share of the losses of GPAC was $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and less than $0.1 million for the three and six months ended June 30, 2016.

Provision (benefit) for income taxes

Our income tax expense and benefit relates to federal and state jurisdictions in the United States. The Company recorded $0.7 million and $0.3 million in income tax benefit for the three and six months ended June 30, 2017, which resulted in effective tax rates of 3.4% and 0.7%, respectively. The Company recorded $0.4 million and $1.4 million in income tax benefit for the three and six months ended June 30, 2016, which resulted in effective tax rates of 3.0% and 0.7%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, and the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. In addition, the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of indefinite lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As discussed in “Item 1. Financial Statements - Note 4,” pursuant to the 2017 Secondary Offerings, the Company increased its ownership in Evolent Health LLC from 77.4% to 96.1% as of June 30, 2017. As a result, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $8.6 million and $11.4 million for the three and six months ended June 30, 2017. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

During the three and six months ended June 30, 2017, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements. As of June 30, 2017, the Company had $11.2 million of deferred tax liability that would not provide a source of income to recognize the deferred tax assets.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of June 30, 2017, we owned only 96.1% of the economic rights of the results of operations of Evolent Health LLC and, therefore, eliminate the non-controlling interest from our results of operations. For the three and six months ended June 30, 2017, our results reflect net losses of $2.8 million and $7.9 million, respectively, attributable to non-controlling interests, which represents 14.6% and 19.5% of the operating losses of Evolent Health LLC. For the corresponding periods in 2016, our results reflect net losses of $3.6 million and $54.7 million attributable to non-controlling interests, respectively, which represents 28.6% and 29.1%, of the operating losses of Evolent Health LLC. The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of Class B Exchanges in connection with the 2017 Secondary Offerings, as well as our issuance of shares of Class A common stock in business combinations.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $19.1 million and $40.6 million for the three and six months ended June 30, 2017, respectively, and operating losses of $12.6 million and $187.7 million for the three and six months ended June 30, 2016, respectively. Net cash used in operating activities was $44.7 million and $21.9 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had $100.0 million of cash and cash equivalents.

We believe our current cash, short-term investments and other sources of liquidity will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months as of the date the financial statements were available to be issued. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our acquisition and investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash and Cash Equivalents, Restricted Cash and Restricted Investments and Investments

As of June 30, 2017, the Company had $100.0 million of cash and cash equivalents, $22.1 million in restricted cash and restricted investments and $24.0 million of investments.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements:”

	For the Six
	Months Ended
	June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(44,712)	$(21,918)
Net cash provided by (used in) investing activities	7,739	(18,466)
Net cash provided by (used in) financing activities	2,385	(204)

Operating Activities

Cash flows used in operating activities of $44.7 million for the six months ended June 30, 2017, were due primarily to our net loss of $42.8 million, partially offset by non-cash items, including depreciation and amortization expenses of $13.5 million and stock-based compensation expense of $10.5 million. Our operating cash outflows were affected by the timing of our customer and vendor payments, including the timing of pass-through payments related to PBM programs. Decreases in accounts payable, accrued liabilities, accrued compensation and employee benefits and other long-term liabilities, combined with an increase in accounts receivable and prepaid expenses and other current assets, contributed approximately $33.9 million to our cash outflows. Those cash outflows were offset by an increase in deferred revenue of approximately $6.7 million.

Cash flows used in operating activities of $21.9 million for the six months ended June 30, 2016, were due primarily to our net loss of $185.8 million, offset by non-cash items including goodwill impairment of $160.6 million. Our operating cash outflows were also driven by the timing of customer and vendor payments, including the timing of payments related to PBM services, partially offset by an increase in deferred revenue during the period.

Investing Activities

Cash flows provided by investing activities of $7.7 million for the six months ended June 30, 2017, were due primarily to maturities of investments of $20.2 million and a $3.2 million increase in our restricted cash and restricted investments. These amounts were offset by purchases of property and equipment of $12.4 million and cash paid for the Accordion transaction of $3.2 million, as described in Note 4 in “Item 1. Financial Statements.”

Cash flows used in investing activities of $18.5 million for the six months ended June 30, 2016, were due primarily to $14.5 million used in the Vestica and GPAC acquisitions as described in Notes 4 and 13, respectively, in "Item 1. Financial Statements." Purchases of property and equipment resulted in a further cash outflow of $7.3 million, which was partially offset by the maturity of securities in the amount of $2.1 million and a $1.2 million reduction in restricted cash due to an amendment to our line of credit.

Financing Activities

Cash flows provided by financing activities of approximately $2.4 million for the six months ended June 30, 2017, were primarily related to proceeds from stock option exercises during the quarter, offset by taxes withheld and paid for vests of restricted stock units.

Cash flows used by financing activities of $0.2 million for the six months ended June 30, 2016, were related to proceeds from stock option exercises during the period, offset by taxes withheld and paid for vests of restricted stock units.

Contractual Obligations

Our contractual obligations (in thousands) as of June 30, 2017, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$12,540	$14,284	$7,096	$14,662	$48,582
Purchase obligations	2,611	881	—	—	3,492
2021 Notes interest payments	2,496	4,992	3,774	—	11,262
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$17,647	$20,157	$135,870	$14,662	$188,336

During the six months ended June 30, 2017, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $22.1 million as of June 30, 2017, includes cash held on behalf of other entities for pharmacy and claims management services of $8.6 million, collateral for letters of credit required as security deposits for facility leases of $3.9 million, letters of credit held with financial institutions for risk-sharing arrangements of $8.2 million and other restricted balances. Restricted investments are stated at amortized cost. See “Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through June 30, 2017, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

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

Interest Rate Risk

As of June 30, 2017, cash and cash equivalents and restricted cash and restricted investments was $122.1 million, which consisted of bank deposits with FDIC participating banks of $45.2 million, cash equivalents deposited in a money-market fund of $68.7 million and $8.2 million of restricted investments held in certificates of deposits with original maturities in excess of 12 months. Additionally, as of June 30, 2017, we held $24.0 million in investments. The cash on deposit with banks is not susceptible to interest rate risk. Our restricted investments and investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2017, we had $120.9 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

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

For example, as discussed in the “Item 1. Financial Statements - Note 4” above, 12.6 million shares of the Company’s Class A common stock were issued to certain Investor Stockholders pursuant to Class B Exchanges relating to multiple secondary offerings during the six months ended June 30, 2017. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units triggered by the 2017 Secondary Offerings, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 96.1% immediately following the June 2017 Secondary.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting as disclosed in our 2016 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting” below. As a result of the remediation efforts taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three and six months ended June 30, 2017, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting

The material weakness that we identified resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. Management is actively engaged in the implementation of remediation efforts to address the underlying causes of the material weakness. Management’s remediation activities to date include the following:

•	hired additional full-time accounting resources and financial planning and analysis resources with experience to address complex, non-routine transactions:

•	during 2015 we hired a senior director of revenue and technical accounting, a director of financial reporting, a manager of revenue and a senior revenue accountant;

•	during 2016 we hired an associate director of revenue;

•	during 2017 we hired an associate director of accounting and a senior director of tax;

•	from December 31, 2014, to June 30, 2017, our finance and accounting headcount increased from 9 to over 30.

•
expanded finance and accounting staff, including additional senior resources, to allow for the reallocation of responsibilities across our accounting department based on potential risk and complexity of transactions and/or tasks to be reviewed;

•	strengthened our review procedures and controls and formalized documentation of the reviews surrounding complex, non-routine transactions;

•	implemented additional monitoring programs, which included the formation of a disclosure committee comprised of members of our executive committee and finance and accounting leadership;

•	implemented training programs for various processes to train employees in respect of our established processes and controls, especially with regard to complex, non-routine transactions;

•	engaged our actuarial department to assist in the review of significant estimates in various areas, including incurred but not reported liabilities; and

•	implemented a new contract management process to facilitate the documentation and review of complex contracts by appropriate accounting personnel and relevant company stakeholders.

The process of implementing and maintaining an effective team and process over complex, non-routine transactions is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. During the second quarter of 2017, we substantially completed the hiring of the remaining senior, technical personnel identified as part of our remediation plan. Responsibilities for these key personnel include the accounting for complex and non-routine transactions. We are in the process of on-boarding these staff, as well as establishing and formalizing our processes and controls surrounding the complex and non-routine transactions that gave rise to the material weakness. We are also in the process of finalizing and concluding on the design effectiveness of related controls and have begun testing of the operating effectiveness of related controls. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.

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

Inherent Limitations of Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 9 in “Part 1 – Item 1. Financial Statements.”

Item 1A. Risk Factors

Our business operations and financial position are subject to various risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the unaudited interim financial statements and notes thereto included elsewhere in this Form 10-Q, our 2016 Form 10-K, including the audited financial statements and notes thereto, and other documents we have filed or will file with the SEC, when evaluating your investment in our Class A common stock. The risks and uncertainties described below are those that we currently believe may materially affect the Company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect the company. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment. Some statements in this Form 10-Q, including statements in the following risk factors, constitute forward looking statements. Please refer to the section entitled “Forward-Looking Statements - Cautionary Language.”

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

Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a health care reform measure that provides health care insurance for approximately 20 million more Americans. The ACA includes a variety of health care reform provisions and requirements that were expected to become effective at varying times through 2018 and to substantially change the way health care is financed by both governmental and private insurers, which may significantly impact our industry and our business. The current administration and Congress have been seeking, and we expect they will continue to seek, legislative and regulatory changes to health care laws and regulations, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The order directed agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Since January 2017, Congressional efforts to repeal and replace the ACA have been unsuccessful. The impact of the executive order and the future of the ACA remain unclear. Because of this continued uncertainty, as well as the timing of and potential for further legal challenges, we cannot quantify or predict with any certainty the likely impact of the ACA or its repeal or replacement on our business, financial condition, operating results and prospects.

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

Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect the U.S. Centers for Medicare & Medicaid Services (“CMS”) and Congress to continue to closely scrutinize each component of the Medicare program as well as modify the terms and requirements of the program. It is not possible to predict the outcome of this Congressional or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the health care delivery system, including Medicaid and Medicare programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

In addition to these health care laws and regulations, we are subject to various other laws and regulations, including, among others, the Stark Law relating to self-referrals, the whistleblower provisions of the False Claims Act, anti-kickback laws, antitrust laws, the privacy and data protection laws. We have identified instances of noncompliance in the past and cannot guarantee that we will not identify other instances in the future, or the outcome of any regulatory investigation into any non-compliance. See Part I-Item 1. Business-Health Care Laws and Regulations” in our 2016 Form 10-K for additional information. If we were to become subject to litigation, liabilities or penalties under these or other laws or as part of a governmental review or audit, our business could be adversely affected.

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

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our three largest partners in 2016, Passport Health Plan, Indiana University Health Plan and MedStar Health, Inc., comprised 19.6%, 14.5% and 12.7%, respectively, of our revenue for 2016, or 46.8% in the aggregate. Our largest partner in terms of accounts receivable in 2016, Cook County Health and Hospitals System, comprised 14.3% of such total amount as of December 31, 2016. Our two largest partners in the six months ended June 30, 2017, Passport Health Plan and MDWise Inc., comprised 18.2% and 10.8%, respectively, of our revenue for the six months ended June 30, 2017, or 29.0% in the aggregate. Our three largest partners in the six months ended June 30, 2017 in terms of accounts receivable, MDWise Inc., IU Health and Cook County Health and Hospital Systems, comprised 17.8%, 12.5% and 11.6%, respectively, of such total amount as of June 30, 2017. The sudden loss of any of our partners, including our strategic alliance partner, University Health Care, Inc., d/b/a Passport Health Plan or the renegotiation of any of our partner contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. As our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our partners will, from time to time, seek to restructure their agreements with us. We are currently in discussions with several of our partners, including some of our significant partners, to renegotiate their agreements with us. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently could negatively impact our revenues, business and prospects. For example, amendments to our contracts with Piedmont WellStar Health Plan and WakeMed Health and Hospitals in 2015 significantly reduced our 2016 expected revenues under those contracts, with minimal revenues expected under the Piedmont WellStar relationship in subsequent years and reduced revenues expected under the WakeMed contract.

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

We also engage third-party vendors to develop, maintain and enhance our technology solutions, and our ability to develop and implement new technologies is therefore dependent on our ability to engage suitable vendors. We may also need to license software or technology from third parties in order to maintain, expand or modify our technology services platform. However, there is no guarantee we will be able to enter into such agreements on acceptable terms or at all. The functionality of our platform depends, in part, on our ability to integrate it with third-party applications and data management systems that our partners use and from which they obtain data. These third parties may terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications, data management systems and application programming interfaces and access to those applications and platforms in an adverse manner.

We have made and may make acquisitions, investments and alliances, including the acquisitions of Valence Health and Aldera, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience, which could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements. Consistent with our business strategy, we continuously evaluate, and are currently in the process of evaluating, potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated.

In February 2016 we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. More recently, on October 3, 2016, we completed the acquisition of Valence Health and on November 1, 2016, we completed the acquisition of Aldera. The recently completed acquisitions of Valence Health and Aldera, as well as future acquisitions, investments and alliances could pose numerous risks to our business which could negatively impact our financial condition and results of operations, including:

•	difficulty integrating the purchased operations, products or technologies;

•	substantial unanticipated integration costs, delays and challenges that may arise in integration;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	the loss of key customers who are in turn subject to risks and financial dislocation in their businesses;

•	the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired business’ customers;

•	adverse effects on our existing business relationships with customers, suppliers, other partners, standing with regulators;

•	challenges related to the integration and operation of businesses that operate in new geographic areas and new markets or lines of business;

•	failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

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

In connection with these acquisitions, investments or alliances, we could incur significant costs, such as the $6.0 million expense associated with lease abandonment incurred as a result of our acquisition of Valence Health, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. For example, as part of the closing consideration for the Valence Health acquisition we issued 7.0 million shares of the company’s Class A common stock. In addition, the market price for our Class A common stock could be affected, following the consummation of the Valence Health acquisition or any other transaction, by factors that have not historically affected the market price for our Class A common stock.

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

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of our partners to control and, if necessary, reduce health care costs, all of which are out of our control. Because certain of our partners’ revenues are highly reliant on third-party payor reimbursement funding rates and mechanisms, overall reductions of rates from such payors could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. See “Risk factors-The health care regulatory and political framework is uncertain and evolving” for additional information.

If we do not continue to attract new partners, we may not achieve our revenue projections, and our results of operations would be harmed.

In order to grow our business, we must continually attract new partners. Our ability to do so depends in large part on the success of our sales and marketing efforts. Potential partners may seek out other options. Therefore, we must demonstrate that our products and services provide a viable solution for potential partners. If we fail to provide high-quality solutions and convince individual partners of our value proposition, we may not be able to retain existing partners or attract new partners. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for our products and services due in part to the rapidly evolving nature of the health care and technology industries and the substantial resources available to our existing and potential competitors. If the market for our products and services declines or grows more slowly than we expect or if the number of individual partners that use our solutions declines or fails to increase as we expect, our revenue, results of operations, financial condition, business and prospects could be harmed.

As we enter into an increasing number and variety of risk sharing arrangements with partners, our revenues could be limited and negatively impacted.

We may choose to incorporate certain risk sharing arrangements as part of our contractual arrangements with our partners, and we expect to enter an increasing number and variety of risk sharing arrangements in the future. As an example, as part of our strategy to support certain partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements, with the downside arrangements limited to our fees and executed through our captive insurance subsidiary. Another example of risk sharing is our strategic alliance with Passport, where in February 2016 we invested alongside Passport in the creation of a joint Medicaid Center of Excellence in Louisville, Kentucky. As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects. In addition, our failure to agree on satisfactory risk sharing solutions with potential partners could negatively impact our ability to attract new partners.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners and for the year ended December 31, 2016 and the six months ended June 30, 2017, our business development expenses represented approximately 6.4% and 4.9% of our total revenues, respectively. Some of our partners undertake a significant and prolonged evaluation process, including to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a long-term partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we expect to grow rapidly, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. In addition, we estimate the costs and timing for completing the transformation phase, including the Blueprint phase, of the partner relationship. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

If the estimates and assumptions we use to determine the size of our target market are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form 10-Q relating to the size and expected growth of the market for our services may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

In addition, aspects of our review process and coding procedures could be subject to claims under the False Claims Act or Anti- Kickback Statute. Negative results of any such audit or claim could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In addition, we were party to a services, reseller and non-competition agreement with The Advisory Board, which we refer to as The Advisory Board Reseller Agreement, that, among other things, prohibits us from promoting, marketing, offering or selling certain unbundled technology services, consulting services unless reasonably expected to lead to a long-term services contract or be part of a Blueprint engagement, or certain other services that are substantially similar to or competitive with certain Advisory Board services. Accordingly, that agreement prohibits us from selling such software or technology services on a standalone basis, but permits us to sell such services if they are part of an integrated offering to our partners and such services account for no more than 50% of the aggregate revenue attributable to our partner during the term of the contract. The Advisory Board Reseller Agreement also prohibits us from promoting, marketing, offering or selling consulting services that are not intended to be a part of our Blueprint services or any services that are substantially similar to or competitive with certain Advisory Board services. These restrictions are in effect until the earlier of June 27, 2020, and the date on which The Advisory Board no longer holds shares of our common stock. We have also entered into a reseller, services and non-competition agreement with an affiliate of UPMC, which we refer to as the UPMC Reseller Agreement, pursuant to which we are prohibited from providing products or services to certain third parties and in certain territories. These restrictions could cause our business, financial condition and results of operations to be harmed if we found it advantageous to provide products or services to such third parties or in such territories during the restricted period.

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

•
The Health Insurance Portability and Accountability Act, or HIPAA, expanded protection of the privacy and security of personal health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

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

Our total assets include substantial goodwill. At June 30, 2017, we had $628.7 million of goodwill on our Consolidated Balance Sheets related to our one operating segment and reporting unit. Goodwill represents the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. In the first quarter of 2016, we recorded an impairment charge of $160.6 million on our Consolidated Statements of Operations.

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

Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three-month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of March 31, 2016, ultimately resulting in an impairment charge of $160.6 million. See Note 7 for a detailed discussion of our impairment testing.

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

As an “emerging growth company” as defined in the JOBS Act, we have taken advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, a delay in the timeframe required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. These exemptions will cease to apply as of December 31, 2017. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may continue to incur as a result of becoming a public company or the timing of such costs.

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

We are a holding company and our principal asset is our ownership of Class A common units of Evolent Health LLC. We have no independent means of generating revenue. Evolent Health LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, pro rata according to the number of common units each member owns. Accordingly, we incur income taxes on our allocable share of any net taxable income of Evolent Health LLC and also incur expenses related to our operations. We intend to continue to cause Evolent Health LLC to distribute cash to its members, including us, in an amount sufficient to cover all of our tax liabilities and dividends, if any, declared by us, as well as any payments due under the TRA, as described in “Part II-Item 8. Financial Statements and Supplementary Data-Note 12-Tax Receivables Agreement” of our 2016 Form 10-K. In addition, we intend to cause Evolent Health LLC to distribute cash to us in an amount sufficient to cover all of our liabilities under the 2021 Notes. To the extent that we need funds to pay our tax, interest or other liabilities or to fund our operations, and Evolent Health LLC is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.

We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future, and these amounts are expected to be material.

Class B Exchanges, have occurred and will likely occur in the future. Past exchanges have resulted in, and future exchanges are expected to result in, increases in the tax basis of our share of the assets of Evolent Health LLC. These increases in tax basis have increased as a result of past exchanges, and future exchanges may result in increases in the tax basis of the assets of Evolent Health LLC that otherwise would not have been available. In addition, we expect that certain net operating losses will be available to us as a result of the transactions as described in “Contingencies-Tax Receivables Agreement” in Note 9 and “Tax Receivables Agreement” in “Part II-Item 8. Financial Statements and Supplementary Data-Note 12” of our 2016 Form 10-K. These increases in tax basis and net operating losses may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and net operating losses, and a court could sustain such a challenge.

We have entered into our tax receivables agreement related to the tax basis step-up of the assets of Evolent Health LLC and certain net operating losses of the former members of Evolent Health LLC, with the holders of Class B common units and certain of our other investors (the “TRA Holders”). Pursuant to the tax receivables agreement, we will pay the TRA Holders 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of increases in tax basis resulting from exchanges of Class B common units for shares of our Class A common stock (calculated assuming that any post-IPO transfer of Class B common units had not occurred) as well as certain other benefits attributable to payments under the tax receivables agreement itself. The tax receivables agreement also requires us to pay 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of the utilization of the net operating losses of Evolent Health Holdings and an affiliate of TPG attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the tax receivables agreement.

The payments that we make under the tax receivables agreement could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the Offering Reorganization and the estimated tax basis step-ups resulting from each completed exchange, if all of the Class B common units currently outstanding were acquired by us in taxable transactions on August 4, 2017 for a price of $24.10 per Class B common unit (based on the last reported sale price of our Class A common stock on August 4, 2017), we estimate that the total amount that we would be required to pay under the tax receivables agreement would be approximately $197.5 million. This estimated amount includes approximately $26.3 million of potential future payments under the tax receivables agreement related to the future utilization of the pre-IPO net operating losses (“NOLs”) described above and approximately $142.9 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred in connection with our completed secondary offerings. The actual amount we will be required to pay under the tax receivables agreement may be materially greater than these hypothetical amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, the timing of further exchanges, the price of our Class A common stock at the time of further exchanges, the amount of our Class B common units surrendered in further exchanges, the value of our assets at the time of further exchanges and allocation of our tax basis step-up to such assets, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income, and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the tax receivables agreement are not conditioned on our existing investors’ continued ownership of any of our equity after this offering.

We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are disallowed.

If the IRS successfully challenges the tax basis increases resulting from the Exchanges or the existence or amount of the pre-IPO NOLs at any point in the future after payments are made under the TRA, we will not be reimbursed for any payments made under the TRA (although future payments under the TRA, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the IRS). As a result, in certain circumstances, we could be required to make payments under the TRA in excess of our cash tax savings.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the exchanges of Class B common units for our Class A common stock from the utilization of NOLs previously held by Evolent Health Holdings and an affiliate of TPG and from payments made under the TRA.

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by any exchanges of Class B common units (together with an equal number of shares of our Class B common stock) for our Class A common stock and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income was insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion of in “Part II-Item 8. Financial Statements and Supplementary Data-Note 12-Tax Receivables Agreement” in our 2016 Form 10-K for additional information.

In certain circumstances, Evolent Health LLC will be required to make distributions to us and the other members of Evolent Health LLC and the distributions that Evolent Health LLC will be required to make may be substantial.

Evolent Health LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us. We intend to cause Evolent Health LLC to make pro rata cash distributions, or tax distributions, to its members in an amount sufficient to allow each member to pay taxes on such member’s allocable share of the net taxable income of Evolent Health LLC. Funds used by Evolent Health LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of Evolent Health LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result of the potential differences in the amount of net taxable income allocable to us and the Class B common unit holders, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. To the extent we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Evolent Health LLC, the Class B common unit holders would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Class B common units in Evolent Health LLC (including any exchange upon an acquisition of us). See “Part II-Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends” in our 2016 Form 10-K for a discussion of our dividend policy.

In certain cases, payments by us under the TRA may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain changes of control, or if, at any time, we elect an early termination of the TRA or are in material breach of our obligations under the TRA, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits to the holders of Class B common units, the former stockholders of Evolent Health Holdings and the former stockholders of an affiliate of TPG. Such payment would be based on certain valuation assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. The benefits would be payable even though, in certain circumstances, no Class B common units are actually exchanged, thereby resulting in no corresponding tax basis step-up at the time of such accelerated payment under the TRA, and no NOLs are actually used at the time of the accelerated payment under the TRA. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the TRA and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the TRA could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of holders of our Class A common stock.

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

Our relationship with our pre-IPO investors, who owned 16.2% of our Class A common stock, 100% of our Class B common stock and a 3.9% economic interest in Evolent Health LLC, as of August 2, 2017, could create conflicts of interest among our investors, or between our investors and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our investors. In addition, our pre-IPO investors may have different tax positions from ours which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA, and whether and when Evolent Health, Inc. should terminate the TRA and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration these pre-IPO investors’ tax or other considerations even if no similar benefit would accrue to us. Except as set forth in the TRA and the stockholders’ agreement that we entered into with our pre-IPO investors at the time of our IPO, which we refer to as the stockholders’ agreement, there are not any formal dispute resolution procedures in place to resolve conflicts between us and our pre-IPO investors or among our pre-IPO investors. We may not be able to resolve any potential conflicts between us and a pre-IPO investor and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

The agreements between us and certain of our pre-IPO investors were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.

The contractual agreements that we have with certain of our pre-IPO investors were negotiated in the context of an affiliated relationship in which representatives of such pre-IPO investors and their affiliates comprised a significant portion of our board of directors. As a result, the financial provisions, and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of such pre-IPO investors and termination and default provisions, may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances, which could have a material adverse effect on our business, financial condition and results of operations.

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

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock, and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our Class A common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. As a new public company, if one or more of the analysts who cover us downgrades our stock, or if our results of operations do not meet their expectations, our stock price could decline.

The market price of our Class A common stock could decline as a result of issuances by us or sales by our existing stockholders or if a substantial number of shares become available for sale and are sold in a short period of time in the future.

Sales or issuances of substantial amounts of our Class A common stock in the public market or sales by our existing stockholders of substantial amounts of our Class A common stock in the public market could cause the market price of our Class A common stock to decrease significantly. The perception in the public market that these issuances or sales may occur could also depress our market price. As of August 2, 2017, there were 65,822,144 shares of Class A common stock outstanding. In addition, 3.2 million options that are held by our employees are currently exercisable or will be exercisable in 2017. Further, certain of our executive officers, directors and employees hold additional shares of Class A common stock that may be available for resale under Rule 144 (in the case of restricted stock, after the shares have vested).

In connection with acquisitions and other transactions, from time to time we issue shares of our Class A common stock in transactions exempt from registration under the Securities Act. For example, in connection with the acquisition of Valence Health, we issued 7.0 million shares of our Class A common stock in transactions exempt from registration under the Securities Act. See Note 4 for additional information. The market price of shares of our Class A common stock may drop significantly as a result of the issuance of additional shares, the resale of such shares or when the restrictions on resale by our existing stockholders lapse.
A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon exchange of Class B common units or upon conversion of the 2021 Notes.

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the exchange of Class B common units (together with an equal number of shares of our Class B common stock), or the perception that such sales could occur or the conversion of the 2021 Notes. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate.

As of August 2nd, 2017, 65,822,144 shares of our Class A common stock and 2,653,544 Class B common units were outstanding. Each Class B common unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock. Pursuant to our registration rights agreement, we granted registration rights to the holders of the Class B common units with respect to their shares of Class A common stock delivered in exchange for their Class B common units, as well as certain other holders of our Class A common stock. Resales of these securities were registered pursuant to our Registration Statement on Form S-3, File No. 333-212709, initially filed on July 28, 2016 and declared effective on August 12, 2016. In addition, up to a maximum of 6,631,287 shares of our Class A common stock is reserved for issuance upon the conversion of the 2021 Notes. We cannot assure you if or when any future offerings or resales of these shares may occur.

Some provisions of Delaware law, our second amended and restated certificate of incorporation and our second amended and restated by-laws and certain of our contracts may deter third parties from acquiring us.

Among other things, our second amended and restated certificate of incorporation and our second amended and restated by-laws:

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

•
requires the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to amend certain provisions of our second amended and restated certificate of incorporation and any provision of our second amended and restated by-laws; and

•	requires the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to remove directors and only for cause.

In addition, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our second amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our second amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that each of TPG, UPMC and The Advisory Board and their transferees will not be deemed to be “interested stockholders,” and accordingly are not subject to such restrictions.

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

Our second amended and restated certificate of incorporation and stockholders’ agreement contain provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our pre-IPO investors.

Each of TPG, The Advisory Board and UPMC and their respective affiliates may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our second amended and restated certificate of incorporation and stockholders’ agreement provide that such stockholders and their respective affiliates do not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that TPG, The Advisory Board or UPMC or any of their respective affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our second amended and restated certificate of incorporation and stockholders’ agreement also provide that, to the fullest extent permitted by law, none of such stockholders or their respective affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that any such stockholder or any of its affiliates directs such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by TPG, The Advisory Board or UPMC to themselves or their respective affiliates instead of to us.

Our second amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our second amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the DGCL, our second amended and restated certificate of incorporation or our second amended and restated by-laws, (d) any action to interpret, apply, enforce or determine the validity of our second amended and restated certificate of incorporation or second amended and restated by-laws or (e) any other action asserting a claim against us that is governed by the internal affairs doctrine. We refer to each of these proceedings as a covered proceeding. In addition, our second amended and restated certificate of incorporation provides that if any action the subject matter of which is a covered proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors, which we refer to as a foreign action, the claiming party will be deemed to have consented to (1) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (2) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We do not anticipate paying any cash dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future to fund the development and growth of our business. We do not intend to pay any dividends to holders of our Class A common stock. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock. See “Part II-Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends” in our 2016 Form 10-K for a discussion of our dividend policy.

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

Prior to the completion of our IPO, we were a private company and had limited accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. Upon becoming a publicly-traded company, we became required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We were not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the filing of our 2016 Form 10-K. We expect that our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2017.

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

We are currently an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors. The exemptions applicable to us as an “emerging growth company” will cease to apply as of December 31, 2017, and we may incur additional costs as a result.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. During the course of preparing for our IPO, we concluded that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. We also are taking and intend to continue to take advantage of reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company, and exemptions from the requirement of holding advisory “say on pay” votes on executive compensation and advisory votes on golden parachute compensation. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

The exemptions applicable to us as an “emerging growth company” will cease to apply as of December 31, 2017. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of these additional costs or the timing of such costs.

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

By:	/s/ Nicholas McGrane
Name:	Nicholas McGrane
Title:	Chief Financial Officer

By:	/s/ Lydia Stone
Name:	Lydia Stone
Title:	Chief Accounting Officer and Controller

Dated: August 7, 2017

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2017

2.1	*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on
July 14, 2016, and incorporated herein by reference
2.2	*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference
10.1	Ö	Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc.
2015 Omnibus Incentive Compensation Plan
31.1		Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*		The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K
Ö		Constitutes a management contract or other compensatory plan or arrangement

E-1