Form 10-Q
period 2017-09-30
Evolent Health, Inc.
filed 2017-11-09
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017
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

As of November 6, 2017, there were 74,683,776 shares of the registrant’s Class A common stock outstanding and 2,653,544 shares of the registrant’s Class B common stock outstanding.

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

•
risks related to completed and future acquisitions, investments and alliances, including the pending acquisitions of New Mexico Health Connections and Premier Health Plan, Inc., the acquisitions of Valence Health, Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), and Aldera Holdings, Inc. (“Aldera”), which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

•
certain risks and uncertainties associated with the pending acquisitions of New Mexico Health Connections and Premier Health Plan, Inc. and the acquisition of Valence Health, including future revenues may be less than expected, the timing and extent of new lives expected to come onto the platform may not occur as expected and the expected results of Evolent may not be impacted as anticipated;

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

•
provisions in our second amended and restated certificate of incorporation and amended and restated by-laws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	the ability of certain of our investors to compete with us without restrictions;

•
provisions in our second amended and restated certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$287,143	$134,563
Restricted cash and restricted investments	5,070	34,416
Accounts receivable, net (amounts related to affiliates: 2017 - $5,740; 2016 - $8,258)	43,972	40,635
Prepaid expenses and other current assets (amounts related to affiliates: 2017 - $37; 2016 - $4,507)	16,144	11,011
Investments, at amortized cost	—	44,341
Total current assets	352,329	264,966
Restricted cash and restricted investments	11,862	6,000
Investments in and advances to affiliates	712	2,159
Property and equipment, net	46,930	31,179
Prepaid expenses and other non-current assets	9,364	10,043
Intangible assets, net	249,492	258,923
Goodwill	628,341	626,569
Total assets	$1,299,030	$1,199,839

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2017 - $12,120; 2016 - $13,480)	$27,292	$43,892
Accrued liabilities (amounts related to affiliates: 2017 - $796; 2016 - $3,211)	21,094	29,160
Accrued compensation and employee benefits	30,987	38,408
Deferred revenue	26,094	20,481
Total current liabilities	105,467	131,941
Long-term debt, net of discount	121,164	120,283
Other long-term liabilities	9,982	14,655
Deferred tax liabilities, net	6,638	20,846
Total liabilities	243,251	287,725

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 74,657,870 and 52,586,899
shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	747	506
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 2,653,544 and 15,346,981
shares issued and outstanding as of September 30, 2017, and December 31, 2016, respectively	27	153
Additional paid-in-capital	919,962	555,250
Retained earnings (accumulated deficit)	99,111	146,617
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,019,847	702,526
Non-controlling interests	35,932	209,588
Total shareholders' equity (deficit)	1,055,779	912,114
Total liabilities and shareholders' equity (deficit)	$1,299,030	$1,199,839

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Transformation (1)	$8,204	$7,757	$23,799	$26,259
Platform and operations (1)	99,708	52,453	297,422	139,918
Total revenue	107,912	60,210	321,221	166,177

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	68,281	33,905	203,804	95,294
Selling, general and administrative expenses (1)	45,834	38,398	150,474	103,101
Depreciation and amortization expenses	7,717	3,746	21,236	10,728
Goodwill impairment	—	—	—	160,600
Loss on change in fair value of contingent consideration	100	—	300	—
Total operating expenses	121,932	76,049	375,814	369,723
Operating income (loss)	(14,020)	(15,839)	(54,593)	(203,546)
Interest income	411	255	813	805
Interest expense	(880)	—	(2,781)	—
Income (loss) from affiliates	(369)	(448)	(1,446)	(462)
Other income (expense), net	15	1	21	4
Income (loss) before income taxes and non-controlling interests	(14,843)	(16,031)	(57,986)	(203,199)
Provision (benefit) for income taxes	(1,714)	(256)	(2,009)	(1,614)
Net income (loss)	(13,129)	(15,775)	(55,977)	(201,585)
Net income (loss) attributable to non-controlling interests	(541)	(4,567)	(8,471)	(59,250)
Net income (loss) attributable to Evolent Health, Inc.	$(12,588)	$(11,208)	$(47,506)	$(142,335)

Earnings (Loss) Available for Common Shareholders
Basic	$(12,588)	$(11,208)	$(47,506)	$(142,335)
Diluted	(12,588)	(11,208)	(47,506)	(142,335)

Earnings (Loss) per Common Share
Basic	$(0.18)	$(0.26)	$(0.78)	$(3.34)
Diluted	(0.18)	(0.26)	(0.78)	(3.34)

Weighted-Average Common Shares Outstanding
Basic	70,328	43,110	60,867	42,632
Diluted	70,328	43,110	60,867	42,632

(1)	Amounts related to affiliates included above are as follows (see Note 16):

	Revenue
	Transformation	$352	$67	$597	$169
	Platform and operations	9,411	8,636	24,764	24,342
	Expenses
	Cost of revenue (exclusive of depreciation and amortization expenses)	5,299	3,723	17,382	14,209
	Selling, general and administrative expenses	514	531	1,038	1,298

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine
	Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(55,977)	$(201,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed losses from affiliates	1,446	462
Depreciation and amortization expenses	21,236	10,728
Goodwill impairment	—	160,600
Stock-based compensation expense	16,172	13,844
Deferred tax provision (benefit)	(2,668)	(1,614)
Amortization of deferred financing costs	685	—
Other	388	443
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(5,075)	(1,605)
Prepaid expenses and other current assets	(5,125)	(112)
Accounts payable, net of change in restricted cash and restricted investments	10,591	(3,692)
Accrued liabilities	(11,075)	6,165
Accrued compensation and employee benefits	(7,707)	(638)
Deferred revenue	4,835	2,882
Other long-term liabilities	(1,719)	117
Net cash provided by (used in) operating activities	(33,993)	(14,005)

Cash Flows from Investing Activities
Cash paid for asset acquisition or business combination	(3,694)	(14,000)
Maturities and sales of investments	44,210	4,099
Investments in and advances to affiliates	—	(3,000)
Purchases of property and equipment	(21,349)	(11,116)
Change in restricted cash and restricted investments	(2,164)	1,194
Net cash provided by (used in) investing activities	17,003	(22,823)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of stock issuance costs	166,947	—
Proceeds from stock option exercises	3,802	1,244
Taxes withheld and paid for vesting of restricted stock units	(1,179)	(365)
Net cash provided by (used in) financing activities	169,570	879

Net increase (decrease) in cash and cash equivalents	152,580	(35,949)
Cash and cash equivalents as of beginning-of-period	134,563	145,726
Cash and cash equivalents as of end-of-period	$287,143	$109,777

Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$83	$374
Class A common stock issued in connection with business combinations	—	10,534
Increase to goodwill from measurement period adjustments related to business combinations	1,766	—
Decrease in accrued financing costs related to 2021 Notes	196	—
Tax benefit related to Accordion intangible technology	2,042	—

Effects of the 2017 and 2016 Securities Offerings
Decrease in non-controlling interests as a result of Class B Exchanges	168,883	28,220
Decrease in deferred tax liability as a result of securities offerings	12,992	1,606

Supplemental Disclosures
Cash paid during the period for interest	1,222	—
Cash paid during the period for taxes	—	—

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

						Retained
						Earnings
	Class A		Class B		Additional	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2015	41,491	$415	17,525	$175	$342,063	$306,688	$285,238	$934,579

Cumulative-effect adjustment from adoption of new
accounting principle	—	—	—	—	468	(329)	(139)	—
Stock-based compensation expense	—	—	—	—	16,147	—	—	16,147
Acceleration of unvested equity awards for Valence Health
employees	162	2	—	—	3,897	—	—	3,899
Exercise of stock options	221	—	—	—	1,259	—	—	1,259
Restricted stock units vested, net of shares withheld for taxes	84	—	—	—	2,193	—	—	2,193
Exchange of Class B common stock	2,178	22	(2,178)	(22)	28,220	—	(28,220)	—
Tax impact of Class B common stock exchange	—	—	—	—	1,606	—	—	1,606
Issuance of Class A common stock for business combinations	8,451	67	—	—	177,715	—	—	177,782
Tax impact of Class A common stock issued for
business combinations	—	—	—	—	1,427	—	—	1,427
Reclassification of non-controlling interests	—	—	—	—	(19,745)	—	19,745	—
Net income (loss)	—	—	—	—	—	(159,742)	(67,036)	(226,778)

Balance as of December 31, 2016	52,587	506	15,347	153	555,250	146,617	209,588	912,114

Stock-based compensation expense	—	—	—	—	16,172	—	—	16,172
Exercise of stock options	734	28	—	—	3,774	—	—	3,802
Restricted stock units vested, net of shares withheld for taxes	138	2	—	—	(1,181)	—	—	(1,179)
Shares released from Valence Health escrow	(310)	(3)	—	—	911	—	—	908
Exchange of Class B common stock	12,693	126	(12,693)	(126)	168,883	—	(168,883)	—
Tax impact of 2017 Securities Offerings	—	—	—	—	12,992	—	—	12,992
Issuance of Class A common stock during August 2017 Primary	8,816	88	—	—	166,859	—	—	166,947
Reclassification of non-controlling interests	—	—	—	—	(3,698)	—	3,698	—
Net income (loss)	—	—	—	—	—	(47,506)	(8,471)	(55,977)

Balance as of September 30, 2017	74,658	$747	2,654	$27	$919,962	$99,111	$35,932	$1,055,779

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

Prior to our initial public offering (“IPO”) in June 2015 and the offering reorganization we undertook in connection therewith, Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”). However, Evolent Health Holdings was able to exert significant influence on Evolent Health LLC and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the offering reorganization which occurred on June 4, 2015, (the “Offering Reorganization”), the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. As of September 30, 2017, the Company owned 96.6% of the economic interests and 100% of the voting rights in Evolent Health LLC, and is the sole managing member of Evolent Health LLC.

Since its inception, the Company has incurred losses from operations. As of September 30, 2017, the Company had cash and cash equivalents of $287.1 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets, liabilities, consideration related to business combinations and asset acquisitions, revenue recognition including discounts and credits, estimated selling prices for deliverables in multiple element arrangements, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and the useful lives of intangible assets.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	September 30,	December 31,
	2017	2016
Collateral for letters of credit
for facility leases (1)	$3,813	$4,852
Collateral with financial institutions (2)	8,150	4,950
Pharmacy benefit management
and claims processing services (3)	4,840	30,555
Other	129	59
Total restricted cash
and restricted investments	16,932	40,416

Non-current restricted investments (2)	8,150	4,950
Non-current restricted cash (1)	3,712	1,050
Total non-current restricted cash
and restricted investments	11,862	6,000
Current restricted cash
and restricted investments	$5,070	$34,416

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral for letters of credit held with financial institutions for risk-sharing arrangements. The collateral amount is invested in restricted certificates of deposit with original maturities in excess of 12 months. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates amortized cost as of September 30, 2017. See Note 9 for further discussion of our risk-sharing arrangements.
(3) Represents cash held on behalf of partners to process PBM and other claims.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Based on the current competitive environment and constantly changing landscape for similar technology, effective September 1, 2017, the Company changed its estimate of the useful life of internal-use software from 7 years to 5 years. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new internal-use software. This change in estimate will also be applied prospectively to the remaining carrying amounts of existing internal-use software. For these existing assets the useful lives were adjusted at the individual asset level and will be amortized over a period of time such that the carrying value is fully amortized 5 years from the date the individual assets were initially placed in service. Refer to Note 6 for additional discussion regarding the change in estimate related to our property and equipment.

The following summarizes the updated estimated useful lives by asset classification:

Computer hardware	3 years
Furniture and equipment	3 years
Internal-use software development costs	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

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

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Based on the current competitive environment and constantly changing landscape for similar technology, effective September 1, 2017, the Company changed its estimate of the useful life of intangible technology from a range of 5-7 years to 5 years. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new intangible technology, provided the facts and circumstances of the intangible technology do not suggest otherwise. This change in estimate will also be applied prospectively to the remaining carrying amounts of existing technology assets. For these existing assets the useful lives were adjusted at the individual asset level and will be amortized over a period of time such that the carrying value is fully amortized 5 years from the date the individual assets were initially capitalized. Refer to Note 7 for additional discussion regarding the change in estimate related to our intangible assets.

The following summarizes the updated estimated useful lives by asset classification:

Corporate trade name	20 years
Customer relationships	15-25 years
Technology	5 years

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

Change in Accounting Principle

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted ASU 2016-09 with an effective date of January 1, 2016, and elected to recognize share-based award forfeitures as they occur. The adoption of ASU 2016-09 resulted in a cumulative effect reduction to beginning retaining earnings of $0.5 million as of January 1, 2016, and an increase in net income (loss) of approximately $0.1 million for the three months ended March 31, 2016. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in our 2016 Form 10-K for further information about the impact of the adoption.

Immaterial Correction of an Error in Previously Issued Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to the classification of restricted cash and restricted investments on our Consolidated Statement of Cash Flows.

Accordingly, the Company corrected this error by revising the classification of certain changes in restricted cash and restricted investments within the Consolidated Statement of Cash Flows.

The following table summarizes the impact of the correction of the error to the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (in thousands):

	As Reported	Correction	As Revised
Cash Flows from Operating Activities
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	$(5,247)	$(2,655)	$(7,902)
Accounts payable, net of change in restricted
cash and restricted investments	(2,514)	9,555	7,041
Net cash provided by (used in) operating activities	(44,712)	6,900	(37,812)

Cash Flows from Investing Activities
Change in restricted cash and restricted investments	3,200	(6,900)	(3,700)
Net cash provided by (used in) investing activities	7,739	(6,900)	839

The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined the correction of this error to be immaterial to all prior consolidated financial statements taken as a whole. The Company will revise our Consolidated Statements of Cash Flows for the six months ended June 30, 2017, in future filings to reflect the correction of the error.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation - Scope of Modification Accounting. The purpose of the ASU is to limit the circumstances in which an entity applies modification accounting to share-based awards by setting criteria whereby an entity would be precluded from applying modification accounting guidance in Topic 718. The ASU also removes guidance in Topic 718 stating that modification accounting is not required when an entity adds an anti-dilution provision if that modification is not made in contemplation of an equity restructuring. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods. The amendments should be applied prospectively to an award modified on or after the adoption date. We adopted this standard, effective June 1, 2017. The adoption of this ASU may have an impact if we have a modification to our share-based awards at a future date. There was no impact of the adoption for the three and nine months ended September 30, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment. The purpose of the ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We believe this newly adopted principle is preferable as it reduces the complexity of performing a goodwill impairment test. As a result, we adopted this standard effective January 1, 2017. Our updated accounting policy for goodwill impairment is described in Note 2. While the adoption of this ASU may have a material impact in determining the results of future goodwill impairment tests and thus impact our consolidated financial statements in the future, there was no impact of the adoption during the three and nine months ended September 30, 2017.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting. The purpose of this ASU is to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the three and nine months ended September 30, 2017.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments. The purpose of this ASU is to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely rated to their debt hosts. An entity performing the assessment under the amendments in the ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the three and nine months ended September 30, 2017.

Future Adoption of New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the ASU is to reduce diversity in practice regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in the ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We intend to adopt the requirements of this standard during the fourth quarter of 2017, and are currently evaluating the impact of the adoption on our Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU provides updated guidance on eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We intend to adopt the requirements of this standard during the fourth quarter of 2017, and are currently evaluating the impact of the adoption on our Consolidated Statements of Cash Flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligations. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016: ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two methods of adoption: i) the full retrospective method applying the standard to each prior reporting period presented, or ii) the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We intend to adopt this standard effective January 1, 2018, using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. In our efforts to adopt this ASU, we have formulated an implementation team that is currently engaged in the assessment and implementation process. We are continuing to review our contracts with customers to identify potential differences that could result from applying the new guidance. As we complete our overall assessment, we anticipate modifying certain accounting policies and practices, principally as it relates to the capitalization of certain customer setup costs which have historically been expensed as incurred. We also expect to implement specific controls over the evaluation of the impact, including our calculation of the cumulative effect of adopting ASU 2014-09. We will continue to identify any needed changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. We are still in the process of quantifying the overall impact of the adoption of the new standard to our consolidated financial statements and will continue our evaluation through the date of adoption.

We have evaluated all other issued and unadopted ASUs and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.
4. Transactions

New Mexico Health Connections

On September 25, 2017, the Company entered into an agreement with New Mexico Health Connections (“NMHC”) to acquire assets related to NMHC’s commercial business for approximately $10.3 million. The assets include a health plan management services organization with a tenured leadership team and employee base with extensive experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The assets will be contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent Health.  The legacy NMHC will continue to operate as an independent non-profit health care organization operating throughout the state of New Mexico, offering individual health insurance products. Once completed, this transaction will allow the Company to create a new subsidiary that will leverage our platform to support a value-based, provider-centric model of care throughout the state of New Mexico. Consideration for the transaction will include an initial cash payment of $10.0 million, with a further $0.3 million to be held in escrow. Consummation of the transaction is subject to customary closing conditions, including approval by the New Mexico Office of Superintendent of Insurance. The Company expects to complete the transaction on December 31, 2017, and to commence operations of the health plans beginning January 1, 2018, but we cannot assure that the transaction will be completed on this timetable, or at all.

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

The Company incurred approximately $0.2 million in transaction costs related to the Aldera acquisition, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2016. The Company incurred approximately $1.8 million in transaction, severance and transition costs related to the Aldera acquisition during the nine months ended September 30, 2017, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations. The Company accounted for the transaction as a business combination using purchase accounting.

During the nine months ended September 30, 2017, the Company recorded net measurement period adjustments of approximately $0.4 million. The purchase price allocation, as previously determined, the measurement period adjustments and the purchase price allocation, as revised, are as follows (in thousands):

		Measurement
	As Previously	Period
	Determined	Adjustments	As Revised
Purchase consideration:
Fair value of Class A common stock issued	$9,864	$—	$9,864
Cash for settlement of software license	7,000	—	7,000
Cash	17,481	—	17,481
Total consideration	$34,345		$34,345

Tangible assets acquired:
Receivables	$624	$(194)	$430
Prepaid expenses and other current assets	272	—	272
Property and equipment	1,065	—	1,065
Other non-current assets	9	—	9

Identifiable intangible assets acquired:
Customer relationships	7,000	—	7,000
Technology	2,500	—	2,500

Liabilities assumed:
Accounts payable	429	—	429
Accrued liabilities	1,204	205	1,409
Accrued compensation and employee benefits	605	—	605
Deferred revenue	44	—	44

Goodwill	25,157	399	25,556
Net assets acquired	$34,345		$34,345

The fair value of the receivables acquired, as revised, shown in the table above, approximates the gross contractual amounts deemed receivable by management. Identifiable intangible assets associated with technology and customer relationships will be amortized on a straight-line basis over their estimated useful lives of 5 and 15 years, respectively. The technology is related to source code for licensed software used to support the third party administration platform offered to Aldera’s clients. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The transaction was a taxable business combination for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information, inclusive of the measurement period adjustments. During the nine months ended September 30, 2017, the Company recorded certain measurement period adjustments that primarily impacted receivables, accrued liabilities and goodwill. These adjustments resulted in a net $0.4 million increase to goodwill, as reflected in the purchase price allocation table above. The purchase price allocation for Aldera was finalized as of September 30, 2017, and we do not expect any additional measurement period adjustments.

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

The merger consideration, net of certain closing and post-closing adjustments was $217.9 million based on the closing price of the Company’s Class A common stock on the NYSE on October 3, 2016, and consisted of 6.8 million shares of the Company’s Class A common stock and $54.8 million in cash. The shares issued to Valence Health stockholders represented approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock immediately following the transaction. As a result of the Class A common stock issued for the Valence Health transaction, the Company’s ownership in Evolent Health LLC increased from 74.6% to 77.2%, immediately after the acquisition, as the Company was issued Class A membership units in Evolent Health LLC in exchange for the contribution of Valence Health to Evolent Health LLC post acquisition. The transaction also included an earn-out of up to $12.4 million, fair valued at $2.6 million as of October 3, 2016, payable by January 30, 2017, in the Company’s Class A common stock, tied to new business activity contracted on or before December 31, 2016. The fair value was determined by assigning probabilities to potential business activity in the pipeline as of the acquisition date. As of December 31, 2016, Valence Health had not contracted sufficient business to be eligible for payment of the earn-out consideration. As a result, the Company recorded a gain of $2.6 million in accordance with the release of the contingent liability for the year ended December 31, 2016, which is recorded within “(Gain) loss on change in value of contingent consideration” on our Consolidated Statements of Operations. The Company incurred approximately $2.7 million of transaction costs related to the Valence Health acquisition for the year ended December 31, 2016. Approximately $2.6 million of the transaction costs are recorded within “Selling, general and administrative expenses” and less than $0.1 million are recorded within “Cost of revenue” on our Consolidated Statements of Operations. The Company incurred approximately $5.9 million of transaction, severance and transition costs related to the Valence Health acquisition for the nine months ended September 30, 2017. Approximately $1.5 million of these costs are recorded within “Selling, general and administrative expenses” and approximately $4.4 million are recorded within “Cost of revenue” on our Consolidated Statements of Operations. The Company accounted for the transaction as a business combination using purchase accounting.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 3, 2016. During the nine months ended September 30, 2017, the Company recorded net measurement period adjustments of approximately $1.4 million. The purchase price allocation, as previously determined, the measurement period adjustments and the purchase price allocation, as revised, are as follows (in thousands):

		Measurement
	As Previously	Period
	Determined	Adjustments	As Revised
Purchase consideration:
Fair value of Class A common stock issued	$159,614	$911	$160,525
Fair value of contingent consideration	2,620	—	2,620
Cash	54,799	—	54,799
Total consideration	$217,033		$217,944

Tangible assets acquired:
Restricted cash	$1,829	$—	$1,829
Accounts Receivable	8,587	(251)	8,336
Prepaid expenses and other current assets	3,465	—	3,465
Property and equipment	6,241	—	6,241
Other non-current assets	313	—	313

Favorable leases assumed (net of unfavorable leases)	4,323	(126)	4,197

Identifiable intangible assets acquired:
Customer relationships	69,000	—	69,000
Technology	18,000	—	18,000

Liabilities assumed:
Accounts payable	5,703	—	5,703
Accrued liabilities	3,865	—	3,865
Accrued compensation and employee benefits	9,200	—	9,200
Deferred revenue	2,022	640	2,662
Other long-term liabilities	2,328	—	2,328
Net deferred tax liabilities	13,316	(550)	12,766

Goodwill	141,709	1,378	143,087
Net assets acquired	$217,033		$217,944

The fair value of the receivables acquired, as revised, shown in the table above, approximates the gross contractual amounts due under contracts of $9.1 million, of which $0.8 million is expected to be uncollectible. Identifiable intangible assets associated with customer relationships and technology will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 and 5 years, respectively. The customer relationships are primarily attributable to long-term existing contracts with current customers. The technology is an existing platform Valence Health uses to provide services to customers. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The merger was structured as a tax-free reorganization and, therefore, the Company received carryover basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired, as well as the Valence Health net operating loss tax carryforward received in the merger, in the amount of $13.3 million, resulting in additional goodwill. The purchased and additional goodwill created due to the increase in the deferred tax liability were not deductible for tax purposes. The Company contributed the acquired assets and liabilities of Valence Health to Evolent Health LLC, resulting in a taxable gain of $52.7 million for the Company, not recognized for financial reporting purposes.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information, inclusive of measurement period adjustments. The Company recorded various measurement period adjustments that resulted in a $1.4 million net increase to goodwill during the nine months ended September 30, 2017, including an adjustment to increase deferred revenue and goodwill by approximately $0.6 million during the nine months ended September 30, 2017. Approximately $0.2 million of this adjustment was recorded as revenue during the three months ended March 31, 2017, with the remainder recorded as revenue during the second quarter of 2017. In addition, during the second quarter of 2017, the Company reached an agreement to finalize the net working capital (“NWC”) settlement related to the Valence Health transaction. Per the executed settlement agreement, the Company received 0.2 million shares of its Class A Common Stock previously held in escrow. The fair value of the NWC settlement was approximately $0.9 million less than the Company’s previously recorded estimate and, accordingly, the Company recorded a measurement period adjustment to increase purchase price and goodwill by approximately $0.9 million. The Company also recorded adjustments to accounts receivable and intangible assets, which resulted in a $0.4 million increase to goodwill. During the third quarter of 2017, the Company filed the 2016 pre-acquisition tax return for Valence Health, resulting in an adjustment to decrease deferred tax liabilities and goodwill by approximately $0.6 million due to updates in certain estimates that were made as of the transaction date. Any remaining necessary adjustments are expected to be finalized within one year from the date of acquisition.

Our results for the year ended December 31, 2016, included approximately $3.9 million in stock compensation expense related to the acceleration of unvested Valence Health equity awards that vested upon the close of the Valence Health acquisition. The expense was related to Valence Health employees that remained with the Company following the close of the acquisition.

As previously discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” of our 2016 Form 10-K, immediately following the Valence Health acquisition, the Company decided to abandon and sublet its rented space at 540 W. Madison Street, Suite 1400, Chicago, Illinois (the “14th Floor Space”). Therefore, our results from operations for the year ended December 31, 2016, included a lease abandonment expense of approximately $6.5 million in conjunction with a rental space acquired as part of the Valence Health acquisition, based on remaining lease payments and expected future sublease income. During the second quarter of 2017, the Company reached an agreement to terminate the lease for the 14th Floor Space, effective September 2017. The Company continued making rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee. Remaining cash outflows related to the 14th Floor Space were estimated to be approximately $4.8 million as of June 30, 2017, while the remaining balance of the initial $6.5 million lease abandonment liability recorded after the Valence Health acquisition was approximately $5.3 million as of June 30, 2017, prior to adjustments pertaining to the lease cancellation fees. As such, the Company recorded a one-time adjustment of $0.5 million to reduce the lease abandonment liability, from $5.3 million to $4.8 million, as of June 30, 2017. The adjustment was recorded as a reduction to our rent expense within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the nine months ended September 30, 2017. The Company made regular rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee of $4.4 million. There is no remaining lease abandonment liability related to the 14th Floor Space as of September 30, 2017.

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

Passport

On February 1, 2016, the Company entered into a strategic alliance with University Health Care, Inc. d/b/a Passport Health Plan (“Passport”), a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to approximately 0.3 million Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. The Company incurred approximately $0.3 million in transaction costs related to the Passport acquisition for the year ended December 31, 2016.

The transaction costs were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations. The Company has accounted for the transactions with Passport as a business combination using purchase accounting.

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was initially valued at $7.8 million. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The contingent consideration of $8.6 million and $8.3 million is a mark-to-market liability recorded within “Other long-term liabilities” on our Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016. We recorded a re-measurement loss of approximately $0.3 million during the nine months ended September 30, 2017, and $0.5 million during the fourth quarter of 2016, based on changes in the underlying assumptions of the fair value calculation. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 15.

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

•	record amortization expenses related to intangible assets beginning January 1, 2015, for intangible assets related to Valence Health and Aldera;

•	record revenue and expenses related to the Valence Health MSA and TSA agreements for the nine months ended September 30, 2016; and

•	record rent expense related to Passport prepaid lease beginning January 1, 2015.

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

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2016
Revenue	$91,936	$262,233
Net income (loss)	(16,247)	(205,483)
Net income (loss) attributable
to non-controlling interests	(4,067)	(52,604)
Net income (loss) attributable
to Evolent Health, Inc.	(12,180)	(152,879)

Net income (loss) available to
common shareholders:
Basic	(0.24)	(3.04)
Diluted	(0.24)	(3.04)

Securities Offerings

August 2017 Primary Offering

In August 2017, the Company completed a primary offering of 8.8 million shares of its Class A common stock at a price to the public of $19.85 per share and a corresponding price to the underwriters of $19.01 per share (the “August 2017 Primary”). This offering resulted in net cash proceeds to the Company of approximately $166.9 million (gross proceeds of $175 million, net of $8.1 million in underwriting discounts and stock issuance costs). For each share of Class A common stock issued by Evolent Health, Inc., the Company received a corresponding Class A common unit from Evolent Health LLC in exchange for contributing the issuance proceeds to Evolent Health LLC. As a result of the Class A common stock and Class A common units issued during the August 2017 Primary, the Company’s economic interest in Evolent Health LLC increased from 96.1% to 96.6% immediately following the August 2017 Primary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

Secondary Offerings

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

We accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identified asset, thus satisfying the requirements of the screen test introduced in ASU 2017-01. The assets acquired in the transaction were measured based on the amount of cash paid to Accordion, including transaction costs, as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated the identifiable assets acquired as a $3.3 million technology intangible asset, inclusive of approximately $0.1 million of capitalized transaction costs. We also assessed and determined the useful life of the acquired intangible assets to be five years, subject to amortization. The Company will account for the contingent earn-out as a post-acquisition expense as the specified software development targets are achieved. The transaction was a taxable stock acquisition and the Company recognized deferred tax liability of $2.0 million related to the book-tax basis difference in the acquired asset, which resulted in a $2.0 million increase in the value of the intangible asset. The additional deferred tax liability represents a future source of taxable income that enables the Company to release some of its previously established valuation allowance, the reduction of which is accounted for outside of acquisition accounting, resulting in income tax benefit.

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

We accounted for the transaction as an asset acquisition where the assets acquired were measured based on the amount of cash paid to Vestica as well as transaction costs incurred as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated identifiable assets acquired and we assessed and determined the useful lives of the acquired intangible assets subject to amortization. As a result, we recorded a $7.5 million customer relationship intangible asset with a useful life of thirteen years, which assumes renewal of acquired customer contracts. The transaction was a taxable asset purchase.

5. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. All of our held-to-maturity investments had matured as of September 30, 2017. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of December 31, 2016 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value
U.S. Treasury bills	$28,119	$116	$27	$28,208
Corporate bonds	16,222	81	8	16,295
Total investments	$44,341	$197	$35	$44,503

The following table summarizes the amortized cost and fair value of our investments by contractual maturities as of December 31, 2016 (in thousands):

	As of December 31, 2016
	Amortized	Fair
	Costs	Value
Due in one year or less	$44,341	$44,503

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

When a held-to-maturity investment is in an unrealized loss position, we assess whether or not we expect to recover the entire cost basis of security, based on our best estimate of the present value of cash flows expected to be collected from the debt security. Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness and forecasted performance of the investee. In cases where the estimated present value of future cash flows is less than our cost basis, we recognize an other than temporary impairment and write the investment down to its fair value. The new cost basis would not be changed for subsequent recoveries in fair value. No investments were written down during the three and nine months ended September 30, 2017.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	September 30,	December 31,
	2017	2016
Computer hardware	$5,436	$4,474
Furniture and equipment	2,448	2,448
Internal-use software development costs	41,879	21,385
Leasehold improvements	8,446	8,108
Total property and equipment	58,209	36,415
Accumulated depreciation and amortization	(11,279)	(5,236)
Total property and equipment, net	$46,930	$31,179

The Company capitalized $8.4 million and $20.4 million of internal-use software development costs for the three and nine months ended September 30, 2017, respectively, and $3.6 million and $10.7 million for the three and nine months ended September 30, 2016, respectively. The net book value of capitalized internal-use software development costs was $37.6 million and $19.9 million as of September 30, 2017, and December 31, 2016, respectively.

Depreciation expense related to property and equipment was $2.3 million and $6.0 million for the three and nine months ended September 30, 2017, respectively, of which amortization expense related to capitalized internal-use software development costs was $1.2 million and $2.8 million, respectively. Depreciation expense related to property and equipment was $0.9 million and $2.4 million for the three and nine months ended September 30, 2016, respectively, of which amortization expense related to capitalized internal-use software development costs was $0.4 million and $0.9 million, respectively.

As discussed in Note 2, the Company changed its estimate of the useful life of internal-use software from 7 years to 5 years, effective September 1, 2017. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new internal-use software. Remaining carrying amounts of existing internal-use software will be amortized prospectively over a maximum of 5 years, or the remaining useful lives if less than 5 years. The change in estimated useful life increased net loss by approximately $0.2 million for the three and nine months ended September 30, 2017.

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

We did not identify any qualitative factors that would trigger a Step 1 test during the nine months ended September 30, 2017. During the fourth quarter of 2017, we will perform our annual impairment test.  If we determine that qualitative factors indicate it is necessary to perform a Step 1 goodwill impairment test, we will perform a test to evaluate the carrying value of our goodwill.  One of the qualitative factors we will evaluate is whether there is a sustained decrease in our share price.  Subsequent to September 30, 2017, our Class A common stock has traded at levels that, if sustained, could represent a sustained decrease in share price and, as a result, could trigger a Step 1 test.  If we perform a Step 1 test, we may be required to write down a material portion of our $628.3 million of goodwill as of September 30, 2017, on our Consolidated Balance Sheet and record a charge in impairment of goodwill on our Consolidated Statements of Operations for the relevant periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2017	2016
Balance as of beginning-of-period	$626,569	$608,903
Goodwill Acquired (1)	—	178,266
Measurement period adjustments (2)	1,772	—
Goodwill Impairment	—	(160,600)
Balance as of end-of-period	$628,341	$626,569

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

Details of our intangible assets (in thousands) are presented below:

	As of September 30, 2017
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	17.7	$19,000	$2,217	$16,783
Customer relationships	20.7	203,500	15,988	187,512
Technology	3.3	56,157	14,664	41,493
Below market lease, net	8.5	4,197	493	3,704
Total		$282,854	$33,362	$249,492

	As of December 31, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.4	$19,000	$1,505	$17,495
Customer relationships	21.5	203,500	9,018	194,482
Technology	5.2	50,500	7,753	42,747
Below market lease, net	9.4	4,323	124	4,199
Total		$277,323	$18,400	$258,923

Amortization expense related to intangible assets was $5.3 million and $15.0 million for the three and nine months ended September 30, 2017, respectively, and $2.7 million and $7.9 million for the three and nine months ended September 30, 2016, respectively.

As discussed in Note 2, the Company changed its estimate of the useful life of intangible technology from a range of 5-7 years to 5 years, effective September 1, 2017. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new similar intangible technology, as applicable. Remaining carrying amounts of existing intangible technology will be amortized prospectively over a maximum of 5 years, or the remaining useful lives if less than 5 years. The change in estimated useful life increased net loss by approximately $0.3 million for the three and nine months ended September 30, 2017.

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

8. Long-term Debt

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2021 Notes were issued at par for net proceeds of $120.4 million. We incurred $4.6 million of debt issuance costs in connection with the 2021 Notes during the fourth quarter of 2016, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest method. The closing of the private placement of the 2021 Notes occurred on December 5, 2016.

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three and nine months ended September 30, 2017, the Company recorded approximately $0.6 million and $1.9 million, respectively, in interest expense and $0.2 million and $0.7 million, respectively, in non-cash interest expense related to the amortization of deferred financing costs.

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

Convertible Senior Notes Carrying Value

While the 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying value of $121.2 million as of September 30, 2017, the 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair value was $142.4 million, based on a traded price on September 29, 2017, a Level 2 input. As of December 31, 2016, the estimated fair value of the 2021 Notes was $125.0 million, which approximated cost as there were no significant movements in interest rates between the issuance date and December 31, 2016. The 2021 Notes also have embedded conversion options and contingent interest provisions.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	September 30,	December 31,
	2017	2016
Carrying value	$121,164	$120,283
Unamortized discount	3,836	4,717
Principal amount	$125,000	$125,000
Remaining amortization period (years)	4.2	4.9

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. In connection with the Valence Health acquisition, the Company acquired certain in-process litigation; however, the Company is indemnified by the Valence Health sellers for certain matters and therefore has no potential material exposure. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of September 30, 2017, or December 31, 2016, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Lease Commitments

The Company has entered into lease agreements for its office locations in Arlington, Virginia, Chicago, Illinois, Lisle, Illinois and San Francisco, California. In addition, certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. Total rental expense, net of sublease income, on operating leases was $3.0 million and $8.0 million for the three and nine months ended September 30, 2017, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2016, respectively.

In connection with various lease agreements, the Company is required to maintain $3.8 million in letters of credit and, as such, held $3.8 million in restricted cash and restricted investments as collateral for the letters of credit as of September 30, 2017.

As previously discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” of our 2016 Form 10-K, immediately following the Valence Health acquisition, the Company decided to abandon and sublet its rented space at 540 W. Madison Street, Suite 1400, Chicago, Illinois. Therefore, our results from operations for the year ended December 31, 2016, included a lease abandonment expense of approximately $6.5 million in conjunction with a rental space acquired as part of the Valence Health acquisition, based on remaining lease payments and expected future sublease income. During the second quarter of 2017, the Company reached an agreement to terminate the lease for the 14th Floor Space, effective September 2017. Remaining cash outflows related to the 14th Floor Space were estimated to be approximately $4.8 million as of June 30, 2017, while the remaining balance of the initial $6.5 million lease abandonment liability recorded after the Valence Health acquisition was approximately $5.3 million as of June 30, 2017, excluding adjustments pertaining to the lease cancellation fees. As such, the Company recorded a one-time adjustment of $0.5 million to reduce the lease abandonment liability, from $5.3 million to $4.8 million, as of June 30, 2017. The adjustment was recorded as a reduction to our rent expense within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the nine months ended September 30, 2017. The Company made regular rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee of $4.4 million. There is no remaining lease abandonment liability related to the 14th Floor Space as of September 30, 2017.

The following table presents a roll forward of the lease abandonment liability (in thousands):

	For the Nine
	Months	For the Year
	Ended	Ended
	September 30,	December 31,
	2017	2016
Accrual as of beginning-of-period	$6,100	$—
Abandonment expense	—	6,460
Impact of lease termination	(496)	—
Abandonment amortization	(1,239)	(360)
Lease cancellation fee	(4,365)	—
Accrual as of end-of-period	$—	$6,100

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

Pursuant to certain terms of the registration rights agreement, the Investor Stockholders sold 19.7 million shares of the Company’s Class A common stock during the 2017 Secondary Offerings and 8.6 million shares of the Company’s Class A common stock during the September 2016 Secondary Offering, as discussed in Note 4. Pursuant to the terms of the registration rights agreement, we incurred $0.3 million and $1.5 million in expenses related to the 2017 Secondary Offerings for the three and nine months ended September 30, 2017, and $2.1 million in expenses related to the September 2016 Secondary Offering for the three and nine months ended September 30, 2016. The expenses were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2017, approximately 74.2% of our $295.9 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks and approximately 25.8% were held in money market funds. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	September 30,	December 31,
	2017	2016
Customer B	14.2%	*
Customer E	13.9%	14.3%

* Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	19.0%	24.9%	18.5%	18.7%
Customer B	*	*	10.0%	*
Customer C	*	15.3%	*	16.5%
Customer D	*	14.3%	*	14.7%

* Represents less than 10.0% of the respective balance

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(13,129)	$(15,775)	$(55,977)	$(201,585)
Less:
Net income (loss) attributable to non-controlling interests	(541)	(4,567)	(8,471)	(59,250)
Net income (loss) available for common shareholders (1) (2)	$(12,588)	$(11,208)	$(47,506)	$(142,335)

Weighted-average common shares outstanding (2) (3)	70,328	43,110	60,867	42,632

Earnings (Loss) per Common Share
Basic	$(0.18)	$(0.26)	$(0.78)	$(3.34)
Diluted	(0.18)	(0.26)	(0.78)	(3.34)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Exchangeable Class B common stock	2,654	17,145	8,846	17,397
Restricted stock units ("RSUs")	577	416	557	196
Stock options and performance-based stock options	2,976	3,193	3,031	1,672
Convertible senior notes	5,201	—	5,201	—
Total	11,408	20,754	17,635	19,265

11. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements were as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Award Type
Stock options	$4,291	$3,961	$12,452	$11,700
Performance-based stock options	113	113	335	261
RSUs	1,304	725	3,385	1,883
Total	$5,708	$4,799	$16,172	$13,844

Line Item
Cost of revenue	$401	$369	$1,143	$1,219
Selling, general and
administrative expenses	5,307	4,430	15,029	12,625
Total	$5,708	$4,799	$16,172	$13,844

No stock-based compensation in the totals above was capitalized as software development costs for the three and nine months ended September 30, 2017 and 2016, respectively.

Stock-based awards granted were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	84,249	—	961,313	900,000
Performance-based stock options	—	—	—	267,770
RSUs	37,361	32,238	461,494	445,569

As discussed in Note 2, the Company adopted ASU 2016-09 with an effective date of January 1, 2016, and elected to recognize share-based award forfeitures as they occur. The adoption of ASU 2016-09 had an immaterial impact to our financial condition and results of operations as of and for the three and nine months ended September 30, 2016.

In addition, the adoption of ASU 2016-09 changed how the Company recognizes excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. Prior to the adoption of ASU 2016-09, these windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets when the amount of cash taxes paid was impacted by the windfalls and shortfalls. Under the revised standard, these windfalls and shortfalls are recognized prospectively as discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations without regard to the impact on cash taxes paid. For the three and nine months ended September 30, 2017 and 2016, the Company recognized an immaterial discrete tax benefit related to net windfall tax benefits from share-based compensation, which increased the net operating loss (“NOL”) deferred tax asset and our valuation allowance.

12. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $1.7 million and $2.0 million in income tax benefit for the three and nine months ended September 30, 2017, which resulted in effective tax rates of 11.6% and 3.5%, respectively. The Company recorded $0.3 million and $1.6 million in income tax benefit for the three and nine months ended September 30, 2016, which resulted in effective tax rates of 1.6% and 0.8%, respectively. Approximately $2.1 million of the income tax benefit recorded during the three months ended September 30, 2017, relates primarily to the change in estimate of indefinite lived components as part of the outside basis difference in our partnership interest in Evolent Health LLC related to the equity transactions as further disclosed in Note 4. These components, as well as components reversing outside of the net operating loss carryover period, are not considered a source of future taxable income for realizing the deferred tax assets, and with the exception of those, the Company continues to record a valuation allowance against the net deferred tax assets. The company recorded a change in estimate of $0.7 million in federal alternative minimum and state income tax liability and corresponding income tax expense in connection to its 2016 tax return filings during the third quarter of 2017.

As a result of the increase in our ownership of Evolent Health LLC following the August 2017 Primary and 2017 Secondary Offerings discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $13.1 million for the nine months ended September 30, 2017. The effect of this change in the deferred tax liability was recorded as $12.8 million of additional paid-in capital and $0.3 million of income tax benefit.

As a result of the increase in our ownership of Evolent Health LLC following the September 2016 Secondary discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $1.6 million for the three and nine months ended September 30, 2016. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

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

13. Investments In and Advances to Affiliates

Georgia Physicians for Accountable Care LLC

During the second quarter of 2016, the Company acquired 21,429 Class B Units of Georgia Physicians for Accountable Care, LLC (“GPAC”) for $3.0 million in cash. The investment represented a 27% economic interest and a 28% voting interest in GPAC at the date of the transaction. As of September 30, 2017, the Company owned a 26% economic interest and a 28% voting interest in GPAC. The Company has determined it has significant influence but that it does not have control over GPAC. Accordingly, the investment is accounted for under the equity method of accounting and the Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. Evolent Health, Inc.’s proportional share of the losses of GPAC was approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, and $0.4 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

Concurrently, the Company also signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings. Revenue related to the long-term services agreement was less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, and approximately $0.1 million for the three and nine months ended September 30, 2016.

14. Non-controlling Interests

In connection with the closing of the IPO, we used the net proceeds of the IPO to purchase 13.2 million newly-issued Class A common units in Evolent Health LLC. Additionally, we acquired 2.1 million Class A common units in Evolent Health LLC, at $17.00 per unit, as a result of the merger of the TPG affiliate with and into Evolent Health, Inc. as described in our 2016 Form 10-K. Immediately following the Offering Reorganization and IPO, the Company owned 70.3% of Evolent Health LLC.

During the year ended December 31, 2016, the Company issued shares of its Class A common stock to acquire Passport, Valence Health and Aldera. For each share of Class A common stock issued by the Company, we received a reciprocal number of Class A common units from Evolent Health LLC in exchange for contributing the acquired entities to Evolent Health LLC. As a result, our economic interest in Evolent Health LLC increased during the year from 70.3% to 70.8% due to Class A common shares issued for the acquisition of Passport and from 74.6% to 77.4% as a result of Class A common shares issued for the acquisitions of Valence Health and Aldera. In order to account for the change in our ownership interest in Evolent Health LLC, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

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

Further, the Company completed the 2017 Secondary Offerings during the nine months ended September 30, 2017. The shares sold in the 2017 Secondary Offerings consisted of 20.1 million shares of the Company’s Class A common stock, consisting of 7.4 million existing shares of the Company’s Class A common stock owned and held by certain Selling Stockholders, 12.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units during the 2017 Secondary Offerings, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 96.1% immediately following the June 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

In addition, the Company issued 8.8 million shares of its Class A Common Stock during the August 2017 Primary for net proceeds of $166.9 million. For each share of Class A common stock issued by Evolent Health, Inc., the Company received a corresponding Class A common unit from Evolent Health LLC in exchange for contributing the issuance proceeds to Evolent Health LLC. As a result of the Class A common stock and Class A common units issued in conjunction with the August 2017 Primary, the Company’s economic interest in Evolent Health LLC increased from 96.1% to 96.6% immediately following the August 2017 Primary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

As of September 30, 2017, and December 31, 2016, we owned 96.6% and 77.4% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of our August 2017 Primary and 2017 Secondary Offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Non-controlling interests as of beginning-of-period	$34,680	$230,416	$209,588	$285,238
Cumulative-effect adjustment from adoption of new accounting principle	—	—	—	(139)
Decrease in non-controlling interests as a result of Class B Exchanges	—	(28,220)	(168,883)	(28,220)
Reclassification of non-controlling interests	1,793	—	3,698	—
Net income (loss) attributable to non-controlling interests	(541)	(4,567)	(8,471)	(59,250)
Non-controlling interests as of end-of-period	$35,932	$197,629	$35,932	$197,629

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$76,408	$—	$—	$76,408

Liabilities
Contingent consideration (2)	—	—	8,600	8,600

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$1,128	$—	$—	$1,128

Liabilities
Contingent consideration (2)	—	—	8,300	8,300

(1) Represents the cash and cash equivalents that were held in a money market fund as of September 30, 2017, and December 31, 2016, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the Passport acquisition as described further in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and nine month periods ended September 30, 2017 and 2016, respectively.

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

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance as of beginning-of-period	$8,500	$7,750	$8,300	$—
Additions	—	—	—	7,750
Realized and unrealized (gains) losses, net	100	—	300	—
Balance as of end-of-period	$8,600	$7,750	$8,600	$7,750

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

As of September 30, 2017
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,600	Real options approach	Risk-adjusted recurring revenue CAGR	92.5%	(2)
			Discount rate/time value	2.7% - 4.0%

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

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash, receivables, prepaid expenses, accounts payable, accrued liabilities and accrued compensation approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

Refer to Note 8 for information regarding the fair value of the 2021 Notes.

16. Related Parties

As discussed in Note 13, Evolent owned a 26% economic interest in GPAC as of September 30, 2017, and is considered to have significant influence. As a result, the Company accounts for the investment under the equity method of accounting and is allocated its proportional share of GPAC’s profits and losses for each reporting period. In addition, the Company signed a long-term services agreement with GPAC to provide certain management, operational and support services to help GPAC manage elements of its service offerings.

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

17. Subsequent Events

Acquisition of Premier Health Plan, Inc.

On October 31, 2017, the Company entered into an agreement with Premier Health Insuring Corporation (“PHIC”), a subsidiary of Premier Health Partners, an existing Evolent customer, to acquire Premier Health Plan, Inc. (“Premier Health”). Premier Health currently offers and operates large group commercial and individual and family medical insurance plans in Ohio. As part of the agreement, PHIC will contribute its Medicare Advantage business to Premier Health immediately prior to the closing of the transaction. Consideration for the transaction is estimated at approximately $31.0 million, payable in a combination of cash and Evolent Health Class A common stock. Consummation of the transaction is subject to certain closing conditions, including federal and state regulatory approvals. The Company expects to consummate the transaction at the end of 2017 or early 2018, and to commence operations of the health plans thereafter, but we cannot assure you that the transaction will be completed on this timetable or at all.

Implementation Funding Agreement

On October 25, 2017, the Company entered into an agreement with a current customer and contributed $20.0 million in the form of an implementation funding loan (the “Implementation Fund”) shortly thereafter. The Implementation Fund is expected to support implementation services to assist the customer in expanding its Medicaid membership. The Implementation Fund carries a fixed interest rate of 2.5% per annum and the terms of the agreement governing the Implementation Fund require it to be repaid in ten equal installments of $2.0 million, plus accrued interest, during 2018.

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

Acquisition of New Mexico Health Connections

On September 25, 2017, the Company entered into an agreement with New Mexico Health Connections (“NMHC”) to acquire assets related to NMHC’s commercial business for approximately $10.3 million. The assets include a health plan management services organization with a tenured leadership team and employee base with extensive experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The assets will be contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent Health.  The legacy NMHC will continue to operate as an independent non-profit health care organization operating throughout the state of New Mexico, offering individual health insurance products. Once completed, this transaction will allow the Company to create a new subsidiary that will leverage our platform to support a value-based, provider-centric model of care throughout the state of New Mexico. Consideration for the transaction will include an initial cash payment of $10.0 million, with a further $0.3 million to be held in escrow. Consummation of the transaction is subject to customary closing conditions, including approval by the New Mexico Office of Superintendent of Insurance. The Company expects to complete the transaction on December 31, 2017, and to commence operations of the health plans beginning January 1, 2018, but we cannot assure that the transaction will be completed on this timetable, or at all.

Acquisition of Premier Health Plan, Inc.

On October 31, 2017, the Company entered into an agreement with Premier Health Insuring Corporation (“PHIC”), a subsidiary of Premier Health Partners, an existing Evolent customer, to acquire Premier Health Plan, Inc. (“Premier Health”). Premier Health currently offers and operates large group commercial and individual and family medical insurance plans in Ohio. As part of the agreement, PHIC will contribute its Medicare Advantage business to Premier Health immediately prior to the closing of the transaction. Consideration for the transaction is estimated at approximately $31.0 million, payable in a combination of cash and Evolent Health Class A common stock. Consummation of the transaction is subject to certain closing conditions, including federal and state regulatory approvals. The Company expects to consummate the transaction at the end of 2017 or early 2018, and to commence operations of the health plans thereafter, but we cannot assure you that the transaction will be completed on this timetable or at all.

Implementation Funding Agreement

On October 25, 2017, the Company entered into an agreement with a current customer and contributed $20.0 million in the form of an implementation funding loan (the “Implementation Fund”) shortly thereafter. The Implementation Fund is expected to support implementation services to assist the customer in expanding its Medicaid membership. The Implementation Fund carries a fixed interest rate of 2.5% per annum and the terms of the agreement governing the Implementation Fund require it to be repaid in ten equal installments of $2.0 million, plus accrued interest, during 2018.

Securities Offerings

August 2017 Primary Offering

In August 2017, the Company completed a primary offering of 8.8 million shares of its Class A common stock at a price to the public of $19.85 per share and a corresponding price to the underwriters of $19.01 per share (the “August 2017 Primary”). This offering resulted in net cash proceeds to the Company of approximately $166.9 million (gross proceeds of $175 million, net of $8.1 million in underwriting discounts and stock issuance costs). For each share of Class A common stock issued by Evolent Health, Inc., the Company received a corresponding Class A common unit from Evolent Health LLC in exchange for contributing the issuance proceeds to Evolent Health LLC. As a result of the Class A common stock and Class A common units issued during the August 2017 Primary, the Company’s economic interest in Evolent Health LLC increased from 96.1% to 96.6% immediately following the August 2017 Primary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

2017 Secondary Offerings

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

We accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identified asset, thus satisfying the requirements of the screen test introduced in ASU 2017-01. The assets acquired in the transaction were measured based on the amount of cash paid to Accordion, including transaction costs, as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated the identifiable assets acquired as a $3.3 million technology intangible asset, inclusive of approximately $0.1 million of capitalized transaction costs. We also assessed and determined the useful live of the acquired intangible assets to be five years, subject to amortization. The Company will account for the contingent earn-out as a post-acquisition expense as the specified software development targets are achieved. The transaction was a taxable stock acquisition and the Company recognized deferred tax liability of approximately $2.0 million related to the book-tax basis difference in the acquired asset, which resulted in an income tax benefit related to the reduction in the Company’s previously established valuation allowance (the reduction of which is accounted for outside of acquisition accounting). This amount was recorded as an intangible asset.

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

As of September 30, 2017, we had over 25 operating partners, and a significant portion of our revenue is concentrated with several partners. Our two largest partners, Passport and MDWise, Inc., comprised 18.5% and 10.0%, respectively, of our revenue for the nine months ended September 30, 2017, or 28.5% in the aggregate.

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

We did not identify any qualitative factors that would trigger a Step 1 test during the nine months ended September 30, 2017. During the fourth quarter of 2017, we will perform our annual impairment test.  If we determine that qualitative factors indicate it is necessary to perform a Step 1 goodwill impairment test, we will perform a test to evaluate the carrying value of our goodwill.  One of the qualitative factors we will evaluate is whether there is a sustained decrease in our share price.  Subsequent to September 30, 2017, our Class A common stock has traded at levels that, if sustained, could represent a sustained decrease in share price and, as a result, could trigger a Step 1 test.  If we perform a Step 1 test, we may be required to write down a material portion of our $628.3 million of goodwill as of September 30, 2017, on our Consolidated Balance Sheet and record a charge in impairment of goodwill on our Consolidated Statements of Operations for the relevant periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Evolent Health, Inc. Results

	For the Three				For the Nine
	Months Ended		Change Over		Months Ended		Change Over
	September 30,		Prior Period		September 30,		Prior Period
(in thousands)	2017	2016	$	%	2017	2016	$	%
Revenue
Transformation	$8,204	$7,757	$447	5.8%	$23,799	$26,259	$(2,460)	(9.4)%
Platform and operations	99,708	52,453	47,255	90.1%	297,422	139,918	157,504	112.6%
Total revenue	107,912	60,210	47,702	79.2%	321,221	166,177	155,044	93.3%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	68,281	33,905	34,376	101.4%	203,804	95,294	108,510	113.9%
Selling, general and
administrative expenses	45,834	38,398	7,436	19.4%	150,474	103,101	47,373	45.9%
Depreciation and amortization expenses	7,717	3,746	3,971	106.0%	21,236	10,728	10,508	97.9%
Goodwill impairment	—	—	—	—%	—	160,600	(160,600)	(100.0)%
Loss on change in fair value
of contingent consideration	100	—	100	100.0%	300	—	300	100.0%
Total operating expenses	121,932	76,049	45,883	60.3%	375,814	369,723	6,091	1.6%
Operating income (loss)	$(14,020)	$(15,839)	$1,819	11.5%	$(54,593)	$(203,546)	$148,953	73.2%

Transformation revenue as
a % of total revenue	7.6%	12.9%			7.4%	15.8%
Platform and operations revenue
as a % of total revenue	92.4%	87.1%			92.6%	84.2%
Cost of revenue as a %
of total revenue	63.3%	56.3%			63.4%	57.3%
Selling, general and administrative
expenses as a % of total revenue	42.5%	63.8%			46.8%	62.0%

Comparison of the Results for the Three Months Ended September 30, 2017 to 2016

Revenue

Total revenue increased by $47.7 million, or 79.2%, to $107.9 million for the three months ended September 30, 2017, as compared to the same period in 2016.

Transformation revenue increased by $0.4 million, or 5.8%, to $8.2 million for the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Transformation revenue accounted for 7.6% and 12.9% of our total revenue for the three months ended September 30, 2017, and 2016, respectively. Over time, we expect transformation revenue to continue to decrease as a percentage of total revenue.

Platform and operations revenue accounted for 92.4% and 87.1% of our total revenue for the three months ended September 30, 2017 and 2016, respectively. Platform and operations revenue increased by $47.3 million, or 90.1%, to $99.7 million for the three months ended September 30, 2017, as compared to the same period in 2016, primarily as a result of additional revenue from business combinations and aggregate enrollment growth of 84.7% from approximately 1.5 million lives on our platform as of September 30, 2016, to approximately 2.7 million lives on our platform as of September 30, 2017. We ended the quarter with over 25 revenue-producing partners compared to 13 as of September 30, 2016.

Cost of Revenue

Cost of revenue increased by $34.4 million, or 101.4%, to $68.3 million for the three months ended September 30, 2017, as compared to the same period in 2016. Cost of revenue increased period over period as a result of our business combinations during the fourth quarter of 2016. We incurred additional personnel costs and professional fees of $22.8 million and $3.2 million, respectively, to support our growing customer base and service offerings. Approximately $0.4 million of total personnel costs was attributable to stock-based compensation expense for the three months ended September 30, 2017 and 2016. Additionally, our technology services, TPA fees and other costs increased by $8.3 million period over period. The increase is attributable to costs to support our growth. Cost of revenue represented 63.3% and 56.3% of total revenue for the three months ended September 30, 2017 and 2016, respectively. Our cost of revenue increased as a percentage of our total revenue as we integrated new businesses acquired during the fourth quarter of 2016; however, we expect our cost of revenue to decrease as a percentage of total revenue going forward.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $7.4 million, or 19.4%, to $45.8 million for the three months ended September 30, 2017, as compared to the same period in 2016. During the three months ended September 30, 2017, we incurred additional selling, general, and administrative expenses due partially to growth in our business resulting from our business combinations during the fourth quarter of 2016. Our selling, general and administrative expenses period over period also increased as a result of additional personnel costs, including investments in business development, research and development and general overhead, of $6.0 million. Approximately $5.3 million and $4.4 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. Additionally, technology costs, lease costs and other costs related to our growth increased $1.6 million, $1.7 million and $1.4 million, respectively, period over period, as a result of the growing customer base and service offerings and the 2016 business combinations mentioned above. These amounts were offset by a decrease in professional fees and legal fees of $0.4 million and $2.8 million, respectively, period over period. Transaction and other acquisition-related costs accounted for approximately $0.4 million and $4.4 million of total selling, general, and administrative expenses for the three months ended September 30, 2017 and 2016, respectively. Selling, general and administrative expenses represented 42.5% and 63.8% of total revenue for the three months ended September 30, 2017 and 2016, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $4.0 million, or 106.0%, to $7.7 million for the three months ended September 30, 2017, as compared to the same period in 2016. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the third quarter of 2016 and the continued capitalization of internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Loss on change in fair value of contingent consideration

Loss on change in fair value of contingent consideration was $0.1 million for the three months ended September 30, 2017, as compared to zero for the same period in 2016. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016. See “Item 1. Financial Statements - Note 15” for further details regarding the fair value of our mark-to-market contingent liabilities.

Comparison of the Results for the Nine Months Ended September 30, 2017 to 2016

Revenue

Total revenue increased by $155.0 million, or 93.3%, to $321.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Transformation revenue decreased by $2.5 million, or 9.4%, to $23.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to the timing of work being performed on existing contracts and timing of new contracts executed with new and existing partners. Transformation revenue accounted for 7.4% and 15.8% of our total revenue for the nine months ended September 30, 2017, and 2016, respectively. Over time, we expect transformation revenue to continue to decrease as a percentage of total revenue.

Platform and operations revenue accounted for 92.6% and 84.2% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively. Platform and operations revenue increased by $157.5 million, or 112.6%, to $297.4 million for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily as a result of additional revenue from business combinations and aggregate enrollment growth of 84.7% from approximately 1.5 million lives on our platform as of September 30,

2016, to approximately 2.7 million lives on our platform as of September 30, 2017. We ended the quarter with over 25 revenue-producing partners compared to 13 as of September 30, 2016.

Cost of Revenue

Cost of revenue increased by $108.5 million, or 113.9%, to $203.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016. Cost of revenue primarily increased period over period as a result of our business combinations during the fourth quarter of 2016. We incurred additional personnel costs and professional fees of $70.3 million and $17.1 million, respectively, to support our growing customer base and service offerings. Approximately $1.1 million and $1.2 million of total personnel costs was attributable to stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. Additionally, our technology costs, TPA fees and other costs increased by $21.1 million period over period. The increase is attributable to costs to support our growth. Cost of revenue represented 63.4% and 57.3% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. Our cost of revenue increased as a percentage of our total revenue as we integrated the new businesses acquired during the fourth quarter of 2016; however, we expect our cost of revenue to decrease as a percentage of total revenue going forward.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $47.4 million, or 45.9%, to $150.5 million for the nine months ended September 30, 2017, as compared to the same period in 2016. During the nine months ended September 30, 2017, we incurred additional selling, general, and administrative expenses due primarily to growth in our business resulting from our business combinations during the fourth quarter of 2016. Our selling, general and administrative expenses period over period also increased as a result of additional personnel costs, including investments in business development, research and development and general overhead, of $27.8 million. Approximately $15.0 million and $12.6 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. Additionally, our professional fees, technology costs, lease costs and other costs related to our growth increased $6.2 million, $4.8 million, $4.3 million and $4.3 million, respectively, period over period, primarily as a result of the 2016 business combinations mentioned above. Transaction and other acquisition-related costs accounted for approximately $5.6 million and $4.6 million of total selling, general, and administrative expenses for the nine months ended September 30, 2017 and 2016, respectively. Selling, general and administrative expenses represented 46.8% and 62.0% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $10.5 million, or 97.9%, to $21.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the third quarter of 2016 and the continued capitalization of internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill impairment

During the first quarter of 2016 we recorded an impairment charge of $160.6 million on our consolidated statements of operations as the implied fair value of goodwill was less than the carrying amount. See “Item 1. Financial Statements - Note 7” for further details of the impairment charge to goodwill.

Loss on change in fair value of contingent consideration

Loss on change in fair value of contingent consideration was $0.3 million for the nine months ended September 30, 2017, as compared to zero for the same period in 2016. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016. See “Item 1. Financial Statements - Note 15” for further details regarding the fair value of our mark-to-market contingent liabilities.

Discussion of Non-Operating Results

Interest income (expense), net

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We expect our average cash and cash equivalents to decline in future periods as we use those funds for operations.

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”). Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $0.9 million and $2.6 million related to our 2021 Notes for the three and nine months ended September 30, 2017, respectively. See “Item 1. Financial Statements - Note 8” for further details of our convertible debt offering. Interest expense also includes amortization of bond premiums related to our investments.

Income (loss) from affiliate

During the second quarter of 2016, the Company acquired an equity stake in GPAC for $3.0 million. The Company will be allocated its proportional share of GPAC’s profits and losses for each reporting period. Evolent Health, Inc.’s proportional share of the losses of GPAC was $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, and $0.4 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

Provision (benefit) for income taxes

Our income tax expense and benefit relates to federal and state jurisdictions in the United States. The Company recorded $1.7 million and $2.0 million in income tax benefit for the three and nine months ended September 30, 2017, which resulted in effective tax rates of 11.6% and 3.5%, respectively. The Company recorded $0.3 million and $1.6 million in income tax benefit for the three and nine months ended September 30, 2016, which resulted in effective tax rates of 1.6% and 0.8%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, and the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. In addition, the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of indefinite lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As discussed in “Item 1. Financial Statements - Note 4,” pursuant to the August 2017 Primary and 2017 Secondary Offerings, the Company increased its ownership in Evolent Health LLC from 77.4% to 96.6% as of September 30, 2017. As a result, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $13.1 million for the nine months ended September 30, 2017. The effect of this change in the deferred tax liability was recorded as $12.8 million of additional paid-in capital and $0.3 million of income tax benefit.

During the three and nine months ended September 30, 2017, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements. As of September 30, 2017, the Company had $6.6 million of deferred tax liability that would not provide a source of income to recognize the deferred tax assets

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of September 30, 2017, we owned only 96.6% of the economic rights of the results of operations of Evolent Health LLC and, therefore, eliminate the non-controlling interest from our results of operations. For the three and nine months ended September 30, 2017, our results reflect net losses of $0.5 million and $8.5 million, respectively, attributable to non-controlling interests, which represents 3.9% and 15.5% of the operating losses of Evolent Health LLC. For the corresponding periods in 2016, our results reflect net losses of $4.6 million and $59.3 million attributable to non-controlling interests, respectively, which represents 28.8% and 29.1%, of the operating losses of Evolent Health LLC. The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges in connection with the 2017 Secondary Offerings, as well as our issuance of shares of Class A common stock in conjunction with business combinations and the August 2017 Primary.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $14.0 million and $54.6 million for the three and nine months ended September 30, 2017, respectively, and operating losses of $15.8 million and $203.5 million for the three and nine months ended September 30, 2016, respectively. Net cash used in operating activities was $34.0 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had $287.1 million of cash and cash equivalents.

We believe our current cash, cash equivalents and other sources of liquidity will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were available to be issued. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our acquisition and investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash and Cash Equivalents, Restricted Cash and Restricted Investments and Investments

As of September 30, 2017, the Company had $287.1 million of cash and cash equivalents and $16.9 million in restricted cash and restricted investments.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements:”

	For the Nine
	Months Ended
	September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(33,993)	$(14,005)
Net cash provided by (used in) investing activities	17,003	(22,823)
Net cash provided by (used in) financing activities	169,570	879

Operating Activities

Cash flows used in operating activities of $34.0 million for the nine months ended September 30, 2017, were due primarily to our net loss of $56.0 million, partially offset by non-cash items, including depreciation and amortization expenses of $21.2 million and stock-based compensation expense of $16.2 million. Our operating cash outflows were affected by the timing of our customer and vendor payments, including the timing of pass-through payments related to PBM programs. Decreases in accrued liabilities, accrued compensation and employee benefits and other long-term liabilities, combined with an increase in accounts receivable and prepaid expenses and other current assets, contributed approximately $30.7 million to our cash outflows. Those cash outflows were partially offset by increases in deferred revenue and accounts payable of approximately $15.4 million.

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

Investing Activities

Cash flows provided by investing activities of $17.0 million for the nine months ended September 30, 2017, were due primarily to maturities of investments of $44.2 million, offset by purchases of property and equipment of $21.3 million, an increase in restricted cash and restricted investments of $2.2 million and cash paid to acquire intangible technology assets of $3.7 million.

Cash flows used in investing activities of $22.8 million for the nine months ended September 30, 2016, were due primarily to $11.5 million used in the acquisition of Vestica as described in “Item 1. Financial Statements - Note 4,” $3.0 million used to acquire an equity investment in GPAC as described in “Item 1. Financial Statements - Note 13” and a $2.5 million advance payment towards the Aldera merger consideration as described in “Item 1. Financial Statements - Note 4.” Purchases of property and equipment resulted in a further cash outflow of $11.1 million, which was partially offset by the maturity of securities in the amount of $4.1 million and a $1.2 million reduction in restricted cash due to an amendment to our line of credit.

Financing Activities

Cash flows provided by financing activities of approximately $169.6 million for the nine months ended September 30, 2017, were primarily related to proceeds of $166.9 million from the August 2017 Primary. Stock option exercises during the quarter resulted in additional proceeds of $3.8 million, which were offset by $1.2 million of taxes withheld and paid for vests of restricted stock units.

Cash flows provided by financing activities of $0.9 million for the nine months ended September 30, 2016, were related to proceeds from stock option exercises during the period, offset by taxes withheld and paid for vests of restricted stock units.

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2017, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$8,299	$14,273	$6,439	$14,358	$43,369
Purchase obligations	1,754	294	—	—	2,048
2021 Notes interest payments	2,496	4,992	3,774	—	11,262
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$12,549	$19,559	$135,213	$14,358	$181,679

During the nine months ended September 30, 2017, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $16.9 million as of September 30, 2017, includes cash held on behalf of other entities for pharmacy and claims management services of $4.8 million, collateral for letters of credit required as security deposits for facility leases of $3.8 million, letters of credit held with financial institutions for risk-sharing arrangements of $8.2 million and other restricted balances. Restricted investments are stated at amortized cost. See “Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Immaterial Correction of an Error in Previously Issued Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to the classification of restricted cash and restricted investments on our Consolidated Statement of Cash Flows.

Accordingly, the Company corrected this error by revising the classification of certain changes in restricted cash and restricted investments within the Consolidated Statement of Cash Flows.

The following table summarizes the impact of the correction of the error to the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (in thousands):

	As Reported	Correction	As Revised
Cash Flows from Operating Activities
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	$(5,247)	$(2,655)	$(7,902)
Accounts payable, net of change in restricted
cash and restricted investments	(2,514)	9,555	7,041
Net cash provided by (used in) operating activities	(44,712)	6,900	(37,812)

Cash Flows from Investing Activities
Change in restricted cash and restricted investments	3,200	(6,900)	(3,700)
Net cash provided by (used in) investing activities	7,739	(6,900)	839

The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined the correction of this error to be immaterial to all prior consolidated financial statements taken as a whole. The Company will revise our Consolidated Statements of Cash Flows for the six months ended June 30, 2017, in future filings to reflect the correction of the error.

OTHER MATTERS

Off-balance Sheet Arrangements

Through September 30, 2017, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

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

Interest Rate Risk

As of September 30, 2017, cash and cash equivalents and restricted cash and restricted investments was $304.1 million, which consisted of bank deposits with FDIC participating banks of $219.5 million, cash equivalents deposited in a money-market fund of $76.4 million and $8.2 million of restricted investments held in certificates of deposits with original maturities in excess of 12 months. The cash on deposit with banks is not susceptible to interest rate risk. Our restricted investments are classified as held-to-maturity and therefore are not subject to interest rate risk.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of September 30, 2017, we had $121.2 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

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

For example, as discussed in the “Item 1. Financial Statements - Note 4” above, 12.6 million shares of the Company’s Class A common stock were issued to certain Investor Stockholders pursuant to Class B Exchanges relating to multiple secondary offerings during the nine months ended September 30, 2017. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B units triggered by the 2017 Secondary Offerings, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 96.1% immediately following the June 2017 Secondary.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting as disclosed in our 2016 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting” below. As a result of the remediation efforts taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three and nine months ended September 30, 2017, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Description of Material Weakness

The material weakness that we identified resulted from an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. This material weakness resulted in the misstatement of the Consolidated Statement of Cash Flows and in the revision of the Company’s consolidated financial statements for the quarter ended June 30, 2017, as discussed in Item 1. Financial Statements - Note 2 in this Quarterly Report on Form 10-Q. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting

Management is actively engaged in the implementation of remediation efforts to address the underlying causes of the material weakness. Management’s remediation activities to date include the following:

•	hired additional full-time accounting resources and financial planning and analysis resources with experience to address complex, non-routine transactions:

•	during 2015 we hired a senior director of revenue and technical accounting, a director of financial reporting, a manager of revenue and a senior revenue accountant;

•	during 2016 we hired an associate director of revenue;

•	during 2017 we hired an associate director of accounting and a senior director of tax;

•	from December 31, 2014, to September 30, 2017, our finance and accounting headcount increased from 9 to over 30.

•
expanded finance and accounting staff, including additional senior resources, to allow for the reallocation of responsibilities across our accounting department based on potential risk and complexity of transactions and/or tasks to be reviewed;

•	strengthened our review procedures and controls and formalized documentation of the reviews surrounding complex, non-routine transactions;

•	implemented additional monitoring programs, which included the formation of a disclosure committee comprised of members of our executive committee and finance and accounting leadership;

•	implemented training programs for various processes to train employees in respect of our established processes and controls, especially with regard to complex, non-routine transactions;

•	engaged our actuarial department to assist in the review of significant estimates in various areas, including incurred but not reported liabilities;

•	implemented a new contract management process to facilitate the documentation and review of complex contracts by appropriate accounting personnel and relevant company stakeholders; and

•	engaged external technical accounting experts to aid with accounting for complex, non-routine transactions.

The process of implementing and maintaining an effective team and process over complex, non-routine transactions is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. During 2017, we completed the hiring of further senior, technical personnel identified as part of our remediation plan and will continue to supplement resources in response to changes in our business. Responsibilities for these key personnel include the accounting for complex and non-routine transactions. We are in the process of establishing and formalizing our processes and controls surrounding the complex and non-routine transactions that gave rise to the material weakness. We are also in the process of finalizing and concluding on the design effectiveness of related controls and have begun testing of the operating effectiveness of related controls. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 9 in “Part 1 – Item 1. Financial Statements.”

Item 1A. Risk Factors

Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, and other documents filed with the SEC include discussions our risk factors. There have been no material changes from the risk factors described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

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

Dated: November 9, 2017

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2017

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