Form 10-K
period 2017-12-31
Evolent Health, Inc.
filed 2018-03-01
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,191.7 million.
As of February 23, 2018, there were 74,784,529 shares of the registrant’s Class A common stock outstanding and 2,653,544 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 13, 2018, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.
————————————————————————————————————————————————————————

Evolent Health, Inc.

Explanatory Note

In this Annual Report on 10-K, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to (1) prior to the completion of the Offering Reorganization described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 4”, Evolent Health Holdings, Inc., our predecessor, (including its operating subsidiary, Evolent Health LLC), and (2) after giving effect to such reorganization, Evolent Health, Inc. and its consolidated subsidiaries. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC. As described below under “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations,” the financial statements of Evolent Health, Inc. for the year ended December 31, 2015, does not reflect a complete view of the operational results for that period as follows:

•
Evolent Health, Inc.'s results for 2015 reflect (i) the investment of Evolent Health, Inc.'s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through December 31, 2015.

For more information about the Offering Reorganization, refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4.”

As used in this Annual Report on Form 10-K:

•	“2021 Notes” means the $125.0 million aggregate principal amount 2.00% Convertible Senior Notes due 2021, issued by Evolent Health, Inc. in December 2016;

•	“ACA” means the Patient Protection and Affordable Care Act;

•	“Accordion” means Accordion Health, Inc.;

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

•	“CMS” means the Centers for Medicare and Medicaid Services;

•	“DGCL” means General Corporation Law of the State of Delaware;

•	“EMR” means electronic medical records;

•	“Evolent Health Holdings” means Evolent Health Holdings, Inc., the predecessor to Evolent Health, Inc.;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“FASB” means the Financial Accounting Standards Board;

•	“FFS” means fee-for-service;

•	“founders” means the Advisory Board Company (“The Advisory Board”), and the University of Pittsburgh Medical Center (“UPMC”);

•	“FTC” means the United States Federal Trade Commission;

•	“GAAP” means United States of America generally accepted accounting principles;

•	“GPAC” means Georgia Physicians for Accountable Care, LLC;

•	“health insurance exchanges” means organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies;

•	“HIPAA” means The Health Insurance Portability and Accountability Act;

•	“HITECH Act” means The Health Information Technology for Economic and Clinical Health Act;

•	“Indenture” means the indenture between Evolent Health, Inc. and U.S. Bank National Association, as trustee, related to the 2.00% convertible senior notes due 2021, dated as of December 5, 2016;

•	“IPO” means our initial public offering as described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 1;”

•	“NMHC” means New Mexico Health Connections;

•	“NOL” means net operating loss;

•	“Note” means notes to consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data;”

•	“NYSE” means the New York Stock Exchange;

•
“Offering Reorganization” means the reorganization undertaken in 2015 prior to our IPO. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 4” for further details of the Offering Reorganization;

•	“partners” means our customers, unless we indicate otherwise or the context otherwise implies;

•	“Passport” means University Health Care, Inc. d./b/a/ Passport Health Plan;

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

•
“Private Placement” means Evolent Health, Inc.’s offering of the $125.0 million aggregate principal amount 2.00% Convertible Senior Notes due 2021, to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended;

•	“Ptolemy Capital” means Ptolemy Capital, LLC;

•	“RAF” means risk-adjustment factor;

•	“RSUs” means restricted stock units;

•	“SEC” means the Securities and Exchange Commission;

•	“Securities Act” means the Securities Act of 1933, as amended;

•	“Series B Reorganization” means our reorganization undertaken in 2013 in connection with a round of equity financing;

•	“third-party administration,” or “TPA,” means the processing of insurance claims or the administration of certain aspects of employee benefit plans for a separate entity;

•	“True Health” means True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent Health, Inc.;

•	“TPG” means TPG Global, LLC and its affiliates including one or both of TPG Growth II BDH, LP and TPG Eagle Holdings, L.P.;

•	“TRA” means the Income Tax Receivables Agreement. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 12” for further details of the Tax Receivables Agreement;

•	“UR” means utilization review;

•	“Valence Health” means Valence Health, Inc., excluding Cicerone Health Solutions, Inc.;

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	the structural change in the market for health care in the United States;

•	uncertainty in the health care regulatory framework;

•	uncertainty in the public exchange market;

•	the uncertain impact of CMS waivers to Medicaid rules;

•	the uncertain impact the results of the 2018 congressional, state and local elections, as well as subsequent elections, may have on health care laws and regulations;

•	our ability to effectively manage our growth;

•	the significant portion of revenue we derive from our largest partners, and the potential loss, termination or renegotiation of customer contracts;

•	our ability to offer new and innovative products and services;

•
risks related to completed and future acquisitions, investments and alliances, including the acquisition of assets from NMHC and the acquisitions of Valence Health and Aldera, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

•
certain risks and uncertainties associated with the acquisition of assets from NMHC and the acquisition of Valence Health, including future revenues may be less than expected, the timing and extent of new lives expected to come onto the platform may not occur as expected and the expected results of Evolent may not be impacted as anticipated;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs, particularly in New Mexico;

•	our ability to attract new partners;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	risks related to governmental payor audits and actions, including whistleblower claims;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;

•	the risk of a significant reduction in the enrollment in our health plan;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the risk of potential future goodwill impairment on our results of operations;

•	our indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

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

•
the potential decline of our Class A common stock price if a substantial number of shares are sold or become available for sale or if a large number of Class B common units are exchanged for shares of Class A common stock;

•
provisions in our second amended and restated certificate of incorporation and second amended and restated by-laws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;

•	the ability of certain of our investors to compete with us without restrictions;

•
provisions in our second amended and restated certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;

•	our intention not to pay cash dividends on our Class A common stock;

•	our ability to remediate the material weakness in our internal control over financial reporting;

•	our expectations regarding the additional management attention and costs that will be required as we transition from an “emerging growth company” to a “large accelerated filer”; and

•	our lack of public company operating experience.

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  More information on potential factors that could affect our businesses and financial performance is included in “Forward Looking Statements - Cautionary Language,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of this Annual Report and the other period and current filings we make from time to time with the SEC. Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I

Item 1. Business

Company Overview

We are a market leader in the new era of health care delivery and payment, in which leading health systems and physician organizations, which we refer to as providers, are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from FFS reimbursement to payment models that reward high-quality and cost-effective care, or value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

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

Today, increasing numbers of providers are adopting value-based strategies, including contracting for capitated arrangements with existing insurance companies, governmental payers or large self-funded employers and managing their own captive health plans. Through value-based care, providers are in the early stages of transforming their role in health care as they attempt to defend their existing position and capture a greater portion of the more than two trillion dollars in annual health insurance expenditures. While there is not a universally agreed-upon definition of value-based care, we estimate that approximately 10% of health care payments were paid through value-based care programs as of June 2014, including through models created by systems like UPMC, Kaiser Permanente and Intermountain Healthcare, it is estimated that this number will grow to over approximately 50% by 2020. There were over 140 provider-owned health plans as of 2016 and this number continues to grow. The number of ACOs constructed to manage capitated or value-based arrangements with existing insurance companies or government payers grew to 838 as of January 2016.

We believe the transformation of the provider business model will require a set of core capabilities, including the ability to aggregate and understand disparate clinical and financial data, standardize and integrate technology into care processes, manage population health and build a financial and administrative infrastructure that capitalizes on the clinical and financial value it delivers. We provide an end-to-end, built-for-purpose, technology-enabled services platform for providers to transition their organization and business model to succeed in value-based payment models. In certain instances, we participate alongside our partners in risk-sharing arrangements whereby we share in a portion of the upside and downside performance of the value strategy. The core elements of our services platform include:

•
Integrated technology, proprietary process and financial and administrative services model that enables the delivery of a high-performing population health organization, an aligned clinical delivery network to provide high-quality, coordinated care and an efficient administrative infrastructure to administer value-based care payment relationships.

◦
Identifi®, our proprietary technology, delivers the data aggregation and stratification, proven value-based care content, EMR optimization and proprietary applications that allow providers to standardize the delivery of care and enable clinical and financial analytics.

◦
Our complementary value-based operations are empowered and supported by Identifi®. Other elements include: (1) an aligned clinical delivery network to provide improved, coordinated care, (2) a high-performing population health organization that drives clinical outcomes and (3) integration of cost management solutions including PBM and patient risk scoring.

◦	Our comprehensive financial and administrative management services enable providers to operate, manage and capitalize on a variety of value-based payment arrangements

•
A single point of integration between payers and the provider community enables us to provide an indispensable single point of integration between a diverse set of payers that becomes more valuable over time as our services platform becomes the standard for value-based care contracting and operations.

In October 2016, we acquired Valence Health. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides value- based administration, population health and advisory services with a particular focus on the Medicaid and pediatric markets. We believe that the acquisition of Valence Health is highly complementary to Evolent’s business and brings a number of strategic benefits including: (1) enhanced capabilities in value-based care administration and claims processing; (2) increased presence and experience in the Medicaid market and (3) additional scale to our platform in the form of approximately 1.0 million incremental lives under operating agreements. On January 2, 2018, we completed the acquisition of assets related to NMHC’s commercial business. Following the completion of the transaction, we contributed the assets of NMHC’s commercial business to True Health, a wholly-owned subsidiary of the Company. True Health is a commercial health plan we operate in New Mexico that focuses on small and large businesses. We expect to be able to leverage our platform to support a value-based provider-centric model of care in the state.

We believe our business model provides strong visibility and aligns our partners’ incentives with our own. Through our financial and administrative management services, we capture value through a variety of value-based payment arrangements and, in certain circumstances, participate alongside our partners in risk-sharing arrangements. A large portion of our revenue is derived from our multi-year contracts, which are linked to the number of members that our partners are managing under a value-based care arrangement. This variable pricing model depends on the population being served as well as the number of services and technology applications that our partners utilize to advance their value-based care strategies and the number of members they are able to attract over time. We expect to grow with current partners as they increase membership in their existing value-based programs, through expanding the number of services we provide to our existing partners, by adding new partners and by capturing value through upside risk-sharing arrangements.

We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe our health system partners’ current value-based care arrangements represent a small portion of the health system’s total revenue each year. We believe the proportion of value-based care related revenues to total health system revenues will continue to grow, driven by continued price pressure in FFS, new government payment programs, growth in consumer-focused insurance programs, such as Medicare Advantage and managed Medicaid, and innovation in data and technology. Our business model benefits from scale, as we leverage our purpose-built technology-enabled services platform and centralized resources in conjunction with the growth of our partners’ membership base. These resources include our network development capabilities, health plan administrative services, PBM administration, technology development, clinical program development and data analytics and network development. While our absolute investment in our centralized resources and technologies will increase over time, we expect it will decrease as a percentage of revenue as we are able to scale this investment across a broader group of partners.

We manage our operations and allocate resources as a single reportable segment; however, we anticipate that we will report the results of True Health as a new reportable segment effective first quarter of 2018. See “Part II - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II - Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K regarding revenue, profit and total assets of our single operating segment. All of our revenue is recognized in the United States and all of our long-lived assets are located in the United States.

Our Market Opportunity

For 2017, health care spending in the United States was projected to be more than $3.4 trillion. We believe that for the U.S. health care system to shift to a value-based care delivery model, providers must be an empowered part of the solution. Our comprehensive technology and services platform enables providers to capitalize on this transition, which we believe will position us to be at the forefront of the transformation to value-based care.

We believe our total market opportunity for our services platform is over $10.0 billion today based on health insurance expenditures, the total percentage of payments providers receive under value-based contracting, the size of the provider-sponsored health plan market and the fees we believe we can charge. We believe this opportunity will grow to over $45.0 billion by 2020 driven by health insurance expenditures increasing from approximately $2.1 trillion in 2013 to approximately $3.2 trillion in 2020, the total percentage of payments providers receive under value-based care models growing from 10% as of June 2014 to over 50% in 2020, and the provider-sponsored health plan market representing 15% of total health plan membership in 2020.

Our Solution

We provide an end-to-end, built-for-purpose, technology-enabled services platform for providers to succeed in value-based payment models.

Supporting Multiple Value-Based Care Models

Our services platform was built to support a diverse set of provider value-based care strategies. It provides the core technology and services necessary for all models pursued by providers.

Providers partner with us on at least one of three types of value-based contracting models, with most supporting at least the Direct to Employer model and one additional type of contracting arrangement.

•	Direct to Employer: Manage costs for self-funded employers including a health system’s own employees

•
Payer contracts: Value-based contracts with third-party payors (including commercial insurers and the government) that include a full spectrum of risk for pay for performance through full capitation arrangements

•
Health plan: Launching a provider-owned health plan allows providers to control all of the health care insurance premiums, or premium dollars, across multiple populations, including commercial, Medicare and Medicaid.

Our partners benefit from a single platform that enables them to utilize our core suite of ongoing solutions, regardless of the size or type of value-based care models they are pursuing. Our services platform grows through health systems increasing membership in their existing value-based care payment model, as well as their pursuit of additional payer contracts and health plans. In certain cases, we participate alongside our partners through various risk-sharing arrangements, including loans, provision of letters of credit, equity investments, reinsurance arrangements and other extensions of capital.

Proprietary Technology - Identifi®

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our provider partners and other third parties in order to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical work flows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our Value-Based Operations and increase the effectiveness of our partners’ existing technology architecture. Highlights of the capabilities of Identifi® include the following:

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

•
Applications: A suite of cloud-based applications manages the clinical, financial and operational aspects of the value-based model. Our applications are individually purchased and scale with the clinical, financial and administrative needs of our provider partners. As additional capabilities are required through our services platform, they are often deployed as applications through Identifi®.

Value-Based Operations

Our Value-Based Operations are empowered and supported by Identifi®. Other elements include: (1) an aligned clinical delivery network to provide improved, coordinated care, (2) a high-performing population health organization that drives clinical outcomes and (3) integration of cost management solutions including PBM and patient risk scoring. We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners in order to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our entire partner base. Through the technological and clinical integration we achieve, our solutions are delivered as ingrained components of our partner’s core operations rather than add-on solutions.

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

•
Risk adjustment: Our provider-led risk adjustment solution leverages Identifi® and integrates with partners’ EMRs to minimize disruption to the physician practice and maximize physician engagement. Our prospective and retrospective risk adjustment offerings utilize comprehensive data sources to capture medical history and sophisticated analytics and workflow tools with the aim of increasing the accuracy and efficiency of retrieval and documentation. We believe that through better provider engagement and intelligent use of data, our integrated model drives more accurate documentation of patient acuity, which optimizes reimbursement and improves the quality of care.

Financial and Administrative Management Services

We help providers assemble the complete infrastructure required to operate, manage and capitalize on a variety of value-based payment arrangements. These capabilities include:

•
Health plan services: A comprehensive suite of services including third-party administration, enrollment and billing support, medical and utilization management, third-party payment and program integrity support and provider network contracting services. Other health plan related services include sales and marketing, product development, actuarial, and regulatory and compliance.

•	Risk management: The capabilities needed to successfully manage risk from payers, including analysis, data and operational integration with payer processes, and ongoing performance management.

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

True Health

Following our acquisition of assets from NMHC on January 2, 2018, we own and operate True Health, a commercial health plan focused on serving small and large businesses across New Mexico, with approximately 20,000 members as of December 31, 2017. We expect to be able to leverage our platform to support a value-based provider-centric model of care in the state.

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

Comprehensive End-to-End Solution

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

Integrated Proprietary Technology

Our integrated proprietary technology, Identifi®, allows us to deliver a connected delivery ecosystem, implement replicable clinical processes, scale our Value-Based Operations and capitalize on multiple types of value-based payment relationships. Identifi® supports the following capabilities:

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

Provider-Centric Brand Identity

We believe our provider-centric brand identity and origins differentiate us from our competitors. We believe our solutions, which have built on capabilities developed at UPMC, resonate with potential partners seeking proven solutions from providers rather than large payers or non-health care businesses. Our analytical and clinical solutions are rooted in UPMC’s experience in growing a provider-led, integrated delivery network over the past 15 years, and growing to become one of the largest provider-owned health plans in the country. Our unique position allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with payer led solutions.

Partnership-Driven Business Model

Our business model is predicated on strategic partnerships with leading providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit. In certain cases, we also agree to participate alongside our partners in risk-sharing or other support arrangements to increase our alignment of interests.

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

Growth Opportunities

Multiple Avenues for Growth with Our Existing, Embedded Partner Base

We have established a multi-year partnership model with multiple drivers of embedded growth through the following avenues:

•	growth in lives in existing covered populations;

•	partners expanding into new lines of value-based care to capture growth in new profit pools;

•	partners utilizing our additional capabilities, such as new Identifi® applications, PBM and TPA services; and

•	capturing value created through a variety of value-based arrangements by participating alongside our partners in upside risk sharing arrangements.

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

Capitalize on Growth in Select Government-Driven Programs

Significant growth is projected in the number of people managed by government-driven programs in the United States over the next eight years. Specifically, CMS projects the number of Medicare beneficiaries to grow to approximately 63 million by 2020 from approximately 56 million at the end of 2016. We expect health systems to be direct beneficiaries of growth in Medicare Advantage and Medicaid Managed Care because those specific markets are well suited for value-based care. We believe that the growth in government programs will create an opportunity for health systems to capture a greater portion of the over two trillion dollars in annual health insurance expenditures. For example, in 2016, we launched our Next Generation ACO offering wherein, in addition to our services offering, we share in a portion of the upside and downside financial performance of the ACO through our fee structures with certain customers. The nature of our variable fee economic model enables us to benefit from this growth in government-managed lives. A significant portion of our revenues are attributable to government-driven programs, primarily comprised of Medicaid and, to a less significant extent, Medicare. This dynamic represents a change from prior periods and results in part from our acquisition of Valence Health as well as our strategic alliance with Passport. Since 2016, the Company has significantly expanded its presence in Medicaid and continues to look for additional ways to expand in the market, in part, by aligning itself with providers by participating in state mandated managed Medicaid initiatives. To this end, the Company has entered into a number of joint venture agreements to participate in various state mandated managed Medicaid initiatives.

Ability to Capture Additional Value through Delivering Clinical Results

We are capturing only a portion of the administrative dollars in the market through our current solution, which represent over 10% of total premium dollars. We believe there is a significant opportunity to capture a portion of the medical dollar over time—namely the remainder of the premium dollar which goes to medical expenses. As our health system partners continue to own a larger percentage of overall premiums, we have begun to pursue business models that allow us to participate in the medical savings through a variety of risk-sharing arrangements that align incentives to reduce costs and improve quality outcomes.

Expand Platform Offerings to Meet Evolving Market Needs

There are multiple business offerings that health systems may require to operate in a value-based care environment that we do not currently provide, including but not limited to:

•	PBM expansion to include additional specialty pharmacy management capabilities;

•	health savings account administration;

•	on-site or specialty clinic services; and

•	consumer engagement and digital outreach.

Selectively Pursue Strategic Acquisitions and Investments

We believe that the nature of our competitive landscape provides meaningful acquisition opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that providers will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche providers and non-core portions of larger enterprises. From time to time, we may also pursue acquisition and investment opportunities of businesses related to services we currently provide or that are complementary to our technical capabilities. As an example of executing on our strategy, in February 2016, we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. This alliance created the Medicaid Center of Excellence, which offers centralized services for provider-led Medicaid health plans. In addition, in the fourth quarter of 2016, we completed the acquisitions of Valence Health and Aldera, expanding our capabilities and expertise in the Medicaid and pediatric markets, as well as the provision of certain third party administration services. On January 2, 2018, we completed the acquisition of assets related to NMHC’s commercial business. Following the completion of the transaction, we contributed the assets of NMHC’s commercial business to True Health. True Health is a commercial health plan we operate in New Mexico that focuses on small and large businesses. We expect to be able to leverage our platform to support a value-based provider-centric model of care in the state.

Sales and Marketing

We market and sell our services to providers throughout the United States. Our dedicated sales team targets provider opportunities for our services platform solutions. Our sales team works closely with our leadership team and subject matter experts to foster long-term relationships with our provider partner’s leadership and board of directors given the nature of our partnerships. Our dedicated business development team works closely with our partners to identify additional service opportunities that can be offered from our services platform on a continuous basis.

Partner Relationships

Our business model is predicated on strategic partnerships with leading providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit.

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

As of December 31, 2017, we had contractual relationships with over 25 operating partners and a significant portion of our revenue is concentrated with a single partner, Passport, which comprised 20.6% of our revenue for 2017. As of December 31, 2017, our average contractual relationship with our operating partners was approximately four years, with an average of 1.8 years of performance remaining per contract. The contracts governing the relationships with our operating partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses.

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

Although the revenue from our contracts is not guaranteed because certain of our contracts are terminable for convenience by our partners after a notice period has passed, certain partners would be required to pay us a termination fee in certain circumstances. Termination fees and the related notice period in certain of our contracts are determined based on the scope of the market-facing solutions that the partner has adopted and the duration of the contract. Most of our contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a partner’s ability to terminate the contract. However, certain of our contracts are also terminable immediately on the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities. The loss, termination or renegotiation of any contract could negatively impact our results. In addition, as our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our partners will, from time to time, seek to restructure their agreements with us.

The contracts often contain exclusivity or other restrictive provisions, which may limit our ability to partner with or provide services to other providers or purchase services from other vendors within certain time periods and in certain geographic areas. The exclusivity and other restrictive provisions are negotiated on an individual basis and vary depending on many factors, including the term and scope of the contract. The time limit on these exclusivity and other restrictive provisions typically corresponds to the term of the contract. These exclusivity or other restrictive provisions often apply to specific competitors of our health system partners or specific geographic areas within a particular state or an entire state, subject to certain exceptions, including, for example, exceptions for employer plan entities that have operations in the restricted geographic areas but that are headquartered elsewhere. Accordingly, these exclusivity clauses may prevent us from entering into relationships with certain potential partners.

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

Our health plan, True Health, also competes with local and regional health care benefits plans, health care benefits and other plans sponsored by large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations. For additional information related to competition in our health plan business, see “Part I - Item 1A. Risk Factors - Risks relating to our business and industry.”

Health Care and Insurance Laws and Regulations

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce health care laws. While we believe we comply in all material respects with applicable health care and insurance laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. The following are summaries of key federal and state laws and regulations that impact our operations:

Health Care Reform

In March 2010, the ACA and the Health Care and Education Reconciliation Act of 2010, which we refer to, collectively, as health care reform, was signed into law. Health care reform contains provisions that have changed and will continue to change the health insurance industry in substantial ways. For example, health care reform includes a mandate that employers with over 50 employees offer their employees group health insurance coverage or face tax penalties; prohibitions against insurance companies that offer Individual Major Medical plans using pre-existing health conditions as a reason to deny an application for health insurance; medical loss ratio requirements that require each health insurance carrier to spend a certain percentage of their premium revenue on reimbursement for clinical services and activities that improve health care quality; establishment of health insurance exchanges to facilitate access to, and the purchase of, health insurance; and subsidies and cost-sharing credits to make health insurance more affordable for those below certain income levels.

Health care reform amended various provisions in many federal laws, including the Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Health care reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Most of the ACA regulations became effective on January 1, 2014.

The current administration and Congress have been seeking, and we expect they will continue to seek, legislative and regulatory changes to health care laws and regulations, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The order directed agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Since January 2017, Congressional efforts to repeal and replace the ACA have been unsuccessful. However, the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017. We are continuing to evaluate the impact of the repeal of the individual mandate on our business. The impact of the repeal and the executive order as well as the future of the ACA remain unclear. Further, the public exchange market is currently experiencing significant disruptions, as many insurers have incurred significant losses and announced their withdrawal from health insurance exchanges in a number of states. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects. In addition, Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. We cannot assure you as to the ultimate content, timing, or effect of any changes, nor is it possible at this time to estimate the impact of any such potential legislation or changes. Health care reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Stark Law

We are subject to federal and state “self-referral” laws. The Stark Law is a federal statute that prohibits physicians from referring patients for items covered by Medicare or Medicaid to entities with which the physician has a financial relationship, unless that relationship falls within a specified exception. The Stark Law is a strict liability statute and is violated even if the parties did not have an improper intent to induce physician referrals. The Stark Law is relevant to our business because we frequently organize arrangements of various kinds under which (a) physicians and hospitals jointly invest in and own ACOs, clinically integrated networks and other entities that engage in value-based contracting with third-party payors or (b) physicians are paid by hospitals or hospital affiliates for care management, medical or other services related to value-based contracts. We evaluate when these investment and compensation arrangements create financial relationships under the Stark Law and design structures that are intended to satisfy exceptions under the Stark Law or Medicare Shared Savings Program waiver.

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

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In January 2018, CMS released guidance to states on how to design and test programs that require “community engagement” as a condition to receiving Medicaid benefits. Shortly thereafter, CMS approved Kentucky’s application for a waiver to Medicaid’s rules to impose such a requirement. As a result, we expect the Kentucky waiver to reduce Passport’s membership in 2018. Consequently, this could have an impact on our revenues from Passport, which represented 20.6% of our revenue in 2017. Other states have applied for similar waivers from CMS and we cannot quantify or predict with any certainty the likely impact of such waivers on our business, financial condition, operating results and prospects.

Following the 2018 congressional, state and local elections, Congress and state and local legislatures may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes with respect to Medicare and Medicaid programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business. Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS and Congress to continue to closely scrutinize each component of the Medicare program as well as modify the terms and requirements of the program. It is not possible to predict the outcome of this Congressional or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid and Medicare programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

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

Insurance subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, True Health is regulated under specific New Mexico laws and regulations and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements.

Employees

As of December 31, 2017, we had approximately 2,600 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

Intellectual Property

Our continued growth and success depends, in part, on our ability to protect our intellectual property and proprietary technology, including our Identifi® software. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our with employees, independent contractors, consultants and companies with which we conduct business).

However, these intellectual property rights and procedures may not prevent others from creating a competitive online presence or otherwise competing with us. We may be unable to obtain, maintain and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our intellectual property position see “Part I - Item 1A. Risk Factors - Risks relating to our business and industry.”

Research and Development

Our research and development expenditures primarily consist of our strategic investment in enhancing the functionality and usability of our software, Identifi® and developing programs and processes to maximize care delivery efficiency and effectiveness. We also capitalize software development costs related to Identifi®. Our research and development expenditures and capitalized software development costs also include the suite of products developed by Accordion, Valence Health and Aldera.

We expensed $17.2 million, $11.1 million and $5.8 million in research and development costs for the years ended December 31, 2017, 2016 and 2015, respectively. We capitalized $27.1 million, $15.0 million and $6.4 million of internal-use software development costs for the years ended December 31, 2017, 2016 and 2015, respectively.

Organizational Structure

TPG
The Advisory Board
UPMC
Other Stockholders(4)
Class A and Class B common stock(1)
- 1.0% voting interest
- 0.2% economic interest
Class A and Class B common stock(2)
- 7.6% voting interest
- 5.3% economic interest
Class A common stock(3)
- 8.3% voting and economic interest
Class A common stock
- 82.8% voting and economic interest
Class B common units
No voting interest
- 0.9% economic interest
- Exchangeable one-for-one with Class A common stock
Class B common units
No voting interest
- 2.3% economic interest
- Exchangeable one-for-one with Class A common stock
Other Investor(5)
Evolent Health, Inc.
Class A and Class B common stock
- 0.3% voting interest
- No economic interest
Class B common units
- No voting interest
- 0.3% economic interest
- Exchangeable one-for-one with Class A common stock
Class A common units
- managing member (100% voting interest)
- 96.6% economic interest
Evolent Health LLC
(operating subsidiary)
Other Subsidiaries

(1) As of December 31, 2017, TPG beneficially owned approximately 0.2% of our outstanding Class A common stock and approximately 24.9% of our outstanding Class B common stock. David Bonderman and James G. Coulter are sole shareholders of TPG Growth II Advisors, Inc. and therefore may be deemed to share voting and dispositive power with respect to, and be the beneficial owners of, the shares of Class A and Class B common stock beneficially owned by TPG.
(2) As of December 31, 2017, The Advisory Board beneficially owned approximately 5.5% of our outstanding Class A common stock and approximately 66.8% of our outstanding Class B common stock. The board of directors of The Advisory Board has voting and dispositive power over the shares of Class A common stock and Class B common stock held by The Advisory Board. The members of such board of directors disclaim beneficial ownership with respect to such shares.
(3) The board of directors of UPMC has voting and dispositive power over the shares of Class A common stock held by UPMC. The members of such board of directors disclaim beneficial ownership with respect to such shares.
(4) Includes public stockholders and employees/partners.
(5) Such shares are held by Ptolemy. Michael R. Stone has voting and dispositive power over the shares of Class B common stock held by Ptolemy.

Corporate Information

Evolent began business operations in August 2011. Evolent Health, Inc., the registrant, was incorporated in the State of Delaware in December 2014. We completed our IPO in June 2015 and our Class A common stock is listed on the NYSE under the symbol “EVH.” Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. Substantially all of our operations are conducted through Evolent Health LLC and its consolidated subsidiaries and, subsequent to the Offering Reorganization, the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. For more information regarding the Offering Reorganization, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 4.”

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

Executive Officers of the Registrant

Our executive officers as of March 1, 2018, were as follows:

Name	Age (1)	Position
Frank Williams	51	Chief Executive Officer and Director
Seth Blackley	39	President
Nicholas McGrane	49	Chief Financial Officer
Tom Peterson	47	Chief Operating Officer
Jonathan Weinberg	50	General Counsel
Steve Wigginton	51	Executive Vice President
Lydia Stone	42	Chief Accounting Officer and Corporate Controller

(1) Age shown is as of March 1, 2018.

Frank Williams is the Chief Executive Officer, co-founder and member of the Board of Directors of Evolent. Prior to Evolent, he served as the Chief Executive Officer of The Advisory Board from June 2001 to September 2008, and as its Chairman from September 2008 to August 2011. Previously, Mr. Williams also served as President of MedAmerica OnCall, President of Vivra Orthopedics and as a management consultant for Bain & Co. He currently serves on the boards of Business Talent Group and Peer Health Exchange. Mr. Williams holds a bachelor of arts with high honors in political economies of industrial societies from the University of California, Berkeley, and a master of business administration from Harvard Business School.

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

Steve Wigginton joined Evolent in 2012 and has held several senior executive positions, including Chief Development Officer and Executive Vice President. Prior to joining Evolent, Mr. Wigginton served as the founding Chief Executive Officer of Medley Health, a venture-backed technology and services provider for physician practices, from 2010 to 2012. From 2005 to 2010, Mr. Wigginton was the President of Health Integrated, a provider of health management. Prior to Health Integrated, Mr. Wigginton was Executive Vice

President of Neoforma from 2000 to 2004. Mr. Wigginton joined Neoforma’s executive team after its acquisition of Pharos Technologies–a company he co-founded. Mr. Wigginton holds a bachelor of science in finance from Indiana University and a master of business administration from the Kelley School of Business, Indiana University.

Lydia Stone has served as our Controller since May 2013. She was appointed Principal Accounting Officer in September 2015, and Chief Accounting Officer in August 2017. Prior to joining Evolent, Ms. Stone was a Senior Manager at BAE Systems, Inc. from November 2010 to May 2013, and was a manager at Ernst & Young LLP in its Assurance practice from August 2004 to November 2010. Ms. Stone received her master’s degree in accounting from the College of William & Mary. Ms. Stone is a Certified Public Accountant in the Commonwealth of Virginia.

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

The rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. We believe that demand for our products and services has been driven in large part by price pressure in traditional FFS health care, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance, broader use of the Internet and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our products and services caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. In addition, our business, financial condition and results of operations may be adversely affected if health care reform is not implemented in accordance with our expectations or if it is amended in a way that impacts our business and results in our failure to execute our growth strategies.

The health care regulatory and political framework is uncertain and evolving.
Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a health care reform measure that provides health care insurance for approximately 20 million more Americans. The ACA includes a variety of health care reform provisions and requirements that were expected to become effective at varying times through 2018 and to substantially change the way health care is financed by both governmental and private insurers, which may significantly impact our industry and our business. The current administration and Congress have been seeking, and we expect they will continue to seek, legislative and regulatory changes to health care laws and regulations, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The order directed agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Since January 2017, Congressional efforts to repeal and replace the ACA have been unsuccessful. However, the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. We are continuing to evaluate the impact of the repeal of the individual mandate on our business. The impact of the repeal and the executive order as well as the future of the ACA remain unclear. Further, the public exchange market is currently experiencing significant disruptions, as many insurers have incurred significant losses and announced their withdrawal from health insurance exchanges in a number of states. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

In addition, Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. In January 2018, CMS released guidance to states on how to design and test programs that require “community engagement” as a condition to receiving Medicaid benefits. Shortly thereafter, CMS approved Kentucky’s application for a waiver to Medicaid’s rules to impose such a requirement. As a result, we expect the Kentucky waiver to reduce Passport’s membership in 2018. Consequently, this could have an impact on our revenues from Passport, which represented 20.6% of our revenue in 2017. Other states have applied for similar waivers from CMS and we cannot quantify or predict with any certainty the likely impact of such waivers, other changes in the law or new interpretations of existing laws, on our methods and costs of doing business.

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

Insurance subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, True Health is regulated under specific New Mexico laws and regulations and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements. In addition, state guaranty fund laws and related regulations subject us to assessments for certain obligations to policyholders and claimants of impaired or insolvent insurance companies (including state insurance cooperatives). Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company's claims through state guaranty association assessments.

In addition to these health care laws and regulations, we are subject to various other laws and regulations, including, among others, other aspects of state insurance laws, the Stark Law relating to self-referrals, the whistleblower provisions of the False Claims Act, anti-kickback laws, antitrust laws, the privacy and data protection laws. We have identified instances of noncompliance in the past and cannot guarantee that we will not identify other instances in the future, or the outcome of any regulatory investigation into any non-compliance. See “Part I-Item 1. Business-Health Care Laws and Regulations” for additional information. If we were to become subject to litigation, liabilities or penalties under these or other laws or as part of a governmental review or audit, our business could be adversely affected.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception, organically as well as through acquisitions. For example, we grew from six full-time employees at inception to approximately 2,600 employees as of December 31, 2017, and our revenue increased from $25.7 million for 2013 to $435.0 million for 2017 (after the completion of the Valence Health and Aldera acquisitions). If we do not effectively manage our growth as we continue to expand, the quality of our products and services could suffer. Our growth to date has increased the significant demands on our management, our operational and financial systems and infrastructure and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new employees, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business and results of operations could be harmed.

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of any contract could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our largest partner in 2017, Passport Health Plan, comprised 20.6% of our revenue for 2017. Our three largest partners in terms of accounts receivable in 2017, Cook County Health and Hospitals System, Indiana University Health Plan and MDWise Inc., comprised 32.1%, 16.5% and 11.8%, respectively, of such total amount as of December 31, 2017, or 60.4% in the aggregate. The sudden loss of any of our partners, including our strategic alliance partner, Passport or the renegotiation of any of our partner contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. As our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our partners will, from time to time, seek to restructure their agreements with us. We are currently in discussions with several of our partners, including some of our significant partners, to renegotiate their agreements with us. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently could negatively impact our revenues, business and prospects.

Because we rely on a limited number of partners for a significant portion of our revenues, we depend on the creditworthiness of these partners. Our partners are subject to a number of risks including reductions in payment rates from governmental payers, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations, such as plans established under the ACA and Aged, Blind and Disabled Medicaid. If the financial condition of our partners declines, our credit risk could increase. Should one or more of our significant partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and affect our bad debt reserves and net income.

Although we have long-term contracts with many partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. In addition, one of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our partners is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. We expect that future contracts will contain similar provisions.

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

We have made and may make acquisitions, investments and alliances, including the acquisitions of Valence Health, Aldera and assets from NMHC, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience, which was the case in our recent acquisition of assets from NMHC. That and other acquisitions, investments or alliances could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements. Consistent with our business strategy, we continuously evaluate, and are currently in the process of evaluating, potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated. As an example, in December 2017, we announced the termination of a previously announced agreement whereby we had agreed to purchase Premier Health Plan, subject to certain closing conditions.

In February 2016, we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. More recently, on October 3, 2016, we completed the acquisition of Valence Health, on November 1, 2016, we completed the acquisition of Aldera and on January 2, 2018, we completed the acquisition of assets from NMHC. The recently completed acquisitions of Valence Health, Aldera and assets from NMHC, as well as other acquisitions, investments and alliances could pose numerous risks to our business which could negatively impact our financial condition and results of operations, including:

•	difficulty integrating the purchased operations, products or technologies;

•	substantial unanticipated integration costs, delays and challenges that may arise in integration;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	the loss of key customers who are in turn subject to risks and financial dislocation in their businesses;

•	the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired business’ customers;

•	adverse effects on our existing business relationships with customers, suppliers, other partners, standing with regulators;

•	challenges related to the integration and operation of businesses that operate in new geographic areas and new markets or lines of business;

•	unanticipated financial losses in the acquired business, including the risk of higher than expected health care costs;

•	failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

•
liabilities, including acquired litigation, and expenses from the acquired businesses for contractual disputes with customers and other third parties, infringement of intellectual property rights, data privacy violations or other claims and failure to obtain indemnification for such liabilities or claims, and distraction of our personnel in connection with any related proceedings.

We may be unable to integrate the operations, products, technologies or personnel gained through the Valence Health, Aldera or NMHC acquisitions or integrate or complete any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of acquired businesses or companies, prior to and after consummation of a transaction, may be less than expected. Counterparties in transactions may have contracts with customers and other business partners which may require consents from these parties in connection with a transaction. If these consents cannot be obtained, the Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of any combined company. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations.

In connection with these acquisitions, investments or alliances, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. For example, as part of the closing consideration for the Valence Health acquisition we issued 6.8 million shares of the Company’s Class A common stock. In addition, the market price for our Class A common stock could be affected, following the consummation of any other transaction, by factors that have not historically affected the market price for our Class A common stock.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by our partner’s health care plan each month, expansion of our partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of our partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partner’s plans were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the customer’s continued participation in specified payer programs over which we have no control. If the customer ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract.

In addition, the transition to value-based care may be challenging for our partners. For example, fully capitated or other provider risk arrangements have had a history of financial challenges for providers. Our partners may also have difficulty in value-based care if premium pricing is under pressure or if they incur selection bias in the health plans under which they assume risk and in so doing the premium, capitation amount or other risk-sharing arrangement they undertake does not adequately reflect the health status of the membership. Our partners may choose not to continue to capitalize affiliated health plans or subsidize losses to their reimbursement rates. Furthermore, revenue under our partner contracts may differ from our projections because of the termination of the contract for cause or at specified life cycle events, or because of fee reductions that are occasionally given after the contract is initially signed.

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

As we enter into an increasing number and variety of risk sharing arrangements with partners, our revenues and profitability could be limited and negatively impacted.

We may choose to incorporate certain risk sharing arrangements as part of our contractual arrangements with our partners, and we expect to enter an increasing number and variety of risk sharing arrangements in the future. As an example, as part of our strategy to support certain partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements, with the downside arrangements limited to our fees and executed through our captive insurance subsidiary. Another example of risk sharing is our strategic alliance with Passport, where in February 2016 we invested alongside Passport in the creation of a joint Medicaid Center of Excellence in Louisville, Kentucky. As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. As of December 31, 2017, Evolent had approximately $24.7 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects. In addition, our failure to agree on satisfactory risk sharing solutions with potential partners could negatively impact our ability to attract new partners.

In addition, as we invest and enter into new joint ventures and strategic alliances, we may be required to make additional capital contributions.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners and for the year ended December 31, 2017, our business development expenses represented approximately 4.3% of our total revenues. Some of our partners undertake a significant and prolonged evaluation process, including to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. In addition, we estimate the costs and timing for completing the transformation phase of relevant partner relationships. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

If the estimates and assumptions we use to determine the size of the target market for our core services are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the market for our services may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

The principal assumptions relating to our market opportunity for our core services include health insurance expenditures, the total percentage of payments providers receive under value-based contracting, the size of the provider-sponsored health plan market and the fees we believe we can charge. Our market opportunity for our core services is also based on the assumption that the strategic approach that our solution enables for our potential partners will be more attractive to our partners than competing solutions. The solution we offer our target market contemplates one strategic option—to pursue clinical and technological integration to reduce utilization and total cost—among several such options our potential partners may pursue to achieve their objectives. Our potential partners may elect to pursue a different strategic option. In addition, our assumptions could be impacted by changes to health care laws and regulations as a result of the 2018 congressional, state and local elections and subsequent elections. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing partners and to our ability to attract new partners. The promotion of our brands may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our partners, or any adverse publicity surrounding one of our joint venture partners, investors or strategic alliance partners, could make it substantially more difficult for us to attract new partners. Similarly, because our existing partners often act as references for us with prospective new partners, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new partners. Therefore, financial adversity of our partners’ affiliated health plans may adversely affect our reputation. In addition, negative publicity resulting from any adverse government payor audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with partners, which would harm our business, results of operations and financial condition.

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

In addition, with respect to True Health, we face competition in the health care benefits industry, which is highly competitive and subject to significant changes from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. We will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants, proliferation of competing products and our competitors’ marketing and pricing. If we do not compete effectively in the geographies and product areas in which True Health operates, our business, financial condition, results of operations or prospects could be adversely affected.

Our offerings could be subject to audits by CMS and other governmental payors and whistleblower claims under the False Claims Act.

We support provider-sponsored health plans with Medicare Advantage, Medicaid and Exchange products, as well as health systems and physician groups participating in payer-delegated risk arrangements or in the CMS Next Generation ACO Model. We anticipate that CMS and other governmental payors will continue to review and audit the results of our services including risk adjustment offerings, with a focus on identifying possible false claims.

In addition, aspects of our review process and coding procedures could be subject to claims under the False Claims Act or Anti-Kickback Statute. Negative results of any such audit or claim could have a material adverse effect on our business, financial condition, results of operations or prospects and could damage our reputation.

Exclusivity and right of first refusal clauses in some of our partner and founder contracts may prohibit us from partnering with certain other providers in the future, and as a result may limit our growth.

Some of our partner and founder contracts include exclusivity and right of first refusal clauses. Any founder contracts with exclusivity, right of first refusal or other restrictive provisions may limit our ability to conduct business with certain potential partners, including competitors of our founders. For example, under the UPMC IP Agreement, if we were to conduct business with certain precluded providers, it would result in the loss of the license thereunder. Partner contracts with exclusivity or other restrictive provisions may limit our ability to partner with or provide services to other providers or purchase services from other vendors within certain time periods. These exclusivity or other restrictive provisions often apply to specific competitors of our health system partners or specific geographic areas within a particular state or an entire state. Accordingly, these exclusivity clauses may prevent us from entering into relationships with potential partners and could cause our business, financial condition and results of operations to be harmed.

In addition, we were party to a services, reseller and non-competition agreement with The Advisory Board that terminated on July 20, 2017, which we refer to as The Advisory Board Reseller Agreement, that, among other things, prohibits us from promoting, marketing, offering or selling certain unbundled technology services, consulting services unless reasonably expected to lead to a services contract or be part of a Blueprint engagement, or certain other services that are substantially similar to or competitive with certain Advisory Board services. Accordingly, that agreement prohibits us from selling such software or technology services on a standalone basis, but permits us to sell such services if they are part of an integrated offering to our partners and such services account for no more than 50% of the aggregate revenue attributable to our partner during the term of the contract. The Advisory Board Reseller Agreement also prohibits us from promoting, marketing, offering or selling consulting services that are not intended to be a part of our Blueprint services or any services that are substantially similar to or competitive with certain Advisory Board services. These restrictions are in effect until the earlier of June 27, 2020, and the date on which The Advisory Board no longer holds shares of our common stock. We have also entered into a reseller, services and non-competition agreement with an affiliate of UPMC, which we refer to as the UPMC Reseller Agreement, pursuant to which we are prohibited from providing products or services to certain third parties and in certain territories. These restrictions could cause our business, financial condition and results of operations to be harmed if we found it advantageous to provide products or services to such third parties or in such territories during the restricted period.

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

We may not be able to protect our trade secrets, know-how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our proprietary information or technology is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know-how and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other proprietary information.

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

Our services involve the collection, storage and analysis of confidential information. In certain cases such information is provided to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures designed to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers, may be vulnerable to cyber-attacks, security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. A cyber-attack that bypasses our, or our third-party providers’, security systems successfully could require us to expend significant resources to remediate any damage, interrupt our operations, damage our reputation and our relationship with our partners, expose us or other third parties to a risk of loss or misuse of confidential information, reduce demand for our products and services or subject us to significant liability as well as regulatory action.

In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. As a result, the costs of attempting to protect against cybersecurity risks and the costs of responding to cyber-attacks are significant. This could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage.

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

Our ability to deliver our products and services, particularly our cloud-based solutions, is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone and facsimile services. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our partners.

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

If our vendors are unable or unwilling to provide the services necessary to support our business, or if our agreements with such vendors are terminated, our operations could be significantly disrupted. Certain vendor agreements may be unilaterally terminated by the licensor for convenience, and if such agreements are terminated, we may not be able to enter into similar relationships in the future on reasonable terms or at all. We may also incur substantial costs, delays and disruptions to our business in transitioning such services to ourselves or other third-party vendors. In addition, third-party vendors may not be able to provide the services required in order to meet the changing needs of our business.

Our inability to contain health care costs relating to True Health, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements may adversely affect our business and profitability.
The profitability of our health plan business depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, demographic characteristics, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations.

In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates, including retroactive decreases in Medicaid reimbursement rates, and/or retrospective changes in membership and associated financial responsibility, delays in premium payments or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.

The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in health care costs, expenses, general economic conditions and other factors. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.

The profitability of our health plan business is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, PBM service providers and other health care providers. Physicians, hospitals and other health care providers may refuse to contract with us, and the failure to secure or maintain cost-effective health care provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among health care providers, ACO practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, and our business, cash flows, financial condition and results of operations could be adversely affected.

Our inability to contract with providers, or if providers attempt to use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, or the inability of providers to provide adequate care, could adversely affect our business. In addition, we do not have contracts with all providers that render services to our members and, as a result, do not have a pre-established agreement about the amount of compensation those out-of-network providers will accept for the services they render, which can result in significant litigation or arbitration proceedings, or provider attempts to obtain payment from our members for the difference between the amount we have paid and the amount they have charged.

A significant reduction in the enrollment in our health plan could have an adverse effect on our business and profitability.

A significant reduction in the number of enrollees in our health plan could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain health care coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; negative publicity and news coverage; and failure to attain or maintain nationally recognized accreditations.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

Our total assets include substantial goodwill. At December 31, 2017, we had $628.2 million of goodwill on our Consolidated Balance Sheets related to our one operating segment and reporting unit. Goodwill represents the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. In the first quarter of 2016, we recorded an impairment charge of $160.6 million on our Consolidated Statements of Operations.

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

A detailed discussion of our impairment testing is included in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our Class A common stock price declined significantly, reaching our historic low in the first quarter of

2016. During the three months ended March 31, 2016, our Class A common stock traded between $8.48 and $12.32, or an average Class A common stock price of $10.33 compared to an average Class A common stock price of $19.51 and $14.73 during the three-month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our Class A common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in Class A common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of March 31, 2016, ultimately resulting in an impairment charge of $160.6 million.
In addition, following our 2017 annual goodwill review, we concluded that a sustained decline in the average closing price per share of our Class A common stock was an indicator that our goodwill might be impaired and we performed a quantitative goodwill impairment test as of December 14, 2017. Though we determined that fair value was greater than carrying value and goodwill was not impaired as of December 14, 2017, if our Class A common stock price continues to decline or if other indications of impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy or interest rates. Any further impairment charges that we may record in the future could be material to our results of operations.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, especially now that we are no longer an “emerging growth company.”

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

We were an “emerging growth company” as defined in the JOBS Act until December 31, 2017. As an emerging growth company, we took advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, a delay in the timeframe required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Due to the loss of our emerging growth company status, we will no longer be able to take advantage of these exemptions. As a result, we will be required to devote increased management effort and incur additional expenses, which include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others, to ensure compliance with the various reporting requirements. We cannot predict or estimate the amount of additional costs or the timing of such costs.

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

Class B Exchanges have occurred and will likely occur in the future. Past exchanges have resulted in, and future exchanges are expected to result in, increases in the tax basis of our share of the assets of Evolent Health LLC. These increases in tax basis have increased as a result of past exchanges, and future exchanges may result in increases in the tax basis of the assets of Evolent Health LLC that otherwise would not have been available. In addition, we expect that certain NOLs will be available to us as a result of the transactions as described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - “Tax Receivables Agreement.” These increases in tax basis and NOLs may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

We have entered into the TRA, related to the tax basis step-up of the assets of Evolent Health LLC and certain NOLs of the former members of Evolent Health LLC, with the holders of Class B common units and certain of our other investors (the “TRA Holders”). Pursuant to the TRA, we will pay the TRA Holders 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of increases in tax basis resulting from exchanges of Class B common units for shares of our Class A common stock (calculated assuming that any post-IPO transfer of Class B common units (other than the exchanges) had not occurred) as well as certain other benefits attributable to payments under the TRA itself.

The TRA also requires us to pay 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings and an affiliate of TPG attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA.

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law (after giving effect to the reduction in the corporate income tax rate under the Tax Act) and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the Offering Reorganization and the estimated tax basis step-ups resulting from each completed exchange, if all of the Class B common units currently outstanding were acquired by us in taxable transactions on December 31, 2017, for a price of $12.30 per Class B common unit (based on the last reported sale price of our Class A common stock on December 29, 2017), we estimate that the total amount that we would be required to pay under the TRA could be approximately $105.6 million. This estimated amount includes approximately $17.1 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and approximately $80.8 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred in connection with our completed secondary offerings. This estimated amount of approximately $105.6 million is less than the approximately $197.5 million we estimated as of August 4, 2017, in connection with our follow-on primary offering; this difference is, in part, attributable to the reduction in the corporate income tax rate under the Tax Act, as described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 12,” which has the effect of reducing the value of tax attributes that offset taxable income, as well as to the decline in our Class A common stock from $24.60 as of August 4, 2017.

The actual amount we will be required to pay under the TRA may be materially greater than these hypothetical amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, the timing of further exchanges, the price of our Class A common stock at the time of further exchanges, the amount of our Class B common units surrendered in further exchanges, the value of our assets at the time of further exchanges and allocation of our tax basis step-up to such assets, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

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

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by any exchanges of Class B common units (together with an equal number of shares of our Class B common stock) for our Class A common stock and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - Tax Receivables Agreement” for additional information.

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

The TRA provides that upon certain changes of control, or if, at any time, we elect an early termination of the TRA or are in material breach of our obligations under the TRA, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits to the holders of Class B common units, the former stockholders of Evolent Health Holdings and the former stockholders of an affiliate of TPG. Such payment would be based on certain valuation assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. The benefits would be payable even though, in certain circumstances, no Class B common units are actually exchanged, thereby resulting in no corresponding tax basis step-up at the time of such accelerated payment under the TRA and no NOLs are actually used at the time of the accelerated payment under the TRA. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the TRA and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the TRA could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of holders of our Class A common stock.

Different interests among our investors or between our investors and us, including with respect to related party transactions, could prevent us from achieving our business goals.

As of February 23, 2018, The Advisory Board and UPMC owned 5.5% and 8.6% of our Class A common stock, respectively, while The Advisory Board also owned 66.8% of our Class B common stock. As of February 23, 2018, The Advisory Board and UPMC owned a 7.6% and 8.3% economic interest in Evolent Health LLC, respectively. These pre-IPO investors could have business interests that conflict with those of the other investors, which may make it difficult for us to pursue strategic initiatives that require consensus among our owners.

Our relationship with our pre-IPO investors could create conflicts of interest among our investors, or between our investors and us, in a number of areas relating to our past and ongoing relationships. For example, certain of our products and services compete (or may compete in the future) with various products and services of our investors. On November 17, 2017, OptumInsight, Inc., a wholly owned indirect subsidiary of UnitedHealth Group Incorporated (“United”), acquired The Advisory Board. United and its subsidiaries could have business interests that compete or conflict with us and our other investors and we cannot predict how United’s acquisition of The Advisory Board will impact our relationship with The Advisory Board as a shareholder or otherwise.

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

Sales or issuances of substantial amounts of our Class A common stock in the public market by us or sales by our existing stockholders of substantial amounts of our Class A common stock (including by the Advisory Board, who owns 4.1 million shares of our Class A common stock and 1.8 million shares of our Class B common stock as of February 23, 2018, or by UPMC, who owns 6.4 million shares of our Class A common stock as of February 23, 2018) in the public market could cause the market price of our Class A common stock to decrease significantly. The perception in the public market that these issuances or sales may occur could also depress our market price. As of February 23, 2018, there were 74.7 million shares of Class A common stock outstanding. In addition, 4.3 million options that are held by our employees are currently exercisable or will be exercisable in 2018.

In connection with acquisitions and other transactions, from time to time we issue shares of our Class A common stock in transactions exempt from registration under the Securities Act. For example, in connection with the acquisition of Valence Health, we issued 6.8 million shares of our Class A common stock in transactions exempt from registration under the Securities Act. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional information. The market price of shares of our Class A common stock may drop significantly as a result of the issuance of additional shares, the resale of such shares or when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of the 2021 Notes or upon exchange of Class B common units.

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our 2021 Notes or upon the exchange of Class B common units (together with an equal number of shares of our Class B common stock), or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate.

As of February 23, 2018, 74.7 million shares of our Class A common stock and 2.7 million Class B common units were outstanding. Up to a maximum of 6.6 million shares of our Class A common stock is reserved for issuance upon the conversion of the 2021 Notes. In addition, each Class B common unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock. Pursuant to our registration rights agreement, we granted registration rights to the holders of the Class B common units with respect to their shares of Class A common stock delivered in exchange for their Class B common units, as well as certain other holders of our Class A common stock. Resales of these securities were registered pursuant to our Registration Statement on Form S-3, File No. 333-212709, initially filed on July 28, 2016 and declared effective on August 12, 2016. We cannot assure you if or when any future offerings or resales of these shares may occur.

Some provisions of Delaware law, our second amended and restated certificate of incorporation and our second amended and restated by-laws and certain of our contracts may deter third parties from acquiring us.

Among other things, our second amended and restated certificate of incorporation and our second amended and restated by-laws:

•	divide our board of directors into three staggered classes of directors that are each elected to three-year terms;

•	prohibit stockholder action by written consent;

•
authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board or the chief executive officer;

•	require advance notice to be given by stockholders for any stockholder proposals or director nominees;

•
require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to amend certain provisions of our second amended and restated certificate of incorporation and any provision of our second amended and restated by-laws; and

•	require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to remove directors and only for cause.

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

These and other provisions could have the effect of discouraging, delaying or preventing a transaction involving a change in control of our company or could make it more difficult for stockholders to elect directors of their choosing or to cause us to take other corporate actions that they desire. Provisions in certain of our contracts may also deter third parties from acquiring us. For example, under the UPMC IP Agreement, Evolent Health LLC’s license to certain intellectual property of UPMC would cease if we are acquired by certain specified acquirers. In addition, our contracts with certain partners would terminate if we are acquired by certain competitors.

Our second amended and restated certificate of incorporation and stockholders’ agreement contain provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our pre-IPO investors.

Each of TPG, The Advisory Board and UPMC and their respective affiliates (including, in the case of The Advisory Board, its owner, United) may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our second amended and restated certificate of incorporation and stockholders’ agreement provide that such stockholders and their respective affiliates do not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that TPG, The Advisory Board or UPMC or any of their respective affiliates (including, in the case of The Advisory Board, its owner, United) acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our second amended and restated certificate of incorporation and stockholders’ agreement also provide that, to the fullest extent permitted by law, none of such stockholders or their respective affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that any such stockholder or any of its affiliates directs such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by TPG, The Advisory Board or UPMC to themselves or their respective affiliates (including, in the case of The Advisory Board, its owner, United) instead of to us.

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

Because we have a material weakness in our internal control over financial reporting and because we have concluded that our internal control over financial reporting is not effective, we may be unable to produce timely and accurate financial statements and this could adversely impact our investors’ confidence and our stock price.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. During the course of preparing for our IPO, we determined that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. This material weakness resulted in the revision of the Company’s consolidated financial statements for the quarter ended June 30, 2017. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result of this material weakness, our management concluded as of December 31, 2016 and as of December 31, 2017 that our internal control over financial reporting was not effective, and also that our disclosure controls and procedures were not effective. In addition, our independent registered public accounting firm has issued an opinion that appears herein indicating that we have not maintained, in all material respects, effective internal control over financial reporting. Because we have been unable to assert that our internal control over financial reporting is effective, or because our independent registered public accounting firm has expressed an opinion that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected.

We are currently in the process of remediating the material weakness and have taken numerous steps that we believe will address the underlying causes of the material weakness. Steps we have taken include hiring additional, and reallocating existing, accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department, enhancing our internal review procedures during the financial statement close process and refining our existing internal control documentation. This initiative has placed significant demands on our financial and operational resources, as well as our IT systems. Our efforts to design and implement an effective control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. The material weakness described above or any newly identified material weakness could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. In addition, if we fail to effectively remediate deficiencies in our control environment, if we identify future material weaknesses in our internal controls over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to investigations by the NYSE, the SEC or other regulatory authorities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 91,000 square feet of office space. We occupy office space in Riverside, Illinois and approximately 90,000 square feet of office space in Chicago, Illinois, each as a result of our acquisition of Valence Health. We also occupy office space in Lisle, Illinois, as a result of our acquisition of Aldera. In addition, we occupy office space in Texas and California and also incur monthly rental expense to have a limited number of personnel on-site at certain client locations. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies,” the total rental expense on operating leases, net of sublease income, was $10.9 million for the year ended December 31, 2017.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies - Litigation Matters.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market and Dividend Information

Market Information

On June 5, 2015, we closed an IPO of our Class A common stock at a price of $17.00 per share. Prior to that time, there was no public market for our stock. Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “EVH.” The following presents the high and low prices for our Class A common stock on the New York Stock Exchange during the periods indicated:

	2017		2016
Fiscal Period	High	Low	High	Low
First Quarter	$23.35	$14.50	$12.80	$8.14
Second Quarter	27.50	20.75	19.22	9.78
Third Quarter	27.15	15.00	26.84	17.94
Fourth Quarter	19.20	10.30	25.66	14.70

Our Class B common stock is neither listed nor traded on any stock exchange.

Holders

As of February 23, 2018, there were 30 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder. As of February 23, 2018, there were three holders of record of our Class B common stock.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock between June 5, 2015, and December 31, 2017, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on June 5, 2015, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

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

The selected financial data (in thousands, except per share data) presented below as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015 was derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data (in thousands, except per share data) presented below as of December 31, 2015, 2014 and 2013, and for the years ended December 31, 2014 and 2013 was derived from our audited consolidated financial statements not included in this Form 10-K. You should read the following selected financial data in conjunction with “Part I - Item 1A. Risk Factors,” “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying audited consolidated financial statements and notes to consolidated financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in future periods.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Total revenue	$434,950	$254,188	$96,878	$—	$25,671
Goodwill impairment	—	160,600	—	—	—
Gain on consolidation	—	—	414,133	—	—
Gain on deconsolidation	—	—	—	—	46,246
Income (loss) from equity affiliates	(1,755)	(841)	(28,165)	(25,246)	(4,241)
Net income (loss)	(69,767)	(226,778)	319,814	(25,246)	20,023
Per share data:
Net income (loss) - basic	$(0.94)	$(3.55)	$13.14	$(13.46)	$2.51
Net income (loss) - diluted	(0.94)	(3.55)	6.93	(13.46)	0.99

	As of December 31,
	2017	2016	2015	2014	2013
Goodwill	$628,186	$626,569	$608,903	$—	$—
Investments in and advances to affiliates	1,531	2,159	—	37,203	50,940
Total assets	1,312,697	1,199,839	1,015,514	37,203	50,940
Long-term debt	121,394	120,283	—	—	—
Redeemable preferred stock	—	—	—	39,273	37,680
Non-controlling interests	35,427	209,588	285,238	—	—
Total equity (deficit)	1,046,306	912,114	934,579	(2,070)	13,260

The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire twelve-month periods ended December 31, 2017 and 2016, and include the results from Passport, Valence Health and Aldera from February 1, 2016, October 3, 2016, and November 1, 2016, respectively. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information about the acquisitions.

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

INTRODUCTION

Background and Recent Events

Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. Evolent Health, Inc. was incorporated in the state of Delaware in December 2014 and completed its IPO in June 2015. Substantially all of its operations are conducted through Evolent Health LLC and its consolidated subsidiaries. The financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc.

During 2017, the Company undertook several transactions (including various offerings of its Class A common shares, investments in affiliates and an asset acquisition), some of which may impact year-to-year comparisons. In addition, subsequent to year-end, the Company undertook transactions that may impact our results of operations in future periods. The following is a discussion of certain transactions.

Acquisition of New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health, completed its previously announced acquisition of assets related to NMHC’s commercial business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The consideration paid by the Company in connection with the acquisition consisted of $10.3 million in cash (subject to certain adjustments), of which $0.3 million was deposited in an escrow account. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico. At the time of the acquisition, the Company also entered into a managed services agreement with NMHC to support its ongoing business. The Company will begin reporting the results of True Health during the first quarter of 2018, and anticipates the results will be presented as a new reportable segment.

Medicaid Opportunities

Following the establishment of our Medicaid Center of Excellence alongside Passport and our acquisitions of Valence Health and Aldera in 2016, the Company has significantly expanded its presence in Medicaid and continues to look for additional ways to expand in the market. A part of the Company’s strategy is to align with providers by participating in state mandated managed Medicaid initiatives. In connection with select initiatives, the Company may create a dedicated managed services organization (“MSO”) in which it would acquire a minority stake and its provider partner would own a majority position. As member lives are added to the MSO through the program, the Company may provide additional financial support to the MSO to support reserve requirements. This support could take the form of provision of letters of credit, loans, equity investments, reinsurance arrangements and other extensions of capital, and the Company has provided and in the future may provide similar forms of support to partners outside of an MSO arrangement.

Securities Offerings

August 2017 Primary Offering

In August 2017, the Company completed a primary offering of 8.8 million shares of its Class A common stock at a price to the public of $19.85 per share and a corresponding price to the underwriters of $19.01 per share (the “August 2017 Primary”). This offering resulted in net cash proceeds to the Company of approximately $166.9 million (gross proceeds of $175.0 million, net of $8.1 million in underwriting discounts and stock issuance costs). For each share of Class A common stock issued by Evolent Health, Inc., the Company received a corresponding Class A common unit from Evolent Health LLC in exchange for contributing the issuance proceeds to Evolent Health LLC. As a result of the Class A common stock and Class A common units of Evolent Health LLC issued during the August 2017 Primary, the Company’s economic interest in Evolent Health LLC increased from 96.1% to 96.6% immediately following the August 2017 Primary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

2017 Secondary Offerings

Certain affiliates of TPG, The Advisory Board, UPMC and Ptolemy Capital (together, the “Investor Stockholders”) have an existing exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units. The Class B common units of Evolent Health LLC received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A common units of Evolent Health LLC, and Evolent Health LLC cancels the Class B common units of Evolent Health LLC it receives in the Class B Exchange. The Class B Exchanges and subsequent cancellation of Class B common units of Evolent Health LLC result in an increase in the Company’s economic interest in Evolent Health LLC. The Company did not receive any proceeds from Class B exchanges or the sale of Class A common stock in the secondary offerings described below.

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

The shares sold in the June 2017 Secondary consisted of 0.7 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders and 3.8 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the June 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 90.5% to 96.1% immediately following the June 2017 Secondary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

May 2017 Secondary Offering

In May 2017, the Company completed a secondary offering of 7.0 million shares of its Class A common stock at a price to the underwriters of $24.30 per share (the “May 2017 Secondary”). The shares were sold by the Investor Stockholders and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”).

The shares sold in the May 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders, 3.8 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the May 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 84.9% to 90.5% immediately following the May 2017 Secondary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

March 2017 Secondary Offering

In March 2017, the Company completed a secondary offering of 7.5 million shares of its Class A common stock at a price to the underwriters of $19.53 per share (the “March 2017 Secondary”).

The shares sold in the March 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders and 4.4 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the March 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% immediately following the March 2017 Secondary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

In connection with the March 2017 Secondary, the underwriters exercised, in full, their option to purchase an additional 1.1 million shares of Class A common stock (the “March 2017 Option to Purchase Additional Shares”) from the Investor Stockholders at a price of $19.53 per share. The March 2017 Option to Purchase Additional Shares closed on May 1, 2017.

The shares sold in the March 2017 Option to Purchase Additional Shares consisted of 0.5 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders. It also included 0.6 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of the Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the March 2017 Option to Purchase Additional Shares, the Company’s economic interest in Evolent Health LLC increased from 83.9% to 84.9% immediately following the March 2017 Option to Purchase Additional Shares, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

The June 2017 Secondary, May 2017 Secondary, March 2017 Secondary and March 2017 Option to Purchase Additional Shares are collectively referred to as the “2017 Secondary Offerings.”

The Company owned 96.6% and 77.4% of the economic interests and 100% of the voting rights in Evolent Health LLC as of December 31, 2017 and 2016, respectively.

Asset Acquisitions

Accordion Health, Inc.

On June 8, 2017, the Company entered into an agreement to acquire Accordion for $3.2 million (the “Accordion Purchase Agreement”). Accordion provides technology that the Company believes enhances its RAF services to its partners. In addition to technology assets, the software development team from Accordion joined Evolent as full-time employees. Under the terms of the Accordion Purchase Agreement, members of the software development team will be eligible for an additional $0.8 million earn-out, contingent upon the completion of specified software development targets.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identified asset, thus satisfying the requirements of the screen test introduced in ASU 2017-01. The assets acquired in the transaction were measured based on the amount of cash paid to Accordion, including transaction costs, as the fair value of the assets given was more readily determinable than the fair value of the assets received. The Company classified and designated the identifiable assets acquired as a $3.3 million technology intangible asset, inclusive of approximately $0.1 million of capitalized transaction costs. The Company also assessed and determined the useful life of the acquired intangible assets to be 5 years, and the intangible assets will be amortized on a straight line basis over this period. The Company will account for the contingent earn-out as a post-acquisition expense if the specified software development targets are achieved. The transaction was a taxable stock acquisition and the Company recognized deferred tax liability of approximately $2.0 million related to the book-tax basis difference in the acquired asset, which resulted in an income tax benefit related to the reduction in the Company’s previously established valuation allowance, the reduction of which is accounted for outside of acquisition accounting. This amount was recorded as an intangible asset. The deferred tax liability represents a future source of potential taxable income that enables the Company to release some of its previously established valuation allowance, the reduction of which is accounted for outside of acquisition accounting, resulting in income tax benefit.

Business Overview

We are a market leader in the new era of health care delivery and payment, in which leading providers are taking on increasing clinical and financial responsibility for the populations they serve. Our purpose-built platform, powered by our technology, proprietary processes and integrated services, enables providers to migrate their economic orientation from FFS reimbursement to value-based payment models. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

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

We market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a Blueprint for executing that opportunity. During the second portion of the transformation phase, which typically lasts 12 to 15 months, we generally work with our partner to implement the Blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek to enter into agreements which we call the platform and operations phase and for which we deliver a wide range of services that support our partner in the execution of its new strategy. Contracts in the platform and operations phase can range from three to ten years in length. In the platform and operations phase, we establish a local market presence and embed our resources alongside our partners. Revenue from these contracts is not guaranteed because certain of these contracts are terminable for convenience by our partners after a notice period has passed, and certain partners would be required to pay us a termination fee in certain circumstances. At times our contracts may be amended to change the nature and price of the services and/or the time period over which they are provided.

As of December 31, 2017, we had contractual relationships with over 25 operating partners, and a significant portion of our revenue is concentrated with a single partner, Passport, which comprised 20.6% of our revenue for 2017.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As of the date the financial statements were available to be issued, we believe we have sufficient liquidity for the next 12 months.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. Our annual goodwill impairment testing date is October 31. We perform impairment tests between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform impairment tests of goodwill at our single reporting unit level, which is consistent with the way management evaluates our business. Acquisitions to date have been complementary to the Company’s core business, and therefore goodwill is assigned to our single reporting unit to reflect the synergies arising from each business combination.

The Company adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The adoption resulted in an update to our accounting policy for goodwill impairment, which is described below.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations.

A description of our goodwill impairment tests during 2017 and 2016 follows below.

2017 Goodwill Impairment Tests

On October 31, 2017, the Company performed its annual goodwill impairment review for fiscal year 2017. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest fair value of our single reporting unit was below the carrying value. As a result, a quantitative goodwill impairment analysis was not required.

Following the date of our annual goodwill review, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the month of November was approximately $12.01, a 42.4% decrease compared to the average closing price for the period from January to October. A sustained decline in the price of our Class A common stock and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the price of our Class A common stock in November did represent a sustained decline and therefore was an indicator that our goodwill might be impaired. The Company proceeded to perform a quantitative goodwill impairment test as of December 14, 2017.

Quantitative Assessment Results

To determine the implied fair value for our single reporting unit, we used both a market multiple valuation approach (“market approach”) and a discounted cash flow valuation approach (“income approach”).  In determining the estimated fair value using the market approach, we considered the level of our Class A common stock price and assumptions that we believe market participants would make in valuing our reporting unit, including the application of a control premium. In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital.  This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common units, the impact of updated tax legislation, capital market assumptions and other subjective inputs. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company re-evaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the concluded fair value for the reporting unit. For purposes of this analysis, the Company weighted the results 70% towards the market approach and 30% towards the income approach, to give greater prominence to the Level 1 inputs used in the market approach.

In our December 14, 2017, quantitative assessment, our most sensitive assumption for purposes of the market approach was our estimate of the control premium, and the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. A significant decrease in the control premium or a significant increase in the discount rate in isolation would result in a significantly lower fair value. The concluded fair value under the market approach exceeded carrying value by approximately $140.4 million, or 13.4%. Decreasing the selected control premium of 27.5% by 300 basis points (approximately 10%)

would result in the concluded fair value exceeding the carrying value by approximately $112.3 million, or 10.7%. The concluded fair value under the income approach exceeded carrying value by approximately $233.2 million, or 22.2%. Increasing the selected discount rate of 13.0% by 50 basis points (approximately 5%) would result in the concluded fair value exceeding the carrying value by approximately $164.5 million, or 15.7%.

As fair value was greater than carrying value under both the market and income approaches, goodwill was not impaired as of December 14, 2017.

As of December 31, 2017, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined that there have been no such indicators. Therefore, it was unnecessary to perform an interim goodwill impairment assessment as of December 31, 2017.

2016 Goodwill Impairment Tests

As discussed in Notes 2 and 3 of “Item II - Part 8. Financial Statements and Supplementary Data,” we adopted ASU 2017-04 effective January 1, 2017, thus changing our policy with regard to goodwill impairment testing. The discussion below of our goodwill impairment testing during 2016 was performed using a two-step method under our previous policy. Under our previous policy, Step 1 of the goodwill impairment test involved a quantitative calculation of the Company’s fair value, which was then compared to the carrying value. If the fair value estimate was less than the carrying value, it was an indicator that goodwill impairment may exist, and Step 2 was required. In Step 2, the implied fair value of goodwill was determined. The fair value as determined in Step 1 was assigned to all of the Company’s net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill was lower than its carrying amount, goodwill was impaired and written down to its fair value; and a charge was reported in impairment of goodwill on our Consolidated Statements of Operations.

As a result of the Offering Reorganization described in “Item II - Part 8. Financial Statements and Supplementary Data - Note 4,” we revalued our Consolidated Balance Sheets to the market value of our IPO share price of $17.00 and recorded $608.9 million in goodwill on our Consolidated Balance Sheets.

Subsequent to our 2015 annual impairment testing, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during the period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

Step 1 Results

To determine the implied fair value for our single reporting unit, we used both a market approach and income approach, as described above. In our March 31, 2016, Step 1 test, our most sensitive assumption for purposes of the market approach was our estimate of the control premium, and the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. As of March 31, 2016, our single reporting unit failed the Step 1 analysis as we determined that its implied fair value was less than its carrying value based on the weighting of the fair values determined under both the market and income approaches. As fair value was less than carrying value, we performed a Step 2 test to determine the implied fair value of our goodwill.

Step 2 Results

In our March 31, 2016, Step 2 test, the fair value of all assets and liabilities was estimated, including our tangible assets (corporate trade name, customer relationships and technology), for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill, resulting in an impairment charge of $160.6 million on our Consolidated Statements of Operations.

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

On October 31, 2016, the Company performed its annual goodwill impairment review for fiscal year 2016. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest fair value was below carrying value. As a result, a quantitative Step 1 goodwill impairment analysis was not required.

As of December 31, 2016, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined that there have been no such indicators. Therefore, it was unnecessary to perform an interim goodwill impairment assessment as of December 31, 2016.

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

As discussed above, we identified a triggering event and performed a quantitative analysis over the carrying value of our goodwill balance during the fourth quarter of 2017. Identification of the triggering event also triggered an impairment analysis of the carrying value of our intangible asset group. In conjunction with the impairment testing of the carrying value of our goodwill, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable.  We performed a quantitative analysis, which required management to compare the total pre-tax, undiscounted future cash flows of the intangible asset group to the current carrying amount.  The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group.  Based on our quantitative analysis, we determined that the pre-tax, undiscounted cash flows exceeded the carrying value and therefore concluded that our intangible assets were recoverable.

Also as discussed above, our single reporting unit failed the Step 1 test for goodwill impairment during the first quarter of 2016, thus triggering an impairment analysis of the carrying value of our intangible asset group.  Based on our Step 1 test for the intangible asset group, we concluded the carrying amount of our intangible assets were recoverable given the pre-tax, undiscounted cash flows exceeded the carrying value of the intangible asset group.

Management did not identify any additional indicators of impairment during 2017, or for the years ended December 31, 2016 and 2015.

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

The Company recognizes revenue associated with certain transformation contracts based on a proportionate performance method, where revenue is recognized each period in proportion to the amount of the contract completed during that period. In the case of implementation revenues tied to certain health plan services activities, such revenue is deferred and amortized over the life of the contract. Contract completion is measured using output measures as best estimated by labor hours incurred compared to the total estimated labor hours necessary to complete our performance obligations contained in the contract.

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

The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in “Cost of revenue” and “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Additionally we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs. We recognize share-based award forfeitures as they occur.

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

Adoption of New Accounting Standards

In November 2016, the FASB issued Accounting Standards Update ASU 2016-18, which reduces diversity in practice regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The Company elected to early adopt ASU 2016-18 effective December 15, 2017.

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

A significant portion of the Company’s restricted cash consists of cash held on behalf of partners to process PBM claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. Under the previous standard, there was no net impact to the statement of cash flows related to these amounts as the change in accounts payable was offset by the change in restricted cash. Upon adoption of ASU 2016-18, the change in restricted cash held on behalf of PBM partners would no longer net to zero, thereby potentially having a significant impact on cash flows from operations period over period. Given the pass-through nature of these PBM claim payments, the change in restricted cash held on behalf of PBM partners will be presented within cash flows from financing activities on our statements of changes in cash flows under the updated requirements of ASU 2016-18.

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Prior to	Adoption
	Adoption	Adjustments	As Reported
For the year ended December 31, 2017
Cash Flows from Investing Activities
Change in restricted cash and restricted investments	$(29,471)	$29,471	$—
Purchase of restricted investments	—	(3,805)	(3,805)
Net cash and restricted cash provided by (used in) investing activities	(37,931)	25,666	(12,265)

Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	—	(4,200)	(4,200)
Net cash and restricted cash provided by (used in) financing activities	169,758	(4,200)	165,558

Net increase (decrease) in cash and cash equivalents and restricted cash	103,868	21,466	125,334
Cash and cash equivalents and restricted cash as of beginning-of-period	134,563	35,466	170,029
Cash and cash equivalents and restricted cash as of end-of-period	$238,431	$56,932	$295,363

	As Originally
	Reported	Adjustments	As Adjusted
For the year ended December 31, 2016
Cash Flows from Investing Activities
Change in restricted cash and restricted investments	$(6,090)	$6,090	$—
Purchase of restricted investments	—	(4,950)	(4,950)
Net cash and restricted cash provided by (used in) investing activities	(97,797)	1,140	(96,657)

Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	—	28,041	28,041
Net cash and restricted cash provided by (used in) financing activities	122,144	28,041	150,185

Net increase (decrease) in cash and cash equivalents and restricted cash	(11,163)	29,181	18,018
Cash and cash equivalents and restricted cash as of beginning-of-period	145,726	6,285	152,011
Cash and cash equivalents and restricted cash as of end-of-period	$134,563	$35,466	$170,029

	As Originally
	Reported	Adjustments	As Adjusted
For the year ended December 31, 2015
Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	$—	$6,285	$6,285
Net cash and restricted cash provided by (used in) financing activities	207,878	6,285	214,163

Net increase (decrease) in cash and cash equivalents and restricted cash	145,726	6,285	152,011
Cash and cash equivalents and restricted cash as of beginning-of-period	—	—	—
Cash and cash equivalents and restricted cash as of end-of-period	$145,726	$6,285	$152,011

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligations. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016: ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two methods of adoption: i) the full retrospective method applying the standard to each prior reporting period presented, or ii) the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We adopted this standard effective January 1, 2018, using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. We anticipate that the adoption of the standard will result in changes related to revenue recognition for certain contracts that contain features, such as variable consideration. These changes will generally accelerate revenue recognition. In addition, certain customer setup costs which have historically been expensed as incurred will be capitalized. We are making changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. We have also updated our internal controls related to revenue recognition and contract costs to address internal controls over financial reporting necessary to ensure compliance with ASC 606 and ASC 340-40.

We have preliminarily assessed the cumulative impact of adopting the standard as of January 1, 2018, to be an increase in stockholders’ equity of approximately $15.0 million to $18.0 million, primarily as a result of deferral of expenses related to contract acquisition and fulfillment costs and acceleration of revenue due to variable consideration estimation.

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

RESULTS OF OPERATIONS

Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Subsequent to the Series B Reorganization on September 23, 2013, and prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. As a result, the financial statements of Evolent Health, Inc. for the year ended December 31, 2015, do not reflect a complete view of the operational results for those periods as follows:

•
Evolent Health, Inc.’s results for 2015 reflect (i) the investment of Evolent Health, Inc.’s predecessor in its equity method investee, Evolent Health LLC, for the period from January 1, 2015, through June 3, 2015, and (ii) the consolidated results of Evolent Health LLC from the time of the Offering Reorganization, or June 4, 2015, through December 31, 2015.

The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire twelve- month periods ended December 31, 2017 and 2016.

Key Components of our Results of Operations

Revenue

We derive our revenue from two sources: transformation and platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized based upon proportionate performance over the life of the engagement. In the case of implementation revenues tied to certain health plan services activities, such revenue is deferred and amortized over the life of the contract. Transformation revenue can fluctuate based on both the timing of when contracts are executed with partners, the scope of the delivery and the timing of work being performed. During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or per member per month, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. The platform and operations agreements often include contingent fees such as service level agreements, shared medical savings arrangements and other performance measures which are recognized when the amount is estimable and there is evidence to support meeting the criteria. In some cases, we recognize revenue when the cash is received as we have limited data to support our estimate. Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform and the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. We also have arrangements with multiple deliverables (including both transformation and platform and operations components) and we evaluate the deliverables to determine whether they represent a separate unit of accounting. Revenue is then allocated to the units of accounting based on each unit’s relative selling price.

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

Evolent Health, Inc. Results

	For the Years Ended		Change Over		For the Years Ended		Change Over
	December 31,		Prior Period		December 31,		Prior Period (1)
(in thousands)	2017	2016 (2)	$	%	2016 (2)	2015	$	%
Revenue
Transformation	$29,466	$38,320	$(8,854)	(23.1)%	$38,320	$19,906	$18,414	N/A
Platform and operations	405,484	215,868	189,616	87.8%	215,868	76,972	138,896	N/A
Total revenue	434,950	254,188	180,762	71.1%	254,188	96,878	157,310	N/A

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	269,352	155,177	114,175	73.6%	155,177	57,398	97,779	N/A
Selling, general and
administrative expenses	205,670	160,692	44,978	28.0%	160,692	75,286	85,406	N/A
Depreciation and amortization expenses	32,368	17,224	15,144	87.9%	17,224	7,166	10,058	N/A
Goodwill impairment	—	160,600	(160,600)	(100.0)%	160,600	—	160,600	N/A
Loss (gain) on change in fair value
of contingent consideration	400	(2,086)	2,486	(119.2)%	(2,086)	—	(2,086)	N/A
Total operating expenses	507,790	491,607	16,183	3.3%	491,607	139,850	351,757	N/A
Operating income (loss)	$(72,840)	$(237,419)	$164,579	69.3%	$(237,419)	$(42,972)	$(194,447)	N/A

Transformation revenue as
a % of total revenue	6.8%	15.1%			15.1%	20.5%
Platform and operations revenue
as a % of total revenue	93.2%	84.9%			84.9%	79.5%
Cost of revenue as a %
of total revenue	61.9%	61.0%			61.0%	59.2%
Selling, general and administrative
expenses as a % of total revenue	47.3%	63.2%			63.2%	77.7%

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
(2) Results for the year ended December 31, 2016, include the results of Passport, Valence Health and Aldera from February 1, 2016, October 3, 2016 and November 1, 2016, respectively. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information regarding these transactions.

Comparison of the Results for the Year Ended December 31, 2017 to 2016

Revenue

Total revenue increased by $180.8 million, or 71.1%, to $435.0 million for the year ended December 31, 2017, as compared to 2016.

Transformation revenue decreased by $8.9 million, or 23.1%, to $29.5 million for the year ended December 31, 2017, as compared to 2016, due primarily to the fact that our offering has become more product-oriented, thereby resulting in a lower average transformation revenue per newly added partner. As a result, we expect transformation revenue to continue to decrease as a percentage of total revenue. Transformation revenue accounted for 6.8% and 15.1% of our total revenue for the years ended December 31, 2017 and 2016, respectively.

Platform and operations revenue accounted for 93.2% and 84.9% of our total revenue for the years ended December 31, 2017 and 2016, respectively. Platform and operations revenue increased by $189.6 million, or 87.8%, to $405.5 million for the year ended December 31, 2017, as compared to 2016, primarily as a result of additional revenue from business combinations and aggregate enrollment growth of 34.8% from approximately 2.0 million lives on our platform as of December 31, 2016, to approximately 2.7 million lives on our platform as of December 31, 2017. We had over 25 operating partners as of December 31, 2017 and 2016.

Cost of Revenue

Cost of revenue increased by $114.2 million, or 73.6%, to $269.4 million for the year ended December 31, 2017, as compared to 2016. Cost of revenue increased period over period as a result of our business combinations during the fourth quarter of 2016. We incurred additional personnel costs and professional fees of $74.7 million and $14.3 million, respectively, to support our growing customer base and service offerings. Approximately $1.4 million and $2.7 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. Additionally, our technology services, TPA fees and other costs increased by $25.2 million period over period. The increase is attributable to costs to support our growth. Transaction and other acquisition-related costs accounted for approximately $5.5 million and $2.8 million of cost of revenue for the years ended December 31, 2017 and 2016, respectively. Cost of revenue represented 61.9% and 61.0% of total revenue for the years ended December 31, 2017 and 2016, respectively. Our cost of revenue increased as a percentage of our total revenue as we integrated new businesses acquired during the fourth quarter of 2016; however, we expect our cost of revenue to decrease as a percentage of total revenue going forward.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $45.0 million, or 28.0%, to $205.7 million for the year ended December 31, 2017, as compared to 2016. During the year ended December 31, 2017, we incurred additional selling, general, and administrative expenses due partially to growth in our business resulting from our business combinations during the fourth quarter of 2016. Our selling, general and administrative expenses period over period also increased as a result of additional personnel costs, in areas such as business development, research and development and general overhead, of $26.1 million. Approximately $19.1 million and $19.8 million of total personnel costs were attributable to stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. Additionally, technology costs, professional fees and other costs increased $5.6 million, $9.2 million and $4.1 million, respectively, period over period, as a result of the growing customer base and service offerings and the Passport, Valence Health and Aldera transactions. Transaction and other acquisition-related costs accounted for approximately $10.5 million and $6.5 million of total selling, general and administrative expenses for the years ended December 31, 2017 and 2016, respectively. Selling, general and administrative expenses for the year ended December 31, 2016, also included a one-time charge of approximately $6.5 million related to a lease abandonment expense incurred as a result of the Valence Health acquisition. Selling, general and administrative expenses represented 47.3% and 63.2% of total revenue for the years ended December 31, 2017 and 2016, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $15.1 million, or 87.9%, to $32.4 million for the year ended December 31, 2017, as compared to 2016. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions in 2017 and the fourth quarter of 2016 and the continued capitalization of internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill impairment

During the first quarter of 2016, we recorded an impairment charge of $160.6 million on our consolidated statements of operations as the implied fair value of goodwill was less than the carrying amount. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 7” for further details of the impairment charge to goodwill.

Loss on change in fair value of contingent consideration

Loss on change in fair value of contingent consideration was $0.4 million for the year ended December 31, 2017, as compared to a gain of $2.1 million in 2016. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 16” for further details regarding the fair value of our mark-to-market contingent liabilities.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. Interest income increased by approximately $0.7 million for the year ended December 31, 2017, compared to 2016, as a result of additional interest income generated from cash received from the August 2017 Primary Offering.

Interest expense

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021. Holders of the 2021 Notes are entitled to interest, which is payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $3.4 million and $0.2 million related to our 2021 Notes for the years ended December 31, 2017 and 2016. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” for further details of the convertible debt offering.

Income (loss) from affiliate

During 2017 and 2016, the Company acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.8 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively. The equity method investments are further discussed at “Part II - Item 8. Financial Statements and Supplementary Data - Note 14.”

Provision (benefit) for income taxes

Our income tax expense relates to federal and state jurisdictions in the United States. The difference between our effective tax rate and our statutory rate is due primarily to the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. The Company will report taxes only on its share of Evolent Health LLC income and the consolidated income tax benefit, which excludes earnings allocable to the non-controlling interest.

During 2017 and 2016, we examined all sources of taxable income that may be available for the realization of remaining net deferred tax assets. Given the Company’s cumulative loss position, we concluded that there are no other current sources of taxable income and are currently reflecting a full valuation allowance in our financial statements recorded against our net deferred tax assets, with the exception of a portion of the indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. As such, our effective tax rate in 2017 and 2016 was lower than the 35% U.S. federal statutory rate applicable for those tax periods. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 12” for additional discussion of the implications of the Tax Act.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of December 31, 2017, we owned only 96.6% of the economic rights of the results of operations of Evolent Health LLC and, therefore, allocated the portion of the results of operations of Evolent Health LLC attributable to non-controlling interest to those shareholders. For the years ended December 31, 2017 and 2016, our results reflected net losses of $9.1 million and $67.0 million, respectively, attributable to non-controlling interests, which represented 12.5% and 28.2%, respectively, of the operating losses of Evolent Health LLC. The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges in connection with the 2017 Secondary Offerings, as well as our issuance of shares of Class A common stock in conjunction with the August 2017 Primary and option exercises and RSU vests during the year.

Comparison of the Results for the Year Ended December 31, 2016 to 2015

Evolent Health, Inc.'s results for the year ended December 31, 2016, reflect a complete view of the operational results as the results of operations of Evolent Health LLC have been included for the full period. However, Evolent Health, Inc.’s results for the year ended December 31, 2015, consolidate the results of Evolent Health LLC only for the period subsequent to the Offering Reorganization. We believe that a more detailed comparative discussion of the results for the year ended December 31, 2016, and the year ended December 31, 2015, would not yield a meaningful comparison for the reader. Revenue in 2016 was $254.2 million, as compared to $96.9 million in the prior year. Transformation revenue in 2016 was $38.3 million, as compared to $19.9 million in the prior year. Platform and operations revenue in 2016 was $215.9 million, as compared to $77.0 million in the prior year. Cost of revenue in 2016 was $155.2 million as compared to $57.4 million in the prior year. Selling, general and administrative expenses in 2016 were $160.7 million, as compared to $75.3 million in the prior year. Depreciation and amortization expenses in 2016 were $17.2 million, as compared to $7.2 million in the prior year. Revenue and operating expenses increased over the prior year period primarily as a result of the consolidation of Evolent Health LLC, growth in the organization and an increase in contracted customers. Goodwill impairment in 2016 was $160.6 million, as compared to zero in the prior year as a result of an impairment charge recorded during the first quarter of 2016. Gain on change in fair value of contingent liability was $2.1 million in 2016, as compared to zero in the prior year. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016.

NON-GAAP FINANCIAL MEASURES

As described above, Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units in Evolent Health LLC, which has owned all of our operating assets and substantially all of our business since inception. Prior to the Offering Reorganization on June 4, 2015, the predecessor of Evolent Health, Inc. accounted for Evolent Health LLC as an equity method investment. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. following the Offering Reorganization. As a result, the financial statements of Evolent Health, Inc. for the year ended December 31, 2015, do not reflect a complete view of the operational results for the respective period. The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire year ended December 31, 2016. In order to provide a consistent presentation for the periods before and after June 4, 2015, and effectively provide comparative results, the adjusted results of Evolent Health, Inc. presented and discussed below reflect the Offering Reorganization as if it had occurred at the beginning of each respective period, and therefore include the operations of Evolent Health LLC for the entire period from January 1, 2015, through June 3, 2015, and the period from June 4, 2015, through December 31, 2015, when the results were consolidated. Including Evolent Health LLC’s results for these periods is not consistent with GAAP and should not be considered as an alternative to comparable GAAP measures. Certain non-GAAP measures below reflect certain income statement line items in relevant periods as adjusted to reflect results from operations for the year ended December 31, 2015, as if the Offering Reorganization had occurred at the beginning of the respective period. The presentation also reflects other adjustments, as discussed below.

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

(5)
Adjustments to depreciation and amortization expenses of approximately $2.8 million for 2016 relate to amortization of intangible assets acquired via asset acquisitions and business combinations in 2016.

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

Comparison of the Adjusted Results for the Year Ended December 31, 2016 to 2015

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The financial statements of Evolent Health, Inc. include the consolidated results and cash flows of Evolent Health LLC for the twelve months ended December 31, 2017 and 2016. As noted in “Results of Operations” above, Evolent Health, Inc. is the managing member of Evolent Health LLC. The financial statements of Evolent Health, Inc. for the year ended December 31, 2015, include the consolidated results and cash flows of Evolent Health LLC for the period June 4, 2015, through December 31, 2015, and reflect the results of Evolent Health LLC as an equity method investment for the period January 1, 2015, through June 3, 2015. As a result, we did not have cash flows from operating, investing or financing activities for the period January 1, 2015, through June 3, 2015.

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $72.8 million, $237.4 million and $43.0 million, in 2017, 2016 and 2015, respectively. Net cash and restricted cash used in operating activities was $28.0 million, $35.5 million and $18.5 million in 2017, 2016 and 2015, respectively.

As of December 31, 2017, the Company had $238.4 million of cash and cash equivalents and $65.7 million in restricted cash and restricted investments.

We believe our current cash and cash equivalents and other sources of liquidity will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months as of the date these financial statements were available to be issued. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data:”

	For the Years Ended December 31,
	2017	2016	2015
Net cash and restricted cash provided by (used in) operating activities	$(27,958)	$(35,510)	$(18,468)
Net cash and restricted cash provided by (used in) investing activities	(12,265)	(96,657)	(43,684)
Net cash and restricted cash provided by (used in) financing activities	165,557	150,185	214,163

We did not have cash flows from operating, investing or financing activities from January 1, 2015, through June 3, 2015, (prior to the Offering Reorganization), as the only activity for the Company was our portion of the losses from our equity method investment as noted in the introductory paragraph above.

Operating Activities

Cash flows used in operating activities of $28.0 million in 2017 were due primarily to our net loss of $69.8 million, partially offset by non-cash items, including depreciation and amortization expenses of $32.4 million and stock-based compensation expense of $20.4 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued liabilities, accrued compensation and employee benefits and other long-term liabilities, combined with an increase in accounts receivable, contributed approximately $18.7 million to our cash outflows. Those cash outflows were partially offset by increases in deferred revenue and accounts payable, combined with a decrease in prepaid expenses and other current assets, of approximately $11.8 million.

Cash flows used in operating activities of $35.5 million in 2016 were due primarily to our net loss of $226.8 million, partially offset by non-cash items, including goodwill impairment of $160.6 million, stock-based compensation expense of $18.6 million, depreciation and amortization expenses of $17.2 million, a $6.5 million loss related to the abandonment of the 14th Floor Space lease and a $7.0 million prepayment of a license with Aldera. Our operating cash flows were affected by the timing of customer billings and vendor payments, including the timing of pass-through payments related to PBM programs.

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

Investing Activities

Cash flows used in investing activities of $12.3 million in 2017, primarily relate to purchases of property and equipment of $27.8 million, payment of a $20.0 million implementation funding loan, purchases of restricted investments of $3.8 million and cash paid to acquire intangible technology assets of $3.7 million. These amounts were partially offset by the maturity of investment securities in the amount of $44.2 million.

Cash flows used in investing activities of $96.7 million in 2016 were due primarily to cash outflows for the acquisitions of Valence Health and Aldera for $53.7 million and $17.5 million, respectively. We also paid $11.5 million in connection with our acquisition of Vestica’s assets and $3.0 million for our equity investment in GPAC. Purchases of property and equipment and restricted investments resulted in further cash outflows of $15.5 million and $5.0 million, respectively, during the year. These amounts were partially offset by the maturity of investment securities in the amount of $9.4 million.

Cash flows used in investing activities of $43.7 million in 2015 were due primarily to the investment of a portion of our IPO proceeds into held-to-maturity investments of $54.2 million and the purchase of $6.5 million of property and equipment, partially offset by cash acquired upon the consolidation of Evolent Health LLC of $13.1 million and maturities of investments of $4.0 million.

Financing Activities

Cash flows provided by financing activities of $165.6 million in 2017 were primarily related to proceeds of $166.9 million from the August 2017 Primary. Stock option exercises during the quarter resulted in additional proceeds of $4.1 million, which were partially offset by $1.3 million of taxes withheld and paid for vests of restricted stock units. The inflows were further offset by a $4.2 million reduction in the amount of restricted cash held on behalf of our partners to process PBM and other claims.

Cash flows provided by financing activities of $150.2 million in 2016 were due primarily to net proceeds received from the issuance of our 2021 Notes of $121.3 million, along with an increase of $28.0 million in the amount of restricted cash held on behalf of our partners to process PBM and other claims. In addition, the Company received $1.3 million in proceeds from exercises of stock options, partially offset by taxes withheld and paid for vests of restricted stock units.

Cash flows provided by financing activities of $214.2 million in 2015 included proceeds received from our IPO of $209.1 million, partially offset by the payment of $1.4 million in deferred offering costs.

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

Reinsurance Agreement

During the fourth quarter of 2017, the Company entered into a 15-month, $10.0 million capital-only reinsurance arrangement with NMHC, expiring on December 31, 2018. The purpose of the capital-only reinsurance is to provide balance sheet support to NMHC. There is no uncertainty to the outcome of the arrangement as there is no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health is at risk for any cash payments on behalf of NMHC. As a result, this arrangement does not qualify for reinsurance accounting. The Company will record a quarterly fee of approximately $0.2 million as non-operating income on its consolidated statements of operations and will maintain $10.0 million in restricted cash and restricted investments on its consolidated balance sheets for the duration of the reinsurance agreement.

Medicaid Opportunities

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities for its managed Medicaid initiative. Additionally, during the fourth quarter of 2017, the Company contributed $20.0 million in the form of an implementation funding loan (the “Implementation Loan”) to support implementation services to assist an existing customer in expanding its Medicaid membership. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 9 and see “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further discussion.

Contractual Obligations

Our contractual obligations (in thousands) as of December 31, 2017, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$8,328	$14,102	$5,400	$13,462	$41,292
Purchase obligations related to vendor contracts	6,567	430	—	—	6,997
2021 Notes interest payments	2,496	4,992	2,526	—	10,014
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$17,391	$19,524	$132,926	$13,462	$183,303

During the year ended December 31, 2017, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $65.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $26.3 million, collateral for letters of credit required as security deposits for facility leases of $3.8 million, amounts held with financial institutions for risk-sharing arrangements of $24.7 million, amounts held as supplemental capital for a reinsurance agreement of $10.0 million and other restricted balances as of December 31, 2017. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Immaterial Correction of an Error in Previously Issued Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to the classification of restricted cash and restricted investments on its Consolidated Statement of Cash Flows.

Accordingly, the Company corrected this error by revising the classification of certain changes in restricted cash and restricted investments within the Consolidated Statement of Cash Flows.

The following table summarizes the impact of the correction of the error to the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (in thousands):

	As Reported	Correction	As Revised*
Cash Flows from Operating Activities
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	$(5,247)	$(2,655)	$(7,902)
Accounts payable, net of change in restricted
cash and restricted investments	(2,514)	9,555	7,041
Net cash provided by (used in) operating activities	(44,712)	6,900	(37,812)

Cash Flows from Investing Activities
Change in restricted cash and restricted investments	3,200	(6,900)	(3,700)
Net cash provided by (used in) investing activities	7,739	(6,900)	839

* The table above does not reflect the impact of the adoption of ASU 2016-18. The Company adopted ASU 2016-18 effective December 31, 2017. As a result, our future filings will reflect the presentation of our statement of cash flows as required under ASU 2016-18 and not as depicted in the table above. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 3” for further discussion of our adoption of ASU 2016-18.

The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined the correction of this error to be immaterial to all prior consolidated financial statements taken as a whole. The Company will revise its Consolidated Statements of Cash Flows for the six months ended June 30, 2017, in future filings to reflect the correction of the error.

OTHER MATTERS

Off-balance Sheet Arrangements

Through December 31, 2017, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our pre-IPO investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 17.”

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of December 31, 2017, the Company had cash and cash equivalents and restricted cash and restricted investments of $304.1 million, which consisted of bank deposits with FDIC participating banks of $218.3 million, cash equivalents deposited in a money-market fund of $77.1 million, and $8.8 million of restricted investments held in certificates of deposits with original maturities in excess of 12 months. The cash on deposit with banks is not susceptible to interest rate risk. Our restricted investments are classified as held-to-maturity and therefore are not subject to interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of December 31, 2017, we had $121.4 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

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

For example, as discussed in “Item 8. Financial Statements and Supplementary Data - Note 4,” 12.6 million shares of the Company’s Class A common stock were issued to certain Investor Stockholders pursuant to Class B Exchanges relating to multiple secondary offerings during 2017. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units triggered by the 2017 Secondary Offerings, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 96.1% immediately following the June 2017 Secondary.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Evolent Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and redeemable preferred stock and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to an insufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it defines a business when performing the accounting for an acquisition and the manner in which it performs the annual goodwill impairment assessment in 2017 and the manner in which restricted cash is presented in the Statement of Cash Flows.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2018

We have served as the Company’s or its predecessor’s auditor since 2012. The Company completed an initial public offering in 2015.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$238,433	$134,563
Restricted cash and restricted investments	62,398	34,416
Accounts receivable, net (amounts related to affiliates: 2017 - $3,358; 2016 - $8,258)	48,947	40,635
Prepaid expenses and other current assets (amounts related to affiliates: 2017 - $25; 2016 - $4,507)	8,404	11,011
Notes receivable	20,000	—
Investments, at amortized cost	—	44,341
Total current assets	378,182	264,966
Restricted cash and restricted investments	3,287	6,000
Investments in and advances to affiliates	1,531	2,159
Property and equipment, net	50,922	31,179
Prepaid expenses and other non-current assets	9,328	10,043
Intangible assets, net	241,261	258,923
Goodwill	628,186	626,569
Total assets	$1,312,697	$1,199,839

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2017 - $10,284; 2016 - $13,480)	$42,930	$43,892
Accrued liabilities (amounts related to affiliates: 2017 - $719; 2016 - $3,211)	29,572	29,160
Accrued compensation and employee benefits	35,390	38,408
Deferred revenue	24,807	20,481
Total current liabilities	132,699	131,941
Long-term debt, net of discount	121,394	120,283
Other long-term liabilities	9,861	14,655
Deferred tax liabilities, net	2,437	20,846
Total liabilities	266,391	287,725

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized as of December 31, 2017 and 2016;
74,723,597 and 52,586,899 shares issued and outstanding as of December 31, 2017 and 2016, respectively	747	506
Class B common stock - $0.01 par value; 100,000,000 shares authorized as of December 31, 2017 and 2016;
2,653,544 and 15,346,981 shares issued and outstanding as of December 31, 2017 and 2016, respectively	27	153
Additional paid-in-capital	924,153	555,250
Retained earnings (accumulated deficit)	85,952	146,617
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,010,879	702,526
Non-controlling interests	35,427	209,588
Total shareholders' equity (deficit)	1,046,306	912,114
Total liabilities and shareholders' equity (deficit)	$1,312,697	$1,199,839

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenue
Transformation (1)	$29,466	$38,320	$19,906
Platform and operations (1)	405,484	215,868	76,972
Total revenue	434,950	254,188	96,878

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	269,352	155,177	57,398
Selling, general and administrative expenses (1)	205,670	160,692	75,286
Depreciation and amortization expenses	32,368	17,224	7,166
Goodwill impairment	—	160,600	—
Loss (gain) on change in fair value of contingent consideration	400	(2,086)	—
Total operating expenses	507,790	491,607	139,850
Operating income (loss)	(72,840)	(237,419)	(42,972)
Interest income	1,656	970	293
Interest expense	(3,636)	(247)	—
Gain on consolidation	—	—	414,133
Income (loss) from equity affiliates	(1,755)	(841)	(28,165)
Other income (expense), net	171	4	—
Income (loss) before income taxes and non-controlling interests	(76,404)	(237,533)	343,289
Provision (benefit) for income taxes	(6,637)	(10,755)	23,475
Net income (loss)	(69,767)	(226,778)	319,814
Net income (loss) attributable to non-controlling interests	(9,102)	(67,036)	(12,680)
Net income (loss) attributable to Evolent Health, Inc.	$(60,665)	$(159,742)	$332,494

Earnings (Loss) Available for Common Shareholders
Basic	$(60,665)	$(159,742)	$330,310
Diluted	(60,665)	(159,742)	319,814

Earnings (Loss) per Common Share
Basic	$(0.94)	$(3.55)	$13.14
Diluted	(0.94)	(3.55)	6.93

Weighted-Average Common Shares Outstanding
Basic	64,351	45,031	25,129
Diluted	64,351	45,031	46,136

(1)	Amounts related to affiliates included above are as follows (see Note 17):

	Revenue
	Transformation	$597	$482	$940
	Platform and operations	32,335	34,267	23,642
	Expenses
	Cost of revenue (exclusive of depreciation and amortization expenses)	22,389	22,207	14,050
	Selling, general and administrative expenses	1,153	2,027	1,542

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(69,767)	$(226,778)	$319,814
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
Gain on consolidation	—	—	(414,133)
Change in fair value of contingent liability	400	(2,086)	—
Loss from lease abandonment	—	6,456	—
(Income) loss from affiliates	1,755	841	28,165
Depreciation and amortization expenses	32,368	17,224	7,166
Goodwill impairment	—	160,600	—
Stock-based compensation expense	20,437	18,604	14,730
Acceleration of unvested equity awards for Valence Health employees	—	3,897	—
Deferred tax provision (benefit)	(7,271)	(10,755)	23,460
Amortization of deferred financing costs	914	—	—
Other	490	916	172
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(11,258)	(11,044)	11,756
Prepaid expenses and other assets	2,729	(9,968)	(2,036)
Accounts payable	5,563	(6,371)	2,764
Accrued liabilities	(2,781)	15,229	(3,788)
Accrued compensation and employee benefits	(3,303)	6,678	11,402
Deferred revenue	3,548	1,200	(17,998)
Other liabilities	(1,782)	(153)	58
Net cash and restricted cash provided by (used in) operating activities	(27,958)	(35,510)	(18,468)
Cash Flows from Investing Activities
Cash acquired upon consolidation of affiliate	—	—	13,065
Cash paid for asset acquisition or business combination	(3,694)	(82,560)	—
Loan for implementation funding	(20,000)	—	—
Purchases of investments	—	—	(54,234)
Investments in and advances to affiliates	(1,128)	(3,000)	—
Maturities and sales of investments	44,210	9,379	4,000
Purchases of property and equipment	(27,848)	(15,526)	(6,515)
Purchase of restricted investments	(3,805)	(4,950)	—
Net cash and restricted cash provided by (used in) investing activities	(12,265)	(96,657)	(43,684)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of stock issuance costs	166,947	—	209,087
Change in restricted cash held on behalf of partners for claims processing	(4,200)	28,041	6,285
Proceeds from stock option exercises	4,082	1,259	152
Proceeds from issuance of convertible notes, net of issuance costs	—	121,250	—
Payments of deferred offering costs	—	—	(1,361)
Taxes withheld and paid for vesting of restricted stock units	(1,272)	(365)	—
Net cash and restricted cash provided by (used in) financing activities	165,557	150,185	214,163

Net increase (decrease) in cash and cash equivalents and restricted cash	125,334	18,018	152,011
Cash and cash equivalents and restricted cash as of beginning-of-period	170,029	152,011	—
Cash and cash equivalents and restricted cash as of end-of-period	$295,363	$170,029	$152,011

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
(in thousands)

														Retained
														Earnings
	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Series A		Class A		Class B		Additional	(Accum-	Non-	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance as of December 31, 2014	7,900	12,847	6,468	24,833	360	1,593	7,400	2	4,048	1	—	—	23,733	(25,806)	—	(2,070)
Non-cash issuance of common stock
to Evolent Health, LLC	—	—	—	—	—	—	—	—	—	—	—	—	21,810	—	—	21,810
Net loss prior to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,165)	—	(28,165)
Effects of the Offering Reorganization:
Conversion of existing equity	(7,900)	(12,847)	(6,468)	(24,833)	(360)	(1,593)	(7,400)	(2)	22,128	261	—	—	39,014	—	—	39,273
Issuance of Class B common stock	—	—	—	—	—	—	—	—	—	—	19,576	196	(196)	—	332,793	332,793
Merger with TPG affiliate	—	—	—	—	—	—	—	—	2,051	21	(2,051)	(21)	34,875	—	(34,875)	—
Issuance of Class A common stock sold in
initial public offering, net of offering costs	—	—	—	—	—	—	—	—	13,225	132	—	—	205,801	—	—	205,933
Tax effect of Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	2,144	—	—	2,144
Stock-based compensation expense
subsequent to the Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	14,730	—	—	14,730
Exercise of stock options	—	—	—	—	—	—	—	—	39	—	—	—	152	—	—	152
Net income (loss) subsequent to the
Offering Reorganization	—	—	—	—	—	—	—	—	—	—	—	—	—	360,659	(12,680)	347,979
Balance as of December 31, 2015	—	—	—	—	—	—	—	—	41,491	415	17,525	175	342,063	306,688	285,238	934,579
Cumulative-effect adjustment from
adoption of new accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	468	(329)	(139)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	16,147	—	—	16,147
Acceleration of unvested equity awards
for Valence Health employees	—	—	—	—	—	—	—	—	162	2	—	—	3,897	—	—	3,899
Exercise of stock options	—	—	—	—	—	—	—	—	221	—	—	—	1,259	—	—	1,259
Restricted stock units vested, net of shares
withheld for taxes	—	—	—	—	—	—	—	—	84	—	—	—	2,193	—	—	2,193
Exchange of Class B common stock	—	—	—	—	—	—	—	—	2,178	22	(2,178)	(22)	28,220	—	(28,220)	—
Tax impact of Class B common stock exchange	—	—	—	—	—	—	—	—	—	—	—	—	1,606	—	—	1,606
Issuance of Class A common stock for
business combinations	—	—	—	—	—	—	—	—	8,451	67	—	—	177,715	—	—	177,782
Tax impact of Class A common stock
issued for business combinations	—	—	—	—	—	—	—	—	—	—	—	—	1,427	—	—	1,427
Reclassification of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(19,745)	—	19,745	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(159,742)	(67,036)	(226,778)
Balance as of December 31, 2016	—	—	—	—	—	—	—	—	52,587	506	15,347	153	555,250	146,617	209,588	912,114
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	20,437	—	—	20,437
Exercise of stock options	—	—	—	—	—	—	—	—	788	28	—	—	4,054	—	—	4,082
Restricted stock units vested, net of shares
withheld for taxes	—	—	—	—	—	—	—	—	149	2	—	—	(1,274)	—	—	(1,272)
Shares released from Valence Health escrow	—	—	—	—	—	—	—	—	(310)	(3)	—	—	911	—	—	908
Exchange of Class B common stock	—	—	—	—	—	—	—	—	12,693	126	(12,693)	(126)	168,883	—	(168,883)	—
Tax impact of 2017 Securities Offerings	—	—	—	—	—	—	—	—	—	—	—	—	12,857	—	—	12,857
Issuance of Class A common stuck during
August 2017 Primary	—	—	—	—	—	—	—	—	8,816	88	—	—	166,859	—	—	166,947
Reclassification of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(3,824)	—	3,824	—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,665)	(9,102)	(69,767)
Balance as of December 31, 2017	—	$—	—	$—	—	$—	—	$—	74,723	$747	2,654	$27	$924,153	$85,952	$35,427	$1,046,306

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

The Company’s predecessor, Evolent Health Holdings, Inc. (“Evolent Health Holdings”), merged with and into Evolent Health, Inc. in connection with the Offering Reorganization. As a result, the consolidated financial statements of Evolent Health, Inc. reflect the historical accounting of Evolent Health Holdings.

Prior to the organizational transactions noted below, due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”), Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company, but was able to exert significant influence and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the Offering Reorganization, IPO, primary and secondary offerings (as described in Note 4) and acquisitions (as described in Note 4), as of December 31, 2017, Evolent Health, Inc. owned 96.6% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and, therefore, controls its operations. The financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. subsequent to the Offering Reorganization.

Initial Public Offering

In June 2015, we completed an IPO of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share. We received $209.1 million in proceeds, net of underwriting discounts and commissions. Offering expenses incurred were $3.2 million which were recorded as a reduction of proceeds from the offering. We used the net proceeds to purchase newly issued Class A common units from Evolent Health LLC, our consolidated subsidiary. Evolent Health LLC will use the net proceeds for working capital and other general corporate and strategic purposes. See Note 4 for further details surrounding the IPO and related transactions.

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

Since its inception, the Company has incurred losses from operations. As of December 31, 2017, the Company had cash and cash equivalents of $238.4 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with GAAP. Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below.

As discussed in Note 4, amounts for the period January 1, 2015, through June 3, 2015, presented in our consolidated financial statements and notes to consolidated financial statements represent the historical operations of our predecessor entity, Evolent Health Holdings, which did not consolidate the operations of Evolent Health LLC for that period. The amounts for the period from June 4, 2015, through December 31, 2015, and as of dates and for periods thereafter, reflect our operations, which consolidate the operations of Evolent Health LLC.

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

Fair Value Measurement

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. Our Consolidated Balance Sheets include various financial instruments (primarily cash not held in money-market funds, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities) that are carried at cost and that approximate fair value.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of December 31,
	2017	2016
Collateral for letters of credit
for facility leases (1)	$3,812	$4,852
Collateral with financial institutions (2)	24,725	4,950
Pharmacy benefit management
and claims processing services (3)	26,286	30,555
Collateral for reinsurance agreement (4)	10,000	—
Other	862	59
Total restricted cash
and restricted investments	65,685	40,416

Current restricted investments	8,150	—
Current restricted cash	54,248	34,416
Total current restricted cash
and restricted investments	62,398	34,416

Non-current restricted investments	605	4,950
Non-current restricted cash	2,682	1,050
Total non-current restricted cash
and restricted investments	$3,287	$6,000

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing arrangements. As of December 31, 2017, approximately $8.2 million of the collateral amount was invested in restricted certificates of deposit with remaining maturities of less than 12 months. Approximately $5.0 million of the collateral amount was invested in restricted certificates of deposit with remaining maturities of greater than 12 months as of December 31, 2016. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates amortized cost as of December 31, 2017 and 2016. As of December 31, 2017, approximately $16.6 million of the collateral amount was in a trust account and invested in a money market fund. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 16 for further discussion of our fair value measurement. For purposes of our risk sharing arrangements, the approximately $8.2 million invested in restricted certificates of deposit as of December 31, 2017 was no longer required beginning January 1, 2018. See Note 9 for further discussion of our risk-sharing arrangements.
(3) Represents cash held by Evolent on behalf of partners to process PBM and other claims.
(4) This amount represents restricted cash required as part of our capital only reinsurance agreement to provide balance sheet support to NMHC. There is no transfer of underwriting risk to Evolent and we are not at risk for any cash payments on behalf of NMHC as part of the agreement. The reinsurance agreement is further discussed in Note 9.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	As of December 31,
	2017	2016
Cash and cash equivalents	$238,433	$134,563
Restricted cash and restricted investments	65,685	40,416
Restricted investments included in
restricted cash and restricted investments	(8,755)	(4,950)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$295,363	$170,029

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded when amounts are contractually billable under our customer contracts and are recorded at the invoiced amount and do not bear interest. The Company’s contracts typically include installment payments that do not necessarily correlate to the pattern of revenue recognition. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable on an individual account basis. The allowance is adjusted periodically based on management’s determination of collectability, and any accounts that are determined to be uncollectible are written off against the allowance. The Company does not have an allowance for doubtful accounts as of December 31, 2017 or 2016, as all amounts were determined to be materially collectible.

Due to the timing of invoicing, the Company had recorded unbilled receivables of $2.4 million and $1.8 million as of December 31, 2017 and 2016, respectively. Unbilled receivables are considered short-term and generally invoiced subsequent to the month the services are provided. While terms vary by contract, payment for services is typically contractually linked to the provision of specified services, with the timing of invoicing occurring in advance or subsequent to the services period.

Notes Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $20.0 million in the form of an implementation funding loan (the “Implementation Loan”) under an agreement with a current customer entered during the year ended December 31, 2017. The Implementation Loan is expected to support implementation services to assist the customer in expanding its Medicaid membership. Repayments under the loan are recorded as they are received and are immediately offset against any outstanding accrued interest before they are applied against the outstanding principal balance on the loan. The Implementation Loan carries a fixed interest rate of 2.5% per annum and the terms of the agreement governing the Implementation Loan require it to be repaid in ten equal monthly installments of $2.0 million, plus accrued interest, during 2018. As of December 31, 2017, the outstanding balance of the Implementation Loan was $20.0 million and approximately $0.1 million of accrued interest.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Based on the current competitive environment and constantly changing landscape for similar technology, effective September 1, 2017, the Company changed its estimate of the useful life of internal-use software from 7 years to 5 years. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new internal-use software. This change in estimate will also be applied prospectively to the remaining carrying amounts of existing internal-use software. For these existing assets the useful lives were adjusted at the individual asset level and will be amortized over a period of time such that the carrying value is fully amortized 5 years from the date the individual assets were initially placed in service. See Note 6 for additional discussion regarding the change in estimate related to our property and equipment.

The following summarizes the updated estimated useful lives by asset classification:

Computer hardware	3 years
Furniture and equipment	3-7 years
Internal-use software development costs	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and were $17.2 million, $11.1 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. Our annual goodwill impairment testing date is October 31. We perform impairment tests between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform impairment tests of goodwill at our single reporting unit level, which is consistent with the way management evaluates our business. Acquisitions to date have been complementary to the Company’s core business, and therefore goodwill is assigned to our single reporting unit to reflect the synergies arising from each business combination.

As discussed in Note 3, we adopted ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The adoption resulted in an update to our accounting policy for goodwill impairment. Our updated policy is described below.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations. See Note 7 for additional discussion regarding the goodwill impairment tests conducted during 2017 and 2016.

Intangible Assets, Net

As noted above, on June 4, 2015, the Company completed the Offering Reorganization, following which we were required to remeasure the assets, liabilities and non-controlling interests of our equity-method investee, Evolent Health LLC, at fair value. The Company acquired additional intangible assets in conjunction with strategic acquisitions made during 2016 and 2017. Information regarding the determination and allocation of the fair value of the acquired assets and liabilities are further described within Note 4.

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

Long-term Debt

As discussed in Note 8, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 in a Private Placement in December 2016. The 2021 Notes are carried at cost, net of deferred financing costs, as long-term debt on the Consolidated Balance Sheets. The deferred financing costs will be amortized to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest rate method. Cash interest payments are due semi-annually in arrears - on June 1 and December 1 each year, starting on June 1, 2017. We will accrue interest expense monthly based on the annual coupon rate of 2.00%. The 2021 Notes have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

Leases

The Company leases all of its office space and enters into various other operating lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. The operating lease agreements may contain tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability on our Consolidated Balance Sheets equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis in the Consolidated Statements of Operations over the terms of the leases. In addition, the Company has entered into sublease agreements for some of its leased office space. Total rental income attributable to the subleases is offset against rent expense recorded in the Consolidated Statements of Operations over the terms of the leases. As of December 31, 2017 and 2016, the Company had not entered into any capital leases.

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

Impairment of Equity Method Investments

The Company considers potential impairment triggers for its equity method investments, and the equity method investments will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analyses and recent operating results. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. There was no such impairment for the years ended December 31, 2017, 2016 and 2015.

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

The Company recognizes revenue associated with transformation contracts based on a proportionate performance method, where revenue is recognized each period in proportion to the amount of the contract completed during that period. In the case of implementation revenues tied to certain health plan services activities, such revenue is deferred and amortized over the life of the contract. Contract completion is measured using output measures as best estimated by labor hours incurred compared to the total estimated labor hours necessary to complete our performance obligations contained in the contract.

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

We expense the fair value of stock-based awards granted under our incentive compensation plans. Fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in “Cost of revenue” and “Selling, general and administrative expenses” in our Consolidated Statements of Operations. Additionally we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs. We recognize share-based award forfeitures as they occur.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2017, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We did not have any such amounts accrued as of December 31, 2016, as we had not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and remain subject to examination by taxing jurisdictions for the years 2011 and all subsequent periods due to the availability of NOL carryforwards.

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

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares assuming the conversion of the convertible preferred securities, which occurred on the date of the Offering Reorganization, plus the weighted average number of Class A common shares assuming the conversion of our 2021 Notes, as well as the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our exchangeable Class B common stock. For periods of net loss, shares used in the diluted earnings (loss) per share calculation represent basic shares as using potentially dilutive shares would be anti-dilutive.

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

Change in Accounting Principle

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, which reduces diversity in practice regarding the classification and presentation of changes in restricted cash on the statement of cash flows. We adopted the requirements of this standard effective December 31, 2017, using the retroactive transition method, which resulted in the recast of our statement of cash flows for each period presented.

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

A significant portion of the Company’s restricted cash consists of cash held on behalf of partners to process PBM claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. Under the previous standard, there was no net impact to the statement of cash flows related to these amounts as the change in accounts payable was offset by the change in restricted cash. Upon adoption of ASU 2016-18, the change in restricted cash held on behalf of PBM partners would no longer net to zero, thereby potentially having a significant impact on cash flows from operations period over period. Given the pass-through nature of these PBM claim payments, the change in restricted cash held on behalf of PBM partners will be presented within cash flows from financing activities on our statements of changes in cash flows under the updated requirements of ASU 2016-18.

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Prior to	Adoption
	Adoption	Adjustments	As Reported
For the year ended December 31, 2017
Cash Flows from Investing Activities
Change in restricted cash and restricted investments	$(29,471)	$29,471	$—
Purchase of restricted investments	—	(3,805)	(3,805)
Net cash and restricted cash provided by (used in) investing activities	(37,931)	25,666	(12,265)

Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	—	(4,200)	(4,200)
Net cash and restricted cash provided by (used in) financing activities	169,758	(4,200)	165,558

Net increase (decrease) in cash and cash equivalents and restricted cash	103,868	21,466	125,334
Cash and cash equivalents and restricted cash as of beginning-of-period	134,563	35,466	170,029
Cash and cash equivalents and restricted cash as of end-of-period	$238,431	$56,932	$295,363

	As Originally
	Reported	Adjustments	As Adjusted
For the year ended December 31, 2016
Cash Flows from Investing Activities
Change in restricted cash and restricted investments	$(6,090)	$6,090	$—
Purchase of restricted investments	—	(4,950)	(4,950)
Net cash and restricted cash provided by (used in) investing activities	(97,797)	1,140	(96,657)

Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	—	28,041	28,041
Net cash and restricted cash provided by (used in) financing activities	122,144	28,041	150,185

Net increase (decrease) in cash and cash equivalents and restricted cash	(11,163)	29,181	18,018
Cash and cash equivalents and restricted cash as of beginning-of-period	145,726	6,285	152,011
Cash and cash equivalents and restricted cash as of end-of-period	$134,563	$35,466	$170,029

	As Originally
	Reported	Adjustments	As Adjusted
For the year ended December 31, 2015
Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	$—	$6,285	$6,285
Net cash and restricted cash provided by (used in) financing activities	207,878	6,285	214,163

Net increase (decrease) in cash and cash equivalents and restricted cash	145,726	6,285	152,011
Cash and cash equivalents and restricted cash as of beginning-of-period	—	—	—
Cash and cash equivalents and restricted cash as of end-of-period	$145,726	$6,285	$152,011

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The purpose of the ASU is to reduce diversity in practice regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in the ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. We adopted the requirements of this standard effective December 31, 2017, which resulted in the recast of our statement of cash flows for each period presented. The adoption of this ASU had an impact on our financial statements with respect to presentation of our statement of cash flows. See the “Change in Accounting Principle” section within Note 2 above for further information on the adoption of ASU 2016-18.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU provides updated guidance on eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We adopted the requirements of this standard, effective December 31, 2017. The adoption of this ASU may have an impact on the presentation of our statement of cash flows if we encounter specific cash receipts and cash payments in the purview of this ASU, such as cash outflows related to a contingent consideration and cash receipts from our equity method investees. There was no impact of the adoption for the years ended December 31, 2017, 2016 or 2015.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation - Scope of Modification Accounting. The purpose of the ASU is to limit the circumstances in which an entity applies modification accounting to share-based awards by setting criteria whereby an entity would be precluded from applying modification accounting guidance in Topic 718. The ASU also removes guidance in Topic 718 stating that modification accounting is not required when an entity adds an anti-dilution provision if that modification is not made in contemplation of an equity restructuring. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim periods. The amendments should be applied prospectively to an award modified on or after the adoption date. We adopted this standard, effective June 1, 2017. The adoption of this ASU may have an impact if we have a modification to our share-based awards at a future date. There was no impact of the adoption for the year ended December 31, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment. The purpose of the ASU is to simplify the subsequent measurement of goodwill. The ASU eliminates Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We believe this newly adopted principle is preferable as it reduces the complexity of performing a goodwill impairment test. As a result, we adopted this standard effective January 1, 2017. Our updated accounting policy for goodwill impairment is described in Note 2. See Note 7 for a description of our 2017 goodwill impairment tests as performed under the updated standard.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting. The purpose of this ASU is to eliminate the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the year ended December 31, 2017.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments. The purpose of this ASU is to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely rated to their debt hosts. An entity performing the assessment under the amendments in the ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this standard effective January 1, 2017. The adoption did not have a material impact on our financial statements for the year ended December 31, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligations. By completing all five steps of the process, the core principles of revenue recognition will be achieved. In March 2016, the FASB issued an update to the new revenue standard (ASU 2014-09) in the form of ASU 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU 2016-10, which amended the guidance on identifying performance obligations and the implementation guidance on licensing. These ASUs were followed by two further updates issued during May 2016: ASU 2016-11, which rescinds certain SEC guidance, such as the adoption of ASUs 2014-09 and 2014-16, including accounting for consideration given by a vendor to a customer, and ASU 2016-12, which is intended to clarify the objective of the collectability criterion while identifying the contract(s) with a customer. The new revenue standard (including updates) is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two methods of adoption: i) the full retrospective method applying the standard to each prior reporting period presented, or ii) the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. We adopted this standard effective January 1, 2018, using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. We anticipate that the adoption of the standard will result in changes related to revenue recognition for certain contracts that contain features, such as variable consideration. These changes will generally accelerate revenue recognition. In addition, certain customer setup costs which have historically been expensed as incurred will be capitalized. We are making changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. We have also updated our internal controls related to revenue recognition and contract costs to address internal controls over financial reporting necessary to ensure compliance with ASC 606 and ASC 340-40.

We have preliminarily assessed the cumulative impact of adopting the standard as of January 1, 2018, to be an increase in stockholders’ equity of approximately $15.0 million to $18.0 million, primarily as a result of deferral of expenses related to contract acquisition and fulfillment costs and acceleration of revenue due to variable consideration estimation.

We have evaluated all other issued and unadopted ASUs and believe the adoption of these standards will not have a material impact on our results of operations, financial position, or cash flows.

4. Transactions

Business Combinations

Aldera

On November 1, 2016, the Company completed the acquisition of Aldera, including 100% of the voting equity interests. The acquisition provides control over Aldera, a key vendor and the primary software provider for the Valence Health TPA platform. The merger consideration, net of certain closing and post-closing adjustments was $34.3 million based on the closing price of the Company’s Class A common stock on the NYSE on November 1, 2016, and consisted of approximately 0.5 million shares of the Company’s Class A common stock, $17.5 million in cash and $7.0 million related to the settlement of a prepaid software license. As a result of the Class A common stock issued for the Aldera transaction, the Company’s ownership of Evolent Health LLC increased from 77.2% to 77.4%, immediately after the acquisition, as the Company was issued Class A membership units in Evolent Health LLC in exchange for the contribution of Aldera to Evolent Health LLC post acquisition.

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

During the year ended December 31, 2017, the Company recorded net measurement period adjustments of approximately $0.4 million. The purchase price allocation, as previously determined, the measurement period adjustments and the purchase price allocation, as revised, are as follows (in thousands):

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

The fair value of the receivables acquired, as revised, shown in the table above, approximates the gross contractual amounts deemed receivable by management. Identifiable intangible assets associated with technology and customer relationships will be amortized on a straight-line basis over their estimated useful lives of 5 and 15 years, respectively. The technology is related to source code for licensed software used to support the third-party administration platform offered to Aldera’s clients. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The transaction was a taxable business combination for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information, inclusive of the measurement period adjustments. During the year ended December 31, 2017, the Company recorded certain measurement period adjustments that primarily impacted receivables, accrued liabilities and goodwill. These adjustments resulted in a net $0.4 million increase to goodwill, as reflected in the purchase price allocation table above. The purchase price allocation for Aldera was finalized during 2017.

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

The merger consideration, net of certain closing and post-closing adjustments was $217.9 million based on the closing price of the Company’s Class A common stock on the NYSE on October 3, 2016, and consisted of 6.8 million shares of the Company’s Class A common stock and $54.8 million in cash. The shares issued to Valence Health stockholders represented approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock immediately following the transaction. As a result of the Class A common stock issued for the Valence Health transaction, the Company’s ownership in Evolent Health LLC increased from 74.6% to 77.2%, immediately after the acquisition, as the Company was issued Class A membership units in Evolent Health LLC in exchange for the contribution of Valence Health to Evolent Health LLC post acquisition. The transaction also included an earn-out of up to $12.4 million, fair valued at $2.6 million as of October 3, 2016, payable by January 30, 2017, in the Company’s Class A common stock, tied to new business activity contracted on or before December 31, 2016. The fair value was determined by assigning probabilities to potential business activity in the pipeline as of the acquisition date. As of December 31, 2016, Valence Health had not contracted sufficient business to be eligible for payment of the earn-out consideration. As a result, the Company recorded a gain of $2.6 million in accordance with the release of the contingent liability for the year ended December 31, 2016, which is recorded within “(Gain) loss on change in value of contingent consideration” on our Consolidated Statements of Operations. The Company incurred approximately $2.7 million of transaction costs related to the Valence Health acquisition for the year ended December 31, 2016. Approximately $2.6 million of these transaction costs are recorded within “Selling, general and administrative expenses” and less than $0.1 million are recorded within “Cost of revenue” on our Consolidated Statements of Operations. The Company accounted for the transaction as a business combination using purchase accounting.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 3, 2016. During the year ended December 31, 2017, the Company recorded net measurement period adjustments of approximately $1.2 million. The purchase price allocation, as previously determined, the measurement period adjustments and the purchase price allocation, as revised, are as follows (in thousands):

		Measurement
	As Previously	Period
	Determined	Adjustments	As Revised
Purchase consideration:
Fair value of Class A common stock issued	$159,614	$911	$160,525
Fair value of contingent consideration	2,620	—	2,620
Cash	54,799	—	54,799
Total consideration	$217,033		$217,944

Tangible assets acquired:
Restricted cash	$1,829	$—	$1,829
Accounts Receivable	8,587	(251)	8,336
Prepaid expenses and other current assets	3,465	—	3,465
Property and equipment	6,241	—	6,241
Other non-current assets	313	—	313

Favorable leases assumed (net of unfavorable leases)	4,323	(126)	4,197

Identifiable intangible assets acquired:
Customer relationships	69,000	—	69,000
Technology	18,000	—	18,000

Liabilities assumed:
Accounts payable	5,703	—	5,703
Accrued liabilities	3,865	(69)	3,796
Accrued compensation and employee benefits	9,200	—	9,200
Deferred revenue	2,022	640	2,662
Other long-term liabilities	2,328	—	2,328
Net deferred tax liabilities	13,316	(636)	12,680

Goodwill	141,709	1,223	142,932
Net assets acquired	$217,033		$217,944

The fair value of the receivables acquired, as revised, shown in the table above, approximates the gross contractual amounts due under contracts of $9.1 million, of which $0.8 million is expected to be uncollectible. Identifiable intangible assets associated with customer relationships and technology will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 and 5 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology is an existing platform Valence Health uses to provide services to customers. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. Goodwill is considered an indefinite lived asset. The merger was structured as a tax-free reorganization and therefore the Company received carryover basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired, as well as the Valence Health net operating loss tax carryforward received in the merger, in the amount of $13.3 million, resulting in additional goodwill. The purchased and additional goodwill created due to the increase in the deferred tax liability were not deductible for tax purposes. The Company contributed the acquired assets and liabilities of Valence Health to Evolent Health LLC, resulting in a taxable gain of $52.7 million for the Company, not recognized for financial reporting purposes.

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information, inclusive of measurement period adjustments. The Company recorded various measurement period adjustments that resulted in a $1.2 million net increase to goodwill during the year ended December 31, 2017, including an adjustment to increase deferred revenue and goodwill by approximately $0.6 million during 2017, all of which was recorded as revenue during the year. In addition, during the second quarter of 2017, the Company reached an agreement to finalize the net working capital (“NWC”) settlement related to the Valence Health transaction. Per the executed settlement agreement, the Company received 0.2 million shares of its Class A Common Stock previously held in escrow. The fair value of the NWC settlement was approximately $0.9 million less than the Company’s previously recorded estimate and, accordingly, the Company recorded a measurement period adjustment to increase purchase price and goodwill by approximately $0.9 million. The Company also recorded adjustments to accounts receivable and intangible assets, which resulted in a $0.4 million increase to goodwill. During 2017, the Company filed the 2016 pre-acquisition tax return for Valence Health, resulting in an adjustment to decrease deferred tax liabilities and goodwill by approximately $0.6 million due to updates in certain estimates that were made as of the transaction date. The purchase price allocation for Valence Health was finalized during 2017.

Our results for the year ended December 31, 2016, included approximately $3.9 million in stock compensation expense related to the acceleration of unvested Valence Health equity awards that vested upon the close of the Valence Health acquisition. The expense was related to Valence Health employees that remained with the Company following the close of the acquisition.

Immediately following the Valence Health acquisition, the Company decided to abandon and sublet its rented space at 540 W. Madison Street, Suite 1400, Chicago, Illinois (the “14th Floor Space”). Therefore, our results from operations for the year ended December 31, 2016, included a lease abandonment expense of approximately $6.5 million in conjunction with a rental space acquired as part of the Valence Health acquisition, based on remaining lease payments and expected future sublease income. During the second quarter of 2017, the Company reached an agreement to terminate the lease for the 14th Floor Space, effective September 2017. The Company continued making rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee. Remaining cash outflows related to the 14th Floor Space were estimated to be approximately $4.8 million as of June 30, 2017, while the remaining balance of the initial $6.5 million lease abandonment liability recorded after the Valence Health acquisition was approximately $5.3 million as of June 30, 2017, prior to adjustments pertaining to the lease cancellation fees. As such, the Company recorded a one-time adjustment of $0.5 million to reduce the lease abandonment liability, from $5.3 million to $4.8 million, as of June 30, 2017. The adjustment was recorded as a reduction to our rent expense within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2017. The Company made regular rent payments until September 1, 2017, at which point we paid a one-time lease cancellation and related brokerage fee of $4.4 million. There is no remaining lease abandonment liability related to the 14th Floor Space as of December 31, 2017.

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

The TSA has expired as of December 31, 2017. Under the terms of the TSA, the Company provided back office information technology support to CHS and CHS provided back office finance and human resources support to Evolent until December 31, 2017. Additionally, employees of both entities will have mutual employee health care claims administration through a self-funded plan. Based on management’s analysis, the terms of the TSA are at fair market value.

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

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was initially valued at $7.8 million. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The contingent equity consideration was recorded as a mark-to-market liability of $8.7 million and $8.3 million within “Other long-term liabilities” on our Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively. We recorded a re-measurement loss of approximately $0.4 million and $0.5 million during the years ended December 31, 2017 and 2016, respectively, based on changes in the underlying assumptions of the fair value calculation. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 16.

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

The Offering Reorganization

Evolent Health, Inc. was incorporated as a Delaware corporation in December 2014 for the purpose of pursuing the Company’s IPO. Immediately prior to the completion of the IPO in June 2015, we amended and restated our certificate of incorporation to, among other things, authorize two classes of common stock, Class A common stock and Class B common stock. Each share of our Class A common stock and Class B common stock entitles its holder to one vote on all matters to be voted on by stockholders, and holders of Class A common stock and holders of Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval (except as otherwise required by law). Pursuant to the Offering Reorganization:

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

Our operations are conducted through Evolent Health LLC and subsequent to the Offering Reorganization the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC.

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

Pro forma financial information (unaudited)

The unaudited pro forma Consolidated Statements of Operations presented below gives effect to (1) the Aldera transaction as if it had occurred on January 1, 2015, (2) the Valence Health transaction as if it had occurred on January 1, 2015, (3) the Passport transaction as if it had occurred on January 1, 2015, and (4) the consolidation of Evolent Health LLC as if it had occurred on January 1, 2014. The following pro forma information includes adjustments to:

•
Remove transaction costs related to the Aldera, Valence Health and Passport transactions of $0.2 million, $2.7 million and $0.3 million, respectively, recorded during 2016 and reclassify said amounts to 2015;

•
Remove one-time items, such as the gain on the release of our contingent liability related to Valence Health of $2.6 million, stock-based compensation of $3.9 million related to the acceleration of Valence Health’s unvested equity awards and the lease abandonment charge related to the 14th Floor Space of $6.5 million, recorded during 2016 and reclassify said amounts to 2015;

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

	For the Years Ended
	December 31,
	2016	2015
Revenue	$361,944	$311,639

Net income (loss)	(225,091)	(93,906)
Net income (loss) attributable to
non-controlling interests	(57,433)	(28,684)
Net income (loss) attributable to
Evolent Health, Inc.	(167,658)	(65,222)

Net income (loss) available to
common shareholders:
Basic	$(3.30)	$(1.50)
Diluted	(3.30)	(1.50)

Associated with the Offering Reorganization, deferred revenue was recorded only to the extent that it represented an obligation assumed by the acquirer. As a result, existing deferred revenue was reduced by $4.9 million to account for the deferred revenue at fair value.

Securities Offerings

August 2017 Primary Offering

In August 2017, the Company completed a primary offering of 8.8 million shares of its Class A common stock at a price to the public of $19.85 per share and a corresponding price to the underwriters of $19.01 per share (the “August 2017 Primary”). This offering resulted in net cash proceeds to the Company of approximately $166.9 million (gross proceeds of $175.0 million, net of $8.1 million in underwriting discounts and stock issuance costs). For each share of Class A common stock issued by Evolent Health, Inc., the Company received a corresponding Class A common unit from Evolent Health LLC in exchange for contributing the issuance proceeds to Evolent Health LLC. As a result of the Class A common stock and Class A common units of Evolent Health LLC issued during the August 2017 Primary, the Company’s economic interest in Evolent Health LLC increased from 96.1% to 96.6% immediately following the August 2017 Primary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

2017 Secondary Offerings

Certain affiliates of TPG, The Advisory Board, UPMC and Ptolemy Capital, LLC (together, the “Investor Stockholders”) have an existing exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units. The Class B common units of Evolent Health LLC received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A common units of Evolent Health LLC, and Evolent Health LLC cancels the Class B common units of Evolent Health LLC it receives in the Class B Exchange. The Class B Exchanges and subsequent cancellation of Class B common units of Evolent Health LLC result in an increase in the Company’s economic interest in Evolent Health LLC. The Company did not receive any proceeds from Class B Exchanges or the sale of Class A common stock in the secondary offerings described below.

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

The shares sold in the June 2017 Secondary consisted of 0.7 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders and 3.8 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the June 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 90.5% to 96.1% immediately following the June 2017 Secondary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

May 2017 Secondary Offering

In May 2017, the Company completed a secondary offering of 7.0 million shares of its Class A common stock at a price to the underwriters of $24.30 per share (the “May 2017 Secondary”). The shares were sold by certain of the Selling Stockholders (as defined below).

The shares sold in the May 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders, 3.8 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the May 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 84.9% to 90.5% immediately following the May 2017 Secondary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

March 2017 Secondary Offering

In March 2017, the Company completed a secondary offering of 7.5 million shares of its Class A common stock at a price to the underwriters of $19.53 per share (the “March 2017 Secondary”).

The shares sold in the March 2017 Secondary consisted of 3.1 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders and 4.4 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the March 2017 Secondary, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 83.9% immediately following the March 2017 Secondary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

In connection with the March 2017 Secondary, the underwriters exercised, in full, their option to purchase an additional 1.1 million shares of Class A common stock (the “March 2017 Option to Purchase Additional Shares”) from the Investor Stockholders at a price of $19.53 per share. The March 2017 Option to Purchase Additional Shares closed in May 2017.

The shares sold in the March 2017 Option to Purchase Additional Shares consisted of 0.5 million existing shares of the Company’s Class A common stock owned and held by certain Investor Stockholders. It also included 0.6 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of the Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the March 2017 Option to Purchase Additional Shares, the Company’s economic interest in Evolent Health LLC increased from 83.9% to 84.9% immediately following the March 2017 Option to Purchase Additional Shares, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

The June 2017 Secondary, May 2017 Secondary, March 2017 Secondary and March 2017 Option to Purchase Additional Shares are collectively referred to as the “2017 Secondary Offerings.”

September 2016 Secondary Offering

In September 2016, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the underwriters of $21.54 per share, including the exercise in full by the underwriters of their option to purchase additional shares (the “September 2016 Secondary”).

The shares sold in the September 2016 Secondary consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Investor Stockholders and certain management selling stockholders (together with the Investor Stockholders, the “Selling Stockholders”) and 2.2 million newly issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the September 2016 Secondary, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% immediately following the September 2016 Secondary, and, accordingly, the Company reclassified a portion of its non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

Subsequent to the IPO, Offering Reorganization, business combinations and securities transactions described above, we owned 96.6% and 77.4% of the economic interests and 100% of the voting rights in Evolent Health LLC as of December 31, 2017 and 2016, respectively.

Asset Acquisitions

Accordion Health, Inc.

On June 8, 2017, the Company entered into an agreement to acquire Accordion for $3.2 million (the “Accordion Purchase Agreement”). Accordion provides technology that the Company believes enhances its RAF services to its partners. In addition to technology assets, the software development team from Accordion joined Evolent as full-time employees. Under the terms of the Accordion Purchase Agreement, members of the software development team will be eligible for an additional $0.8 million earn-out, contingent upon the completion of specified software development targets.

The Company accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identified asset, thus satisfying the requirements of the screen test introduced in ASU 2017-01. The assets acquired in the transaction were measured based on the amount of cash paid to Accordion, including transaction costs, as the fair value of the assets given was more readily determinable than the fair value of the assets received. The Company classified and designated the identifiable assets acquired as a $3.3 million technology intangible asset, inclusive of approximately $0.1 million of capitalized transaction costs. The Company also assessed and determined the useful life of the acquired intangible assets to be 5 years, and the intangible assets will be amortized on a straight line basis over this period. The Company will account for the contingent earn-out as a post-acquisition expense if the specified software development targets are achieved. The transaction was a taxable stock acquisition and the Company recognized deferred tax liability of approximately $2.0 million related to the book-tax basis difference in the acquired asset, which resulted in an income tax benefit related to the reduction in the Company’s previously established valuation allowance, the reduction of which is accounted for outside of acquisition accounting. This amount was recorded as an intangible asset. The deferred tax liability represents a future source of potential taxable income that enables the Company to release some of its previously established valuation allowance, the reduction of which is accounted for outside of acquisition accounting, resulting in income tax benefit.

Vestica

On March 1, 2016, the Company entered into an Asset Purchase Agreement between Vestica and Evolent Health LLC. As part of the transaction, the Company paid $7.5 million to acquire certain assets from Vestica to further align our interests with one of our existing partners. Vestica can earn an additional $4.0 million in consideration, based on certain future events. The amount is currently being held in escrow, and is recorded within other non-current assets on our Consolidated Balance Sheets. This transaction also includes an arrangement under which Vestica will continue to perform certain services on our behalf related to the acquired assets.

We accounted for the transaction as an asset acquisition where the assets acquired were measured based on the amount of cash paid to Vestica as well as transaction costs incurred, as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated identifiable assets acquired and we assessed and determined the useful lives of the acquired intangible assets subject to amortization. As a result, we recorded a $7.5 million customer relationship intangible asset with a useful life of thirteen years, which assumes renewal of acquired customer contracts. The transaction was a taxable asset purchase.

5. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. Materially, all of our held-to-maturity investments had matured as of December 31, 2017.

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

When a held-to-maturity investment is in an unrealized loss position, we assess whether or not we expect to recover the entire cost basis of security, based on our best estimate of the present value of cash flows expected to be collected from the debt security. Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, creditworthiness and forecasted performance of the investee. In cases where the estimated present value of future cash flows is less than our cost basis, we recognize an other than temporary impairment and write the investment down to its fair value. The new cost basis would not be changed for subsequent recoveries in fair value. No investments were written down during the years ended December 31, 2017 and 2016.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of December 31,
	2017	2016
Computer hardware	$5,667	$4,474
Furniture and equipment	2,448	2,448
Internal-use software development costs	48,557	21,385
Leasehold improvements	8,708	8,108
Total property and equipment	65,380	36,415
Accumulated depreciation and amortization expenses	(14,458)	(5,236)
Total property and equipment, net	$50,922	$31,179

We had no property and equipment prior to the Offering Reorganization.

The Company capitalized $27.1 million, $15.0 million and $6.4 million of internal-use software development costs for the years ended December 31, 2017, 2016 and 2015, respectively. The net book value of capitalized internal-use software development costs was $42.1 million and $19.9 million as of December 31, 2017 and 2016, respectively.

Depreciation expense related to property and equipment was $9.2 million, $2.6 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015 (subsequent to the date of the Offering Reorganization), respectively, of which amortization expense related to capitalized internal-use software development costs was $4.9 million, $1.4 million and less than $0.1 million, respectively.

As discussed in Note 2, the Company changed its estimate of the useful life of internal-use software from 7 years to 5 years, effective September 1, 2017. This change in useful life has been accounted for as a change in accounting estimate and will be applied to all new internal-use software. Remaining carrying amounts of existing internal-use software will be amortized prospectively over a maximum of 5 years, or the remaining useful lives if less than 5 years. This change in estimated useful life had an immaterial impact on the Company’s operations for the year ended December 31, 2017.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe our estimated fair value of our single reporting unit may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, partners, or litigation.

A description of our goodwill impairment tests during 2017 and 2016 follows below.

2017 Goodwill Impairment Tests

On October 31, 2017, the Company performed its annual goodwill impairment review for fiscal year 2017. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest fair value of our single reporting unit was below the carrying value. As a result, a quantitative goodwill impairment analysis was not required.

Following the date of our annual goodwill review, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the month of November was approximately $12.01, a 42.4% decrease compared to the average closing price for the period from January to October. A sustained decline in the price of our Class A common stock and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the price of our Class A common stock in November did represent a sustained decline and therefore was an indicator that our goodwill might be impaired. The Company proceeded to perform a quantitative goodwill impairment test as of December 14, 2017.

Quantitative Assessment Results

To determine the implied fair value for our single reporting unit, we used both a market multiple valuation approach (“market approach”) and a discounted cash flow valuation approach (“income approach”).  In determining the estimated fair value using the market approach, we considered the level of our Class A common stock price and assumptions that we believe market participants would make in valuing our reporting unit, including the application of a control premium. In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital.  This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common units, the impact of updated tax legislation, capital market assumptions and other subjective inputs. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company re-evaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the concluded fair value for the reporting unit. For purposes of this analysis, the Company weighted the results 70% towards the market approach and 30% towards the income approach, to give greater prominence to the Level 1 inputs used in the market approach.

In our December 14, 2017, quantitative assessment, our most sensitive assumption for purposes of the market approach was our estimate of the control premium, and the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. A significant decrease in the control premium or a significant increase in the discount rate in isolation would result in a significantly lower fair value. The concluded fair value under the market approach exceeded carrying value by approximately $140.4 million, or 13.4%. Decreasing the selected control premium of 27.5% by 300 basis points (approximately 10%) would result in the concluded fair value exceeding the carrying value by approximately $112.3 million, or 10.7%. The concluded fair value under the income approach exceeded carrying value by approximately $233.2 million, or 22.2%. Increasing the selected discount rate of 13.0% by 50 basis points (approximately 5%) would result in the concluded fair value exceeding the carrying value by approximately $164.5 million, or 15.7%.

As fair value was greater than carrying value under both the market and income approaches, goodwill was not impaired as of December 14, 2017.

As of December 31, 2017, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an interim goodwill impairment assessment as of December 31, 2017.

2016 Goodwill Impairment Tests

As discussed in Notes 2 and 3, we adopted ASU 2017-04 effective January 1, 2017, thus changing our policy with regard to goodwill impairment testing. The discussion below of our goodwill impairment testing during 2016 was performed using a two-step method under our previous policy. Under our previous policy, Step 1 of the goodwill impairment test involved a quantitative calculation of the Company’s fair value, which was then compared to the carrying value. If the fair value estimate was less than the carrying value, it was an indicator that goodwill impairment may exist, and Step 2 was required. In Step 2, the implied fair value of goodwill was determined. The fair value as determined in Step 1 was assigned to all of the Company’s net assets (recognized and unrecognized) as if the entity was acquired in a business combination as of the date of the impairment test. If the implied fair value of goodwill was lower than its carrying amount, goodwill was impaired and written down to its fair value; and a charge was reported in impairment of goodwill on our Consolidated Statements of Operations.

As a result of the Offering Reorganization described in Note 4, we revalued our Consolidated Balance Sheets to the market value of our IPO share price of $17.00 and recorded $608.9 million in goodwill on our Consolidated Balance Sheets.

Subsequent to our 2015 annual impairment testing, our common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our common stock traded between $8.48 and $12.32, or an average common stock price of $10.33 compared to an average common stock price of $19.51 and $14.73 during the three-month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during the period requiring an interim goodwill impairment test as of March 31, 2016. As such, we performed a Step 1 impairment test of our goodwill as of March 31, 2016.

Step 1 Results

To determine the implied fair value for our single reporting unit, we used both a market approach and income approach, as described above. In our March 31, 2016, Step 1 test, our most sensitive assumption for purposes of the market approach was our estimate of the control premium, and the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. As of March 31, 2016, our single reporting unit failed the Step 1 analysis as we determined that its implied fair value was less than its carrying value based on the weighting of the fair values determined under both the market and income approaches. As fair value was less than carrying value, we performed a Step 2 test to determine the implied fair value of our goodwill.

Step 2 Results

In our March 31, 2016, Step 2 test, the fair value of all assets and liabilities was estimated, including our tangible assets (corporate trade name, customer relationships and technology), for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill, resulting in an impairment charge of $160.6 million on our Consolidated Statements of Operations.

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

On October 31, 2016, the Company performed its annual goodwill impairment review for fiscal year 2016. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest fair value was below carrying value. As a result, a quantitative Step 1 goodwill impairment analysis was not required.

As of December 31, 2016, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an interim goodwill impairment assessment as of December 31, 2016.

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	For the Years Ended
	December 31,
	2017	2016
Balance as of beginning-of-year	$626,569	$608,903
Goodwill Acquired (1)	—	178,266
Measurement period adjustments (2)	1,617	—
Goodwill Impairment	—	(160,600)
Balance as of end-of-year	$628,186	$626,569

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

Details of our intangible assets (in thousands), including their weighted-average remaining useful lives (in years), are presented below:

	As of December 31, 2017
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	17.4	$19,000	$2,454	$16,546
Customer relationships	20.5	203,500	18,312	185,188
Technology	3.1	55,802	17,810	37,992
Below market lease, net	4.8	4,197	2,662	1,535
Total		$282,499	$41,238	$241,261

	As of December 31, 2016
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	18.4	$19,000	$1,505	$17,495
Customer relationships	21.5	203,500	9,018	194,482
Technology	5.2	50,500	7,753	42,747
Below market lease, net	9.4	4,323	124	4,199
Total		$277,323	$18,400	$258,923

Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015 (subsequent to the date of the Offering Reorganization), was $22.8 million, $12.5 million and $5.8 million, respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2017, is as follows:

2018	$23,209
2019	23,071
2020	18,801
2021	14,666
2022	10,931
Thereafter	150,583
Total	$241,261

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. As discussed above, we identified a triggering event and performed a quantitative analysis over the carrying value of our goodwill balance during the fourth quarter of 2017. Identification of the triggering event also triggered an impairment analysis of the carrying value of our intangible asset group. In conjunction with the impairment testing of the carrying value of our goodwill, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable.  We performed a quantitative analysis, which required management to compare the total pre-tax, undiscounted future cash flows of the intangible asset group to the current carrying amount.  The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group.  Based on our quantitative analysis, we determined that the pre-tax, undiscounted cash flows exceeded the carrying value and therefore concluded that our intangible assets were recoverable.

Also as discussed above, our single reporting unit failed the Step 1 test for goodwill impairment during the first quarter of 2016, thus triggering an impairment analysis of the carrying value of our intangible asset group.  Based on our Step 1 test for the intangible asset group, we concluded the carrying amount of our intangible assets were recoverable given the pre-tax, undiscounted cash flows exceeded the carrying value of the intangible asset group.

8. Long-term Debt

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 in a Private Placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2021 Notes were issued at par for net proceeds of $120.4 million. We incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest method. The closing of the Private Placement of the 2021 Notes occurred on December 5, 2016.

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the years ended December 31, 2017 and 2016, the Company recorded approximately $2.5 million and $0.2 million in interest expense and $0.9 million and less than $0.1 million in non-cash interest expense related to the amortization of deferred financing costs. The Company had no indebtedness for the year ended December 31, 2015.

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

Convertible Senior Notes Carrying Value

While the 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying value of $121.4 million as of December 31, 2017, the 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair value was $120.4 million, based on a traded price on December 29, 2017, a Level 2 input. As of December 31, 2016, the estimated fair value of the 2021 Notes was $125.0 million, which approximated cost as there were no significant movements in interest rates between the issuance date and December 31, 2016. The 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of December 31,
	2017	2016
Carrying value	$121,394	$120,283
Unamortized discount	3,606	4,717
Principal amount	$125,000	$125,000
Remaining amortization period (years)	3.9	4.9

9. Commitments and Contingencies

UPMC Reseller Agreement

The Company and UPMC are parties to a reseller, services and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013 (as amended through the date hereof, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to a defined list of 20 of the Company’s customers.

The Advisory Board Company Reseller Agreement

The Company and The Advisory Board were parties to a services, reseller, and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013, and May 1, 2015 (as so amended, “The Advisory Board Company Reseller Agreement”), which terminated on July 20, 2017. Under the terms of The Advisory Board Company Reseller Agreement, The Advisory Board provided certain services to the Company on an as-requested basis.  In addition, The Advisory Board had a right of first offer to provide certain specified services during the term of the Agreement and had the right to collect certain fees for specified referrals. Pursuant to the Advisory Board Company Reseller Agreement, Evolent entered into a services agreement with The Advisory Board in October 2016 whereby The Advisory Board will provide certain services to the Company in conjunction with risk adjustment services provided to one of our customers.

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of December 31, 2017 and 2016, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Letter of Credit

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit is effective from September 30, 2017 through June 30, 2019, and carries a quarterly facility rental fee of 0.8% per annum on the amount of the outstanding balance. The letter of credit will terminate after June 30, 2019. The letter of credit is presented at the face amount plus accrued facility rental fee, less received payments. As of December 31, 2017, there was no outstanding balance related to this letter of credit.

Lease Commitments

The Company has entered into lease agreements for its primary office locations in Arlington, Virginia, Lisle, Illinois, Riverside, Illinois and Chicago, Illinois. Certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. The Company also has several smaller leases in various locations within Texas and California. Total rental expense, net of sublease income, on operating leases for the years ended December 31, 2017, 2016 and 2015 (subsequent to the date of the Offering Reorganization), was $10.9 million, $5.9 million and $2.3 million, respectively.

In connection with various lease agreements, the Company is required to maintain $3.8 million in letters of credit. As of December 31, 2017, the Company held $3.8 million in restricted cash and restricted investments as collateral for the letters of credit, as described below.

Arlington, Virginia Office Lease

During 2013, the Company entered into a facility lease in Arlington, Virginia. Total future minimum lease commitments over 3.0 years are approximately $10.5 million as of December 31, 2017. The future minimum lease payments associated with the Arlington, Virginia lease are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $1.6 million. The collateral for the letter of credit is currently recorded as restricted cash.

Lisle, Illinois Office Lease

On November 1, 2016, the Company assumed a facility lease in Lisle, Illinois as part of the Aldera transaction. Total future minimum lease commitments over 7.5 years are approximately $3.7 million as of December 31, 2017. The future minimum lease payments associated with the Lisle, Illinois lease are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $0.5 million. The collateral for the letter of credit is currently recorded as restricted cash.

Riverside, Illinois Office Lease

On October 3, 2016, the Company assumed a facility lease in Riverside, Illinois as part of the Valence Health transaction. Total future minimum lease commitments over 5.3 years are approximately $3.5 million as of December 31, 2017. The future minimum lease payments associated with the Riverside, Illinois lease are included in the table below.

Chicago, Illinois Office Lease

On October 3, 2016, the Company assumed a facility lease in Chicago, Illinois as part of the Valence Health transaction. This lease includes three floors. One of the floors is occupied by the Company, one is subleased to a tenant, and one was abandoned and subsequently terminated. Total future minimum lease commitments over 10.0 years are approximately $18.3 million as of December 31, 2017. The future minimum lease payments associated with the Chicago, Illinois lease, less the payments associated with the terminated floor, are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $1.7 million. The collateral for the letter of credit is currently recorded as restricted cash.

In connection with the Chicago, Illinois lease, the Company acquired a sublease tenant for one of the floors (the “13th Floor Sublease”). Total future sublease income over 11.0 years was approximately $10.1 million as of December 31, 2016. We signed an amendment to the 13th Floor Sublease during the fourth quarter of 2017, which reduced the term of the sublease. Total future sublease income over the remaining sublease term of one year is approximately $0.1 million as of December 31, 2017.

Immediately following the Valence Health acquisition, the Company decided to abandon and sublet its rented space at 540 W. Madison, Suite 1400, Chicago, Illinois. Therefore, our results from operations for the year ended December 31, 2016, included a lease abandonment expense of approximately $6.5 million in conjunction with the abandonment of the 14th Floor Space, based on remaining lease payments and expected future sublease income. During the second quarter of 2017, the Company reached an agreement to terminate the lease for the 14th Floor Space, effective September 2017. The Company continued making rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee. Remaining cash outflows related to the 14th Floor Space were estimated to be approximately $4.8 million as of June 30, 2017, while the remaining balance of the initial $6.5 million lease abandonment liability recorded after the Valence Health acquisition was approximately $5.3 million as of June 30, 2017, prior to adjustments pertaining to the lease cancellation fees. As such, the Company recorded a one-time adjustment of $0.5 million to reduce the lease abandonment liability, from $5.3 million to $4.8 million. The adjustment was recorded as a reduction to our rent expense within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2017. The Company made regular rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee of $4.4 million. There is no remaining lease abandonment liability related to the 14th Floor Space as of December 31, 2017.

The following table presents a roll forward of the lease abandonment liability for the years ended December 31, 2017 and 2016 (in thousands):

	For the Years Ended
	December 31,
	2017	2016
Accrual as of beginning-of-period	$6,100	$—
Abandonment expense	—	6,460
Impact of lease termination	(496)	—
Abandonment amortization	(1,239)	(360)
Lease cancellation fee	(4,365)	—
Accrual as of end-of-period	$—	$6,100

Future minimum rental commitments (in thousands) as of December 31, 2017, were as follows:

2018	$8,328
2019	7,101
2020	7,001
2021	2,870
2022	2,530
Thereafter	13,462
Total	$41,292

Purchase Obligations

Our contractual obligations related to vendor contracts (in thousands) as of December 31, 2017, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Purchase obligations related to vendor contracts	$6,567	$430	$—	$—	$6,997

Indemnifications

The Company’s customer agreements generally include a provision by which the Company agrees to defend its partners against third-party claims (a) for death, bodily injury, or damage to personal property caused by Company negligence or willful misconduct, (b) by former or current Company employees arising from such managed service agreements, (c) for intellectual property infringement under specified conditions and (d) for Company violation of applicable laws, and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such indemnities and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and another investor to register for sale under the Securities Act shares of our Class A common stock, including those delivered in exchange for Class B common stock and Class B common units. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights. Pursuant to our contractual obligations under this agreement, we filed a registration statement on Form S-3 with the SEC on July 28, 2016, which was declared effective on August 12, 2016.

Pursuant to certain terms of the registration rights agreement, the Investor Stockholders sold 19.7 million shares of the Company’s Class A common stock during the 2017 Secondary Offerings and 8.6 million shares of the Company’s Class A common stock during the September 2016 Secondary Offering, as discussed in Note 4. Pursuant to the terms of the registration rights agreement, we incurred $1.5 million and $1.6 million in expenses related to secondary offerings during the years ended December 31, 2017 and 2016, respectively. These expenses are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

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

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program (“Next Gen”), we entered into upside and downside risk-sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. As of December 31, 2017, Evolent had approximately $24.7 million of restricted cash and restricted investments related to risk-sharing arrangements. Approximately $8.2 million of this amount was required to satisfy the capital requirements of our captive insurance entity as well as state insurance regulators to secure potential losses related to insurance services for the year ended December 31, 2017. Approximately $16.6 million of this amount is required to satisfy the capital requirements of our captive insurance entity as well as state insurance regulators to secure potential losses related to insurance services for the year ending December 31, 2018. These amounts are in excess of our actuarial assessment of loss.

Reinsurance Agreement

During the fourth quarter of 2017, the Company entered into a 15-month, $10.0 million capital-only reinsurance arrangement with NMHC, expiring on December 31, 2018. The purpose of the capital-only reinsurance is to provide balance sheet support to NMHC. There is no uncertainty to the outcome of the arrangement as there is no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health is at risk for any cash payments on behalf of NMHC. As a result, this arrangement does not qualify for reinsurance accounting. The Company will record a quarterly fee of approximately $0.2 million as non-operating income on its consolidated statements of operations and will maintain $10.0 million in restricted cash and restricted investments on its consolidated balance sheets for the duration of the reinsurance agreement.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents. As of December 31, 2017, approximately 74% of our $295.4 million of cash and cash equivalents (including restricted cash) was held in bank deposits with FDIC participating banks and approximately 26% was held in money market funds. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of December 31,
	2017	2016
Customer G	32.1%	14.3%
Customer B	16.5%	*
Customer H	11.8%	*

* Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Years Ended December 31,
	2017	2016	2015
Customer A	20.6%	19.6%	*
Customer B	*	14.5%	15.6%
Customer C	*	12.7%	11.2%
Customer D	*	*	19.6%
Customer E	*	*	14.1%
Customer F	*	*	11.8%

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

During the fourth quarter of 2015, we agreed to amend the terms of our contract with WakeMed Health and Hospitals, noted as customer E above, and changed our fee structure from a PMPM-based fee to a combination of a fixed-fee and a performance-based fee. The performance-based portion of our fee was tied to WakeMed’s participation in the Next Generation ACO Program. In 2016, WakeMed determined not to participate in the calendar year 2016 program; therefore, the portion of our fee and the corresponding expenses related to the performance-based arrangement were eliminated from our agreement.

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(69,767)	$(226,778)	$319,814
Less:
Net income (loss) attributable to non-controlling interests	(9,102)	(67,036)	(12,680)
Undeclared cumulative preferred dividends	—	—	2,184
Net income (loss) available for common shareholders - Basic	(60,665)	(159,742)	330,310
Add:
Net income (loss) attributable to non-controlling interests	—	—	(12,680)
Undeclared cumulative preferred dividends converted during the period	—	—	2,184
Net income (loss) available for common shareholders - Diluted (1)(2)	(60,665)	(159,742)	319,814

Weighted-average common shares outstanding - Basic	64,351	45,031	25,129
Dilutive effect of restricted stock and restricted stock units	—	—	17
Dilutive effect of options	—	—	1,510
Assumed conversion of convertible preferred stock at beginning-of-period	—	—	9,397
Assumed conversion of Class B common shares to Class A common shares	—	—	10,083
Weighted-average common shares outstanding - Diluted (2)(3)	64,351	45,031	46,136

Earnings (Loss) per Common Share
Basic	$(0.94)	$(3.55)	$13.14
Diluted	(0.94)	(3.55)	6.93

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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Years Ended December 31,
	2017	2016	2015
Exchangeable Class B common stock	7,285	16,882	—
Restricted stock and RSUs	525	245	—
Stock options	2,829	1,973	—
Convertible senior notes	5,201	369	—
Total	15,840	19,469	—

11. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock and RSUs, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million shares of the Company’s common stock. As of December 31, 2017 and 2016, 4.8 million and 4.9 million stock options, respectively, and 3.8 million shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of up to 6.0 million shares of the Company’s Class A common stock to employees and non-employee directors of the Company and its consolidated subsidiaries. As of December 31, 2017 and 2016, 2.5 million and 1.7 million stock options and 1.1 million and 0.7 million RSUs have been issued, net of forfeitures, under the 2015 Plan.

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

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Award Type
Stock options	$15,487	$15,647	$8,913
Performance-based stock options	447	374	—
Restricted stock	—	—	4,875
RSUs	4,503	2,583	942
Acceleration of unvested equity awards	—	3,897	—
Total	$20,437	$22,501	$14,730

Line Item
Cost of revenue	$1,371	$2,670	$1,144
Selling, general and
administrative expenses	19,066	19,831	13,586
Total	$20,437	$22,501	$14,730

We recorded $3.9 million in stock-based compensation expense during 2016 for the acceleration of Valence Health’s unvested equity awards that vested upon the close of the Valence Health acquisition. During 2015, we recorded $4.9 million in stock-based compensation for the acceleration of our unvested restricted shares which vested immediately after the Offering Reorganization and prior to the IPO. We did not recognize stock compensation expense in 2015 prior to the Offering Reorganization.

No stock-based compensation in the totals above was capitalized as software development costs for the years ended December 31, 2017 and 2016. Less than $0.1 million of stock-based compensation included in the totals above was capitalized as software development costs for the year ended December 31, 2015.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2017
		Weighted-
		Average
	Expense	Period
Stock options	$13,745	0.96
Performance-based stock options	968	2.17
RSUs	9,906	2.18
Total	$24,619

Stock Options

Other than the performance-based stock options described below, options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Weighted-average fair value
per option granted	$8.38	$4.69	$10.41
Assumptions:
Expected term (in years)	6.25	6.25	6.25
Expected volatility	42.8%	45.0%	45.0%
Risk-free interest rate	1.9 - 2.1%	1.3 - 1.5%	1.4 - 1.8%
Dividend yield	—%	—%	—%

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

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2016	6,005	$6.44	7.83	$50,193
Granted	961	18.64
Exercised	(788)	5.18
Forfeited	(227)	11.62
Outstanding as of December 31, 2017	5,951	$8.38	7.19	$23,325

Vested and expected to vest
after December 31, 2017	5,414	$8.43	7.11	$23,379

Exercisable at December 31, 2017	3,156	$7.78	6.88	$22,678

The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015, was $13.0 million, $12.4 million and $11.1 million, respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $14.2 million, $3.8 million and $0.5 million, respectively. We issue new shares to satisfy option exercises.

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

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2016	268	$10.27	9.17	$1,213
Outstanding as of December 31, 2017	268	10.27	8.17	544

Vested and expected to vest
after December 31, 2017	268	$10.27	8.17	$544

Restricted stock

Restricted stock awarded under the incentive compensation plans is generally subject to a graded service vesting period where 25% of the award vests after one year of service and the remaining award vests quarterly thereafter. Restricted stock awards are issued to the participants for no consideration. There were no restricted stock awards granted or forfeited during the years ended December 31, 2017 or 2016. There were no restricted stock awards outstanding as of December 31, 2017 or 2016.

Restricted Stock Units

Other than RSUs granted to our non-employee directors which have a one year vesting period, RSUs awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and are issued to the participants for no consideration. Information with respect to our RSUs is presented below (in thousands, except for weighted-average grant-date fair value):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2016	618	$13.07
Granted	468	19.35
Forfeited	(64)	15.35
Vested	(206)	14.09
Outstanding as of December 31, 2017	816	$16.23

During the years ended December 31, 2017, 2016 and 2015, we granted RSUs with a weighted-average grant date fair value of $19.35, $11.60 and $16.85, respectively.

The total fair value of RSUs vested during the years ended December 31, 2017 and 2016 was $2.9 million and $1.8 million. There were no RSU vests for the year ended December 31, 2015.

12. Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act establishes new U.S. tax laws impacting the Company which include a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, an indefinite carryforward period and 80% taxable income limitation on NOLs arising after December 31, 2017, and the repeal of the corporate alternative minimum tax (“AMT”).

In accordance with SEC Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law, the Company recorded provisional amounts representing reasonable estimates of effects of the Tax Act in its 2017 financial statements. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The Company may adjust provisional estimates, which may impact our current income tax expense in the period in which the adjustments are made. The Company will continue to evaluate any adjustments necessary to our initial provisional estimates throughout 2018.

The Company believes the revaluation of our deferred tax assets and liabilities as a result of the Tax Act will have the most significant impact on the Company’s income tax expense. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or settled. The Company recorded provisional expense of $27.5 million related to the decrease in net deferred tax assets, and a corresponding $30.2 million provisional benefit from the decrease in valuation allowance to reflect the reduction of the statutory corporate income tax rate. The Company also recorded a $2.8 million provisional benefit for release of valuation allowance related to indefinite-lived intangible deferred tax liabilities now considered a source of income as support for the realization of future indefinite-lived NOL deferred tax assets, and a $0.3 million provisional benefit for the refundability of existing AMT credit carryforward.

The Company incurs U.S. federal, state and local income taxes on the Company’s allocable share of taxable income of Evolent Health LLC. Our income before income tax is derived exclusively from U.S. sources.

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Years Ended December 31,
	2017	2016	2015
Current
Federal	$368	$—	$15
State and local	266	—	—
Total current tax expense	634	—	15
Deferred
Federal	3,202	(9,708)	7,092
State and local	(3,102)	(1,138)	1,166
Total deferred tax expense	100	(10,846)	8,258
Change in valuation allowance	(7,371)	91	15,202
Total tax expense (benefit)	$(6,637)	$(10,755)	$23,475

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Years Ended December 31,
	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	3.3%	4.0%	4.9%
Change in valuation allowance	(34.0)%	(0.1)%	4.4%
Change in valuation allowance, tax reform	43.7%	—%	—%
Impact of tax reform	(36.0)%	—%	—%
Remeasurement gain	—%	—%	(40.1)%
Non-deductible stock-based compensation expense	—%	—%	1.0%
Goodwill impairment	—%	(18.7)%	—%
Gain on contribution	—%	(5.0)%	—%
Non-controlling interest	(4.6)%	(11.0)%	1.4%
Stock-based compensation excess tax benefits	3.1%	0.1%	—%
Other, net	(1.8)%	0.2%	0.2%
Effective rate	8.7%	4.5%	6.8%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2017	2016
Deferred Tax Assets
Start-up and organizational costs	$185	$321
Internally developed software costs	3,974	7,137
Net operating loss carryforwards	51,197	60,076
Other	(69)	509
Subtotal	55,287	68,043
Valuation allowance	(53,201)	(26,376)
Total deferred tax assets	2,086	41,667

Deferred Tax Liabilities
Equity-method investment	4,523	62,513
Total deferred tax liabilities	4,523	62,513
Net deferred tax assets (liabilities)	$(2,437)	$(20,846)

Changes in our valuation allowance (in thousands) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning-of-year	$26,376	$19,974	$6,914
Charged to costs and expenses	(7,371)	91	15,202
Charged to other accounts (1)	34,196	6,311	(2,142)
Balance at end-of-year	$53,201	$26,376	$19,974

(1)
Amounts charged to other accounts includes an increase of $34.2 million, $6.3 million and a decrease of $2.1 million charged to additional paid-in-capital for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company continues to record a valuation allowance against the net deferred tax assets that are not more likely than not to be realized. This assessment is made without considering potentially offsetting deferred tax liabilities established with respect to certain indefinite lived components, or components of the deferred tax liability expected to reverse outside of the net operating loss carryover period, as these were appropriately not considered a source of future taxable income for realizing the deferred tax assets, with the exception of up to 80% of future indefinite-lived NOL deferred tax assets.

For the year ended December 31, 2017, the effective tax rate was 8.7%, due to the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. The benefit recorded during the year primarily relates to the effects of the Tax Act, largely due to the revaluation of our deferred tax assets and liabilities for the new statutory income tax rate, and release of valuation allowance related to indefinite-lived intangible deferred tax liabilities now considered a source of income as support for the realization of future indefinite-lived NOL deferred tax assets.

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

As of December 31, 2017, the Company had NOLs of approximately $207.6 million available to offset future taxable income that begin to expire in 2031 through 2038. However, as realization of such tax benefit is not more likely than not, based on our evaluation, we have established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize NOLs and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning-of-year	$—	$—	$—
Gross increases - tax positions in prior period	1,108	—	—
Gross increases - tax positions in current period	74	—	—
Change in tax rate	(420)	—	—
Balance at end-of-year	$762	$—	$—

Included in the balance of unrecognized tax benefits as of December 31, 2017, are $0.8 million of tax benefits that, if recognized, would not affect the effective tax rate. The Company has not recognized interest and penalties related to uncertain tax positions due to the current NOL position. The Company had not recognized any uncertain tax positions, penalties or interest as of December 31, 2016 and 2015, as we concluded that no such positions existed. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

Tax Receivables Agreement

Pursuant to the Offering Reorganization, Class B Exchanges are expected to increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future. In addition, certain NOLs of Evolent Health Holdings (and of an affiliate of TPG) are available to us as a result of the Offering Reorganization.

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local and foreign income tax (as applicable) we realize as a result of any deductions attributable to future increases in tax basis following the Class B Exchanges (calculated assuming that any post-offering transfer of Class B common units had not occurred) or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. We are accounting for these payments as contingent liabilities and will recognize them in our Consolidated Statements of Operations when their realization is probable. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 9 for additional discussion of the implications of the TRA.

13. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $8.0 million and $4.3 million in contributions to the 401(k) plan for the years ended December 31, 2017 and 2016, respectively. After the Offering Reorganization in 2015 we contributed $2.4 million to the plan.

14. Investments In and Advances to Affiliates

Equity Method Investments

During the years ended December 31, 2017 and 2016, the Company entered into joint venture agreements with various entities. At the time of the transactions, our economic interests in these entities ranged from 27% to 40% and our voting interests ranged from 28% to 40%. As of December 31, 2017, the Company’s economic interests in these affiliates ranged between 26% and 40% and voting interests ranged between 27% and 40%. As of December 31, 2016, the Company’s economic and voting interests in its affiliates was 26% and 28%, respectively. The Company determined that it had significant influence over these affiliates but that it did not have control over any of the entities. Accordingly, the investments were accounted for under the equity method of accounting and the Company was allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.8 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively.

The Company signed services agreements with certain of the aforementioned affiliates to provide certain management, operational and support services to help manage elements of their service offerings. Revenues related to the services agreements for the years ended December 31, 2017 and 2016, was $0.4 million and $0.2 million, respectively.

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

The summary of the financial position of Evolent Health LLC as of December 31, 2017 and 2016, is not presented as the Company consolidates the results of Evolent Health LLC after the date of the Offering Reorganization.

The following is a summary of the operating results of Evolent Health LLC (in thousands) for the period in which it was accounted for as an equity method investment (January 1, 2015, through June 3, 2015):

Total revenue	$61,814
Cost of revenue (exclusive of
depreciation and amortization expenses)	44,839
Gross profit	16,975
Operating income (loss)	(44,119)
Net income (loss)	$(44,079)

15. Non-controlling Interests

In connection with the closing of the IPO, we used the net proceeds of the IPO to purchase 13.2 million newly-issued Class A common units in Evolent Health LLC. Additionally we acquired 2.1 million Class A common units in Evolent Health LLC, at $17.00 per unit, as a result of the merger of the TPG affiliate with and into Evolent Health, Inc. as described in Note 4. Immediately following the Offering Reorganization and IPO, the Company owned 70.3% of Evolent Health LLC.

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

In addition, the Company completed a secondary offering of 8.6 million shares of its Class A common stock at a price to the underwriters of $21.54 per share in September 2016. The shares sold in the September 2016 Secondary consisted of 6.4 million existing shares of the Company’s Class A common stock owned and held by the Selling Stockholders and 2.2 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the September 2016 Secondary, the Company’s economic interest in Evolent Health LLC increased from 71.0% to 74.6% as of September 22, 2016, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

Further, the Company completed the 2017 Secondary Offerings during 2017. The shares sold in the 2017 Secondary Offerings consisted of 20.1 million shares of the Company’s Class A common stock, consisting of 7.4 million existing shares of the Company’s Class A common stock owned and held by certain Selling Stockholders, 12.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the 2017 Secondary Offerings, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 96.1% immediately following the June 2017 Secondary, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

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

As of December 31, 2017 and 2016, we owned 96.6% and 77.4% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of our August 2017 Primary and 2017 Secondary Offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Years Ended
	December 31,
	2017	2016
Non-controlling interests as of beginning-of-year	$209,588	$285,238
Cumulative-effect adjustment from adoption of new accounting principle	—	(139)
Decrease in non-controlling interests as a result of Class B Exchanges	(168,883)	(28,220)
Reclassification of non-controlling interests	3,824	19,745
Net income (loss) attributable to non-controlling interests	(9,102)	(67,036)
Non-controlling interests as of end-of-year	$35,427	$209,588

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$60,535	$—	$—	$60,535
Restricted cash and restricted investments (1)	16,575	—	—	16,575
Total	$77,110	$—	$—	$77,110

Liabilities
Contingent consideration (2)	$—	$—	$8,700	$8,700

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$1,128	$—	$—	$1,128

Liabilities
Contingent consideration (2)	$—	$—	$8,300	$8,300

(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of December 31, 2017 and 2016, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the Passport acquisition as described further in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the years ended December 31, 2017 and 2016, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

As discussed in Note 4, the strategic alliance with Passport includes a provision for additional equity consideration contingent upon the Company obtaining new third-party Medicaid business in future periods. The significant unobservable inputs used in the fair value measurement of the Passport contingent consideration are the five-year risk-adjusted recurring revenue compound annual growth rate (“CAGR”) and the applicable discount rate. A significant increase in the assumed five-year risk-adjusted recurring revenue CAGR projection or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Years Ended
	December 31,
	2017	2016
Balance as of beginning of year	$8,300	$—
Additions	—	10,386
Realized and unrealized (gains) losses, net	400	(2,086)
Balance as of end of year	$8,700	$8,300

The table above includes contingent consideration related to both the Passport and Valence Health transactions. As discussed in Note 4, there was contingent consideration related to the Valence Health transaction, tied to Valence Health contracting new business activity on or before December 31, 2016. The Company determined the fair value of the contingent consideration was approximately $2.6 million as of the acquisition date. Valence Health did not contract sufficient business activity to be eligible for any contingent consideration as of December 31, 2016. Accordingly, the Company recorded a $2.6 million realized gain associated with the release of the liability. There is no contingent consideration obligation related to the Valence Health transaction as of December 31, 2016. The realized gain was offset by a $0.5 million realized loss associated with an increase in fair value of Passport’s contingent consideration, which was initially recorded at $7.8 million. As a result, the Company recorded a net realized gain of $2.1 million in fair value of contingent consideration for the year ended December 31, 2016. All of the activity in 2017 was attributable to changes in the fair value of the Passport contingent consideration.

The Company did not have any assets or liabilities with Level 3 inputs for the year ended December 31, 2015.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

As of December 31, 2017
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,700	Real options approach	Risk-adjusted recurring revenue CAGR	92.5%	(2)
			Discount rate/time value	2.7% - 4.0%

(1) Related to additional Passport earn-out consideration as described further in Note 4.
(2) The risk-adjusted recurring revenue CAGR is calculated over the five year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rates is based on theoretical 2016 and 2017 recurring revenues of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR over the period 2019-2021 is 19.2%.

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

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes goodwill, intangible assets, property, plant and equipment, held-to-maturity investments and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value. See Notes 4, 5, 6, 7 and 14 for further discussion of assets measured at fair value on a nonrecurring basis.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash, receivables, prepaid expenses, accounts payable, accrued liabilities and accrued compensation approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

See Note 8 for information regarding the fair value of the 2021 Notes.

17. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 14, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to the services agreements were approximately $0.4 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

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

18. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Total revenue	$106,238	$107,071	$107,912	$113,729
Total operating expenses	127,693	126,188	121,932	131,977
Net income (loss)	(23,149)	(19,698)	(13,129)	(13,791)
Net income (loss) attributable to non-controlling interests	(5,137)	(2,793)	(541)	(631)
Net income (loss) attributable to Evolent Health, Inc.	(18,012)	(16,905)	(12,588)	(13,160)

Earnings (loss) per common share
Basic	$(0.34)	$(0.28)	$(0.18)	$(0.18)
Diluted	(0.34)	(0.28)	(0.18)	(0.18)

2016
Total revenue	$49,449	$56,518	$60,210	$88,011
Total operating expenses	224,527	69,147	76,049	121,884
Net income (loss)	(173,811)	(11,999)	(15,775)	(25,193)
Net income (loss) attributable to non-controlling interests	(51,071)	(3,612)	(4,567)	(7,786)
Net income (loss) attributable to Evolent Health, Inc.	(122,740)	(8,387)	(11,208)	(17,407)

Earnings (loss) per common share
Basic	$(2.91)	$(0.20)	$(0.26)	$(0.33)
Diluted	(2.91)	(0.20)	(0.26)	(0.33)

The unaudited consolidated quarterly results of operations include certain unusual or infrequently occurring items that were material to the results of certain quarters as described below.

The Company recorded a goodwill impairment of $160.6 million during the first quarter of 2016, as described further in Note 7.

During the fourth quarter of 2016, the Company completed the acquisition of Valence Health and Aldera. Accordingly, the 2017 quarterly results include the consolidated results of Valence Health and Aldera. As described further in Note 4, the acquisition of Valence Health resulted in a one-time lease termination benefit of approximately $0.5 million during the second quarter of 2017 and a one-time lease abandonment expense of approximately $6.5 million during the fourth quarter of 2016. Additionally, there was approximately $3.9 million in one-time stock compensation expense related to the acceleration of unvested Valence Health equity awards that vested upon the close of the Valence Health acquisition during the fourth quarter of 2016.

Immaterial Correction of an Error in Previously Issued Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to the classification of restricted cash and restricted investments on its Consolidated Statement of Cash Flows.

Accordingly, the Company corrected this error by revising the classification of certain changes in restricted cash and restricted investments within the Consolidated Statement of Cash Flows.

The following table summarizes the impact of the correction of the error to the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (in thousands):

	As Reported	Correction	As Revised*
Cash Flows from Operating Activities
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	$(5,247)	$(2,655)	$(7,902)
Accounts payable, net of change in restricted
cash and restricted investments	(2,514)	9,555	7,041
Net cash provided by (used in) operating activities	(44,712)	6,900	(37,812)

Cash Flows from Investing Activities
Change in restricted cash and restricted investments	3,200	(6,900)	(3,700)
Net cash provided by (used in) investing activities	7,739	(6,900)	839

* The table above does not reflect the impact of the adoption of ASU 2016-18. The Company adopted ASU 2016-18 effective December 31, 2017. As a result, our future filings will reflect the presentation of our statement of cash flows as required under ASU 2016-18 and not as depicted in the table above. See Note 3 for further discussion of our adoption of ASU 2016-18.

The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined the correction of this error to be immaterial to all prior consolidated financial statements taken as a whole. The Company will revise its Consolidated Statements of Cash Flows for the six months ended June 30, 2017, in future filings to reflect the correction of the error.

19. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Supplemental Disclosure of Non-cash Investing and Financing Activities
Non-cash contribution of common stock to Evolent Health LLC prior to the Offering Reorganization	$—	$—	$21,810
Class A common stock issued in connection with business combinations	—	177,795	—
Increase to goodwill from measurement period adjustments related to business combination	1,611	—	—
Decrease in accrued financing costs related to 2021 Notes	196	—	—
Tax benefit related to Accordion intangible technology	2,042	—	—
Non-cash deferred financing costs payable	—	1,036	—
Acquisition consideration payable	—	1,148	—
Accrued property and equipment purchases	229	446	—
Effects of the Offering Reorganization
Reclassification of deferred offering costs acquired to additional paid-in capital	—	—	3,154
Conversion of existing equity as part of the Offering Reorganization	—	—	39,014
Issuance of Class B common stock	—	—	196
Assumption of non-controlling interest as a result of merger with TPG affiliate	—	—	34,875
Effects of the 2017 and 2016 Securities Offerings
Decrease in non-controlling interests as a result of Class B Exchanges	168,883	28,220	—
Decrease in deferred tax liability as a result of securities offerings	12,857	1,606	—

Supplemental Disclosures
Cash paid during the period for interest	2,472	—	—
Cash paid during the year for taxes, net	674	—	—

20. Subsequent Events

New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health, completed its previously announced acquisition of assets related to NMHC’s commercial business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The consideration paid by the Company in connection with the acquisition consisted of $10.3 million in cash (subject to certain adjustments), of which $0.3 million was deposited in an escrow account. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico. At the time of the acquisition, the Company also entered into a managed services agreement with NMHC to support its ongoing business. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired based on their respective fair values on January 2, 2018. Given the timing of this acquisition, the initial accounting for this business combination has not been completed. As a result, the requisite business combination disclosures cannot be made as of the issuance date of these financial statements. The Company will begin reporting the results of True Health during the first quarter of 2018, and anticipates the results will be presented as a new reportable segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting as described below, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting” below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the guidelines established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on such evaluation, our management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. This material weakness resulted in the revision of the Company’s consolidated financial statements for the quarter ended June 30, 2017. Additionally, this material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting

Management is actively engaged in the implementation of remediation efforts to address the underlying causes of the material weakness. Management’s remediation activities to date include the following:

•	hired additional full-time accounting resources and financial planning and analysis resources with experience to address complex, non-routine transactions:

•	during 2015 we hired a senior director of revenue and technical accounting, a director of financial reporting, a manager of revenue and a senior revenue accountant;

•	during 2016 we hired an associate director of revenue;

•	during 2017 we hired an associate director of accounting and a senior director of tax; and

•	from December 31, 2014, to December 31, 2017, our finance and accounting headcount increased from 9 to over 30.

•
expanded finance and accounting staff, including additional senior resources, to allow for the reallocation of responsibilities across our accounting department based on potential risk and complexity of transactions and/or tasks to be reviewed;

•	strengthened our review procedures and controls and formalized documentation of the reviews surrounding complex, non-routine transactions;

•	implemented additional monitoring programs, which included the formation of a disclosure committee comprised of members of our executive committee and finance and accounting leadership;

•	implemented training programs for various processes to train employees in respect of our established processes and controls, especially with regard to complex, non-routine transactions;

•	engaged our actuarial department to assist in the review of significant estimates in various areas, including incurred but not reported liabilities;

•	implemented a new contract management process to facilitate the documentation and review of complex contracts by appropriate accounting personnel and relevant company stakeholders;

•	engaged external technical accounting experts to aid with accounting for complex, non-routine transactions; and

•	engaged external tax accounting experts to aid with complex tax matters.

The process of implementing and maintaining an effective team and process over complex, non-routine transactions is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. During 2017, we completed the hiring of further senior, technical personnel identified as part of our remediation plan and will continue to supplement resources in response to changes in our business. Responsibilities for these key personnel include the accounting for complex and non-routine transactions. While we have finalized the design effectiveness of related controls as well as established and formalized our processes and controls surrounding the complex and non-routine transactions that gave rise to the material weakness; these processes and controls have not been operating for a sufficient period of time to be considered remediated. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively. Therefore, management has concluded that the controls surrounding complex and non-routine transactions were not effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 13, 2018, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2017 (the “2018 Proxy Statement”).

The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Executive Officers of the Registrant” in this Annual Report on Form 10-K and our 2018 Proxy Statement.

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

Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our 2018 Proxy Statement.

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

(3)
The audited financial statements of Evolent Health LLC as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and for the period from June 4, 2015 to December 31, 2015 (Successor Company) and for the period from January 1, 2015 to June 3, 2015 and for the year ended December 31, 2014 (Predecessor Company), which are incorporated herein by reference.

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

Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Williams	Chief Executive Officer and Director	March 1, 2018
Frank Williams	(Principal Executive Officer)

/s/ Nicholas McGrane	Chief Financial Officer	March 1, 2018
Nicholas McGrane	(Principal Financial Officer)

/s/ Lydia Stone	Chief Accounting Officer and Corporate Controller	March 1, 2018
Lydia Stone	(Principal Accounting Officer)

/s/ David Farner	Director	March 1, 2018
David Farner

/s/ Bruce Felt	Director	March 1, 2018
Bruce Felt

/s/ Matthew Hobart	Director	March 1, 2018
Matthew Hobart

/s/ Diane Holder	Director	March 1, 2018
Diane Holder

/s/ M. Bridget Duffy	Director	March 1, 2018
M. Bridget Duffy, MD

/s/ Michael D’Amato	Director	March 1, 2018
Michael D’Amato

/s/ Norman Payson	Director	March 1, 2018
Norman Payson, MD

/s/ Kenneth Samet	Director	March 1, 2018
Kenneth Samet

/s/ Cheryl Scott	Director	March 1, 2018
Cheryl Scott

EVOLENT HEALTH, INC.
Exhibit Index

2.1*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference
2.2*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on
Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference
3.1	Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the
Company’s Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference
3.2	Second Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on
Form 8-K filed with the SEC on May 6, 2016, and incorporated herein by reference
4.1	Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration
Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
4.2	Registration Rights Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH,
L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as
Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
4.3	Indenture dated as of December 5, 2016, between Evolent Health, Inc. and U.S. Bank National Association, as
trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference
4.4	Form of 2.00% Convertible Senior Notes due 2021, filed as Exhibit A to the Indenture (Item 4.3 above), which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference
10.1	Third Amended and Restated Operating Agreement of Evolent Health LLC, dated as of June 4, 2015, filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.2	Income Tax Receivables Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc.,
Evolent Health LLC and certain stockholders of Evolent Health, Inc., filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.3	Exchange Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC,
TPG Eagle Holdings, L.P., The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.4	Amended and Restated Master Investors’ Rights Agreement among Evolent Health Holdings, Inc., Evolent Health
LLC and the Investors named therein, dated as of January 6, 2014, filed as Exhibit 10.6 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.5	Stockholders Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P.,
TPG Eagle Holdings, L.P., UPMC and The Advisory Board Company, filed as Exhibit 10.1 to the
Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.6+	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration Statement
on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.7+	Amendment No. 1 to the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.9 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.8+	Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Exhibit 10.9 to Amendment No. 1 to the
Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
10.9+	Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive
Compensation Plan, filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on
June 10, 2015, and incorporated herein by reference
10.10+	Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus
Incentive Compensation Plan, filed as Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.11+	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc.,

E-1

2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.12+	Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.13+	Consulting Agreement by and between Evolent Health LLC and NCP, Inc., dated as of March 12, 2014, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.14†	Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1
filed with the SEC on May 5, 2015, and incorporated herein by reference
10.15†	Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and
Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement
on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.16	Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory
Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.17	Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of July 31, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.18	First Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of March 1, 2013, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.19	Second Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of April 1, 2014, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.20	Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference
10.21+	Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc.
2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on
Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference
10.22+	Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc. 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q
filed with the SEC on August 7, 2017, and incorporated herein by reference
21.1	Subsidiaries of Evolent Health, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of Evolent Health LLC as of December 31, 2016 and 2015 and for the year ended
December 31, 2016 and for the period from June 4, 2015 to December 31, 2015 (Successor Company) and for the
period from January 1, 2015 to June 3, 2015 and for the year ended December 31, 2014 (Predecessor Company), filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2017, and incorporated herein by reference
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