Form 10-Q
period 2018-03-31
Evolent Health, Inc.
filed 2018-05-10
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of May 7, 2018, there were 77,065,740 shares of the registrant’s Class A common stock outstanding and 880,646 shares of the registrant’s Class B common stock outstanding.

Evolent Health, Inc.

Explanatory Note

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to Evolent Health, Inc. and its consolidated subsidiaries. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC.

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

•
risks related to completed and future acquisitions, investments and alliances, including the acquisition of assets from New Mexico Health Connections (“NMHC”) and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), and Aldera Holdings, Inc. (“Aldera”), which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

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

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$200,316	$238,433
Restricted cash and restricted investments	33,364	62,398
Accounts receivable, net (amounts related to affiliates: 2018 - $7,267; 2017 - $3,358)	66,138	48,947
Prepaid expenses and other current assets (amounts related to affiliates: 2018 - $12; 2017 - $25)	17,369	8,404
Notes receivable	16,000	20,000
Contract assets	4,092	—
Total current assets	337,279	378,182
Restricted cash and restricted investments	3,393	3,287
Investments in and advances to affiliates	5,521	1,531
Property and equipment, net	60,430	50,922
Prepaid expenses and other non-current assets	10,045	9,328
Contract assets	1,551	—
Contract cost assets	9,982	—
Intangible assets, net	242,863	241,261
Goodwill	635,246	628,186
Total assets	$1,306,310	$1,312,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2018 - $3,491; 2017 - $10,284)	$22,445	$42,930
Accrued liabilities (amounts related to affiliates: 2018 - $656; 2017 - $719)	37,955	29,572
Accrued compensation and employee benefits	16,508	35,390
Deferred revenue	33,328	24,807
Claims reserves	6,699	—
Total current liabilities	116,935	132,699
Long-term debt, net of discount	121,623	121,394
Other long-term liabilities	11,368	9,861
Deferred tax liabilities, net	1,470	2,437
Total liabilities	251,396	266,391

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 76,979,298 and 74,723,597
shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	770	747
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 880,646 and 2,653,544
shares issued and outstanding as of March 31, 2018, and December 31, 2017, respectively	9	27
Additional paid-in-capital	953,322	924,153
Accumulated other comprehensive income (loss)	—	—
Retained earnings (accumulated deficit)	89,041	85,952
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,043,142	1,010,879
Non-controlling interests	11,772	35,427
Total shareholders' equity (deficit)	1,054,914	1,046,306
Total liabilities and shareholders' equity (deficit)	$1,306,310	$1,312,697

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2018	2017
Revenue
Transformation services (1)	$6,505	$10,235
Platform and operations services (1)	109,818	96,003
Premiums	23,391	—
Total revenue	139,714	106,238

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	71,975	67,528
Claims expenses	16,749	—
Selling, general and administrative expenses (1)	55,526	53,550
Depreciation and amortization expenses	9,496	6,615
Loss on change in fair value of contingent consideration	100	—
Total operating expenses	153,846	127,693
Operating income (loss)	(14,132)	(21,455)
Interest income	1,072	185
Interest expense	(853)	(954)
Income (loss) from affiliates	(131)	(522)
Other income (expense), net	(18)	2
Income (loss) before income taxes and non-controlling interests	(14,062)	(22,744)
Provision (benefit) for income taxes	3	405
Net income (loss)	(14,065)	(23,149)
Net income (loss) attributable to non-controlling interests	(439)	(5,137)
Net income (loss) attributable to Evolent Health, Inc.	$(13,626)	$(18,012)

Earnings (Loss) Available for Common Shareholders
Basic	$(13,626)	$(18,012)
Diluted	(13,626)	(18,012)

Earnings (Loss) per Common Share
Basic	$(0.18)	$(0.34)
Diluted	(0.18)	(0.34)

Weighted-Average Common Shares Outstanding
Basic	75,375	52,599
Diluted	75,375	52,599

Comprehensive income (loss)
Net income (loss)	$(14,065)	$(23,149)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	—	—
Total comprehensive income (loss)	(14,065)	(23,149)
Total comprehensive income (loss) attributable to non-controlling interests	(439)	(5,137)
Total comprehensive income (loss) attributable to Evolent Health, Inc.	$(13,626)	$(18,012)

(1) See Note 16 for amounts related to affiliates included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three
	Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(14,065)	$(23,149)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
Loss from affiliates	131	522
Change in fair value of contingent consideration	100	—
Depreciation and amortization expenses	9,496	6,615
Amortization of deferred financing costs	229	229
Stock-based compensation expense	3,795	5,104
Deferred tax provision (benefit)	(42)	405
Contract cost amortization	570	—
Accretion of bond premium/discounts	—	57
Other	(206)	159
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(16,937)	(4,003)
Prepaid expenses and other current and noncurrent assets	(12,610)	(629)
Contract assets	(198)	—
Contract cost assets	(355)	—
Accounts payable	2,334	4,222
Accrued liabilities	5,209	(6,727)
Accrued compensation and employee benefits	(19,570)	(21,424)
Deferred revenue	10,869	4,581
Claims reserves	6,699	—
Other long-term liabilities	(154)	(727)
Net cash and restricted cash provided by (used in) operating activities	(24,705)	(34,765)

Cash Flows from Investing Activities
Cash paid for asset acquisitions or business combinations	(11,676)	—
Principal repayment for implementation funding loan	4,000	—
Amount received from Vestica Healthcare LLC escrow	500	—
Maturities and sales of investments	—	10,600
Investments in and advances to affiliates	(4,000)	—
Purchases of property and equipment	(9,553)	(5,978)
Maturities of restricted investments	8,044	—
Net cash and restricted cash provided by (used in) investing activities	(12,685)	4,622

Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	(22,268)	(8,501)
Proceeds from stock option exercises	1,461	542
Taxes withheld and paid for vesting of restricted stock units	(800)	(667)
Net cash and restricted cash provided by (used in) financing activities	(21,607)	(8,626)
Effect of exchange rate on cash and cash equivalents and restricted cash	(4)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(59,001)	(38,769)
Cash and cash equivalents and restricted cash as of beginning-of-period	295,363	170,029
Cash and cash equivalents and restricted cash as of end-of-period	$236,362	$131,260

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2016	52,587	$506	15,347	$153	$555,250	$—	$146,617	$209,588	$912,114

Stock-based compensation expense	—	—	—	—	20,437	—	—	—	20,437
Exercise of stock options	788	28	—	—	4,054	—	—	—	4,082
Restricted stock units vested, net of shares withheld for taxes	149	2	—	—	(1,274)	—	—	—	(1,272)
Shares released from Valence Health escrow	(310)	(3)	—	—	911	—	—	—	908
Exchange of Class B common stock	12,693	126	(12,693)	(126)	168,883	—	—	(168,883)	—
Tax impact of 2017 Securities Offerings	—	—	—	—	12,857	—	—	—	12,857
Issuance of Class A common stock during August 2017 Primary	8,816	88	—	—	166,859	—	—	—	166,947
Reclassification of non-controlling interests	—	—	—	—	(3,824)	—	—	3,824	—
Net income (loss)	—	—	—	—	—	—	(60,665)	(9,102)	(69,767)

Balance as of December 31, 2017	74,723	747	2,654	27	924,153	—	85,952	35,427	1,046,306

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	3,795	—	—	—	3,795
Exercise of stock options	354	4	—	—	1,457	—	—	—	1,461
Restricted stock units vested, net of shares withheld for taxes	129	1	—	—	(801)	—	—	—	(800)
Exchange of Class B common stock	1,773	18	(1,773)	(18)	23,805	—	—	(23,805)	—
Tax impact of March 2018 Private Sale	—	—	—	—	908	—	—	—	908
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	—
Reclassification of non-controlling interests	—	—	—	—	5	—	—	(5)	—
Net income (loss)	—	—	—	—	—	—	(13,626)	(439)	(14,065)

Balance as of March 31, 2018	76,979	$770	881	$9	$953,322	$—	$89,041	$11,772	$1,054,914

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company operates through two segments. The Company’s services segment (“Services”) provides our customers, who we refer to as partners, with a population management platform, integrated data and analytics capabilities, pharmacy benefit management (“PBM”) services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s wholly-owned subsidiary, True Health New Mexico, Inc. (“True Health”) operates as a separate segment and is a commercial health plan we operate in New Mexico that focuses on small and large businesses. The Company’s headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. (“Evolent Health Holdings”), merged with and into Evolent Health, Inc. in connection with the offering reorganization which occurred on June 4, 2015 (the “Offering Reorganization”), as discussed in our 2017 Form 10-K.

Prior to our initial public offering (“IPO”) in June 2015 and the offering reorganization we undertook in connection therewith, Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”). However, Evolent Health Holdings was able to exert significant influence on Evolent Health LLC and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the Offering Reorganization, the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. Following the Offering Reorganization, the IPO, various securities offerings and sales (as described in Note 4) and acquisitions (as described in Note 4), as of March 31, 2018, Evolent Health, Inc. owned 98.9% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and, therefore, controls its operations.

Since its inception, the Company has incurred losses from operations. As of March 31, 2018, the Company had cash and cash equivalents of $200.3 million. The Company believes it has sufficient liquidity for the next 12 months as of the date the financial statements were available to be issued.

2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The Consolidated Balance Sheet at December 31, 2017, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2017 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2017 Form 10-K for a complete summary of our significant accounting policies.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets, liabilities, consideration related to business combinations and asset acquisitions, revenue recognition including discounts and credits, estimated selling prices for performance obligations in contracts with multiple performance obligations, claims reserves, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and the useful lives of intangible assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

Operating Segments

Operating segments are defined as components of a business that earn revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of our technology-enabled services platform that supports our various value-based operations, such as delivery network alignment, population health performance, integrated cost and revenue management solutions and financial and administrative management services. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses. See Note 17 for a discussion of our operating results by segment.

Revenue Recognition

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. See Change in Accounting Principle below for our updated revenue recognition policy as a result of our adoption of Accounting Standards Update (“ASU”) 2017-04, Revenue from Contracts with Customers.

Our True Health segment derives revenue from premiums that are earned over the terms of the related insurance policies. The portion of premiums that will be earned in the future or are received prior to the effectiveness of the policy are deferred and reported as premiums received in advance. These amounts are generally classified as short-term deferred revenue on our Consolidated Balance Sheets.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Collateral for letters of credit
for facility leases (1)	$3,812	$3,812
Collateral with financial institutions (2)	18,030	24,725
Pharmacy benefit management
and claims processing services (3)	4,018	26,286
Collateral for reinsurance agreement (4)	10,000	10,000
Other	897	862
Total restricted cash
and restricted investments	36,757	65,685

Current restricted investments	—	8,150
Current restricted cash	33,364	54,248
Total current restricted cash
and restricted investments	33,364	62,398

Non-current restricted investments	711	605
Non-current restricted cash	2,682	2,682
Total non-current restricted cash
and restricted investments	$3,393	$3,287

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing arrangements. As of March 31, 2018, and December 31, 2017, approximately $18.0 million and $16.6 million of the collateral amount was in a trust account and invested in a money market fund. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 15 for further discussion of our fair value measurement. As of December 31, 2017, approximately $8.2 million of the collateral amount was invested in restricted certificates of deposit with remaining maturities of less than 12 months. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates amortized cost as of December 31, 2017. See Note 9 for further discussion of our risk-sharing arrangements.
(3) Represents cash held by Evolent on behalf of partners to process PBM and other claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.
(4) Represents restricted cash required as part of our capital only reinsurance agreement to provide balance sheet support to NMHC. There is no transfer of underwriting risk to Evolent and we are not at risk for any cash payments on behalf of NMHC as part of the agreement. The reinsurance agreement is further discussed in Note 9.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	As of March 31,
	2018	2017
Cash and cash equivalents	$200,316	$104,295
Restricted cash and restricted investments	36,757	31,915
Restricted investments included in
restricted cash and restricted investments	(711)	(4,950)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$236,362	$131,260

Notes Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $20.0 million in the form of an implementation funding loan (the “Implementation Loan”) under an agreement with a current customer entered during the year ended December 31, 2017. The Implementation Loan is expected to support implementation services to assist the customer in expanding its Medicaid membership. The Implementation Loan carries a fixed interest rate of 2.5% per annum and the terms of the agreement governing the Implementation Loan require it to be repaid in ten equal monthly installments of $2.0 million, plus accrued interest, during 2018. As of March 31, 2018, the outstanding principal balance of the Implementation Loan was $16.0 million, excluding approximately $0.1 million of accrued interest. As of December 31, 2017, the outstanding principal balance of the Implementation Loan was $20.0 million, excluding approximately $0.1 million of accrued interest.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. The Company acquired additional intangible assets in conjunction with a strategic acquisition made during 2018. Information regarding the determination and allocation of the fair value of the acquired assets and liabilities is further described within Note 4.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	20 years
Customer relationships	15-25 years
Technology	5 years
Provider network contracts	5 years

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level, which is consistent with the way management evaluates our business. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination.

Foreign Currency

The Company established an international subsidiary during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. We recorded an immaterial “Foreign currency translation adjustment” on our Consolidated Statement of Operations for the three months ended March 31, 2018, which resulted in an immaterial “Accumulated other comprehensive income (loss)” balance on our Consolidated Balance Sheet as of March 31, 2018.

Change in Accounting Principle

As discussed in Note 3, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018. The following is our updated accounting policy with respect to revenue recognition for our Services segment.

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. Revenue is recognized when control of the services is transferred to our customers. We use the following 5-Step model, outlined in ASC 606, to determine revenue recognition on our contracts with customers:

•	Identify the contract(s) with a customer

•	Identify of performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to performance obligations

•	Recognize revenue when (or as) the entity satisfies a performance obligation

Transformation Services Revenue

Transformation services consist of strategic assessments, or Blueprint contracts, and implementation services whereby we assist the customer in launching its population health or health plan strategy. The transformation services are usually completed within 12 months. We generally receive a fixed fee for transformation services and recognize revenue over time using an input method based on hours incurred compared to the total estimated hours required to satisfy our performance obligation.

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations and PBM services on an ongoing basis. Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers. Generally we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue for platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

Contracts with Multiple Performance Obligations

Our contracts with customers may contain multiple performance obligations, primarily when the customer has requested both transformation services and platform and operations services as these services are distinct from one another. When a contract has multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price using the expected cost margin approach. This approach requires estimates regarding both the level of effort it will take to satisfy the performance obligation as well as fees that will be received under the variable pricing model. We also take into consideration customer demographics, current market conditions, the scope of services and our overall pricing strategy and objectives when determining the standalone selling price.

Principal vs Agent

We occasionally use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we will review each third party relationship on a contract by contract basis. We are an agent when our role is to arrange for another entity to provide the services to the customer. In these instances, we do not control the service before it is provided and will recognize revenue on a net basis. We are the principal when we control the good or service prior to transferring control to the customer. We recognize revenue on a gross basis when we are the principal in the arrangement.

In accordance with the requirements under ASU 2014-09, the impact of adoption to our consolidated financial statements was as follows. See Note 5 for additional disclosures regarding Evolent's contracts with customers.

Condensed Consolidated Statements of Operations
(unaudited, in thousands)
	For the Three Months Ended March 31, 2018
		Amounts without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Revenue
Transformation services	$6,505	$5,787	$718
Platform and operations services	109,818	109,974	(156)

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented separately below)	71,975	72,281	(306)
Selling, general and administrative expenses	55,526	55,516	10
Income (loss) before income taxes and non-controlling interests	(14,062)	(14,920)	858

Condensed Consolidated Balance Sheets
(unaudited, in thousands)
	As of March 31, 2018
		Balances without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Assets
Accounts receivable, net	$66,138	$64,478	$1,660
Contract assets (current)	4,092	—	4,092
Contract assets (noncurrent)	1,551	—	1,551
Contract cost assets	9,982	—	9,982

Liabilities and Shareholders' Equity (Deficit)

Liabilities
Deferred revenue	$33,328	$34,381	$(1,053)
Other long-term liabilities	11,368	11,196	172

Shareholders' Equity (Deficit)
Retained earnings (accumulated deficit)	89,041	71,498	17,543
Non-controlling interests	11,772	11,149	623

The Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash effective December 31, 2017, using the retroactive transition method, which resulted in the recast of our statement of cash flows for each period presented. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2017 Form 10-K for further information about the adoption.

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

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2017 (in thousands):

	For the Three Months Ended March 31, 2017
	As Originally
	Reported	Adjustments	As Adjusted
Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	$—	$(8,501)	$(8,501)
Net cash and restricted cash provided by (used in) financing activities	(125)	(8,501)	(8,626)

Net increase (decrease) in cash and cash equivalents and restricted cash	(30,268)	(8,501)	(38,769)
Cash and cash equivalents and restricted cash as of beginning-of-period	134,563	35,466	170,029
Cash and cash equivalents and restricted cash as of end-of-period	104,295	26,965	131,260

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligations. By completing all five steps of the process, the core principles of revenue recognition will be achieved. The new revenue standard (including updates) is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two methods of adoption: i) the full retrospective method applying the standard to each prior reporting period presented, or ii) the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. The Company adopted the standard effective January 1, 2018, using the modified retrospective method for only contracts that were not completed at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”). The adoption of this standard resulted in changes related to revenue recognition for contracts that contain certain features, such as variable consideration. These changes generally accelerate revenue recognition. In addition, certain customer setup costs, which have historically been expensed as incurred, will now be capitalized. Evolent recognized the cumulative effect of applying the new revenue standard as a $17.3 million adjustment to the opening balance of retained earnings in the first quarter of 2018, primarily as a result of deferral of expenses related to contract acquisition and fulfillment costs and acceleration of revenue due to variable consideration estimation. See Note 5 for additional disclosures regarding Evolent's contracts with customers. See Note 2 for updated revenue recognition accounting policy and the impact of adopting the new revenue recognition standard on Evolent’s financial statements.

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

4. Transactions

Business Combinations

New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health, completed its previously announced acquisition of assets related to NMHC’s commercial, small and large group business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The consideration paid by the Company in connection with the acquisition consisted of $10.3 million in cash (subject to certain adjustments), of which $0.3 million was deposited in an escrow account. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico.

The Company commenced operations of the commercial health plan and began reporting the results of True Health as a new reportable segment during the first quarter of 2018. See Note 17 for further information about the Company’s segment reporting. At the time of the acquisition, the Company also entered into a managed services agreement (“MSA”) with NMHC to support its ongoing business. During the fourth quarter of 2017, the Company also entered into a reinsurance arrangement with NMHC to provide balance sheet support. See Note 9 for further discussion of the reinsurance arrangement. The managed services agreement and reinsurance arrangement were considered separate transactions and accounted for outside of the business combination. Therefore, there is no allocation of purchase price to these arrangements.

The Company incurred approximately $1.2 million in transaction costs related to the NHMC transaction, materially all of which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2017. The transaction will be accounted for as a business combination using purchase accounting.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of January 2, 2018, as follows (in thousands):

Purchase consideration
Cash paid to NMHC	$10,000
Cash paid to escrow agent	252
Total consideration	$10,252

Identifiable intangible assets acquired and liabilities assumed
Customer relationships	$2,700
Provider network contracts	2,300
Above market lease	(100)
Accrued compensation and employee benefits	474

Goodwill	5,826
Net assets acquired	$10,252

Identifiable intangible assets associated with customer relationships and provider network contracts will be amortized on a straight-line basis over their estimated useful lives of 15 and 5 years, respectively. The customer relationships represent existing contracts in place to provide health plan services to a number of large and small group customers throughout the state of New Mexico. The provider network contracts represent a network of hospitals and physicians to service the health plan customers. The fair value of the customer relationship intangible asset was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair value of the provider network intangible asset was primarily determined using the cost approach. The cost approach estimates the fair value for an asset based on the amount it would cost to create or acquire a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Goodwill associated with the acquisition of True Health is allocated entirely to the True Health segment, as all of the assets and liabilities of the acquired business are assigned to the True Health segment. The goodwill is attributable primarily to the acquired workforce and expected cost synergies, none of which qualify for recognition as a separate intangible asset. Goodwill is considered an indefinite lived asset. The transaction is an asset acquisition for tax purposes, and as such the tax-basis in the acquired assets is equal to the book-basis fair value calculated and is recorded at the True Health legal entity. Therefore, no opening balance sheet deferred tax liability was recorded.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information. Any remaining adjustments are expected to be finalized within one year of the acquisition date.

True Health is a separate segment, and its results of operations are provided in Note 17 - Segment Reporting.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma Consolidated Statements of Operations presented below gives effect to (1) the NMHC transaction as if it took place on January 1, 2017. The following pro forma information includes adjustments to:

•	record revenue and expenses related to the MSA beginning January 1, 2017; and

•	record amortization expenses related to intangible assets beginning January 1, 2017, for intangible assets acquired as part of the NMHC transaction.

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

	For the Three
	Months Ended
	March 31,
	2018	2017
Revenue	$139,714	$127,625
Net income (loss)	(14,065)	(26,852)
Net income (loss) attributable to non-controlling interests	(439)	(6,065)
Net income (loss) attributable to Evolent Health, Inc.	(13,626)	(20,787)

Net income (loss) available to common shareholders
Basic	$(0.18)	$(0.40)
Diluted	(0.18)	(0.40)

Securities Offerings and Sales

Under an exchange agreement we entered into at the time of our IPO, we granted certain affiliates of TPG (“TPG”), The Advisory Board Company (“The Advisory Board”), UPMC and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

March 2018 Private Sale

In March 2018, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock in a private sale (the “March 2018 Private Sale”). The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its outstanding shares of the Company’s Class B common stock and Class B units. The Company did not receive any proceeds from the March 2018 Private Sale.

As a result of this Class B Exchange and Evolent Health LLC’s cancellation of the Class B units during the March 2018 Private Sale, the Company’s economic interest in Evolent Health LLC increased from 96.6% to 98.9% immediately following the March 2018 Private Sale, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

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

Secondary Offerings

The Investor Stockholders initiated several Class B Exchanges as part of various secondary offerings during 2017, thus increasing the Company’s economic interest in Evolent Health LLC, as discussed below. The Company did not receive any proceeds from the secondary offerings described below.

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

5. Revenue Recognition

As discussed in Note 3, we adopted ASU 2014-09, effective January 1, 2018, which introduces ASC 606. See Note 2 for the updated revenue recognition policy and the impact of adopting the new revenue recognition standard on the Company’s financial statements. Following are other relevant disclosures as required by the adoption of ASU 2014-09. Provisions within ASC 606 are only applicable to revenues derived from our Services segment.

Disaggregation of Revenue

The following table represents Evolent’s Services segment revenue disaggregated by revenue type for the three months ended March 31, 2018 (in thousands), excluding revenues from our True Health segment and from our downside risk sharing arrangements through our insurance subsidiary, which are accounted for under ASC 944.

For the Three
Months Ended
March 31,
2018
Services Revenue
Transformation services	$6,505
Platform and operations services	108,420

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term that is greater than one year, we have allocated approximately $132.7 million of transaction price to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2018. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize 31% of this amount in 2018, with the remaining balance to be recognized through 2022. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of this revenue that we actually receive may be less than this estimate.

Contract Balances

Contract balances consist of accounts receivable, contract assets and deferred revenue. Contract assets are recorded when the right to consideration for services is conditional on something other than the passage of time. Contract assets relating to unbilled receivables are transferred to accounts receivable when the right to consideration becomes unconditional. We classify contract assets as current or noncurrent based on the timing of our rights to the unconditional payments. Our contract assets are generally classified as current and recorded within “Contract assets” on our consolidated balance sheets.

Deferred revenue includes advance customer payments and billings in excess of revenue recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue. Our current deferred revenue is recorded within “Deferred revenue” on our consolidated balance sheets, and noncurrent deferred revenue is recorded within “Other long-term liabilities” on our consolidated balance sheets.

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of	As of
	March 31,	January 1,
	2018	2018
Receivables (1)	$63,972	$47,131
Short-term contract assets	4,092	3,710
Long-term contract assets	1,551	1,791
Short-term deferred revenue	33,328	26,147
Long-term deferred revenue	1,810	493
(1) Excludes pharmacy claims receivable and premiums receivable

During the three months ended March 31, 2018, the change in our contract asset balance was immaterial. During the three months ended March 31, 2018, our deferred revenue increased by $8.5 million, primarily as a result of new contracts and increased pre-billing for services.

The amount of revenue recognized during the three months ended March 31, 2018, from amounts included in deferred revenue at the beginning of the period was $8.8 million.

Contract Costs

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as noncurrent assets and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Selling, general and administrative expenses” on the accompanying consolidated statements of operations. As of March 31, 2018, the Company had $0.8 million of contract acquisition cost assets, net of accumulated amortization, and less than $0.1 million of amortization expense for the three months ended March 31, 2018.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third party vendor costs. The capitalized contract fulfillment costs are classified as noncurrent and recorded within “Contract cost assets” on our consolidated balance sheets.

Amortization expense is recorded within “Cost of revenue” on the accompanying consolidated statements of operations. As of March 31, 2018, the Company had $9.2 million of contract fulfillment cost assets, net of accumulated amortization, and amortization expense of $0.5 million for the three months ended March 31, 2018.

The majority of the contract cost balance was recorded as part of the transition adjustment that was recorded upon implementation of ASC 606. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	March 31,	December 31,
	2018	2017
Computer hardware	$6,473	$5,667
Furniture and equipment	3,033	2,448
Internal-use software development costs	59,098	48,557
Leasehold improvements	9,849	8,708
Total property and equipment	78,453	65,380
Accumulated depreciation and amortization	(18,023)	(14,458)
Total property and equipment, net	$60,430	$50,922

The Company capitalized $10.5 million and $5.8 million of internal-use software development costs for the three months ended March 31, 2018 and 2017, respectively. The net book value of capitalized internal-use software development costs was $50.1 million and $42.1 million as of March 31, 2018, and December 31, 2017, respectively.

Depreciation expense related to property and equipment was $3.6 million for the three months ended March 31, 2018, of which amortization expense related to capitalized internal-use software development costs was $2.5 million. Depreciation expense related to property and equipment was $1.8 million for the three months ended March 31, 2017, of which amortization expense related to capitalized internal-use software development costs was $0.7 million.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has two reporting units: Services and True Health. Our annual goodwill impairment review occurs during the fourth quarter of each fiscal year. In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe our estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenue and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, partners, or litigation.

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2018. We will perform our annual impairment test as of October 31, 2018.

The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Three Months Ended March 31, 2018
			Total
	Services	True Health	Company
Balance as of beginning-of-period (1)	$628,186	$—	$628,186
Goodwill Acquired (2)	1,234	5,826	7,060
Balance as of end-of-period	$629,420	$5,826	$635,246

(1) Net of cumulative inception to date impairment of $160.6 million.
(2) Represents goodwill acquired as a result of transactions completed during the first quarter of 2018.

For the Year
Ended
December 31,
2017 (1)
Balance as of beginning-of-period (2)	$626,569
Measurement period adjustments (3)	1,617
Balance as of end-of-period	$628,186

(1) All of the goodwill was allocated to the Services segment as of December 31, 2017, as the True Health segment was not established until the first quarter of 2018.
(2) Net of cumulative inception to date impairment of $160.6 million.
(3) Represents measurement period adjustments related to Valence Health and Aldera. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” in our 2017 Form 10-K for further information regarding the Valence Health and Aldera transactions.

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of March 31, 2018
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	17.2	$19,000	$2,691	$16,309
Customer relationships	20.2	208,719	20,677	188,042
Technology	2.9	55,933	20,955	34,978
Below market lease, net	4.7	4,097	2,748	1,349
Provider network contracts	4.8	2,300	115	2,185
Total		$290,049	$47,186	$242,863

(1) The increase in the gross carrying amount of the customer relationships intangible is attributable to $2.7 million of acquired customer relationships from the NMHC transaction and $2.5 million related the Vestica Healthcare LLC (“Vestica”) transaction. The Company acquired certain assets from Vestica in March 2016. The transaction included additional consideration of up to $4.0 million, which was being held in escrow and was recorded within “Prepaid expenses and other non-current assets” on our Consolidated Balance Sheets. In February 2018, the Company and Vestica reached an agreement to settle $3.5 million of the $4.0 million in escrow. Based on the terms of the settlement agreement, the Company reclassified the unamortized portion of the additional consideration from “Prepaid expenses and other non-current assets” into “Customer relationships” as of the settlement date. See Note 4 for further information about the NMHC transaction and see “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” of our 2017 Form 10-K for further information about the Vestica transaction.

	As of December 31, 2017
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	17.4	$19,000	$2,454	$16,546
Customer relationships	20.5	203,500	18,312	185,188
Technology	3.1	55,802	17,810	37,992
Below market lease, net	4.8	4,197	2,662	1,535
Total		$282,499	$41,238	$241,261

Amortization expense related to intangible assets was $5.9 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. We did not identify any circumstances during three months ended March 31, 2018, that would require an impairment test for our intangible assets.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three months ended March 31, 2018 and 2017, the Company recorded approximately $0.6 million and $0.6 million, respectively, in interest expense and $0.2 million and $0.2 million, respectively, in non-cash interest expense related to the amortization of deferred financing costs.

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

Convertible Senior Notes Carrying Value

While the 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying value of $121.6 million as of March 31, 2018, the 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair value was $124.4 million, based on a traded price on April 3, 2018, a Level 2 input. The fair value as of December 31, 2017, was $120.4 million, based on a traded price on December 29, 2017, a Level 2 input. The 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	March 31,	December 31,
	2018	2017
Carrying value	$121,623	$121,394
Unamortized discount	3,377	3,606
Principal amount	$125,000	$125,000
Remaining amortization period (years)	3.7	3.9

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of March 31, 2018, or December 31, 2017, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Letter of Credit

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit is effective from September 30, 2017 through June 30, 2019, and carries a quarterly facility rental fee of 0.8% per annum on the amount of the outstanding balance. The letter of credit will terminate after June 30, 2019. The letter of credit is presented at the face amount plus accrued facility rental fee, less received payments. There was no outstanding balance related to this letter of credit as of March 31, 2018, or December 31, 2017.

Lease Commitments

The Company has entered into lease agreements for its primary office locations in Arlington, Virginia, Lisle, Illinois, Riverside, Illinois, Chicago, Illinois, Albuquerque, New Mexico and Pune, India. Certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. The Company also has several smaller leases in various locations within Texas and California. Total rental expense, net of sublease income, on operating leases was $3.3 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.

In connection with various lease agreements, the Company is required to maintain $3.8 million in letters of credit and, as such, held $3.8 million in restricted cash and restricted investments as collateral for the letters of credit as of March 31, 2018.

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

Pursuant to certain terms of the registration rights agreement, certain Investor Stockholders sold 7.5 million shares of the Company’s Class A common stock during the March 2017 Secondary, as discussed in Note 4. Pursuant to the terms of the registration rights agreement, we incurred $0.3 million in expenses related to the March 2017 Secondary for the three months ended March 31, 2017. The expenses were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations.

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

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $18.0 million as of March 31, 2018, to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2018, approximately 66.3% of our $236.4 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 33.3% were held in money market funds and less than 1.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	March 31,	December 31,
	2018	2017
Customer B	14.2%	32.1%
Customer C	*	11.8%
Customer D	*	16.5%

* Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three
	Months Ended
	March 31,
	2018	2017
Customer A	20.1%	17.1%
Customer B	10.6%	*
Customer C	*	11.2%

* Represents less than 10.0% of the respective balance

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three
	Months Ended
	March 31,
	2018	2017
Net income (loss)	$(14,065)	$(23,149)
Less:
Net income (loss) attributable to non-controlling interests	(439)	(5,137)
Net income (loss) available for common shareholders (1) (2)	$(13,626)	$(18,012)

Weighted-average common shares outstanding (2) (3)	75,375	52,599

Earnings (Loss) per Common Share
Basic	$(0.18)	$(0.34)
Diluted	(0.18)	(0.34)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three
	Months Ended
	March 31,
	2018	2017
Exchangeable Class B common stock	2,141	15,347
Restricted stock units ("RSUs")	627	485
Stock options and performance-based stock options	2,162	2,915
Convertible senior notes	5,201	5,201
Total	10,131	23,948

11. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements were as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2018	2017
Award Type
Stock options	$2,231	$4,053
Performance-based stock options	110	110
RSUs	1,454	941
Total	$3,795	$5,104

Line Item
Cost of revenue	$316	$349
Selling, general and
administrative expenses	3,479	4,755
Total	$3,795	$5,104

No stock-based compensation in the totals above was capitalized as software development costs for the three months ended March 31, 2018 and 2017, respectively.

Stock-based awards granted were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Stock options	961,702	866,849
RSUs	752,848	387,597

12. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded less than $0.1 million and $0.4 million in income tax expense for the three months ended March 31, 2018 and 2017, which resulted in effective tax rates of less than (0.1)% and (1.8)%, respectively. The income tax expense recorded during the three months ended March 31, 2018, primarily relates to the change in indefinite lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. With the exception of these components, the Company continues to record a valuation allowance against the net deferred tax assets. As a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, and subsequent state jurisdictions conforming to certain provisions of the Tax Act with respect to the indefinite carryforward period and 80% taxable income limitation on NOLs arising after December 31, 2017, these components of the deferred tax liabilities are comprised of the entire nonconforming state indefinite-lived components and those outside of the NOL carryforward period and a portion of our federal and conforming states components that could not be used as a source of income. As of December 31, 2017, the Company had recorded a provisional estimate of the financial statement impact of the Tax Act in accordance with SEC Staff Accounting Bulletin No. 118. During the three months ended March 31, 2018, the change in the initial provisional estimates is immaterial. The Company will continue to evaluate any further adjustments necessary through 2018.

As a result of the increase in our ownership of Evolent Health LLC following the March 2018 Private Sale discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by approximately $0.9 million for the three months ended March 31, 2018. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

As a result of the increase in our ownership of Evolent Health LLC following the March 2017 Secondary discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by approximately $2.8 million for the three months ended March 31, 2017. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

As of December 31, 2017, the Company had unrecognized tax benefits of $0.8 million that, if recognized, would not affect the effective tax rate. As of March 31, 2018, there are no changes to the unrecognized tax benefits. The Company does not recognize interest and penalties related to uncertain tax positions due to the current NOL position. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 9 above and “Part II - Item 8. Financial Statements and Supplementary Data - Note 12” in our 2017 Form 10-K for discussion of our TRA.

13. Investments In and Advances to Equity Method Investees

Equity Method Investments

The Company has entered into joint venture agreements with various entities. As of March 31, 2018, the Company’s economic and voting interests in these entities ranged between 4% and 40%. As of December 31, 2017, the Company’s economic interests in these entities ranged between 26% and 40% and voting interests ranged between 27% and 40%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $0.1 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenues related to these services agreements for the three months ended March 31, 2018 and 2017, was less than $0.1 million and $0.2 million, respectively.

14. Non-controlling Interests

Immediately following the Offering Reorganization and IPO (as described in our 2017 Form 10-K), the Company owned 70.3% of Evolent Health LLC. The Company’s ownership percentage changes with the issuance of Class A common stock and Class B Exchanges.

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

The Company completed the March 2018 Private Sale during the three months ended March 31, 2018. The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned and held by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to Class B Exchanges.

As a result of this Class B Exchange and Evolent Health LLC’s cancellation of the Class B units during the March 2018 Private Sale, the Company’s economic interest in Evolent Health LLC increased from 96.6% to 98.9% immediately following the March 2018 Private Sale, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

As of March 31, 2018, and December 31, 2017, we owned 98.9% and 96.6% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of the March 2018 Private Sale, August 2017 Primary and 2017 Secondary Offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three
	Months Ended
	March 31,
	2018	2017
Non-controlling interests as of beginning-of-period	$35,427	$209,588
Cumulative-effect adjustment from adoption of new accounting principle	594	—
Decrease in non-controlling interests as a result of Class B Exchanges	(23,805)	(59,585)
Reclassification of non-controlling interests	(5)	1,403
Net income (loss) attributable to non-controlling interests	(439)	(5,137)
Non-controlling interests as of end-of-period	$11,772	$146,269

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$60,594	$—	$—	$60,594
Restricted cash and restricted investments(1)	18,030	—	—	18,030
Total	$78,624	$—	$—	$78,624

Liabilities
Contingent consideration (2)	—	—	8,800	8,800

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$60,535	$—	$—	$60,535
Restricted cash and restricted investments(1)	16,575	—	—	16,575
Total	$77,110	$—	$—	$77,110

Liabilities
Contingent consideration (2)	—	—	8,700	8,700

(1) Represents the cash and cash equivalents that were held in a money market fund as of March 31, 2018, and December 31, 2017, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the University Health Care, Inc. d/b/a Passport Health Plan (“Passport”) acquisition as described below.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three month periods ended March 31, 2018 and 2017, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The strategic alliance with Passport includes a provision for additional equity consideration contingent upon the Company obtaining new third party Medicaid business in future periods. The contingent consideration of $8.8 million and $8.7 million is a mark-to-market liability recorded within “Other long-term liabilities” on our Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017. We recorded a re-measurement loss of approximately $0.1 million and zero during the three months ended March 31, 2018 and 2017, respectively, based on changes in the underlying assumptions of the fair value calculation. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurement of the Passport contingent consideration are the five-year risk-adjusted recurring revenue compound annual growth rate (“CAGR”) and the applicable discount rate. A significant increase in the assumed five-year risk-adjusted recurring revenue CAGR projection or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2018	2017
Balance as of beginning-of-period	$8,700	$8,300
Realized and unrealized (gains) losses, net	100	—
Balance as of end-of-period	$8,800	$8,300

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

As of March 31, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,800	Real options approach	Risk-adjusted recurring revenue CAGR	92.5%	(2)
			Discount rate/time value	2.7% - 4.0%

(1) Related to additional Passport earn-out consideration as described above.
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

(1) Related to additional Passport earn-out consideration as described above.
(2) The risk-adjusted recurring revenue CAGR is calculated over the five-year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rate is based on a theoretical 2016 and 2017 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR over the period 2019-2021 is 19.2%.

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes goodwill, intangible assets, property, plant and equipment, held-to-maturity investments and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value. See Notes 4, 5, 6, 7 and 13 for further discussion of assets measured at fair value on a nonrecurring basis.

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

As discussed in Note 13, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to the services agreements for the three months ended March 31, 2018 and 2017, was less than $0.1 million and $0.2 million, respectively.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily third-party administration (“TPA”) services)

relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

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

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three
	Months Ended
	March 31,
	2018	2017
Revenue
Transformation services	$32	$198
Platform and operations services	7,291	6,778
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	3,190	6,344
Selling, general and administrative expenses	99	405

17. Segment Reporting

We define our reportable segments based on the way the chief operating decision maker (“CODM”), currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•
Services, which consists of our technology-enabled services platform that supports our various value-based operations, such as delivery network alignment, population health performance, integrated cost and revenue management solutions and financial and administrative management services; and

•	True Health, which consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

The CODM uses Adjusted Revenue and Adjusted EBITDA to evaluate the performance of the segments and allocate resources.

Adjusted Revenue and Adjusted EBITDA are non-GAAP financial performance measures that offer a useful view of the overall operation of our businesses and may be different than similarly-titled non-GAAP financial measures used by other companies. Adjusted Revenue is defined as the sum of Adjusted Services Revenue and True Health premiums revenue less intersegment eliminations. Adjusted Services Revenue is defined as Services revenue adjusted to exclude the impact of purchase accounting adjustments. In addition, the company’s Adjusted Services Revenue for the three months ended March 31, 2018, includes a $4.5 million adjustment related to revenue that was contracted for prior to 2018 and that was properly excluded from revenue in our 2017 results under the revenue recognition rules then in effect under ASC 605. On January 1, 2018, we adopted the new revenue recognition rules under ASC 606 using the modified retrospective method, which required us to include this $4.5 million as part of the cumulative transition adjustment to beginning retained earnings as of January 1, 2018. Under ASC 605, and based on proportionate performance revenue recognition, we would have recognized an additional $4.5 million in revenue during 2018, primarily within our Adjusted Transformation Services Revenue. The Company has therefore included this revenue, and related profit, in its adjusted results for the three months ended March 31, 2018, as they had not been previously reported prior to 2018 and the contracts are expected to be completed within 2018. This is a one-time adjustment and it will not reoccur in future periods.

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as EBITDA (net income (loss) attributable to Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude (gain) loss on change in fair value of contingent consideration, income (loss) from equity affiliates, other income (expense), net, net (income) loss attributable to noncontrolling interests, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, transaction costs related to acquisitions and business combinations, severance costs and other one-time adjustments (which for the three months ended March 31, 2018 includes the ASC 606 transition adjustment described above). When Adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income (loss) attributable to Evolent Health, Inc.

Management considers Adjusted Revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

			Intersegment
	Services	True Health	Eliminations	Consolidated
Revenue
Three months ended March 31, 2018
Services:
Adjusted Transformation Services	$10,160	$—	$—	$10,160
Adjusted Platform and Operations Services	114,675	—	(3,797)	110,878
Adjusted Services Revenue	124,835	—	(3,797)	121,038
True Health:
Premiums	—	23,585	(194)	23,391
Adjusted Revenue	124,835	23,585	(3,991)	144,429
ASC 606 transition adjustment (1)	(4,498)	—	—	(4,498)
Purchase accounting adjustments (2)	(217)	—	—	(217)
Total revenue	$120,120	$23,585	$(3,991)	$139,714

Three months ended March 31, 2017
Services:
Adjusted Transformation Services	$10,235	$—	$—	$10,235
Adjusted Platform and Operations Services	96,534	—	—	96,534
Adjusted Services Revenue	106,769	—	—	106,769
Adjusted Revenue	106,769	—	—	106,769
Purchase accounting adjustments (2)	(531)	—	—	(531)
Total revenue	$106,238	$—	$—	$106,238

			Segments
	Services	True Health	Total
Three months ended March 31, 2018
Adjusted EBITDA	$6,966	$947	$7,913

Three Months Ended March 31, 2017
Adjusted EBITDA	$(4,774)	$—	$(4,774)

(1) Adjustment to Adjusted Transformation Services Revenue was approximately $3.7 million and the adjustment to Adjusted Platform and Operations Services Revenue was approximately $0.8 million.
(2) Purchase accounting adjustments pertain to Services revenue. There were no purchase accounting adjustments noted in relation to True Health premiums revenue.

The following table presents our reconciliation of segments total Adjusted EBITDA to net income (loss) attributable to Evolent Health, Inc.:

(in thousands)	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2018	2017
Net Income (Loss) Attributable to
Evolent Health, Inc.	$(13,626)	$(18,012)
Less:
Interest income	1,072	185
Interest expense	(853)	(954)
(Provision) benefit for income taxes	(3)	(405)
Depreciation and amortization expenses	(9,496)	(6,615)
Income (loss) from equity affiliates	(131)	(522)
Loss on change in fair value
of contingent consideration	(100)	—
Other income (expense), net	(18)	2
Net (income) loss attributable to
non-controlling interests	439	5,137
ASC 606 transition adjustments	(4,498)	—
Purchase accounting adjustments	(217)	(531)
Stock-based compensation expense	(3,795)	(5,104)
Severance costs	(1,594)	—
Amortization of contract cost assets	(561)	—
Transaction costs	(1,784)	(4,431)
Adjusted EBITDA	$7,913	$(4,774)

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

18. True Health Claims Reserves

Claims reserves for the True Health segment reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.

The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products.

The Company’s policy is to use historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period notwithstanding that we did not own NMHC’s commercial business prior to January 2, 2018.

For more recent months, the Company expects to rely more heavily on medical cost trend analysis that reflects expected claim payment patterns and other relevant operational considerations. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

For each reporting period, the Company compares key assumptions used to establish the claims reserves to actual experience. When actual experience differs from these assumptions, claims reserves are adjusted through current period shareholders' net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

Activity in claims reserves was as follows:

(in thousands)	Three Months
Ended
March 31,
2018
Incurred costs related to current period	$16,749
Paid costs related to current period	10,050
Ending balance, net	6,699
Add: Reinsurance and other amounts recoverable	—
Ending balance	$6,699

19. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$3,183	$83
Increase to goodwill from measurement period adjustments related to business combinations	—	635
Decrease in accrued financing costs related to 2021 Notes	—	196
Consideration for asset acquisitions or business combinations	500	—
Settlement of Vestica Healthcare LLC escrow	2,519	—

Effects of the March 2018 Private Sale and March 2017 Secondary Offering
Decrease in non-controlling interests as a result of Class B Exchanges	23,805	59,585
Decrease in deferred tax liability as a result of securities offerings	908	2,796

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements”; our 2017 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2018.

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

Transactions

Acquisition of certain assets from New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health New Mexico, Inc. (“True Health”), completed its previously announced acquisition of assets related to New Mexico Health Connections’ (“NMHC”) commercial business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The consideration paid by the Company in connection with the acquisition consisted of $10.3 million in cash (subject to certain adjustments), of which $0.3 million was deposited in an escrow account. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico. Refer to “Item 1. Financial Statements - Note 4” in this Form 10-Q for details of the accounting for this transaction.

Following the acquisition of NMHC’s assets, we now operate through two segments, the services segment (“Services”) and True Health segment.

March 2018 Private Sale

Under an exchange agreement we entered into at the time of our IPO, we granted certain affiliates of TPG (“TPG”), The Advisory Board Company (“The Advisory Board”), UPMC and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

In March 2018, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock in a private sale (the “March 2018 Private Sale”). The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its remaining shares of the Company’s Class B common stock and Class B units. The Company did not receive any proceeds from the March 2018 Private Sale.

As a result of this Class B Exchange and Evolent Health LLC’s cancellation of the Class B units during the March 2018 Private Sale, the Company’s economic interest in Evolent Health LLC increased from 96.6% to 98.9% immediately following the March 2018 Private Sale, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

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

In our Services business, we market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a blueprint for executing that opportunity. During the second portion of the transformation phase, which typically lasts twelve to fifteen months, we generally work with our partner to implement the blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek to enter into service agreements which we call the platform and operations phase and for which we deliver a wide range of services that support our partner in the execution of its new strategy. Certain contracts in the platform and operations phase can range from three to ten years in length, while others are shorter in duration, depending on the nature of the services. In the platform and operations phase, we establish a local market presence and embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience or other reasons by our partners after a notice period has passed, though certain partners would be required to pay us a termination fee in certain circumstances. In addition, at times our contracts may be renegotiated or amended to change the nature and price of the services and/or the time period over which they are provided.

As of March 31, 2018, our Services business had over 30 operating partners, and a significant portion of our revenue is concentrated with several partners. Our two largest partners, University Health Care, Inc. d/b/a Passport Health Plan (“Passport”) and Cook County Health and Hospitals System, comprised 20.1% and 10.6%, respectively, of our revenue for the three months ended March 31, 2018, or 30.7% in the aggregate.

In addition, our Truth Health business is a commercial health plan we operate in New Mexico that focuses on small and large businesses. We expect to be able to leverage our platform to support a value-based provider-centric model of care in the state.

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

We manage our operations and allocate resources through two reportable segments, Services and True Health.

Critical Accounting Policies and Estimates

The MD&A included in our 2017 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2017 Form 10-K, except as discussed below. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

Revenue from contracts with customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. The Company adopted the standard effective January 1, 2018, using the modified retrospective method for only contracts that were not completed at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Evolent recognized the cumulative effect of applying the new revenue standard as a $17.3 million adjustment to the opening balance of retained earnings in the first quarter of 2018. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for our updated revenue recognition policy and the impact of adopting the new revenue recognition standard on Evolent’s financial statements. See “Item 1. Financial Statements - Note 5” in this Form 10-Q for additional disclosures regarding Evolent's contracts with customers.

Operating Segments

Operating segments are defined as components of a business that earn revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of our technology-enabled services platform that supports our various value-based operations, such as delivery network alignment, population health performance, integrated cost and revenue management solutions and financial and administrative management services. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses.

Adoption of ASU 2016-18

The Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash effective December 31, 2017, using the retroactive transition method, which resulted in the recast of our statement of cash flows for each period presented. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2017 Form 10-K for further information about the adoption.

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2017 (in thousands):

	For the Three Months Ended March 31, 2017
	As Originally
	Reported	Adjustments	As Adjusted
Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	$—	$(8,501)	$(8,501)
Net cash and restricted cash provided by (used in) financing activities	(125)	(8,501)	(8,626)

Net increase (decrease) in cash and cash equivalents and restricted cash	(30,268)	(8,501)	(38,769)
Cash and cash equivalents and restricted cash as of beginning-of-period	134,563	35,466	170,029
Cash and cash equivalents and restricted cash as of end-of-period	104,295	26,965	131,260

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

Key Components of our Results of Operations

Revenue

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. We collect a fixed fee from our partners during the transformation phase and revenue is recognized over time using an input method based on hours incurred compared to the total estimated house required to satisfy our performance obligation. In the case of implementation revenues tied to certain health plan services activities, such revenue is deferred and amortized over the life of the contract. Transformation revenue can fluctuate based on both the timing of when contracts are executed with partners, the scope of the delivery and the timing of work being performed.

During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or per member per month, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. We recognize revenue for platforms and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate. The platform and operations agreements often include other variable fees including service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount, however we do not estimate variable consideration at contract inception if the variable fees will be allocated entirely to the platform and operations services performance obligation. In some cases we are required to estimate revenue using the most likely amount that we believe we are entitled to receive. All estimates are based on historical experience and the Company's best judgment at the time to the extent it is probable that a significant reversal of revenue recognized will not occur. Due to the nature of our arrangements certain estimates may be constrained until the uncertainty is further resolved.

Our platform and operations revenue may vary based on the nature of the population, the timing of new populations transitioning to our platform and the type of services being utilized by our partners. After a specified period, certain of our platform and operations contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. We also have arrangements with multiple performance obligations (including both transformation and platform and operations components) and we allocate the transaction price to each performance obligation based on each unit’s relative selling price.

Our True Health segment derives revenue from premiums that are earned over the terms of the related insurance policies. The portion of premiums that will be earned in the future or are received prior to the effectiveness of the policy are deferred and reported as premiums received in advance.

In the ordinary course of business, our reportable segments enter into transactions with one another. While intersegment transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is the counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.

Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. Our cost of revenue also includes expenses related to patient claims and costs resulting from changes in our claims reserve.

Claims expenses

Our claims expenses include the cost of medical and pharmacy claims that have been incurred during the quarter but not reported, including expected development on reported claims, and those that have been reported but not yet paid (reported claims in process), as well as other medical care expenses and services costs. Claims expenses incurred pertain to our True Health segment.

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

Depreciation and amortization expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, amortization of intangible assets recorded as part of our various business combinations and asset acquisitions and depreciation of property and equipment, including the amortization of capitalized software.

Evolent Health, Inc. Consolidated Results

	For the Three
	Months Ended		Change Over
	March 31,		Prior Period
(in thousands)	2018	2017	$	%
Revenue
Services:
Transformation services	$6,505	$10,235	$(3,730)	(36.4)%
Platform and operations services	109,818	96,003	13,815	14.4%
Total services	116,323	106,238	10,085	9.5%
True Health:
Premiums	23,391	—	23,391	—%
Total revenue	139,714	106,238	33,476	31.5%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	71,975	67,528	4,447	6.6%
Claims expenses	16,749	—	16,749	—%
Selling, general and
administrative expenses	55,526	53,550	1,976	3.7%
Depreciation and amortization expenses	9,496	6,615	2,881	43.6%
Loss on change in fair value
of contingent consideration	100	—	100	—%
Total operating expenses	153,846	127,693	26,153	20.5%
Operating income (loss)	$(14,132)	$(21,455)	$7,323	34.1%

Transformation services revenue as
a % of total revenue	4.7%	9.6%
Platform and operations services
revenue as a % of total revenue	78.6%	90.4%
Premiums as a
% of total revenue	16.7%	—%
Cost of revenue as a %
of total revenue	51.5%	63.6%
Claims expenses as a
% of total revenue	12.0%	—%
Selling, general and administrative
expenses as a % of total revenue	39.7%	50.4%

Comparison of the Results for the Three Months Ended March 31, 2018 to 2017

Revenue

Total revenue increased by $33.5 million, or 31.5%, to $139.7 million for the three months ended March 31, 2018, as compared to the same period in 2017.

Transformation services revenue decreased by $3.7 million, or 36.4%, to $6.5 million for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the fact that our offering has become more product-oriented, thereby resulting in a lower average transformation services revenue per newly added partner. As a result, we expect transformation services revenue to continue to decrease as a percentage of total revenue. Transformation services revenue accounted for 4.7% and 9.6% of our total revenue for the three months ended March 31, 2018, and 2017, respectively.

Platform and operations services revenue accounted for 78.6% and 90.4% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. Platform and operations services revenue increased by $13.8 million, or 14.4%, to $109.8 million for the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of an increase in our average PMPM fee and minor aggregate enrollment growth of 1.4% in lives on platform. We ended the quarter with over 30 revenue-producing partners compared to over 25 as of March 31, 2017.

Premiums accounted for $23.4 million, or 16.7% of our total revenue for the three months ended March 31, 2018. Total revenue for the three months ended March 31, 2017, did not include any revenue from premiums as we did not own a health plan prior to January 2, 2018.

Cost of Revenue

Cost of revenue increased by $4.4 million, or 6.6%, to $72.0 million for the three months ended March 31, 2018, as compared to the same period in 2017. Approximately $0.1 million of cost of revenue incurred during the three months ended March 31, 2018 was related to our True Health segment. Cost of revenue increased period over period as a result of our business combinations during the first quarter of 2018. We incurred additional personnel costs of $7.1 million to support our growing customer base and service offerings. Our professional fees decreased by $2.8 million, due to the nature and timing of our projects. Approximately $0.3 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2018 and 2017. Cost of revenue represented 51.5% and 63.6% of total revenue for the three months ended March 31, 2018 and 2017, respectively. Our cost of revenue remained relatively consistent as a percentage of our total revenue; however, we expect our cost of revenue to decrease as a percentage of total revenue going forward.

Claims Expenses

Claims expenses attributable to our True Health segment were $16.7 million for the three months ended March 31, 2018 (as compared to zero for the same period of the prior year), and consisted of claims paid during the period and the reserve for incurred but unreported claims. Claims expenses represented 12.0% of total revenue for the three months ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million, or 3.7%, to $55.5 million for the three months ended March 31, 2018, as compared to the same period in 2017. Approximately $2.0 million of selling, general and administrative expenses incurred during the first quarter of 2018 was related to our True Health segment. During the three months ended March 31, 2018, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from our business combinations during the first quarter of 2018. Technology costs, lease costs and other costs related to our growth increased by $0.9 million, $0.4 million and $1.1 million, respectively, period over period, as a result of the growing customer base and service offerings and the 2018 business combinations. Premium tax and other assessments expense increased by $1.6 million due to the NMHC transaction. These amounts were offset by a decrease in personnel costs (including investments in business development, research and development and general overhead), professional fees and legal fees of $0.7 million, $0.4 million and $0.9 million, respectively, period over period. Approximately $3.5 million and $4.8 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. One-time transaction, transition and severance costs accounted for approximately $2.6 million and $3.8 million of total selling, general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively. Selling, general and administrative expenses represented 39.7% and 50.4% of total revenue for the three months ended March 31, 2018 and 2017, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.9 million, or 43.6%, to $9.5 million for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the first quarter of 2017 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Loss on change in fair value of contingent consideration

Loss on change in fair value of contingent consideration was $0.1 million for the three months ended March 31, 2018, as compared to zero for the same period in 2017. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016. See “Item 1. Financial Statements - Note 15” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liabilities.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance arrangement with NMHC and interest from the Implementation Loan. Interest income increased by approximately $0.9 million for the three months ended March 31, 2018, as compared to the same period in 2017, as a result of additional interest income generated from cash received from the August 2017 Primary Offering, the Implementation Loan and the capital-only reinsurance arrangement with NMHC.

Interest expense

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”). Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $0.9 million related to our 2021 Notes for the three months ended March 31, 2018 and 2017. See “Item 1. Financial Statements - Note 8” in this Form 10-Q for further details of our convertible debt offering. Interest expense also includes amortization of bond premiums related to our investments.

Income (loss) from equity affiliates

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $0.1 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The equity method investments are further discussed at “Item 1. Financial Statements - Note 13” in this Form 10-Q.

Provision (benefit) for income taxes

The Company recorded less than $0.1 million and $0.4 million in income tax expense for the three months ended March 31, 2018 and 2017, which resulted in effective tax rates of less than (0.1)% and (1.8)%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. In addition, the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As discussed in “Item 1. Financial Statements - Note 4” in this Form 10-Q, pursuant to the March 2018 Private Sale, the Company increased its ownership in Evolent Health LLC from 96.6% to 98.9% as of March 31, 2018. As a result, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $0.9 million for the three months ended March 31, 2018. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

During the three months ended March 31, 2018, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements recorded against our net deferred tax assets, with the exception of the full nonconforming states and a portion of the federal and conforming states indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. As of March 31, 2018, the Company had $1.5 million of deferred tax liability that would not provide a source of income to recognize the deferred tax assets.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of March 31, 2018, we owned only 98.9% of the economic rights of the results of operations of Evolent Health LLC and, therefore, eliminate the non-controlling interest from our results of operations. For the three months ended March 31, 2018 and 2017, our results reflect net losses of $0.4 million and $5.1 million, respectively, attributable to non-controlling interests, which represents 3.1% and 23.9% of the operating losses of Evolent Health LLC. The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges in connection with the March 2018 Private Sale, 2017 Secondary Offerings, as well as our issuance of shares of Class A common stock in conjunction with the August 2017 Primary and option exercises and RSU vests since the prior period.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $14.1 million and $21.5 million for the three months ended March 31, 2018 and 2017, respectively. Net cash and restricted cash used in operating activities was $24.7 million and $34.8 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had $200.3 million of cash and cash equivalents and $36.8 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements”:

	For the Three
	Months Ended
	March 31,
	2018	2017
Net cash and restricted cash provided by (used in) operating activities	$(24,705)	$(34,765)
Net cash and restricted cash provided by (used in) investing activities	(12,685)	4,622
Net cash and restricted cash provided by (used in) financing activities	(21,607)	(8,626)

Operating Activities

Cash flows used in operating activities of $24.7 million for the three months ended March 31, 2018, were due primarily to our net loss of $14.1 million, partially offset by non-cash items, including depreciation and amortization expenses of $9.5 million and stock-based compensation expense of $3.8 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued compensation and employee benefits, combined with increases in accounts receivable and prepaid expenses, contributed approximately $49.1 million to our cash outflows. Those cash outflows were partially offset by increases in accounts payable, accrued liabilities, deferred revenue and claims reserve of approximately $25.1 million.

Cash flows used in operating activities of $34.8 million for the three months ended March 31, 2017, were due primarily to our net loss of $23.1 million, partially offset by non-cash items, including depreciation and amortization expenses of $6.6 million and stock-based compensation expense of $5.1 million. Our operating cash outflows were affected by a large increase in our annual bonus payment as a result of additional employee headcount and customer and vendor payments. Decreases in accrued liabilities and accrued compensation and employee benefits as compared to the prior period, combined with an increase in accounts receivable contributed approximately $32.2 million to our cash outflows. Those cash outflows were offset by increases in accounts payable and deferred revenue of approximately $8.8 million.

Investing Activities

Cash flows used by investing activities of $12.7 million for the three months ended March 31, 2018, were primarily attributable to purchases of property and equipment of $9.6 million, cash paid for asset acquisitions and business combinations of $11.7 million and cash paid to acquire equity method investments of $4.0 million. These cash outflows were partially offset by maturities of restricted investments of $8.0 million and a principle repayment of the Implementation Loan of $4.0 million.

Cash flows provided by investing activities of $4.6 million for the three months ended March 31, 2017, were due to maturities of investments of $10.6 million, offset by purchases of property and equipment of $6.0 million.

Financing Activities

Cash flows used by financing activities of approximately $21.6 million for the three months ended March 31, 2018, were primarily related to a decrease of $22.3 million in the amount of restricted cash held on behalf of our partners to process PBM and other claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

Cash flows used by financing activities of approximately $8.6 million for the three months ended March 31, 2017, were primarily related to a decrease of $8.5 million in the amount of restricted cash held on behalf of our partners to process PBM and other claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

Contractual Obligations

Our contractual obligations (in thousands) as of March 31, 2018, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$8,304	$13,644	$5,410	$12,536	$39,894
Purchase obligations	7,940	2,096	—	—	10,036
2021 Notes interest payments	2,496	4,992	2,526	—	10,014
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$18,740	$20,732	$132,936	$12,536	$184,944

During the three months ended March 31, 2018, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $36.8 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $4.0 million, collateral for letters of credit required as security deposits for facility leases of $3.8 million, amounts held with financial institutions for risk-sharing arrangements of $18.0 million, amounts held as supplemental capital for a reinsurance agreement of $10.0 million and other restricted balances as of March 31, 2018. Restricted investments are stated at amortized cost. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through March 31, 2018, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our pre-IPO investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 16 in our notes to consolidated financial statements included in “Item 1. Financial Statements” in this Form 10-Q as well as under the heading “Certain Relationships and Related Party Transactions” in our proxy statement on Schedule 14A filed with the SEC on April 27, 2018.

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” in our 2017 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of March 31, 2018, cash and cash equivalents and restricted cash and restricted investments was $237.1 million, which consisted primarily of bank deposits with FDIC participating banks of $156.7 million, bank deposits in international banks of $1.0 million and cash equivalents deposited in a money-market fund of $78.6 million. Changes in interest rates affect the interest earned on our cash and cash equivalents.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of March 31, 2018, we had $121.6 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars.

At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains recognized in the three months ended March 31, 2018 and 2017, were not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weakness in the design and operation of our internal control over financial reporting as disclosed in our 2017 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective. The company has continued to take steps to address the underlying causes of the material weakness as described further in “Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting” below. As a result of the remediation efforts taken to date, and the implementation of certain other substantive and analytical review procedures as of and for the three months ended March 31, 2018, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Plan of Remediation to Address Material Weakness in Internal Control over Financial Reporting

Management is actively engaged in the implementation of remediation efforts to address the underlying causes of the material weakness. Management’s remediation activities to date include the following:

•	hired additional full-time accounting resources and financial planning and analysis resources with experience to address complex, non-routine transactions:

•	during 2015 we hired a senior director of revenue, a director of financial reporting, a manager of revenue and a senior revenue accountant;

•	during 2016 we hired an associate director of revenue;

•	during 2017 we hired an associate director of accounting and a senior director of tax;

•	during the first quarter of 2018, we hired a senior director of technical accounting; and

•	from December 31, 2014, to March 31, 2018, our finance and accounting headcount increased from 9 to over 40.

•
expanded finance and accounting staff, including additional senior resources, to allow for the reallocation of responsibilities across our accounting department based on potential risk and complexity of transactions and/or tasks to be reviewed;

•	strengthened our review procedures and controls and formalized documentation of the reviews surrounding complex, non-routine transactions;

•	implemented additional monitoring programs, which included the formation of a disclosure committee comprised of members of our executive committee and finance and accounting leadership;

•	implemented training programs for various processes to train employees in respect of our established processes and controls, especially with regard to complex, non-routine transactions;

•	engaged our actuarial department to assist in the review of significant estimates in various areas, including incurred but not reported liabilities;

•	implemented a new contract management process to facilitate the documentation and review of complex contracts by appropriate accounting personnel and relevant company stakeholders;

•	engaged external technical accounting experts to aid with accounting for complex, non-routine transactions, where necessary; and

•	engaged external tax accounting experts to aid with complex tax matters

The process of implementing and maintaining an effective team and process over complex, non-routine transactions is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. During 2017 and the first quarter of 2018, we completed the hiring of further senior, technical personnel identified as part of our remediation plan and will continue to supplement resources in response to changes in our business. Responsibilities for these key personnel include the accounting for complex and non-routine transactions. While we have finalized the design effectiveness of related controls as well as established and formalized our processes and controls surrounding the complex and non-routine transactions that gave rise to the material weakness; these processes and controls have not been operating for a sufficient period of time to be considered remediated. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively. Management has begun testing of the operating effectiveness of such designed controls and believes that the testing results will demonstrate whether a successful remediation has occurred during 2018. As of March 31, 2018, testing of such controls is still underway, therefore, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), management has concluded that the controls surrounding complex and non-routine transactions were not effective as of March 31, 2018.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 9 in “Part 1 – Item 1. Financial Statements.”

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, and other documents filed with the SEC include discussions our risk factors. There have been no material changes from the risk factors described in our 2017 Form 10-K for the quarterly period ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2018

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

EVOLENT HEALTH, INC.
Registrant

By:	/s/ Nicholas McGrane
Name:	Nicholas McGrane
Title:	Chief Financial Officer

By:	/s/ Lydia Stone
Name:	Lydia Stone
Title:	Chief Accounting Officer and Controller

Dated: May 10, 2018