Form 10-Q
period 2018-06-30
Evolent Health, Inc.
filed 2018-08-09
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018
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

As of August 6, 2018, there were 77,880,469 shares of the registrant’s Class A common stock outstanding and 765,646 shares of the registrant’s Class B common stock outstanding.

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

•	our intention not to pay cash dividends on our Class A common stock;

•	our ability to maintain effective internal control over financial reporting;

•	our expectations regarding the additional management attention and costs that will be required as we have transitioned from an “emerging growth company” to a “large accelerated filer”; and

•	our lack of public company operating experience.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$197,983	$238,433
Restricted cash and restricted investments	53,660	62,398
Accounts receivable, net (amounts related to affiliates: 2018 - $5,683; 2017 - $3,358)	70,846	48,947
Prepaid expenses and other current assets (amounts related to affiliates: 2018 - $50; 2017 - $25)	15,757	8,404
Notes receivable	12,000	20,000
Contract assets	3,008	—
Total current assets	353,254	378,182
Restricted cash and restricted investments	3,394	3,287
Investments in and advances to affiliates	4,246	1,531
Property and equipment, net	64,630	50,922
Prepaid expenses and other non-current assets	11,838	9,328
Contract assets	1,267	—
Contract cost assets	10,890	—
Intangible assets, net	236,819	241,261
Goodwill	635,282	628,186
Total assets	$1,321,620	$1,312,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2018 - $1,954; 2017 - $10,284)	$34,258	$42,930
Accrued liabilities (amounts related to affiliates: 2018 - $6,683; 2017 - $719)	39,477	29,572
Accrued compensation and employee benefits	23,168	35,390
Deferred revenue	29,818	24,807
Claims reserves	9,466	—
Total current liabilities	136,187	132,699
Long-term debt, net of discount	121,853	121,394
Other long-term liabilities	10,666	9,861
Deferred tax liabilities, net	1,533	2,437
Total liabilities	270,239	266,391

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 77,577,615 and 74,723,597
shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	776	747
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 765,646 and 2,653,544
shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	8	27
Additional paid-in-capital	961,472	924,153
Accumulated other comprehensive income (loss)	(148)	—
Retained earnings (accumulated deficit)	79,125	85,952
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,041,233	1,010,879
Non-controlling interests	10,148	35,427
Total shareholders' equity (deficit)	1,051,381	1,046,306
Total liabilities and shareholders' equity (deficit)	$1,321,620	$1,312,697

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Transformation services (1)	$8,215	$5,361	$14,720	$15,596
Platform and operations services (1)	113,346	101,710	223,164	197,714
Premiums	22,737	—	46,128	—
Total revenue	144,298	107,071	284,012	213,310

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	69,003	67,994	140,978	135,523
Claims expenses	18,428	—	35,177	—
Selling, general and administrative expenses (1)	57,403	51,090	112,929	104,641
Depreciation and amortization expenses	10,034	6,904	19,530	13,519
Change in fair value of contingent consideration and indemnification asset	(1,604)	200	(1,504)	200
Total operating expenses	153,264	126,188	307,110	253,883
Operating income (loss)	(8,966)	(19,117)	(23,098)	(40,573)
Interest income	878	218	1,950	403
Interest expense	(855)	(947)	(1,708)	(1,901)
Income (loss) from equity affiliates	(1,275)	(555)	(1,406)	(1,077)
Other income (expense), net	78	3	60	5
Income (loss) before income taxes and non-controlling interests	(10,140)	(20,398)	(24,202)	(43,143)
Provision (benefit) for income taxes	(109)	(700)	(106)	(295)
Net income (loss)	(10,031)	(19,698)	(24,096)	(42,848)
Net income (loss) attributable to non-controlling interests	(115)	(2,793)	(554)	(7,930)
Net income (loss) attributable to Evolent Health, Inc.	$(9,916)	$(16,905)	$(23,542)	$(34,918)

Earnings (Loss) Available for Common Shareholders
Basic	$(9,916)	$(16,905)	$(23,542)	$(34,918)
Diluted	(9,916)	(16,905)	(23,542)	(34,918)

Earnings (Loss) per Common Share
Basic	$(0.13)	$(0.28)	$(0.31)	$(0.62)
Diluted	(0.13)	(0.28)	(0.31)	(0.62)

Weighted-Average Common Shares Outstanding
Basic	77,209	59,478	76,297	56,057
Diluted	77,209	59,478	76,297	56,057

Comprehensive income (loss)
Net income (loss)	$(10,031)	$(19,698)	$(24,096)	(42,848)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	(148)	—	(148)	—
Total comprehensive income (loss)	(10,179)	(19,698)	(24,244)	(42,848)
Total comprehensive income (loss) attributable to non-controlling interests	(115)	(2,793)	(554)	(7,930)
Total comprehensive income (loss) attributable to Evolent Health, Inc.	$(10,064)	$(16,905)	$(23,690)	$(34,918)

(1) See Note 16 for amounts related to affiliates included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six
	Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(24,096)	$(42,848)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
(Income) loss from affiliates	1,406	1,077
Change in fair value of contingent consideration and indemnification asset	(1,504)	200
Impact of lease termination	—	(496)
Depreciation and amortization expenses	19,530	13,519
Amortization of deferred financing costs	459	456
Stock-based compensation expense	8,513	10,464
Deferred tax provision (benefit)	(171)	(280)
Amortization of contract cost assets	1,166	—
Accretion of bond premium (discount)	—	105
Other	(55)	291
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(21,093)	(7,902)
Prepaid expenses and other current and noncurrent assets	(12,753)	(1,412)
Contract assets	(193)	—
Contract cost assets	(762)	—
Accounts payable	(342)	7,041
Accrued liabilities	6,140	(3,621)
Accrued compensation and employee benefits	(12,846)	(16,630)
Deferred revenue	8,267	6,719
Claims reserves	9,466	—
Other long-term liabilities	864	(4,495)
Net cash and restricted cash provided by (used in) operating activities	(18,004)	(37,812)

Cash Flows from Investing Activities
Cash paid for asset acquisitions or business combinations	(11,676)	(3,241)
Principal repayment for implementation funding loan	8,000	—
Amount received from escrow in asset acquisition	500	—
Maturities and sales of investments	—	20,210
Investments in and advances to affiliates	(4,000)	—
Purchases of property and equipment	(20,243)	(12,430)
Purchases and maturities of restricted investments	8,043	(3,200)
Net cash and restricted cash provided by (used in) investing activities	(19,376)	1,339

Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	(7,258)	(21,997)
Proceeds from stock option exercises	4,692	3,560
Taxes withheld and paid for vesting of restricted stock units	(1,099)	(1,175)
Net cash and restricted cash provided by (used in) financing activities	(3,665)	(19,612)
Effect of exchange rate on cash and cash equivalents and restricted cash	7	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(41,038)	(56,085)
Cash and cash equivalents and restricted cash as of beginning-of-period	295,363	170,029
Cash and cash equivalents and restricted cash as of end-of-period	$254,325	$113,944

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2016	52,587	$506	15,347	$153	$555,250	$—	$146,617	$209,588	$912,114

Stock-based compensation expense	—	—	—	—	20,437	—	—	—	20,437
Exercise of stock options	788	28	—	—	4,054	—	—	—	4,082
Restricted stock units vested, net of shares withheld for taxes	149	2	—	—	(1,274)	—	—	—	(1,272)
Shares released from Valence Health escrow	(310)	(3)	—	—	911	—	—	—	908
Exchange of Class B common stock	12,693	126	(12,693)	(126)	168,883	—	—	(168,883)	—
Tax impact of 2017 Securities Offerings	—	—	—	—	12,857	—	—	—	12,857
Issuance of Class A common stock during August 2017 Primary	8,816	88	—	—	166,859	—	—	—	166,947
Reclassification of non-controlling interests	—	—	—	—	(3,824)	—	—	3,824	—
Net income (loss)	—	—	—	—	—	—	(60,665)	(9,102)	(69,767)

Balance as of December 31, 2017	74,723	747	2,654	27	924,153	—	85,952	35,427	1,046,306

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	8,513	—	—	—	8,513
Exercise of stock options	766	8	—	—	4,684	—	—	—	4,692
Restricted stock units vested, net of shares withheld for taxes	201	2	—	—	(1,101)	—	—	—	(1,099)
Exchange of Class B common stock	1,888	19	(1,888)	(19)	25,334	—	—	(25,334)	—
Tax impact of Class B Exchanges	—	—	—	—	908	—	—	—	908
Settlement of indemnification asset	—	—	—	—	(1,004)	—	—	—	(1,004)
Foreign Currency Translation Adjustment	—	—	—	—	—	(148)	—	—	(148)
Reclassification of non-controlling interests	—	—	—	—	(15)	—	—	15	—
Net income (loss)	—	—	—	—	—	—	(23,542)	(554)	(24,096)

Balance as of June 30, 2018	77,578	$776	766	$8	$961,472	$(148)	$79,125	$10,148	$1,051,381

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

Prior to our initial public offering (“IPO”) in June 2015 and the Offering Reorganization we undertook in connection therewith, Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”). However, Evolent Health Holdings was able to exert significant influence on Evolent Health LLC and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the Offering Reorganization, the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. Following the Offering Reorganization, the IPO, various securities offerings and sales (as described in Note 4) and acquisitions (as described in Note 4), as of June 30, 2018, Evolent Health, Inc. owned 99.0% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and, therefore, controls its operations.

Since its inception, the Company has incurred losses from operations. As of June 30, 2018, the Company had cash and cash equivalents of $198.0 million. The Company believes it has sufficient liquidity for the next 12 months as of the date the financial statements were available to be issued.

2. Basis of Presentation, Summary of Significant Accounting Policies and Changes in Accounting Principles

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets, liabilities, consideration related to business combinations and asset acquisitions, revenue recognition including variable consideration, discounts and credits, estimated selling prices for performance obligations in contracts with multiple performance obligations, claims reserves, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and the useful lives of intangible assets.

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

Revenue Recognition

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. See “Changes in Accounting Principles” below for our updated revenue recognition policy as a result of our adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	June 30,	December 31,
	2018	2017
Collateral for letters of credit
for facility leases (1)	$3,711	$3,812
Collateral with financial institutions (2)	21,941	24,725
Pharmacy benefit management
and claims processing services (3)	19,028	26,286
Collateral for reinsurance agreement (4)	10,000	10,000
Other	2,374	862
Total restricted cash
and restricted investments	57,054	65,685

Current restricted investments	—	8,150
Current restricted cash	53,660	54,248
Total current restricted cash
and restricted investments	53,660	62,398

Non-current restricted investments	712	605
Non-current restricted cash	2,682	2,682
Total non-current restricted cash
and restricted investments	$3,394	$3,287

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing arrangements. As of June 30, 2018, and December 31, 2017, approximately $21.9 million and $16.6 million of the collateral amount was in a trust account and invested in a money market fund. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 15 for further discussion of our fair value measurement. As of December 31, 2017, approximately $8.2 million of the collateral amount was invested in restricted certificates of deposit with remaining maturities of less than 12 months. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates amortized cost as of December 31, 2017. See Note 9 for further discussion of our risk-sharing arrangements.
(3) Represents cash held by Evolent on behalf of partners to process PBM and other claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.
(4) Represents restricted cash required as part of our capital only reinsurance agreement to provide balance sheet support to NMHC. There is no transfer of underwriting risk to Evolent and we are not at risk for any cash payments on behalf of NMHC as part of the agreement. The reinsurance agreement is further discussed in Note 9. Approximately $2.5 million is in a FDIC participating bank account and approximately $7.5 million is invested in a money market fund. The amount invested in the money market fund is considered restricted cash and is carried at fair value, which approximates cost.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	As of June 30,
	2018	2017
Cash and cash equivalents	$197,983	$99,975
Restricted cash and restricted investments	57,054	22,119
Restricted investments included in
restricted cash and restricted investments	(712)	(8,150)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$254,325	$113,944

Notes Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $20.0 million in the form of an implementation funding loan (the “Implementation Loan”) under an agreement with a current customer entered during the year ended December 31, 2017. The Implementation Loan is expected to support implementation services to assist the customer in expanding its Medicaid membership. The Implementation Loan carries a fixed interest rate of 2.5% per annum and the terms of the agreement governing the Implementation Loan require it to be repaid in ten equal monthly installments of $2.0 million, plus accrued interest, during 2018. As of June 30, 2018, the outstanding principal balance of the Implementation Loan was $12.0 million, excluding approximately $0.2 million of accrued interest. As of December 31, 2017, the outstanding principal balance of the Implementation Loan was $20.0 million, excluding approximately $0.1 million of accrued interest.

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

Foreign Currency

The Company established an international subsidiary during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. We recorded an immaterial “Foreign currency translation adjustment” on our Consolidated Statements of Operations for the three and six months ended June 30, 2018, which resulted in an immaterial “Accumulated other comprehensive income (loss)” balance on our Consolidated Balance Sheet as of June 30, 2018.

Changes in Accounting Principles

Adoption of ASU 2014-09, Revenue from Contracts with Customers

As discussed in Note 3, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018. The following is our updated accounting policy with respect to revenue recognition for our Services segment.

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. Revenue is recognized when control of the services is transferred to our customers. We use the following 5-Step model, outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine revenue recognition on our contracts with customers:

•	Identify the contract(s) with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to performance obligations

•	Recognize revenue when (or as) the entity satisfies a performance obligation

Transformation Services Revenue

Transformation services consist of strategic assessments, or Blueprint contracts, and implementation services whereby we assist the customer in launching its population health or health plan strategy. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. The transformation services are usually completed within 12 months. We generally receive a fixed fee for transformation services and recognize revenue over time using an input method based on hours incurred compared to the total estimated hours required to satisfy our performance obligation.

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations and PBM services on an ongoing basis, as well as transition or run-out services to customers receiving primarily third-party administration (“TPA”) services. Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers. Generally we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue for platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

Condensed Consolidated Statements of Operations
(unaudited, in thousands)
	For the Three Months Ended June 30, 2018
		Amounts without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Revenue
Transformation services	$8,215	$9,928	$(1,713)
Platform and operations services	113,346	111,569	1,777

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented separately below)	69,003	69,097	(94)
Selling, general and administrative expenses	57,403	58,451	(1,048)
Income (loss) before income taxes and non-controlling interests	(10,140)	(11,346)	1,206

	For the Six Months Ended June 30, 2018
		Amounts without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Revenue
Transformation services	$14,720	$15,715	$(995)
Platform and operations services	223,164	221,543	1,621

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented separately below)	140,978	141,378	(400)
Selling, general and administrative expenses	112,929	113,968	(1,039)
Income (loss) before income taxes and non-controlling interests	(24,202)	(26,267)	2,065

Condensed Consolidated Balance Sheets
(unaudited, in thousands)
	As of June 30, 2018
		Balances without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Assets
Accounts receivable, net	$70,846	$67,626	$3,220
Contract assets (current)	3,008	—	3,008
Contract assets (noncurrent)	1,267	—	1,267
Contract cost assets	10,890	—	10,890

Liabilities and Shareholders' Equity (Deficit)

Liabilities
Deferred revenue	$29,818	$30,961	$(1,143)
Other long-term liabilities	10,666	10,510	156

Shareholders' Equity (Deficit)
Retained earnings (accumulated deficit)	79,125	60,418	18,707
Non-controlling interests	10,148	9,483	665

Adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash

The Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, effective December 31, 2017, using the retroactive transition method, which resulted in the recast of our statement of cash flows for each period presented. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2017 Form 10-K for further information about the adoption.

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

A significant portion of the Company’s restricted cash consists of cash held on behalf of partners to process PBM claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. Under the previous standard, there was no net impact to the statement of cash flows related to these amounts as the change in accounts payable was offset by the change in restricted cash. Upon adoption of ASU 2016-18, the change in restricted cash held on behalf of PBM partners would no longer net to zero, thereby potentially having a significant impact on cash flows from operations period over period. Given the pass-through nature of these PBM claim payments, the change in restricted cash held on behalf of PBM partners is presented within cash flows from financing activities on our statements of changes in cash flows under the updated requirements of ASU 2016-18.

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (in thousands):

	For the Six Months Ended June 30, 2017
	As Reported	Correction (1)	As Revised	Adjustments (2)	As Adjusted
Cash Flows from Operating Activities
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	$(5,247)	$(2,655)	$(7,902)	$—	$(7,902)
Accounts payable, net of change in restricted
cash and restricted investments	(2,514)	9,555	7,041	—	7,041
Net cash and restricted cash provided by
(used in) operating activities	(44,712)	6,900	(37,812)	—	(37,812)

Cash Flows from Investing Activities
Purchases and maturities of restricted investments	—	—	—	(3,200)	(3,200)
Change in restricted cash and restricted investments	3,200	(6,900)	(3,700)	3,700	—
Net cash and restricted cash provided by
(used in) investing activities	7,739	(6,900)	839	500	1,339

Cash Flows from Financing Activities
Change in restricted cash held on behalf of
partners for claims processing	—	—	—	(21,997)	(21,997)
Net cash and restricted cash provided by
(used in) financing activities	2,385	—	2,385	(21,997)	(19,612)

Net increase (decrease) in cash and cash
equivalents and restricted cash	(34,588)	—	(34,588)	(21,497)	(56,085)
Cash and cash equivalents and
restricted cash as of beginning-of-period	134,563	—	134,563	35,466	170,029
Cash and cash equivalents and
restricted cash as of end-of-period	$99,975	$—	$99,975	$13,969	$113,944

(1)
Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to the classification of restricted cash and restricted investments on its Consolidated Statements of Cash Flows. Accordingly, the Company corrected this error by revising the classification of certain changes in restricted cash and restricted investments within the Consolidated Statements of Cash Flows. The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined the correction of this error to be immaterial to all prior consolidated financial statements taken as a whole. This column reflects the revisions required to correct the error in the Company’s originally reported Consolidated Statements of Cash Flows for the six months ended June 30, 2017. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in our 2017 Form 10-K for further discussion of the error correction.

(2)	This column reflects the subsequent adjustments required to present revised amounts within the requirements of ASU 2016-18.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. The update expands the scope of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU specifies that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in the update also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We adopted the requirements of this standard effective July 1, 2018, and there was no impact to our financial condition and results of operations for the three and six months ended June 30, 2018. Going forward, we do not expect the adoption to have a material impact on our financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligations. By completing all five steps of the process, the core principles of revenue recognition will be achieved. The new revenue standard (including updates) is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two methods of adoption: i) the full retrospective method applying the standard to each prior reporting period presented, or ii) the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. The Company adopted the standard effective January 1, 2018, using the modified retrospective method for only contracts that were not completed at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under Accounting Standards Codification ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”). The adoption of this standard resulted in changes related to revenue recognition for contracts that contain certain features, such as variable consideration. These changes generally accelerate revenue recognition. In addition, certain customer setup costs, which have historically been expensed as incurred, will now be capitalized. Evolent recognized the cumulative effect of applying the new revenue standard as a $17.3 million adjustment to the opening balance of retained earnings, including non-controlling interests, in the first quarter of 2018, primarily as a result of capitalization of expenses related to contract acquisition and fulfillment costs and acceleration of revenue due to variable consideration estimation. See Note 5 for additional disclosures regarding Evolent's contracts with customers. See Note 2 for updated revenue recognition accounting policy and the impact of adopting the new revenue recognition standard on Evolent’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (ASC Topic 842) supersedes the previous leases standard, ASC 840, Leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

The Company has formulated an implementation team that is currently engaged in the evaluation process. We intend to adopt the requirements of this standard effective January 1, 2019, using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, which is intended to make targeted improvements to ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The requirements of ASU 2018-11 are effective on the same date as the requirements of ASU 2016-02. Pursuant to ASU 2018-11, the Company will apply the new standard at its adoption date rather than at the earliest comparative period presented in the financial statements and recognize a cumulative-effect adjustment to the opening balance of retaining earnings. We anticipate that this standard will have a material impact on our consolidated balance sheets.

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

The Company commenced operations of the commercial health plan and began reporting the results of True Health as a new reportable segment during the first quarter of 2018. See Note 17 for further information about the Company’s segment reporting. At the time of the acquisition, the Company also entered into a managed services agreement (“MSA”) with NMHC to support its ongoing business. During the fourth quarter of 2017, the Company also entered into a reinsurance arrangement with NMHC to provide balance sheet support. See Note 9 for further discussion of the reinsurance arrangement. The MSA and reinsurance arrangement were considered separate transactions and accounted for outside of the business combination. Therefore, there is no allocation of purchase price to these arrangements at fair value.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of January 2, 2018, as follows (in thousands):

Purchase consideration
Cash paid to NMHC	$10,000
Cash paid to escrow agent	252
Total consideration	$10,252

Identifiable intangible assets acquired and liabilities assumed
Customer relationships	$2,700
Provider network contracts	2,300
Above market lease	(100)
Accrued compensation and employee benefits	(474)

Goodwill	5,826
Net assets acquired	$10,252

Identifiable intangible assets associated with customer relationships and provider network contracts will be amortized on a straight-line basis over their estimated useful lives of 15 and 5 years, respectively. The customer relationships represent existing contracts in place to provide health plan services to a number of large and small group customers throughout the state of New Mexico. The provider network contracts represent a network of hospitals and physicians to service the health plan customers. The fair value of the customer relationship intangible asset was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair value of the provider network intangible asset was primarily determined using the cost approach. The cost approach estimates the fair value for an asset based on the amount it would cost to replace the asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Goodwill associated with the acquisition of True Health is allocated entirely to the True Health segment, as all of the assets and liabilities of the acquired business are assigned to the True Health segment. The goodwill is attributable primarily to the acquired workforce and expected cost synergies, none of which qualify for recognition as a separate intangible asset. Goodwill is considered an indefinite-lived asset. The transaction is an asset acquisition for tax purposes, and as such the tax-basis in the acquired assets is equal to the book-basis fair value calculated and is recorded at the True Health legal entity. Therefore, no opening balance sheet deferred tax liability was recorded.

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

Pro Forma Financial Information (Unaudited)

The unaudited pro forma Consolidated Statements of Operations presented below gives effect to (1) the NMHC transaction as if it took place on January 1, 2017. The following pro forma information includes adjustments to:

•	reclassify transaction costs related to the NMHC transaction to the period beginning January 1, 2017;

•	record revenue and expenses related to the MSA beginning January 1, 2017; and

•	record amortization expenses related to intangible assets beginning January 1, 2017, for intangible assets acquired as part of the NMHC transaction.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$144,298	$121,356	$284,012	$248,981
Net income (loss)	(10,031)	(29,951)	(24,096)	(58,119)
Net income (loss) attributable to non-controlling interests	(115)	(3,815)	(554)	(10,250)
Net income (loss) attributable to Evolent Health, Inc.	(9,916)	(26,136)	(23,542)	(47,869)

Net income (loss) per Common Share available to common shareholders
Basic	$(0.13)	$(0.44)	$(0.31)	$(0.85)
Diluted	(0.13)	(0.44)	(0.31)	(0.85)

Securities Offerings and Sales

Under an exchange agreement we entered into at the time of our IPO, we granted certain affiliates of TPG (“TPG”), The Advisory Board Company (“The Advisory Board”) and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

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

5. Revenue Recognition

As discussed in Note 3, we adopted ASU 2014-09, effective January 1, 2018, which introduces ASC 606. See Note 2 for the updated revenue recognition policy and the impact of adopting the new revenue recognition standard on the Company’s financial statements. The following are other relevant disclosures as required by the adoption of ASU 2014-09. Provisions within ASC 606 are only applicable to revenues derived from our Services segment.

Disaggregation of Revenue

The following table represents Evolent’s Services segment revenue disaggregated by revenue type for the three and six months ended June 30, 2018 (in thousands), excluding revenues from our True Health segment and from our downside risk sharing arrangements through our insurance subsidiary, which are accounted for under ASC 944, Financial Services-Insurance.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2018
Services Revenue
Transformation services	$8,215	$14,720
Platform and operations services	110,836	219,284

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term that is greater than one year, we have allocated approximately $139.5 million of transaction price to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2018. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 65% of these remaining performance obligations by December 31, 2019, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of this revenue that we actually receive may be less than this estimate.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of	As of
	June 30,	January 1,
	2018	2018
Receivables (1)	$69,064	$47,131
Short-term contract assets	3,008	3,710
Long-term contract assets	1,267	1,791
Short-term deferred revenue	29,818	26,147
Long-term deferred revenue	1,405	493
(1) Excludes pharmacy claims receivable and premiums receivable

During the six months ended June 30, 2018, our contract asset balance decreased by $1.2 million, primarily as a result of transfers to receivables from contract assets recognized at the beginning of the period. During the six months ended June 30, 2018, our deferred revenue increased by $4.6 million, primarily as a result of new contracts and increased pre-billing for services.

The amount of revenue recognized during the three and six months ended June 30, 2018, from amounts included in deferred revenue at the beginning of the period was $4.4 million and $13.3 million, respectively. The amount of revenue recognized during the three and six months ended June 30, 2018 from performance obligations satisfied (or partially satisfied) in previous periods, due to net gain share, service-level agreement true-ups and changes in estimates, was $2.5 million and $2.1 million, respectively.

Contract Costs

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as noncurrent assets and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Selling, general and administrative expenses” on the accompanying consolidated statements of operations. As of June 30, 2018, the Company had $1.9 million of contract acquisition cost assets, net of accumulated amortization, and amortization expense of less than $0.1 million for the three and six months ended June 30, 2018.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third party vendor costs. The capitalized contract fulfillment costs are classified as noncurrent and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Cost of revenue” on the accompanying consolidated statements of operations. As of June 30, 2018, the Company had $9.0 million of contract fulfillment cost assets, net of accumulated amortization, and amortization expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively.

The majority of the contract cost balance was recorded as part of the transition adjustment that was recorded upon implementation of ASC 606. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	June 30,	December 31,
	2018	2017
Computer hardware	$7,256	$5,667
Furniture and equipment	3,011	2,448
Internal-use software development costs	66,650	48,557
Leasehold improvements	9,668	8,708
Total property and equipment	86,585	65,380
Accumulated depreciation and amortization	(21,955)	(14,458)
Total property and equipment, net	$64,630	$50,922

The Company capitalized $7.6 million and $18.1 million of internal-use software development costs for the three and six months ended June 30, 2018, respectively, and $6.2 million and $12.0 million for the three and six months ended June 30, 2017, respectively. The net book value of capitalized internal-use software development costs was $54.8 million and $42.1 million as of June 30, 2018, and December 31, 2017, respectively.

Depreciation expense related to property and equipment was $3.9 million and $7.5 million for the three and six months ended June 30, 2018, respectively, of which amortization expense related to capitalized internal-use software development costs was $2.9 million and $5.4 million, respectively. Depreciation expense related to property and equipment was $1.9 million and $3.7 million for the three and six months ended June 30, 2017, respectively, of which amortization expense related to capitalized internal-use software development costs was $0.9 million and $1.6 million, respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has two reporting units: Services and True Health. Our annual goodwill impairment review occurs during the fourth quarter of each fiscal year. In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, partners, or litigation.

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the six months ended June 30, 2018. We will perform our annual impairment test as of October 31, 2018.

The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Six Months Ended June 30, 2018
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$628,186	$—	$628,186
Goodwill Acquired (2)	1,234	5,826	7,060
Measurement period adjustments (2)	128	—	128
Foreign currency translation (2)	(92)	—	(92)
Balance as of end-of-period	$629,456	$5,826	$635,282

(1) Net of cumulative inception to date impairment of $160.6 million.
(2) Goodwill acquired, measurement period adjustments and foreign currency translation are all related to transactions completed during the first quarter of 2018.

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

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of June 30, 2018
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	16.9	$19,000	$2,928	$16,072
Customer relationships (1)	19.8	208,719	23,125	185,594
Technology	2.6	55,933	24,114	31,819
Below market lease, net	4.5	4,097	2,833	1,264
Provider network contracts	4.5	2,300	230	2,070
Total		$290,049	$53,230	$236,819

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

Amortization expense related to intangible assets was $6.0 million and $11.9 million for the three and six months ended June 30, 2018, respectively, and $4.9 million and $9.7 million for the three and six months ended June 30, 2017, respectively.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during six months ended June 30, 2018, that would require an impairment test for our intangible assets.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three and six months ended June 30, 2018 and 2017, the Company recorded approximately $0.6 million and $1.2 million, respectively, in interest expense and $0.2 million and $0.5 million, respectively, in non-cash interest expense related to the amortization of deferred financing costs.

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

Convertible Senior Notes Carrying Value

While the 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying value of $121.9 million as of June 30, 2018, the 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair value was $139.8 million, based on a traded price on June 27, 2018, a Level 2 input. The fair value as of December 31, 2017, was $120.4 million, based on a traded price on December 29, 2017, a Level 2 input. The 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	June 30,	December 31,
	2018	2017
Carrying value	$121,853	$121,394
Unamortized discount	3,147	3,606
Principal amount	$125,000	$125,000
Remaining amortization period (years)	3.4	3.9

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

Contingencies

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the Tax Receivables Agreement (the “TRA”) with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no NOL carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including:

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of June 30, 2018, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with its equity-method investees that will require the Company to provide operating capital support in the form of equity financing of up to $5.4 million as of June 30, 2018, in accordance with the Company’s contribution agreements with its equity-method investees. These obligations are outside of Company’s control and payment could be requested during 2018. The Company did not have any contingent commitments to equity-method investees as of December 31, 2017.

Letter of Credit

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit is effective from September 30, 2017 through June 30, 2019, and carries a quarterly facility rental fee of 0.80% per annum on the amount of the outstanding balance. The letter of credit will terminate after June 30, 2019. The letter of credit is presented at the face amount plus accrued facility rental fee, less received payments. There was no outstanding balance related to this letter of credit as of June 30, 2018, or December 31, 2017.

Lease Commitments

The Company has entered into lease agreements for its primary office locations in Arlington, Virginia, Lisle, Illinois, Chicago, Illinois, Albuquerque, New Mexico and Pune, India. Certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. The Company also has several smaller leases in various locations within Texas and California. Total rental expense, net of sublease income, on operating leases was $3.5 million and $6.8 million for the three and six months ended June 30, 2018, respectively, and $2.4 million and $5.0 million for the three and six months ended June 30, 2017, respectively.

In connection with various lease agreements, the Company is required to maintain $3.7 million in letters of credit and, as such, held $3.7 million in restricted cash and restricted investments as collateral for the letters of credit as of June 30, 2018.

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

Registration rights agreement

We entered into a registration rights agreement with The Advisory Board, UPMC, TPG and another investor to register for sale under the Securities Act of 1933, as amended, shares of our Class A common stock, including those delivered in exchange for Class B common stock and Class B common units. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights. Pursuant to our contractual obligations under this agreement, we filed a registration statement on Form S-3 with the SEC on July 28, 2016, which was declared effective on August 12, 2016.

Pursuant to certain terms of the registration rights agreement, certain Investor Stockholders sold 19.7 million shares of the Company’s Class A common stock during the 2017 Secondary Offerings, as discussed in Note 4. The Company incurred $1.0 million and $1.3 million in expenses related to the 2017 Secondary Offerings for the three and six months ended June 30, 2017, pursuant to the terms of the registration rights agreement. The expenses were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations. We did not incur any expenses related to secondary offerings or other sales of shares by our Investor Stockholders for the three and six months ended June 30, 2018.

We will continue to pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act of 1933, as amended, state law or otherwise.

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $21.9 million as of June 30, 2018, to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2018, approximately 59.2% of our $254.3 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 40.4% were held in money market funds and less than 1.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	June 30,	December 31,
	2018	2017
Customer B	27.0%	32.1%
Customer C	*	11.8%
Customer D	*	16.5%

* Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer A	18.0%	19.2%	19.0%	18.2%
Customer B	10.0%	*	10.3%	*
Customer C	*	10.4%	*	10.8%
Customer D	*	10.7%	*	*

* Represents less than 10.0% of the respective balance

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(10,031)	$(19,698)	$(24,096)	$(42,848)
Less:
Net income (loss) attributable to non-controlling interests	(115)	(2,793)	(554)	(7,930)
Net income (loss) available for common shareholders (1) (2)	$(9,916)	$(16,905)	$(23,542)	$(34,918)

Weighted-average common shares outstanding (2) (3)	77,209	59,478	76,297	56,057

Earnings (Loss) per Common Share
Basic	$(0.13)	$(0.28)	$(0.31)	$(0.62)
Diluted	(0.13)	(0.28)	(0.31)	(0.62)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Exchangeable Class B common stock	862	8,677	1,498	11,994
Restricted stock units ("RSUs")	938	607	784	546
Stock options and performance-based stock options	2,591	3,201	2,378	3,059
Convertible senior notes	5,201	5,201	5,201	5,201
Total	9,592	17,686	9,861	20,800

11. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Award Type
Stock options	$2,639	$4,108	$4,870	$8,161
Performance-based stock options	111	112	221	222
RSUs	1,968	1,140	3,422	2,081
Total	$4,718	$5,360	$8,513	$10,464

Line Item
Cost of revenue	$438	$391	$754	$742
Selling, general and
administrative expenses	4,280	4,969	7,759	9,722
Total	$4,718	$5,360	$8,513	$10,464

No stock-based compensation in the totals above was capitalized as software development costs for the three and six months ended June 30, 2018 and 2017, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	89	10	1,050	877
RSUs	85	37	838	424

12. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $0.1 million and $0.1 million in income tax benefit for the three and six months ended June 30, 2018, respectively, which resulted in effective tax rates of 1.0% and 0.4%, respectively. The Company recorded $0.7 million and $0.3 million in income tax benefit for the three and six months ended June 30, 2017, respectively, which resulted in effective tax rates of 3.4% and 0.7%, respectively. The income tax benefit recorded during the three and six months ended June 30, 2018, primarily relates to the change in indefinite-lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. With the exception of these components, the Company continues to record a valuation allowance against the net deferred tax assets. As a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, and subsequent state jurisdictions conforming to certain provisions of the Tax Act with respect to the indefinite carryforward period and 80% taxable income limitation on NOLs arising after December 31, 2017, these components of the deferred tax liabilities are comprised of the entire nonconforming state indefinite-lived components and those outside of the NOL carryforward period and a portion of our federal and conforming states components that could not be used as a source of income. As of December 31, 2017, the Company had recorded a provisional estimate of the financial statement impact of the Tax Act in accordance with SEC Staff Accounting Bulletin No. 118. During the three and six months ended June 30, 2018, the change in the initial provisional estimates is immaterial. The Company will continue to evaluate any further adjustments necessary through 2018.

As a result of the increase in our ownership of Evolent Health LLC following the March 2018 Private Sale discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by approximately $0.9 million for the six months ended June 30, 2018. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

As a result of the increase in our ownership of Evolent Health LLC following the 2017 Secondary Offerings discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by approximately $8.6 million and $11.4 million for the three and six months ended June 30, 2017. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

As of December 31, 2017, the Company had unrecognized tax benefits of $0.8 million that, if recognized, would not affect the effective tax rate. As of June 30, 2018, there are no changes to the unrecognized tax benefits. The Company does not recognize interest and penalties related to uncertain tax positions due to the current NOL position. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

13. Investments In and Advances to Equity Method Investees

The Company has entered into joint venture agreements with various entities. As of June 30, 2018, the Company’s economic and voting interests in these entities ranged between 4% and 40%. As of December 31, 2017, the Company’s economic interests in these entities ranged between 26% and 40% and voting interests ranged between 27% and 40%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenues related to these services agreements was $0.8 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

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

The Company completed the March 2018 Private Sale during March 2018. The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned and held by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange.

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

As of June 30, 2018, and December 31, 2017, we owned 99.0% and 96.6% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of the March 2018 Private Sale, August 2017 Primary and 2017 Secondary Offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-controlling interests as of beginning-of-period	$11,772	$146,269	$35,427	$209,588
Cumulative-effect adjustment from adoption of new accounting principle	—	—	594	—
Decrease in non-controlling interests as a result of Class B Exchanges	(1,529)	(109,298)	(25,334)	(168,883)
Reclassification of non-controlling interests	20	502	15	1,905
Net income (loss) attributable to non-controlling interests	(115)	(2,793)	(554)	(7,930)
Non-controlling interests as of end-of-period	$10,148	$34,680	$10,148	$34,680

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$73,346	$—	$—	$73,346
Restricted cash and restricted investments (1)	29,432	—	—	29,432
Total	$102,778	$—	$—	$102,778

Liabilities
Contingent consideration (2)	—	—	8,200	8,200

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$60,535	$—	$—	$60,535
Restricted cash and restricted investments (1)	16,575	—	—	16,575
Total	$77,110	$—	$—	$77,110

Liabilities
Contingent consideration (2)	—	—	8,700	8,700
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of June 30, 2018, and December 31, 2017, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the University Health Care, Inc. d/b/a Passport Health Plan (“Passport”) acquisition as described below.
The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and six month periods ended June 30, 2018 and 2017, respectively.
In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The strategic alliance with Passport includes a provision for additional equity consideration contingent upon the Company obtaining new third party Medicaid business in future periods. The contingent consideration of $8.2 million and $8.7 million is a mark-to-market liability recorded within “Other long-term liabilities” on our Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017. We recorded a re-measurement gain of approximately $0.6 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and a re-measurement loss of approximately $0.2 million for the three and six months ended June 30, 2017, respectively, based on changes in the underlying assumptions of the fair value calculation. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurement of the Passport contingent consideration are the five-year risk-adjusted recurring revenue compound annual growth rate (“CAGR”) and the applicable discount rate. A significant increase in the assumed five-year risk-adjusted recurring revenue CAGR projection or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$8,800	$8,300	$8,700	$8,300
Realized and unrealized (gains) losses, net	(600)	200	(500)	200
Balance as of end-of-period	$8,200	$8,500	$8,200	$8,500

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

As of June 30, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,200	Real options approach	Risk-adjusted recurring revenue CAGR	112.7%	(2)
			Discount rate/time value	3.8% - 4.5%
(1) Related to additional Passport earn-out consideration as described above.
(2) The risk-adjusted recurring revenue CAGR is calculated over the five-year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rate is based on a theoretical 2016 and 2017 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR over the period 2019-2021 is 78.6%.

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

As discussed in Note 13, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to these services agreements was $0.8 million and $0.8 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

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

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Transformation services	$748	$48	$780	$245
Platform and operations services	7,601	8,575	14,892	15,353
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	1,262	5,739	4,452	12,083
Selling, general and administrative expenses	280	119	379	524

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

The CODM uses Adjusted Revenue and Adjusted EBITDA as the relevant segment performance measures to evaluate the performance of the segments and allocate resources.

Adjusted Revenue and Adjusted EBITDA are segment performance financial measures that offer a useful view of the overall operation of our businesses and may be different than similarly-titled segment performance financial measures used by other companies. Adjusted Revenue is defined as the sum of Adjusted Services Revenue and True Health premiums revenue less intersegment eliminations. Adjusted Services Revenue is defined as Services revenue adjusted to exclude the impact of purchase accounting adjustments. Adjusted Services Revenue consists of Adjusted Transformation Services Revenue and Adjusted Platform

and Operations Services Revenue, which are defined as transformation services revenue and platform and operations services revenue, respectively, before the effect of intersegment eliminations and adjusted to exclude the impact of purchase accounting adjustments. The company’s Adjusted Services Revenue for the six months ended June 30, 2018, includes a $4.5 million adjustment related to revenue that was contracted for prior to 2018 and that was properly excluded from revenue in our 2017 results under the revenue recognition rules then in effect under ASC 605. On January 1, 2018, we adopted the new revenue recognition rules under ASC 606 using the modified retrospective method, which required us to include this $4.5 million as part of the cumulative transition adjustment to beginning retained earnings as of January 1, 2018. Under ASC 605, and based on proportionate performance revenue recognition, we would have recognized an additional $4.5 million in revenue during 2018, primarily within our Adjusted Transformation Services Revenue. The Company has therefore included this revenue, and related profit, in its adjusted results for the six months ended June 30, 2018, as they had not been previously reported prior to 2018 and the contracts are expected to be completed within 2018. This is a one-time adjustment and it will not reoccur in future periods.

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as EBITDA (net income (loss) attributable to Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude changes in fair value of contingent consideration and indemnification assets, income (loss) from equity affiliates, other income (expense), net, net (income) loss attributable to non-controlling interests, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, transaction costs related to acquisitions and business combinations, severance costs and other one-time adjustments (which for the six months ended June 30, 2018, includes the ASC 606 transition adjustment described above). When Adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income (loss) attributable to Evolent Health, Inc.

Management considers Adjusted Revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

			Intersegment
	Services	True Health (1)	Eliminations	Consolidated
Adjusted Revenue
Three Months Ended June 30, 2018
Services:
Adjusted Transformation Services	$8,215	$—	$—	$8,215
Adjusted Platform and Operations Services	117,177	—	(3,615)	113,562
Adjusted Services Revenue	125,392	—	(3,615)	121,777
True Health:
Premiums	—	22,939	(202)	22,737
Adjusted Revenue	125,392	22,939	(3,817)	144,514
Purchase accounting adjustments (2)	(216)	—	—	(216)
Total revenue	$125,176	$22,939	$(3,817)	$144,298

Three Months Ended June 30, 2017
Services:
Adjusted Transformation Services	$5,361	$—	$—	$5,361
Adjusted Platform and Operations Services	101,954	—	—	101,954
Adjusted Services Revenue	107,315	—	—	107,315
Adjusted Revenue	107,315	—	—	107,315
Purchase accounting adjustments (2)	(244)	—	—	(244)
Total revenue	$107,071	$—	$—	$107,071

			Segments
	Services	True Health (1)	Total
Three Months Ended June 30, 2018
Adjusted EBITDA	$5,643	$(758)	$4,885

Three Months Ended June 30, 2017
Adjusted EBITDA	$(3,562)	$—	$(3,562)

(1)	The True Health segment was created in January 2018.

(2)
Purchase accounting adjustments pertain to Adjusted Platform and Operations Services Revenue. There were no purchase accounting adjustments in relation to Adjusted Transformation Services Revenue or True Health premiums revenue.

			Intersegment
	Services	True Health (1)	Eliminations	Consolidated
Adjusted Revenue
Six Months Ended June 30, 2018
Services:
Adjusted Transformation Services	$18,375	$—	$—	$18,375
Adjusted Platform and Operations Services	231,852	—	(7,412)	224,440
Adjusted Services Revenue	250,227	—	(7,412)	242,815
True Health:
Premiums	—	46,524	(396)	46,128
Adjusted Revenue	250,227	46,524	(7,808)	288,943
ASC 606 transition adjustment (2)	(4,498)	—	—	(4,498)
Purchase accounting adjustments (3)	(433)	—	—	(433)
Total revenue	$245,296	$46,524	$(7,808)	$284,012

Six Months Ended June 30, 2017
Services:
Adjusted Transformation Services	$15,596	$—	$—	$15,596
Adjusted Platform and Operations Services	198,489	—	—	198,489
Adjusted Services Revenue	214,085	—	—	214,085
Adjusted Revenue	214,085	—	—	214,085
Purchase accounting adjustments (3)	(775)	—	—	(775)
Total revenue	$213,310	$—	$—	$213,310

			Segments
	Services	True Health (1)	Total
Six Months Ended June 30, 2018
Adjusted EBITDA	$12,609	$189	$12,798

Six Months Ended June 30, 2017
Adjusted EBITDA	$(8,337)	$—	$(8,337)

(1)	The True Health segment was created in January 2018.

(2)	Adjustment to Adjusted Transformation Services Revenue was approximately $3.7 million and the adjustment to Adjusted Platform and Operations Services Revenue was approximately $0.8 million.

(3)
Purchase accounting adjustments pertain to Adjusted Platform and Operations Services Revenue. There were no purchase accounting adjustments in relation to Adjusted Transformation Services Revenue or True Health premiums revenue.

The following table presents our reconciliation of segments total Adjusted EBITDA to net income (loss) attributable to Evolent Health, Inc. (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income (Loss) Attributable to
Evolent Health, Inc.	$(9,916)	$(16,905)	$(23,542)	$(34,918)
Less:
Interest income	878	218	1,950	403
Interest expense	(855)	(947)	(1,708)	(1,901)
(Provision) benefit for income taxes	109	700	106	295
Depreciation and amortization expenses	(10,034)	(6,904)	(19,530)	(13,519)
Income (loss) from equity affiliates	(1,275)	(555)	(1,406)	(1,077)
Change in fair value of contingent
consideration and indemnification asset	1,604	(200)	1,504	(200)
Other income (expense), net	78	3	60	5
Net (income) loss attributable to
non-controlling interests	115	2,793	554	7,930
ASC 606 transition adjustments	—	—	(4,498)	—
Purchase accounting adjustments	(216)	(244)	(433)	(775)
Stock-based compensation expense	(4,718)	(5,360)	(8,513)	(10,464)
Severance costs	105	—	(1,489)	—
Amortization of contract cost assets	(578)	—	(1,139)	—
Transaction costs	(14)	(2,847)	(1,798)	(7,278)
Adjusted EBITDA	$4,885	$(3,562)	$12,798	$(8,337)

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

Activity in claims reserves was as follows (in thousands):

For the Six
Months Ended
June 30,
2018
Incurred costs related to current period	$35,177
Paid costs related to current period	25,711
Change during the period	9,466
Beginning balance	—
Ending balance	9,466

19. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Six
	Months Ended
	June 30,
	2018	2017
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$875	$291
Increase to goodwill from measurement period adjustments
related to business combinations	128	2,078
Decrease in accrued financing costs related to 2021 Notes	—	196
Consideration for asset acquisitions or business combinations	500	—
Settlement of escrow related to asset acquisition	2,519	—
Settlement of indemnification asset	1,004	—

Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	25,334	168,883
Decrease in deferred tax liability as a result of securities offerings	908	12,857

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to consolidated financial statements (“Notes”) presented in “Part I - Item 1. Financial Statements” of this Form 10-Q; our 2017 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2018.

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

Transactions

Acquisition of certain assets from New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health, completed its previously announced acquisition of assets related to NMHC’s commercial business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The consideration paid by the Company in connection with the acquisition consisted of $10.3 million in cash (subject to certain adjustments), of which $0.3 million was deposited in an escrow account. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico. Refer to “Part I - Item 1. Financial Statements - Note 4” in this Form 10-Q for details of the accounting for this transaction.

Following the acquisition of NMHC’s assets, we now operate through two segments, the Services segment and the True Health segment.

March 2018 Private Sale

Under an exchange agreement we entered into at the time of our IPO, we granted the Investor Stockholders an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B units. Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

In the March 2018 Private Sale, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock. The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its remaining shares of the Company’s Class B common stock and Class B units. The Company did not receive any proceeds from the March 2018 Private Sale.

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

In our Services business, we market and sell our services primarily to major providers throughout the United States. We typically work with our partners in two phases. In the transformation phase, we initially work with our partners to develop a strategic plan for their transition to a value-based care model which includes sizing the market opportunity for our partner and creating a blueprint for executing that opportunity. During the second portion of the transformation phase, which typically lasts twelve to fifteen months, we generally work with our partner to implement the blueprint by establishing the resources necessary to launch its strategy and capitalize on the opportunity. During the transformation phase, we seek opportunities to enter into long-term service agreements, which we call the platform and operations phase. In the platform and operations phase, we deliver a wide range of services that support our partner in the execution of its new strategy. Certain contracts in the platform and operations phase can range from three to ten years in length, while others are shorter in duration, depending on the nature of the services. In the platform and operations phase, we also establish a local market presence and embed our resources alongside our partners. Revenue from these long-term contracts is not guaranteed because certain of these contracts are terminable for convenience or other reasons by our partners after a notice period has passed, though certain partners would be required to pay us a termination fee in certain circumstances. In addition, at times our contracts may be renegotiated or amended to change the nature and price of the services and/or the time period over which they are provided.

As of June 30, 2018, our Services business had over 30 operating partners, and a significant portion of our revenue is concentrated with several partners. Our two largest partners, Passport and Cook County Health and Hospitals System, comprised 19.0% and 10.3%, respectively, of our revenue for the six months ended June 30, 2018, or 29.3% in the aggregate.

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

Revenue from contracts with customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. The Company adopted the standard effective January 1, 2018, using the modified retrospective method for only contracts that were not completed at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. Evolent recognized the cumulative effect of applying the new revenue standard as a $17.3 million adjustment to the opening balance of retained earnings in the first quarter of 2018. See “Part I - Item 1. Financial Statements - Note 2” in this Form 10-Q for our updated revenue recognition policy and the impact of adopting the new revenue recognition standard on Evolent’s financial statements. See “Part I - Item 1. Financial Statements - Note 5” in this Form 10-Q for additional disclosures regarding Evolent's contracts with customers.

Operating Segments

Operating segments are defined as components of a business that earn revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the CODM to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of our technology-enabled services platform that supports our various value-based operations, such as delivery network alignment, population health performance, integrated cost and revenue management solutions and financial and administrative management services. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses.

Adoption of ASU 2016-18

The Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash effective December 31, 2017, using the retroactive transition method, which resulted in the recast of our statement of cash flows for each period presented. See “Part I - Item 1. Financial Statements - Note 2” in this Form 10-Q and “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2017 Form 10-K for further information about the adoption.

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2017 (in thousands):

	For the Six Months Ended June 30, 2017
	As Reported	Correction (1)	As Revised	Adjustments (2)	As Adjusted
Cash Flows from Operating Activities
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	$(5,247)	$(2,655)	$(7,902)	$—	$(7,902)
Accounts payable, net of change in restricted
cash and restricted investments	(2,514)	9,555	7,041	—	7,041
Net cash and restricted cash provided by
(used in) operating activities	(44,712)	6,900	(37,812)	—	(37,812)

Cash Flows from Investing Activities
Purchases and maturities of restricted investments	—	—	—	(3,200)	(3,200)
Change in restricted cash and restricted investments	3,200	(6,900)	(3,700)	3,700	—
Net cash and restricted cash provided by
(used in) investing activities	7,739	(6,900)	839	500	1,339

Cash Flows from Financing Activities
Change in restricted cash held on behalf of
partners for claims processing	—	—	—	(21,997)	(21,997)
Net cash and restricted cash provided by
(used in) financing activities	2,385	—	2,385	(21,997)	(19,612)

Net increase (decrease) in cash and cash
equivalents and restricted cash	(34,588)	—	(34,588)	(21,497)	(56,085)
Cash and cash equivalents and
restricted cash as of beginning-of-period	134,563	—	134,563	35,466	170,029
Cash and cash equivalents and
restricted cash as of end-of-period	$99,975	$—	$99,975	$13,969	$113,944

(1)
Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to the classification of restricted cash and restricted investments on its Consolidated Statements of Cash Flows. Accordingly, the Company corrected this error by revising the classification of certain changes in restricted cash and restricted investments within the Consolidated Statements of Cash Flows. The Company assessed the materiality of the misstatement both quantitatively and qualitatively and determined the correction of this error to be immaterial to all prior consolidated financial statements taken as a whole. This column reflects the revisions required to correct the error in the Company’s originally reported Consolidated Statements of Cash Flows for the six months ended June 30, 2017. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in our 2017 Form 10-K for further discussion of the error correction.

(2)	This column reflects the subsequent adjustments required to present revised amounts within the requirements of ASU 2016-18.

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

Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. Our cost of revenue also includes expenses related to patient claims and costs resulting from changes in our claims reserves.

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

Evolent Health, Inc. Consolidated Results

	For the Three				For the Six
	Months Ended		Change Over		Months Ended		Change Over
	June 30,		Prior Period		June 30,		Prior Period
(in thousands)	2018	2017	$	%	2018	2017	$	%
Revenue
Services:
Transformation services	$8,215	$5,361	$2,854	53.2%	$14,720	$15,596	$(876)	(5.6)%
Platform and operations services	113,346	101,710	11,636	11.4%	223,164	197,714	25,450	12.9%
Total Services	121,561	107,071	14,490	13.5%	237,884	213,310	24,574	11.5%
True Health:
Premiums	22,737	—	22,737	—%	46,128	—	46,128	—%
Total revenue	144,298	107,071	37,227	34.8%	284,012	213,310	70,702	33.1%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	69,003	67,994	1,009	1.5%	140,978	135,523	5,455	4.0%
Claims expenses	18,428	—	18,428	—%	35,177	—	35,177	—%
Selling, general and
administrative expenses	57,403	51,090	6,313	12.4%	112,929	104,641	8,288	7.9%
Depreciation and amortization expenses	10,034	6,904	3,130	45.3%	19,530	13,519	6,011	44.5%
Change in fair value of contingent
consideration and indemnification asset	(1,604)	200	(1,804)	(902.0)%	(1,504)	200	(1,704)	(852.0)%
Total operating expenses	153,264	126,188	27,076	21.5%	307,110	253,883	53,227	21.0%
Operating income (loss)	$(8,966)	$(19,117)	$10,151	53.1%	$(23,098)	$(40,573)	$17,475	43.1%

Transformation services revenue as
a % of total revenue	5.7%	5.0%			5.2%	7.3%
Platform and operations services
revenue as a % of total revenue	78.5%	95.0%			78.6%	92.7%
Premiums as a
% of total revenue	15.8%	—%			16.2%	—%
Cost of revenue as a %
of total revenue	47.8%	63.5%			49.6%	63.5%
Claims expenses as a
% of total revenue	12.8%	—%			12.4%	—%
Selling, general and administrative
expenses as a % of total revenue	39.8%	47.7%			39.8%	49.1%

Comparison of the Operating Results for the Three Months Ended June 30, 2018 to 2017

Revenue

Total revenue increased by $37.2 million, or 34.8%, to $144.3 million for the three months ended June 30, 2018, as compared to the same period in 2017.

Transformation services revenue increased by $2.9 million, or 53.2%, to $8.2 million for the three months ended June 30, 2018, as compared to the same period in 2017, due primarily to additional revenue associated with our support of one-time wind-down activities for a client exiting a line of business. Overall, our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to decrease as a percentage of total revenue. Transformation services revenue accounted for 5.7% and 5.0% of our total revenue for the three months ended June 30, 2018, and 2017, respectively.

Platform and operations services revenue accounted for 78.5% and 95.0% of our total revenue for the three months ended June 30, 2018 and 2017, respectively. Platform and operations services revenue increased by $11.6 million, or 11.4%, to $113.3 million for the three months ended June 30, 2018, as compared to the same period in 2017, primarily as a result of an increase in our average PMPM fee and aggregate enrollment growth of 10.9% in lives on platform. We ended the quarter with over 30 operating partners compared to over 25 as of June 30, 2017.

Premiums accounted for $22.7 million, or 15.8% of our total revenue for the three months ended June 30, 2018. Total revenue for the three months ended June 30, 2017, did not include any revenue from premiums as we did not own a health plan prior to January 2, 2018.

Cost of Revenue

Cost of revenue increased by $1.0 million, or 1.5%, to $69.0 million for the three months ended June 30, 2018, as compared to the same period in 2017. Approximately $0.1 million of cost of revenue incurred during the three months ended June 30, 2018 was related to our True Health segment (excluding claims expenses, which are discussed separately below). Cost of revenue increased period over period as a result of business combinations completed during the first quarter of 2018. We incurred additional personnel costs of $5.2 million to support our growing customer base and service offerings. Our professional fees decreased by $4.2 million, due to the nature and timing of our projects. Approximately $0.4 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2018 and 2017. Cost of revenue represented 47.8% and 63.5% of total revenue for the three months ended June 30, 2018 and 2017, respectively. Our cost of revenue decreased as a percentage of our total revenue and we expect this trend to continue going forward.

Claims Expenses

Claims expenses attributable to our True Health segment were $18.4 million for the three months ended June 30, 2018, as compared to zero for the same period of the prior year, and consisted of claims paid during the period and the change in reserve for incurred but unreported claims. Claims expenses represented 12.8% of total revenue for the three months ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $6.3 million, or 12.4%, to $57.4 million for the three months ended June 30, 2018, as compared to the same period in 2017. Approximately $1.5 million of selling, general and administrative expenses incurred during the three months ended June 30, 2018, was related to our True Health segment, of which $1.1 million was attributable to premium tax and other assessments. During the three months ended June 30, 2018, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed during the first quarter of 2018. Technology costs, personnel costs, lease costs and other costs related to our growth increased by $1.9 million, $2.3 million, $1.0 million and $0.8 million, respectively, period over period, as a result of the growing customer base and service offerings. These amounts were offset by a decrease in legal fees of $0.7 million, period over period. Approximately $4.3 million and $5.0 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. One-time transaction, transition and severance costs accounted for approximately $0.1 million and $1.4 million of total selling, general and administrative expenses for the three months ended June 30, 2018 and 2017, respectively. Selling, general and administrative expenses represented 39.8% and 47.7% of total revenue for the three months ended June 30, 2018 and 2017, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $3.1 million, or 45.3%, to $10.0 million for the three months ended June 30, 2018, as compared to the same period in 2017. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the second quarter of 2017 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Change in fair value of contingent consideration and indemnification asset

We recorded a gain from change in fair value of contingent consideration and indemnification asset of $1.6 million for the three months ended June 30, 2018, as compared to a loss of $0.2 million for the same period in 2017. This variance is the result of changes in the fair values of a mark-to-market contingent liability and a mark-to-market indemnification asset, both of which were acquired as a result of business combinations during 2016. The indemnification asset was settled during the second quarter of 2018. See “Part I - Item 1. Financial Statements - Note 15” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Comparison of the Operating Results for the Six Months Ended June 30, 2018 to 2017

Revenue

Total revenue increased by $70.7 million, or 33.1%, to $284.0 million for the six months ended June 30, 2018, as compared to the same period in 2017.

Transformation services revenue decreased by $0.9 million, or 5.6%, to $14.7 million for the six months ended June 30, 2018, as compared to the same period in 2017, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect transformation services revenue to continue to decrease as a percentage of total revenue. Transformation services revenue accounted for 5.2% and 7.3% of our total revenue for the six months ended June 30, 2018, and 2017, respectively.

Platform and operations services revenue accounted for 78.6% and 92.7% of our total revenue for the six months ended June 30, 2018 and 2017, respectively. Platform and operations services revenue increased by $25.5 million, or 12.9%, to $223.2 million for the six months ended June 30, 2018, as compared to the same period in 2017, primarily as a result of an increase in our average PMPM fee and aggregate enrollment growth of 10.9% in lives on platform. We ended the quarter with over 30 operating partners compared to over 25 as of June 30, 2017.

Premiums accounted for $46.1 million, or 16.2% of our total revenue for the six months ended June 30, 2018. Total revenue for the six months ended June 30, 2017, did not include any revenue from premiums as we did not own a health plan prior to January 2, 2018.

Cost of Revenue

Cost of revenue increased by $5.5 million, or 4.0%, to $141.0 million for the six months ended June 30, 2018, as compared to the same period in 2017. Approximately $0.2 million of cost of revenue incurred during the six months ended June 30, 2018 was related to our True Health segment (excluding claims expenses, which are discussed separately below). Cost of revenue increased period over period as a result of business combinations completed during the first quarter of 2018. We incurred additional personnel costs of $12.2 million to support our growing customer base and service offerings. Our professional fees decreased by $7.0 million, due to the nature and timing of our projects. Approximately $0.8 million and $0.7 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively. Cost of revenue represented 49.6% and 63.5% of total revenue for the six months ended June 30, 2018 and 2017, respectively. Our cost of revenue decreased as a percentage of our total revenue and we expect this trend to continue going forward.

Claims Expenses

Claims expenses attributable to our True Health segment were $35.2 million for the six months ended June 30, 2018, as compared to zero for the same period of the prior year, and consisted of claims paid during the period and the change in reserve for incurred but unreported claims. Claims expenses represented 12.4% of total revenue for the six months ended June 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.3 million, or 7.9%, to $112.9 million for the six months ended June 30, 2018, as compared to the same period in 2017. Approximately $3.5 million of selling, general and administrative expenses incurred during the six months ended June 30, 2018, was related to our True Health segment, of which $2.7 million was attributable to premium tax and other assessments. During the six months ended June 30, 2018, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed during the first quarter of 2018. Technology costs, personnel costs, lease costs and other costs related to our growth increased by $2.8 million, $1.6 million, $1.4 million and $1.9 million, respectively, period over period, as a result of the growing customer base and service offerings. These amounts were offset by a decrease in professional fees and legal fees of $0.5 million and $1.6 million, respectively, period over period. Approximately $7.8 million and $9.7 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively. One-time transaction, transition and severance costs accounted for approximately $2.7 million and $5.2 million of total selling, general and administrative expenses for the six months ended June 30, 2018 and 2017, respectively. Selling, general and administrative expenses represented 39.8% and 49.1% of total revenue for the six months ended June 30, 2018 and 2017, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $6.0 million, or 44.5%, to $19.5 million for the six months ended June 30, 2018, as compared to the same period in 2017. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the second quarter of 2017 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Change in fair value of contingent consideration and indemnification asset

We recorded a gain from change in fair value of contingent consideration and indemnification asset of $1.5 million for the six months ended June 30, 2018, as compared to a loss of $0.2 million for the same period in 2017. This variance is the result of changes in the fair values of a mark-to-market contingent liability and a mark-to-market indemnification asset, both of which were acquired as a result of business combinations during 2016. The indemnification asset was settled during the second quarter of 2018. See “Part I - Item 1. Financial Statements - Note 15” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance arrangement with NMHC and interest from the Implementation Loan. We recorded interest income of $0.9 million and $2.0 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. Interest income increased for the three and six month periods ended June 30, 2018, as compared to the same periods in 2017 as a result of additional interest income generated from cash received from the August 2017 Primary Offering, the Implementation Loan and the capital-only reinsurance arrangement with NMHC.

Interest expense

Our interest expense is primarily attributable to the 2021 Notes. In December 2016, the Company issued the 2021 Notes. Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $0.9 million and $1.7 million related to our 2021 Notes for the three and six months ended June 30, 2018 and 2017, respectively. See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for further details of our convertible debt offering.

Income (loss) from equity affiliates

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively. The equity method investments are further discussed at “Part I - Item 1. Financial Statements - Note 13” in this Form 10-Q.

Provision (benefit) for income taxes

The Company recorded $0.1 million and $0.1 million in income tax benefit for the three and six months ended June 30, 2018, which resulted in effective tax rates of 1.0% and 0.4%, respectively. The Company recorded $0.7 million and $0.3 million in income tax benefit for the three and six months ended June 30, 2017, which resulted in effective tax rates of 3.4% and 0.7%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. In addition, the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite-lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As discussed in “Part I - Item 1. Financial Statements - Note 4” in this Form 10-Q, pursuant to the March 2018 Private Sale, the Company increased its ownership in Evolent Health LLC from 96.6% to 98.9% immediately following the March 2018 Private Sale. As a result, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $0.9 million for the six months ended June 30, 2018. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

During the three and six months ended June 30, 2018, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements recorded against our net deferred tax assets, with the exception of the full nonconforming states and a portion of the federal and conforming states indefinite-lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. As of June 30, 2018, the Company had $1.5 million of deferred tax liability that would not provide a source of income to recognize the deferred tax assets.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of June 30, 2018, we owned 99.0% of the economic rights of the results of operations of Evolent Health LLC and, therefore, eliminate the non-controlling interest from our results of operations. For the three and six months ended June 30, 2018, our results reflect net losses of $0.1 million and $0.6 million, respectively, attributable to non-controlling interests, which represents 1.3% and 2.4% of the operating losses of Evolent Health LLC. For the three and six months ended June 30, 2017, our results reflect net losses of $2.8 million and $7.9 million, respectively, attributable to non-controlling interests, which represents 14.6% and 19.5% of the operating losses of Evolent Health LLC. The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges in connection with the March 2018 Private Sale, June 2017 Secondary, May 2017 Secondary and March 2017 Option to Purchase Additional Shares, as well as our issuance of shares of Class A common stock in conjunction with the August 2017 Primary and option exercises and RSU vests since the prior period.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $23.1 million and $40.6 million for the six months ended June 30, 2018 and 2017, respectively. Net cash and restricted cash used in operating activities was $18.0 million and $37.8 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had $198.0 million of cash and cash equivalents and $57.1 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements”:

	For the Six
	Months Ended
	June 30,
	2018	2017
Net cash and restricted cash provided by (used in) operating activities	$(18,004)	$(37,812)
Net cash and restricted cash provided by (used in) investing activities	(19,376)	1,339
Net cash and restricted cash provided by (used in) financing activities	(3,665)	(19,612)

Operating Activities

Cash flows used in operating activities of $18.0 million for the six months ended June 30, 2018, were due primarily to our net loss of $24.1 million, partially offset by non-cash items, including depreciation and amortization expenses of $19.5 million and stock-based compensation expense of $8.5 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued compensation and employee benefits, combined with increases in accounts receivable and prepaid expenses, contributed approximately $46.7 million to our cash outflows. Those cash outflows were partially offset by increases in accrued liabilities, deferred revenue and claims reserves of approximately $23.9 million.

Cash flows used in operating activities of $37.8 million for the six months ended June 30, 2017, were due primarily to our net loss of $42.8 million, partially offset by non-cash items, including depreciation and amortization expenses of $13.5 million and stock-based compensation expense of $10.5 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued liabilities, accrued compensation and employee benefits and other long-term liabilities, combined with an increase in accounts receivable and prepaid expenses and other current and noncurrent assets, contributed approximately $34.1 million to our cash outflows. Those cash outflows were offset by increases in accounts payable and deferred revenue of approximately $13.7 million.

Investing Activities

Cash flows used by investing activities of $19.4 million for the six months ended June 30, 2018, were primarily attributable to purchases of property and equipment of $20.2 million and cash paid for asset acquisitions, business combinations and equity method investments of $15.7 million. These cash outflows were partially offset by maturities of restricted investments of $8.0 million and an $8.0 million principal repayment of the Implementation Loan.

Cash flows provided by investing activities of $1.3 million for the six months ended June 30, 2017, were due primarily to maturities of investments of $20.2 million, offset by purchases of property and equipment of $12.4 million, cash paid for an asset acquisition of $3.2 million and cash paid to purchase restricted investments of $3.2 million.

Financing Activities

Cash flows used by financing activities of approximately $3.7 million for the six months ended June 30, 2018, were primarily related to a decrease of $7.3 million in the amount of restricted cash held on behalf of our partners to process PBM and other claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. This decrease was offset by approximately $3.6 million as a result of proceeds from stock options exercises, net of taxes withheld and paid for vests of restricted stock units.

Cash flows used by financing activities of approximately $19.6 million for the six months ended June 30, 2017, were primarily related to a decrease of $22.0 million in the amount of restricted cash held on behalf of our partners to process PBM and other claims. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. This decrease was offset by approximately $2.4 million as a result of proceeds from stock options exercises, net of taxes withheld and paid for vests of restricted stock units.

Contractual Obligations

Our contractual obligations (in thousands) as of June 30, 2018, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$8,416	$13,081	$6,525	$11,929	$39,951
Contingent equity commitments	5,360	—	—	—	5,360
Purchase obligations	4,264	2,324	211	—	6,799
2021 Notes interest payments	2,496	4,992	1,278	—	8,766
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$20,536	$20,397	$133,014	$11,929	$185,876

During the six months ended June 30, 2018, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $57.1 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $19.0 million, collateral for letters of credit required as security deposits for facility leases of $3.7 million, amounts held with financial institutions for risk-sharing arrangements of $21.9 million, amounts held as supplemental capital for a reinsurance agreement of $10.0 million and other restricted balances as of June 30, 2018. Restricted investments are stated at amortized cost. See “Part I - Item 1. Financial Statements - Note 2” in this Form 10-Q for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through June 30, 2018, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our pre-IPO investors, TPG, UPMC and The Advisory Board. Information regarding transactions and amounts with related parties is discussed in Note 16 in our notes to consolidated financial statements included in “Part I - Item 1. Financial Statements” in this Form 10-Q as well as under the heading “Certain Relationships and Related Party Transactions” in our proxy statement on Schedule 14A filed with the SEC on April 27, 2018.

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

Interest Rate Risk

As of June 30, 2018, cash and cash equivalents and restricted cash and restricted investments was $255.0 million, which consisted primarily of bank deposits with FDIC participating banks of $150.6 million, bank deposits in international banks of $0.9 million and cash equivalents deposited in a money-market fund of $102.8 million. Changes in interest rates affect the interest earned on our cash and cash equivalents.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2018, we had $121.9 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

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

At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency losses recognized in the three and six months ended June 30, 2018 and 2017, were not material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Remediation of Previously Identified Material Weakness

As discussed in our 2017 Form 10-K, prior to the remediation of our material weakness, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness resulted in the revision of the Company’s consolidated financial statements for the quarter ended June 30, 2017.

Management has been actively engaged in the implementation of remediation efforts to address the underlying causes of the previously identified material weakness. Management’s remediation activities included the following:

•	hired additional full-time accounting resources and financial planning and analysis resources with experience to address complex, non-routine transactions:

•
from December 31, 2014, to March 31, 2018, we hired several key senior and mid-level personnel as our finance and accounting headcount increased from 9 to over 40. The expansion of our finance and accounting team included the following key hires:

◦	during 2015 we hired a senior director of revenue, a director of financial reporting, a manager of revenue and a senior revenue accountant;

◦	during 2016 we hired an associate director of revenue;

◦	during 2017 we hired an associate director of accounting and a senior director of tax; and

◦	during the first quarter of 2018, we hired a senior director of technical accounting.

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

The process of implementing and maintaining an effective team and process over complex, non-routine transactions is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. During 2017 and first quarter of 2018, we completed the hiring of further senior, technical personnel identified as part of our remediation plan. Responsibilities for these key personnel include the accounting for complex and non-routine transactions. We have also previously finalized and concluded the design effectiveness of controls surrounding the complex and non-routine transactions that gave rise to the material weakness. Management has tested the operating effectiveness of such designed controls based on the guidelines established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and have found them to be effective. As such, management has concluded that the previously identified and disclosed material weakness has been remediated as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter, management completed its testing of controls surrounding complex and non-routine transactions that gave rise to the material weakness and found them effective as of June 30, 2018. Therefore, management concluded that the previously identified and disclosed material weakness in internal control over financial reporting has been remediated during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained within Note 9 in “Part I – Item 1. Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, and other documents filed with the SEC include discussions our risk factors. There have been no material changes from the risk factors described in our 2017 Form 10-K for the quarterly period ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2018

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

Dated: August 9, 2018