Form 10-Q
period 2018-09-30
Evolent Health, Inc.
filed 2018-11-08
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
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
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 78,341,481 shares of the registrant’s Class A common stock outstanding and 3,885,947 shares of the registrant’s Class B common stock outstanding.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	the structural change in the market for health care in the United States;

•	uncertainty in the health care regulatory framework;

•	uncertainty in the public exchange market;

•	the uncertain impact of CMS waivers to Medicaid rules;

•	the uncertain impact of the results of the 2018 congressional, state and local elections, as well as subsequent elections, may have on health care laws and regulations;

•	our ability to effectively manage our growth;

•	the significant portion of revenue we derive from our largest partners, and the potential loss, termination or renegotiation of customer contracts;

•	our ability to offer new and innovative products and services;

•
risks related to completed and future acquisitions, investments and alliances, including the acquisition of assets from New Mexico Health Connections (“NMHC”) and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), Aldera Holdings, Inc. (“Aldera”) and NCIS Holdings, Inc. (“New Century Health”), which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

•
certain risks and uncertainties associated with the acquisition of assets from NMHC and the acquisitions of Valence Health, Aldera and New Century Health, including future revenues may be less than expected, the timing and extent of new lives expected to come onto the platform may not occur as expected and the expected results of Evolent may not be impacted as anticipated;

•	risks relating to our ability to maintain profitability for our and New Century Health’s performance-based contracts and products;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs, particularly in New Mexico;

•	our ability to attract new partners;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target market;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	risks related to governmental payor audits and actions, including whistleblower claims;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;

•	risks related to our offshore operations;

•	the risk of a significant reduction in the enrollment in our health plan;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the risk of potential future goodwill impairment on our results of operations;

•	our indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

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

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), this Form 10-Q and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$221,837	$238,433
Restricted cash and restricted investments	42,328	62,398
Accounts receivable, net (amounts related to affiliates: 2018 - $7,774; 2017 - $3,358)	60,054	48,947
Prepaid expenses and other current assets (amounts related to affiliates: 2018 - $48; 2017 - $25)	14,667	8,404
Notes receivable	6,000	20,000
Contract assets	3,705	—
Total current assets	348,591	378,182
Restricted cash and restricted investments	3,394	3,287
Investments in and advances to equity method investees	5,672	1,531
Property and equipment, net	68,692	50,922
Prepaid expenses and other noncurrent assets (amounts related to affiliates: 2018 - $2,500; 2017 - $0)	15,181	9,328
Contract assets	1,000	—
Contract cost assets	14,252	—
Intangible assets, net	230,806	241,261
Goodwill	635,088	628,186
Total assets	$1,322,676	$1,312,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2018 - $1,425; 2017 - $10,284)	$30,535	$42,930
Accrued liabilities (amounts related to affiliates: 2018 - $4,812; 2017 - $719)	47,189	29,572
Accrued compensation and employee benefits	28,989	35,390
Deferred revenue	22,360	24,807
Claims reserves	10,338	—
Total current liabilities	139,411	132,699
Long-term debt, net of discount	122,082	121,394
Other long-term liabilities	10,885	9,861
Deferred tax liabilities, net	1,725	2,437
Total liabilities	274,103	266,391

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 78,392,052 and 74,723,597
shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	784	747
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 765,646 and 2,653,544
shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	8	27
Additional paid-in capital	971,341	924,153
Accumulated other comprehensive income (loss)	(264)	—
Retained earnings (accumulated deficit)	66,696	85,952
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,038,565	1,010,879
Non-controlling interests	10,008	35,427
Total shareholders' equity (deficit)	1,048,573	1,046,306
Total liabilities and shareholders' equity (deficit)	$1,322,676	$1,312,697

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Transformation services (1)	$9,230	$8,204	$23,950	$23,799
Platform and operations services (1)	118,094	99,708	341,258	297,422
Premiums	22,623	—	68,751	—
Total revenue	149,947	107,912	433,959	321,221

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	73,967	68,281	214,945	203,804
Claims expenses	16,992	—	52,169	—
Selling, general and administrative expenses (1)	59,566	45,834	172,495	150,474
Depreciation and amortization expenses	10,352	7,717	29,882	21,236
Change in fair value of contingent consideration and indemnification asset	100	100	(1,404)	300
Total operating expenses	160,977	121,932	468,087	375,814
Operating income (loss)	(11,030)	(14,020)	(34,128)	(54,593)
Interest income	968	411	2,918	813
Interest expense	(853)	(880)	(2,561)	(2,781)
Income (loss) from equity method investees	(1,381)	(369)	(2,787)	(1,446)
Other income (expense), net	(124)	15	(64)	21
Income (loss) before income taxes and non-controlling interests	(12,420)	(14,843)	(36,622)	(57,986)
Provision (benefit) for income taxes	135	(1,714)	29	(2,009)
Net income (loss)	(12,555)	(13,129)	(36,651)	(55,977)
Net income (loss) attributable to non-controlling interests	(126)	(541)	(680)	(8,471)
Net income (loss) attributable to Evolent Health, Inc.	$(12,429)	$(12,588)	$(35,971)	$(47,506)

Earnings (Loss) Available for Common Shareholders
Basic	$(12,429)	$(12,588)	$(35,971)	$(47,506)
Diluted	(12,429)	(12,588)	(35,971)	(47,506)

Earnings (Loss) per Common Share
Basic	$(0.16)	$(0.18)	$(0.47)	$(0.78)
Diluted	(0.16)	(0.18)	(0.47)	(0.78)

Weighted-Average Common Shares Outstanding
Basic	77,999	70,328	76,871	60,867
Diluted	77,999	70,328	76,871	60,867

Comprehensive income (loss)
Net income (loss)	$(12,555)	$(13,129)	$(36,651)	(55,977)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	(116)	—	(264)	—
Total comprehensive income (loss)	(12,671)	(13,129)	(36,915)	(55,977)
Total comprehensive income (loss) attributable to non-controlling interests	(126)	(541)	(680)	(8,471)
Total comprehensive income (loss) attributable to Evolent Health, Inc.	$(12,545)	$(12,588)	$(36,235)	$(47,506)

(1) See Note 16 for amounts related to affiliates included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine
	Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(36,651)	$(55,977)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
(Income) loss from equity method investees	2,787	1,446
Change in fair value of contingent consideration and indemnification asset	(1,404)	300
Depreciation and amortization expenses	29,882	21,236
Amortization of deferred financing costs	688	685
Stock-based compensation expense	12,560	16,172
Deferred tax provision (benefit)	34	(2,668)
Amortization of contract cost assets	1,900	—
Other	(111)	88
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net	(11,241)	(5,075)
Prepaid expenses and other current and noncurrent assets	(15,393)	(5,125)
Contract assets	240	—
Contract cost assets	(4,568)	—
Accounts payable	6,451	10,591
Accrued liabilities	13,946	(11,075)
Accrued compensation and employee benefits	(7,059)	(7,707)
Deferred revenue	828	4,835
Claims reserves	10,338	—
Other long-term liabilities	1,090	(1,719)
Net cash and restricted cash provided by (used in) operating activities	4,317	(33,993)

Cash Flows from Investing Activities
Cash paid for asset acquisitions or business combinations	(11,552)	(3,694)
Principal repayment for implementation funding loan	14,000	—
Amount received from escrow in asset acquisition	500	—
Maturities and sales of investments	—	44,210
Investments in and advances to equity method investees	(6,807)	—
Purchases of property and equipment	(29,117)	(21,349)
Purchases and maturities of restricted investments	8,043	(3,200)
Net cash and restricted cash provided by (used in) investing activities	(24,933)	15,967

Cash Flows from Financing Activities
Change in restricted cash held on behalf of partners for claims processing	(17,344)	(25,648)
Proceeds from issuance of common stock, net of stock issuance costs	—	166,947
Proceeds from stock option exercises	10,588	3,802
Taxes withheld and paid for vesting of restricted stock units	(1,179)	(1,179)
Net cash and restricted cash provided by (used in) financing activities	(7,935)	143,922
Effect of exchange rate on cash and cash equivalents and restricted cash	35	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(28,516)	125,896
Cash and cash equivalents and restricted cash as of beginning-of-period	295,363	170,029
Cash and cash equivalents and restricted cash as of end-of-period	$266,847	$295,925

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2016	52,587	$506	15,347	$153	$555,250	$—	$146,617	$209,588	$912,114

Stock-based compensation expense	—	—	—	—	20,437	—	—	—	20,437
Exercise of stock options	788	28	—	—	4,054	—	—	—	4,082
Restricted stock units vested, net of shares withheld for taxes	149	2	—	—	(1,274)	—	—	—	(1,272)
Shares released from Valence Health escrow	(310)	(3)	—	—	911	—	—	—	908
Exchange of Class B common stock	12,693	126	(12,693)	(126)	168,883	—	—	(168,883)	—
Tax impact of 2017 Securities Offerings	—	—	—	—	12,857	—	—	—	12,857
Issuance of Class A common stock during August 2017 Primary	8,816	88	—	—	166,859	—	—	—	166,947
Reclassification of non-controlling interests	—	—	—	—	(3,824)	—	—	3,824	—
Net income (loss)	—	—	—	—	—	—	(60,665)	(9,102)	(69,767)

Balance as of December 31, 2017	74,723	747	2,654	27	924,153	—	85,952	35,427	1,046,306

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	12,560	—	—	—	12,560
Exercise of stock options	1,574	16	—	—	10,572	—	—	—	10,588
Restricted stock units vested, net of shares withheld for taxes	207	2	—	—	(1,181)	—	—	—	(1,179)
Exchange of Class B common stock	1,888	19	(1,888)	(19)	25,334	—	—	(25,334)	—
Tax impact of Class B Exchanges	—	—	—	—	908	—	—	—	908
Settlement of indemnification asset	—	—	—	—	(1,004)	—	—	—	(1,004)
Foreign Currency Translation Adjustment	—	—	—	—	—	(264)	—	—	(264)
Reclassification of non-controlling interests	—	—	—	—	(1)	—	—	1	—
Net income (loss)	—	—	—	—	—	—	(35,971)	(680)	(36,651)

Balance as of September 30, 2018	78,392	$784	766	$8	$971,341	$(264)	$66,696	$10,008	$1,048,573

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company operates through two segments. The Company’s services segment (“Services”) provides our customers, who we refer to as partners, with a population management platform, integrated data and analytics capabilities, claims processing services, including pharmacy benefit management, and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s wholly-owned subsidiary, True Health New Mexico, Inc. (“True Health”) operates as a separate segment and is a commercial health plan we operate in New Mexico that focuses on small and large businesses. The Company’s headquarters is located in Arlington, Virginia.

Our predecessor, Evolent Health Holdings, Inc. (“Evolent Health Holdings”), merged with and into Evolent Health, Inc. in connection with the offering reorganization which occurred on June 4, 2015 (the “Offering Reorganization”), as discussed in our 2017 Form 10-K.

Prior to our initial public offering (“IPO”) in June 2015 and the Offering Reorganization we undertook in connection therewith, Evolent Health Holdings did not control Evolent Health LLC, our operating subsidiary company due to certain participating rights granted to our investor, TPG Global, LLC and certain of its affiliates (“TPG”). However, Evolent Health Holdings was able to exert significant influence on Evolent Health LLC and, accordingly, accounted for its investment in Evolent Health LLC using the equity method of accounting through June 3, 2015. Subsequent to the Offering Reorganization, the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc. Following the Offering Reorganization, the IPO, various securities offerings and sales (as described in Note 4) and acquisitions (as described in Note 4), as of September 30, 2018, Evolent Health, Inc. owned 99.0% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and, therefore, controls its operations.

Since its inception, the Company has incurred losses from operations. As of September 30, 2018, the Company had cash and cash equivalents of $221.8 million. The Company believes it has sufficient liquidity for the next 12 months as of the date the financial statements were available to be issued.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Collateral for letters of credit
for facility leases (1)	$3,710	$3,812
Collateral with financial institutions (2)	22,028	24,725
Claims processing services (3)	8,942	26,286
Collateral for reinsurance agreement (4)	10,000	10,000
Other	1,042	862
Total restricted cash
and restricted investments	45,722	65,685

Current restricted investments	—	8,150
Current restricted cash	42,328	54,248
Total current restricted cash
and restricted investments	42,328	62,398

Noncurrent restricted investments	712	605
Noncurrent restricted cash	2,682	2,682
Total noncurrent restricted cash
and restricted investments	$3,394	$3,287

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing arrangements. As of September 30, 2018, and December 31, 2017, approximately $22.0 million and $16.6 million of the collateral amount was in a trust account and invested in a money market fund. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 15 for further discussion of our fair value measurement. As of December 31, 2017, approximately $8.2 million of the collateral amount was invested in restricted certificates of deposit with remaining maturities of less than 12 months. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates amortized cost as of December 31, 2017. See Note 9 for further discussion of our risk-sharing arrangements.
(3) Represents cash held by Evolent on behalf of partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.
(4) Represents restricted cash required as part of our capital only reinsurance agreement to provide balance sheet support to NMHC. There is no transfer of underwriting risk to Evolent and we are not at risk for any cash payments on behalf of NMHC as part of the agreement. The reinsurance agreement is further discussed in Note 9. As of September 30, 2018, the full $10.0 million amount was invested in a money market fund. The amount invested in the money market fund is considered restricted cash and is carried at fair value, which approximates cost. As of December 31, 2017, the full $10.0 million amount was held in a FDIC participating bank account.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	As of September 30,		As of December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$221,837	$287,143	$238,433	$134,563
Restricted cash and restricted investments	45,722	16,932	65,685	40,416
Restricted investments included in
restricted cash and restricted investments	(712)	(8,150)	(8,755)	(4,950)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$266,847	$295,925	$295,363	$170,029

Notes Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $20.0 million in the form of an implementation funding loan (the “Implementation Loan”) under an agreement with a current customer entered during the year ended December 31, 2017. The Implementation Loan is expected to support implementation services to assist the customer in expanding its Medicaid membership. The Implementation Loan carries a fixed interest rate of 2.5% per annum and the terms of the agreement governing the Implementation Loan require it to be repaid in ten equal monthly installments of $2.0 million, plus accrued interest, during 2018. As of September 30, 2018, the outstanding principal balance of the Implementation Loan was $6.0 million, excluding approximately $0.1 million of accrued interest. As of December 31, 2017, the outstanding principal balance of the Implementation Loan was $20.0 million, excluding approximately $0.1 million of accrued interest.

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

Foreign Currency

The Company established an international subsidiary during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. We recorded a foreign currency translation loss of $0.1 million and $0.3 million on our Consolidated Statements of Operations for the three and nine months ended September 30, 2018, which resulted in an “Accumulated other comprehensive loss” of $0.3 million on our Consolidated Balance Sheet as of September 30, 2018.

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

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily third-party administration (“TPA”) services. Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers. Generally we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue for platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

Principal vs Agent

We occasionally use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract by contract basis. We are an agent when our role is to arrange for another entity to provide the services to the customer. In these instances, we do not control the service before it is provided and recognize revenue on a net basis. We are the principal when we control the good or service prior to transferring control to the customer. We recognize revenue on a gross basis when we are the principal in the arrangement.

In accordance with the requirements under ASU 2014-09, the impact of adoption to our consolidated financial statements was as follows. See Note 5 for additional disclosures regarding Evolent's contracts with customers.

Condensed Consolidated Statements of Operations
(unaudited, in thousands)
	For the Three Months Ended September 30, 2018
		Amounts without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Revenue
Transformation services	$9,230	$9,556	$(326)
Platform and operations services	118,094	117,942	152

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented separately below)	73,967	77,409	(3,442)
Selling, general and administrative expenses	59,566	59,676	(110)
Income (loss) before income taxes and non-controlling interests	(12,420)	(15,798)	3,378

	For the Nine Months Ended September 30, 2018
		Amounts without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Revenue
Transformation services	$23,950	$25,272	$(1,322)
Platform and operations services	341,258	339,485	1,773

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented separately below)	214,945	218,786	(3,841)
Selling, general and administrative expenses	172,495	173,644	(1,149)
Income (loss) before income taxes and non-controlling interests	(36,622)	(42,063)	5,441

Condensed Consolidated Balance Sheets
(unaudited, in thousands)
	As of September 30, 2018
		Balances without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Assets
Accounts receivable, net	$60,054	$57,848	$2,206
Contract assets (current)	3,705	—	3,705
Contract assets (noncurrent)	1,000	—	1,000
Contract cost assets	14,252	—	14,252

Liabilities and Shareholders' Equity (Deficit)

Liabilities
Deferred revenue	$22,360	$24,100	$(1,740)
Other long-term liabilities	10,885	10,746	139

Shareholders' Equity (Deficit)
Retained earnings (accumulated deficit)	66,696	44,580	22,116
Non-controlling interests	10,008	9,361	647

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

A significant portion of the Company’s restricted cash consists of cash held on behalf of partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. Under the previous standard, there was no net impact to the statement of cash flows related to these amounts as the changes in accounts payable and accounts receivable were offset by the change in restricted cash. Upon adoption of ASU 2016-18, the change in restricted cash held on behalf of partners for claims processing would no longer net to zero, thereby potentially having a significant impact on cash flows from operations period over period. Given the pass-through nature of these claim payments, the change in restricted cash held on behalf of partners for claims processing is presented within cash flows from financing activities on our statements of changes in cash flows.

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (in thousands):

	For the Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
Cash Flows from Investing Activities
Purchases and maturities of restricted investments	$—	$(3,200)	$(3,200)
Change in restricted cash and restricted investments	(2,164)	2,164	—
Net cash and restricted cash provided by
(used in) investing activities	17,003	(1,036)	15,967

Cash Flows from Financing Activities
Change in restricted cash held on behalf of
partners for claims processing	—	(25,648)	(25,648)
Net cash and restricted cash provided by
(used in) financing activities	169,570	(25,648)	143,922

Net increase (decrease) in cash and cash
equivalents and restricted cash	152,580	(26,684)	125,896
Cash and cash equivalents and
restricted cash as of beginning-of-period	134,563	35,466	170,029
Cash and cash equivalents and
restricted cash as of end-of-period	$287,143	$8,782	$295,925

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. The update expands the scope of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU specifies that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in the update also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We adopted the requirements of this standard effective July 1, 2018, and there was no impact to our financial condition and results of operations for the three and nine months ended September 30, 2018. Going forward, we do not expect the adoption to have a material impact on our financial condition or results of operations.

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

Future Adoption of New Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Services Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of adoption on our financial condition and results of operations.

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

The Company has formulated an implementation team that is currently engaged in the evaluation process. We intend to adopt the requirements of this standard effective January 1, 2019, using a modified retrospective approach. We expect to take advantage of the package of practical expedients permitted within the new standard. In July 2018, the FASB issued ASU 2018-11, which is intended to make targeted improvements to ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The requirements of ASU 2018-11 are effective on the same date as the requirements of ASU 2016-02. Pursuant to ASU 2018-11, the Company will apply the new standard at its adoption date rather than at the earliest comparative period presented in the financial statements and recognize a cumulative-effect adjustment to the opening balance of retaining earnings. We anticipate that this standard will result in a material increase in the assets and liabilities on our consolidated balance sheets; however, we do not believe adoption will have a material impact on our results of operations.

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

The Company commenced operations of the commercial health plan and began reporting the results of True Health as a new reportable segment during the first quarter of 2018. See Note 17 for further information about the Company’s segment reporting. At the time of the acquisition, the Company also entered into a managed services agreement (“MSA”) with NMHC to support its ongoing business. During the fourth quarter of 2017, the Company also entered into a reinsurance agreement with NMHC to provide balance sheet support. See Note 9 for further discussion of the reinsurance agreement. The MSA and reinsurance agreement were considered separate transactions and accounted for outside of the business combination. Therefore, there is no allocation of purchase price to these agreements at fair value.

The Company incurred approximately $1.2 million in transaction costs related to the NHMC transaction, materially all of which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations for the year ended December 31, 2017. The transaction was accounted for as a business combination using purchase accounting.

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

Identifiable intangible assets associated with customer relationships and provider network contracts will be amortized on a straight-line basis over their estimated useful lives of 15 and 5 years, respectively. The customer relationships represent existing contracts in place to provide health plan services to a number of large and small group customers throughout the state of New Mexico. The provider network contracts represent a network of hospitals and physicians to service the health plan customers. The fair value of the customer relationship intangible asset was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair value of the provider network intangible asset was primarily determined using the cost approach. The cost approach estimates the fair value for an asset based on the amount it would cost to replace the asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Goodwill associated with the acquisition of True Health is allocated entirely to the True Health segment. The goodwill is attributable primarily to the acquired workforce and expected cost synergies, none of which qualify for recognition as a separate intangible asset. Goodwill is considered an indefinite-lived asset. The transaction is an asset acquisition for tax purposes, and as such the tax-basis in the acquired assets is equal to the book-basis fair value calculated and is recorded at the True Health legal entity. Therefore, no opening balance sheet deferred tax liability was recorded.

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

Pro Forma Financial Information (Unaudited)

The unaudited pro forma Consolidated Statements of Operations presented below gives effect to the NMHC transaction as if it took place on January 1, 2017. The following pro forma information includes adjustments to:

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$149,947	$129,820	$433,959	$378,801
Net income (loss)	(12,555)	(11,320)	(36,651)	(65,113)
Net income (loss) attributable to non-controlling interests	(126)	(413)	(680)	(8,414)
Net income (loss) attributable to Evolent Health, Inc.	(12,429)	(10,907)	(35,971)	(56,699)

Net income (loss) per Common Share available to common shareholders
Basic	$(0.16)	$(0.16)	$(0.47)	$(0.93)
Diluted	(0.16)	(0.16)	(0.47)	(0.93)

Securities Offerings and Sales

Under an exchange agreement we entered into at the time of our IPO, we granted TPG, The Advisory Board Company (“The Advisory Board”) and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

March and June 2018 Private Sales

In March 2018, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock in a private sale (the “March 2018 Private Sale”). The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its outstanding shares of the Company’s Class B common stock and Class B units. The Company did not receive any proceeds from the March 2018 Private Sale. Subsequent to this Class B Exchange, in June 2018, The Advisory Board sold all of their remaining shares of the Company’s Class A common stock and no longer owns any shares of our Class A common stock.

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

Asset Acquisitions

Accordion Health, Inc.

On June 8, 2017, the Company entered into an agreement to acquire Accordion Health, Inc. (“Accordion”) for $3.2 million (the “Accordion Purchase Agreement”). Accordion provides technology that the Company believes enhances its risk-adjustment factor services to its partners. In addition to technology assets, the software development team from Accordion joined Evolent as full-time employees. Under the terms of the Accordion Purchase Agreement, members of the software development team will be eligible for an additional $0.8 million earn-out, contingent upon the completion of specified software development targets.

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

Disaggregation of Revenue

The following table represents Evolent’s Services segment revenue disaggregated by revenue type for the three and nine months ended September 30, 2018 (in thousands), excluding revenues from our True Health segment and from our downside risk sharing arrangements through our insurance subsidiary, which are accounted for under ASC 944, Financial Services-Insurance.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2018
Services Revenue
Transformation services	$9,230	$23,950
Platform and operations services	116,226	335,509

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term that is greater than one year, we have allocated approximately $125.0 million of transaction price to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2018. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 60% and 84% of these remaining performance obligations by December 31, 2019, and December 31, 2020, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of this revenue that we actually receive may be less than this estimate.

Contract Balances

Contract balances consist of accounts receivable, contract assets and deferred revenue. Contract assets are recorded when the right to consideration for services is conditional on something other than the passage of time. Contract assets relating to unbilled receivables are transferred to accounts receivable when the right to consideration becomes unconditional. We classify contract assets as current or noncurrent based on the timing of our rights to the unconditional payments. Our contract assets are generally classified as current and recorded within “Contract assets” on our consolidated balance sheets. Our current accounts receivable are classified within “Accounts receivable, net” on our consolidated balance sheets and our noncurrent accounts receivable are classified within “Prepaid expenses and other noncurrent assets” on our consolidated balance sheets.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of	As of
	September 30,	January 1,
	2018	2018
Short-term receivables (1)	$58,190	$47,131
Long-term receivables (1)	6,550	—
Short-term contract assets	3,705	3,710
Long-term contract assets	1,000	1,791
Short-term deferred revenue	22,360	26,147
Long-term deferred revenue	1,000	493
(1) Excludes pharmacy claims receivable and premiums receivable

During the nine months ended September 30, 2018, our contract asset balance decreased by $0.8 million, primarily as the right to the consideration became unconditional and the associated balance is reclassified to accounts receivable. During the nine months ended September 30, 2018, our deferred revenue decreased by $3.3 million, primarily as a result of the recognition of variable consideration estimate.

The amount of revenue recognized during the three and nine months ended September 30, 2018, from amounts included in deferred revenue at the beginning of the period was $3.7 million and $17.0 million, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2018 from performance obligations satisfied (or partially satisfied) in previous periods, due primarily to net gain share as well as other estimates, was $9.4 million and $11.5 million, respectively.

Contract Costs

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as noncurrent assets and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Selling, general and administrative expenses” on the accompanying consolidated statements of operations. As of September 30, 2018, the Company had $2.0 million of contract acquisition cost assets, net of accumulated amortization, and amortization expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as noncurrent and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Cost of revenue” on the accompanying consolidated statements of operations. As of September 30, 2018, the Company had $12.3 million of contract fulfillment cost assets, net of accumulated amortization, and amortization expense of $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.

The majority of the contract cost balance was recorded as part of the transition adjustment that was recorded upon implementation of ASC 606. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	September 30,	December 31,
	2018	2017
Computer hardware	$8,602	$5,667
Furniture and equipment	3,038	2,448
Internal-use software development costs	73,679	48,557
Leasehold improvements	9,638	8,708
Total property and equipment	94,957	65,380
Accumulated depreciation and amortization	(26,265)	(14,458)
Total property and equipment, net	$68,692	$50,922

The Company capitalized $7.0 million and $25.1 million of internal-use software development costs for the three and nine months ended September 30, 2018, respectively, and $8.4 million and $20.4 million for the three and nine months ended September 30, 2017, respectively. The net book value of capitalized internal-use software development costs was $58.7 million and $42.1 million as of September 30, 2018, and December 31, 2017, respectively.

Depreciation expense related to property and equipment was $4.3 million and $11.8 million for the three and nine months ended September 30, 2018, respectively, of which amortization expense related to capitalized internal-use software development costs was $3.1 million and $8.5 million, respectively. Depreciation expense related to property and equipment was $2.3 million and $6.0 million for the three and nine months ended September 30, 2017, respectively, of which amortization expense related to capitalized internal-use software development costs was $1.2 million and $2.8 million, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the nine months ended September 30, 2018. We will perform our annual impairment test as of October 31, 2018.

The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Nine Months Ended September 30, 2018
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$628,186	$—	$628,186
Goodwill Acquired (2)	1,234	5,826	7,060
Measurement period adjustments (2)	4	—	4
Foreign currency translation (2)	(162)	—	(162)
Balance as of end-of-period	$629,262	$5,826	$635,088

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

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of September 30, 2018
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	16.7	$19,000	$3,166	$15,834
Customer relationships (1)	19.5	208,719	25,550	183,169
Technology	2.4	55,933	27,264	28,669
Below market lease, net	4.3	4,097	2,918	1,179
Provider network contracts	4.3	2,300	345	1,955
Total		$290,049	$59,243	$230,806

(1) The increase in the gross carrying amount of the customer relationships intangible is attributable to $2.7 million of acquired customer relationships from the NMHC transaction and $2.5 million related the Vestica Healthcare LLC (“Vestica”) transaction. The Company acquired certain assets from Vestica in March 2016. The transaction included additional consideration of up to $4.0 million, which was being held in escrow and was recorded within “Prepaid expenses and other noncurrent assets” on our Consolidated Balance Sheets. In February 2018, the Company and Vestica reached an agreement to settle $3.5 million of the $4.0 million in escrow. Based on the terms of the settlement agreement, the Company reclassified the unamortized portion of the additional consideration from “Prepaid expenses and other noncurrent assets” into “Customer relationships” as of the settlement date. See Note 4 for further information about the NMHC transaction and see “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” of our 2017 Form 10-K for further information about the Vestica transaction.

	As of December 31, 2017
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	17.4	$19,000	$2,454	$16,546
Customer relationships	20.5	203,500	18,312	185,188
Technology	3.1	55,802	17,810	37,992
Below market lease, net	4.8	4,197	2,662	1,535
Total		$282,499	$41,238	$241,261

Amortization expense related to intangible assets was $6.1 million and $18.0 million for the three and nine months ended September 30, 2018, respectively, and $5.3 million and $15.0 million for the three and nine months ended September 30, 2017, respectively.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during nine months ended September 30, 2018, that would require an impairment test for our intangible assets.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three and nine months ended September 30, 2018 and 2017, the Company recorded approximately $0.6 million and $1.9 million, respectively, in interest expense and $0.2 million and $0.7 million, respectively, in non-cash interest expense related to the amortization of deferred financing costs.

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

Convertible Senior Notes Carrying Value

While the 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying value of $122.1 million as of September 30, 2018, the 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair value was $169.1 million, based on a traded price on September 28, 2018, a Level 2 input. The fair value as of December 31, 2017, was $120.4 million, based on a traded price on December 29, 2017, a Level 2 input. The 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	September 30,	December 31,
	2018	2017
Carrying value	$122,082	$121,394
Unamortized discount	2,918	3,606
Principal amount	$125,000	$125,000
Remaining amortization period (years)	3.2	3.9

9. Commitments and Contingencies

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of September 30, 2018, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with its equity-method investees that will require the Company to provide operating capital support in the form of equity financing of up to $2.6 million as of September 30, 2018, in accordance with the Company’s contribution agreements with its equity-method investees. These obligations are outside of Company’s control and payment could be requested during 2018. The Company did not have any contingent commitments to equity-method investees as of December 31, 2017.

Letter of Credit

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit is effective from September 30, 2017 through June 30, 2019, and carries a quarterly facility rental fee of 0.80% per annum on the amount of the outstanding balance. The letter of credit will terminate after June 30, 2019. The letter of credit is presented at the face amount plus accrued facility rental fee, less received payments. There was no outstanding balance related to this letter of credit as of September 30, 2018, or December 31, 2017.

Lease Commitments

The Company has entered into lease agreements for its primary office locations in Arlington, Virginia, Lisle, Illinois, Chicago, Illinois, Albuquerque, New Mexico and Pune, India. Certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. The Company also has several smaller leases in various locations within Texas and California. Total rental expense, net of sublease income, on operating leases was $3.3 million and $10.1 million for the three and nine months ended September 30, 2018, respectively, and $3.0 million and $8.0 million for the three and nine months ended September 30, 2017, respectively.

In connection with various lease agreements, the Company is required to maintain $3.7 million in letters of credit and, as such, held $3.7 million in restricted cash and restricted investments as collateral for the letters of credit as of September 30, 2018.

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

Registration Rights Agreement

We entered into a registration rights agreement with The Advisory Board, the University of Pittsburgh Medical Center (“UPMC”), TPG and another investor to register for sale under the Securities Act of 1933, as amended, shares of our Class A common stock, including those delivered in exchange for Class B common stock and Class B common units. Subject to certain conditions and limitations, this agreement provides these investors with certain demand, piggyback and shelf registration rights. The registration rights granted under the registration rights agreement will terminate upon the date the holders of shares that are a party thereto no longer hold any such shares that are entitled to registration rights. Pursuant to our contractual obligations under this agreement, we filed a registration statement on Form S-3 with the SEC on July 28, 2016, which was declared effective on August 12, 2016.

Pursuant to certain terms of the registration rights agreement, certain Investor Stockholders sold 19.7 million shares of the Company’s Class A common stock during the 2017 Secondary Offerings, as discussed in Note 4. The Company incurred $0.3 million and $1.5 million in expenses related to the 2017 Secondary Offerings for the three and nine months ended September 30, 2017, pursuant to the terms of the registration rights agreement. The expenses were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations. We did not incur any expenses related to secondary offerings or other sales of shares by our Investor Stockholders for the three and nine months ended September 30, 2018.

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

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $22.0 million as of September 30, 2018, to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

Reinsurance Agreement

During the fourth quarter of 2017, the Company entered into a 15-month, $10.0 million capital-only reinsurance agreement with NMHC, expiring on December 31, 2018. The purpose of the capital-only reinsurance is to provide balance sheet support to NMHC. There is no uncertainty to the outcome of the agreement as there is no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health is at risk for any cash payments on behalf of NMHC. As a result, this agreement does not qualify for reinsurance accounting. The Company will record a quarterly fee of approximately $0.2 million as non-operating income on its consolidated statements of operations and will maintain $10.0 million in restricted cash and restricted investments on its consolidated balance sheets for the duration of the reinsurance agreement.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2018, approximately 72.3% of our $266.8 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 27.4% were held in money market funds and less than 1.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	September 30,	December 31,
	2018	2017
Customer B	*	11.8%
Customer C	16.2%	32.1%
Customer D	*	16.5%

* Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Customer A	18.8%	19.0%	18.9%	18.5%
Customer B	*	*	*	10.0%

* Represents less than 10.0% of the respective balance

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(12,555)	$(13,129)	$(36,651)	$(55,977)
Less:
Net income (loss) attributable to non-controlling interests	(126)	(541)	(680)	(8,471)
Net income (loss) available for common shareholders (1) (2)	$(12,429)	$(12,588)	$(35,971)	$(47,506)

Weighted-average common shares outstanding (2) (3)	77,999	70,328	76,871	60,867

Earnings (Loss) per Common Share
Basic	$(0.16)	$(0.18)	$(0.47)	$(0.78)
Diluted	(0.16)	(0.18)	(0.47)	(0.78)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Exchangeable Class B common stock	766	2,654	1,251	8,846
Restricted stock units ("RSUs")	1,197	577	923	557
Stock options and performance-based stock options	2,698	2,976	2,486	3,031
Convertible senior notes	5,201	5,201	5,201	5,201
Total	9,862	11,408	9,861	17,635

11. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Award Type
Stock options	$2,139	$4,291	$7,009	$12,452
Performance-based stock options	113	113	334	335
RSUs	1,795	1,304	5,217	3,385
Total	$4,047	$5,708	$12,560	$16,172

Line Item
Cost of revenue	$376	$401	$1,130	$1,143
Selling, general and
administrative expenses	3,671	5,307	11,430	15,029
Total	$4,047	$5,708	$12,560	$16,172

No stock-based compensation in the totals above was capitalized as software development costs for the three and nine months ended September 30, 2018 and 2017, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	3	84	1,054	961
RSUs	18	37	857	461

12. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $0.1 million and less than $0.1 million in income tax expense for the three and nine months ended September 30, 2018, respectively, which resulted in effective tax rates of (0.9)% and (0.1)%, respectively. The Company recorded $1.7 million and $2.0 million in income tax benefit for the three and nine months ended September 30, 2017, respectively, which resulted in effective tax rates of 11.6% and 3.5%, respectively. The income tax benefit recorded during the three and nine months ended September 30, 2018, primarily relates to the change in indefinite-lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. With the exception of these components, the Company continues to record a valuation allowance against the net deferred tax assets. As a result of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, and subsequent state jurisdictions conforming to certain provisions of the Tax Act with respect to the indefinite carryforward period and 80% taxable income limitation on NOLs arising after December 31, 2017, these components of the deferred tax liabilities are comprised of the entire nonconforming state indefinite-lived components and those outside of the NOL carryforward period and a portion of our federal and conforming states components that could not be used as a source of income. As of December 31, 2017, the Company had recorded a provisional estimate of the financial statement impact of the Tax Act in accordance with SEC Staff Accounting Bulletin No. 118. During the three and nine months ended September 30, 2018, the change in the initial provisional estimates is immaterial. The Company will continue to evaluate any further adjustments necessary through 2018.

As a result of the increase in our ownership of Evolent Health LLC following the March 2018 Private Sale discussed in Note 4 above, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by approximately $0.9 million for the nine months ended September 30, 2018. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

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

As of December 31, 2017, the Company had unrecognized tax benefits of $0.8 million that, if recognized, would not affect the effective tax rate. As of September 30, 2018, the Company has released all unrecognized tax benefits due to the filing of a federal income tax automatic accounting method change application. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

13. Investments In and Advances to Equity Method Investees

The Company has entered into joint venture agreements with various entities. As of September 30, 2018, the Company’s economic and voting interests in these entities ranged between 4% and 40%. As of December 31, 2017, the Company’s economic interests in these entities ranged between 26% and 40% and voting interests ranged between 27% and 40%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.4 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenues related to these services agreements was $5.1 million and $5.9 million for the three and nine months ended September 30, 2018, respectively, and less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2018, and December 31, 2017, we owned 99.0% and 96.6% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of the March 2018 Private Sale, August 2017 Primary and 2017 Secondary Offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-controlling interests as of beginning-of-period	$10,148	$34,680	$35,427	$209,588
Cumulative-effect adjustment from adoption of new accounting principle	—	—	594	—
Decrease in non-controlling interests as a result of Class B Exchanges	—	—	(25,334)	(168,883)
Reclassification of non-controlling interests	(14)	1,793	1	3,698
Net income (loss) attributable to non-controlling interests	(126)	(541)	(680)	(8,471)
Non-controlling interests as of end-of-period	$10,008	$35,932	$10,008	$35,932

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$41,186	$—	$—	$41,186
Restricted cash and restricted investments (1)	32,028	—	—	32,028
Total	$73,214	$—	$—	$73,214

Liabilities
Contingent consideration (2)	—	—	8,300	8,300

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$60,535	$—	$—	$60,535
Restricted cash and restricted investments (1)	16,575	—	—	16,575
Total	$77,110	$—	$—	$77,110

Liabilities
Contingent consideration (2)	—	—	8,700	8,700
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of September 30, 2018, and December 31, 2017, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the University Health Care, Inc. d/b/a Passport Health Plan (“Passport”) acquisition as described below.
The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and nine month periods ended September 30, 2018 and 2017, respectively.
In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The strategic alliance with Passport includes a provision for additional equity consideration contingent upon the Company obtaining new third-party Medicaid business in future periods. The contingent consideration of $8.3 million and $8.7 million is a mark-to-market liability recorded within “Other long-term liabilities” on our Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017. We recorded a re-measurement loss of approximately $0.1 million for the three months ended September 30, 2018, and a re-measurement gain of approximately $0.4 million for the nine months ended September 30, 2018, and re-measurement losses of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, based on changes in the underlying assumptions of the fair value calculation. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurement of the Passport contingent consideration are the five-year risk-adjusted recurring revenue compound annual growth rate (“CAGR”) and the applicable discount rate. A significant increase in the assumed five-year risk-adjusted recurring revenue CAGR projection or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as of beginning-of-period	$8,200	$8,500	$8,700	$8,300
Realized and unrealized (gains) losses, net	100	100	(400)	300
Balance as of end-of-period	$8,300	$8,600	$8,300	$8,600

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

As of September 30, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration (1)	$8,300	Real options approach	Risk-adjusted recurring revenue CAGR	112.7%	(2)
			Discount rate/time value	3.8% - 4.5%
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

As discussed in Note 13, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to these services agreements was $5.1 million and $5.9 million for the three and nine months ended September 30, 2018, respectively, and less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.

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

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Transformation services	$5,332	$352	$6,112	$597
Platform and operations services	12,180	9,411	27,072	24,764
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	2,390	5,299	6,842	17,382
Selling, general and administrative expenses	241	514	620	1,038

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

Adjusted Revenue and Adjusted EBITDA are segment performance financial measures that offer a useful view of the overall operation of our businesses and may be different than similarly-titled segment performance financial measures used by other companies. Adjusted Revenue is defined as the sum of Adjusted Services Revenue and True Health premiums revenue less intersegment eliminations. Adjusted Services Revenue is defined as Services revenue adjusted to exclude the impact of purchase accounting adjustments. Adjusted Services Revenue consists of Adjusted Transformation Services Revenue and Adjusted Platform

and Operations Services Revenue, which are defined as transformation services revenue and platform and operations services revenue, respectively, before the effect of intersegment eliminations and adjusted to exclude the impact of purchase accounting adjustments. The company’s Adjusted Services Revenue for the nine months ended September 30, 2018, includes a $4.5 million adjustment related to revenue that was contracted for prior to 2018 and that was properly excluded from revenue in our 2017 results under the revenue recognition rules then in effect under ASC 605. On January 1, 2018, we adopted the new revenue recognition rules under ASC 606 using the modified retrospective method, which required us to include this $4.5 million as part of the cumulative transition adjustment to beginning retained earnings as of January 1, 2018. Under ASC 605, and based on proportionate performance revenue recognition, we would have recognized an additional $4.5 million in revenue during 2018, primarily within our Adjusted Transformation Services Revenue. The Company has therefore included this revenue, and related profit, in its adjusted results for the nine months ended September 30, 2018, as they had not been previously reported prior to 2018 and the contracts are expected to be completed within 2018. This is a one-time adjustment and it will not reoccur in future periods.

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as EBITDA (net income (loss) attributable to Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude changes in fair value of contingent consideration and indemnification assets, income (loss) from equity method investees, other income (expense), net, net (income) loss attributable to non-controlling interests, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, transaction costs related to acquisitions and business combinations and other one-time adjustments (which for the nine months ended September 30, 2018, includes the ASC 606 transition adjustment described above). When Adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income (loss) attributable to Evolent Health, Inc.

Management considers Adjusted Revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

			Intersegment
	Services	True Health (1)	Eliminations	Consolidated
Adjusted Revenue
Three Months Ended September 30, 2018
Services:
Adjusted Transformation Services	$9,230	$—	$—	$9,230
Adjusted Platform and Operations Services	121,845	—	(3,537)	118,308
Adjusted Services Revenue	131,075	—	(3,537)	127,538
True Health:
Premiums	—	22,829	(206)	22,623
Adjusted Revenue	131,075	22,829	(3,743)	150,161
Purchase accounting adjustments (2)	(214)	—	—	(214)
Total revenue	$130,861	$22,829	$(3,743)	$149,947

Three Months Ended September 30, 2017
Services:
Adjusted Transformation Services	$8,204	$—	$—	$8,204
Adjusted Platform and Operations Services	100,157	—	—	100,157
Adjusted Services Revenue	108,361	—	—	108,361
Adjusted Revenue	108,361	—	—	108,361
Purchase accounting adjustments (2)	(449)	—	—	(449)
Total revenue	$107,912	$—	$—	$107,912

			Segments
	Services	True Health (1)	Total
Three Months Ended September 30, 2018
Adjusted EBITDA	$4,065	$732	$4,797

Three Months Ended September 30, 2017
Adjusted EBITDA	$2,648	$—	$2,648

(1)	The True Health segment was created in January 2018.

(2)
Purchase accounting adjustments pertain to Adjusted Platform and Operations Services Revenue. There were no purchase accounting adjustments in relation to Adjusted Transformation Services Revenue or True Health premiums revenue.

			Intersegment
	Services	True Health (1)	Eliminations	Consolidated
Adjusted Revenue
Nine Months Ended September 30, 2018
Services:
Adjusted Transformation Services	$27,605	$—	$—	$27,605
Adjusted Platform and Operations Services	353,697	—	(10,949)	342,748
Adjusted Services Revenue	381,302	—	(10,949)	370,353
True Health:
Premiums	—	69,353	(602)	68,751
Adjusted Revenue	381,302	69,353	(11,551)	439,104
ASC 606 transition adjustment (2)	(4,498)	—	—	(4,498)
Purchase accounting adjustments (3)	(647)	—	—	(647)
Total revenue	$376,157	$69,353	$(11,551)	$433,959

Nine Months Ended September 30, 2017
Services:
Adjusted Transformation Services	$23,799	$—	$—	$23,799
Adjusted Platform and Operations Services	298,646	—	—	298,646
Adjusted Services Revenue	322,445	—	—	322,445
Adjusted Revenue	322,445	—	—	322,445
Purchase accounting adjustments (3)	(1,224)	—	—	(1,224)
Total revenue	$321,221	$—	$—	$321,221

			Segments
	Services	True Health (1)	Total
Nine Months Ended September 30, 2018
Adjusted EBITDA	$16,674	$921	$17,595

Nine Months Ended September 30, 2017
Adjusted EBITDA	$(5,689)	$—	$(5,689)

(1)	The True Health segment was created in January 2018.

(2)	Adjustment to Adjusted Transformation Services Revenue was approximately $3.7 million and the adjustment to Adjusted Platform and Operations Services Revenue was approximately $0.8 million.

(3)
Purchase accounting adjustments pertain to Adjusted Platform and Operations Services Revenue. There were no purchase accounting adjustments in relation to Adjusted Transformation Services Revenue or True Health premiums revenue.

The following table presents our reconciliation of segments total Adjusted EBITDA to net income (loss) attributable to Evolent Health, Inc. (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income (Loss) Attributable to
Evolent Health, Inc.	$(12,429)	$(12,588)	$(35,971)	$(47,506)
Less:
Interest income	968	411	2,918	813
Interest expense	(853)	(880)	(2,561)	(2,781)
(Provision) benefit for income taxes	(135)	1,714	(29)	2,009
Depreciation and amortization expenses	(10,352)	(7,717)	(29,882)	(21,236)
Income (loss) from equity method investees	(1,381)	(369)	(2,787)	(1,446)
Change in fair value of contingent
consideration and indemnification asset	(100)	(100)	1,404	(300)
Other income (expense), net	(124)	15	(64)	21
Net (income) loss attributable to
non-controlling interests	126	541	680	8,471
ASC 606 transition adjustments	—	—	(4,498)	—
Purchase accounting adjustments	(214)	(449)	(647)	(1,224)
Stock-based compensation expense	(4,047)	(5,708)	(12,560)	(16,172)
Severance costs	—	—	(1,489)	—
Amortization of contract cost assets	(658)	—	(1,797)	—
Transaction costs	(456)	(2,694)	(2,254)	(9,972)
Adjusted EBITDA	$4,797	$2,648	$17,595	$(5,689)

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

18. True Health Claims Reserves

Claims reserves for the True Health segment reflect estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.

The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability is primarily calculated using "completion factors" developed by comparing the claim incurred date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products.

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

Activity in claims reserves was as follows (in thousands):

For the Nine
Months Ended
September 30,
2018
Incurred costs related to current period	$52,169
Paid costs related to current period	41,831
Change during the period	10,338
Beginning balance	—
Ending balance	$10,338

19. Supplemental Cash Flow Information

The following represents supplemental disclosure of non-cash investing and financing information (in thousands):

	For the Nine
	Months Ended
	September 30,
	2018	2017
Accrued property and equipment purchases	$501	$83
Increase to goodwill from measurement period adjustments
related to business combinations	4	1,766
Decrease in accrued financing costs related to 2021 Notes	—	196
Consideration for asset acquisitions or business combinations	500	—
Settlement of escrow related to asset acquisition	2,519	—
Settlement of indemnification asset	1,004	—
Tax benefit related to Accordion intangible technology	—	2,042

Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	25,334	168,883
Decrease in deferred tax liability as a result of securities offerings	908	12,992

20. Subsequent Events

Acquisition of New Century Health

On October 1, 2018, the Company completed its previously announced acquisition of New Century Health. The closing merger consideration, net of cash on hand and certain closing adjustments, was $221.6 million, based on the closing price of Evolent’s Class A common stock on the New York Stock Exchange on October 1, 2018, and consisted of 3.1 million shares of Evolent Class B common stock, an equal number of Evolent Health LLC Class B units and $117.2 million in cash. The shares issued at closing represent 3.8% of the Company’s issued and outstanding Class A common stock and Class B common stock after the transaction. The purchase price of $221.6 million includes an earn-out potential of up to $20.0 million, payable in cash and Evolent Class B common stock, subject to the satisfaction of certain conditions related to the operating results of New Century Health in 2019. Shares to be issued in relation to the earn-out are limited to 1.0 million shares of Evolent’s Class B common stock, with full payment expected to be made during the first quarter of 2020. The shares at closing were, and the shares for the earn-out, if any, will be issued in transactions exempt from registration under the Securities Act of 1933, as amended.

Convertible debt issuance

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes were issued at par for net proceeds, excluding expenses, of $167.3 million. We incurred $5.2 million of debt issuance costs in connection with the 2025 Notes, which will be amortized to non-cash interest expense over the contractual term of the 2025 Notes. The closing of the private placement of $150.0 million aggregate principal amount of the 2025 Notes occurred on October 22, 2018, and the initial purchasers completed the exercise in full of their option to purchase an additional $22.5 million aggregate principal amount of the 2025 Notes on October 24, 2018. The Company loaned the net proceeds to Evolent Health LLC, which intends to use the net proceeds for working capital and other general corporate purposes.

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

Prior to the close of business on the business day immediately preceding April 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions, as described in the indenture, dated as of October 22, 2018 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. On or after April 15, 2025, until the close of business on the business day immediately preceding the maturity date, holders may convert, at their option, all or any portion of their notes at the conversion rate at any time irrespective of any conditions.

The 2025 Notes will be convertible at an initial conversion rate of 29.9135 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $33.43 per share of the Company’s Class A common stock. In the aggregate, the 2025 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole fundamental change or a notice of redemption as described in the Indenture). The conversion rate may be adjusted under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

Holders of the 2025 Notes may require the Company to repurchase all or part of their notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company may not redeem the 2025 Notes prior to October 20, 2022. The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after October 20, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Transactions

Convertible debt issuance

In October 2018, the Company issued the 2025 Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes were issued at par for net proceeds, excluding expenses, of $167.3 million. We incurred $5.2 million of debt issuance costs in connection with the 2025 Notes, which will be amortized to non-cash interest expense over the contractual term of the 2025 Notes. The closing of the private placement of $150.0 million aggregate principal amount of the 2025 Notes occurred on October 22, 2018, and the initial purchasers completed the exercise in full of their option to purchase an additional $22.5 million aggregate principal amount of the 2025 Notes on October 24, 2018. The Company loaned the net proceeds to Evolent Health LLC, which intends to use the net proceeds for working capital and other general corporate purposes.

Acquisition of New Century Health

On October 1, 2018, the Company completed its previously announced acquisition of New Century Health. The closing merger consideration, net of cash on hand and certain closing adjustments, was $221.6 million, based on the closing price of Evolent’s Class A common stock on the New York Stock Exchange on October 1, 2018, and consisted of 3.1 million shares of Evolent Class B common stock, an equal number of Evolent Health LLC Class B units and $117.2 million in cash. The shares issued at closing represent 3.8% of the Company’s issued and outstanding Class A common stock and Class B common stock after the transaction. The purchase price of $221.6 million includes an earn-out potential of up to $20.0 million, payable in cash and Evolent Class B common stock, subject to the satisfaction of certain conditions related to the operating results of New Century Health in 2019. Shares to be issued in relation to the earn-out are limited to 1.0 million shares of Evolent’s Class B common stock, with full payment expected to be made during the first quarter of 2020. The shares at closing were and the shares for the earn-out, if any, will be issued in transactions exempt from registration under the Securities Act of 1933, as amended.

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

March and June 2018 Private Sales

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

In the March 2018 Private Sale, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock. The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its remaining shares of the Company’s Class B common stock and Class B units. The Company did not receive any proceeds from the March 2018 Private Sale. Subsequent to this Class B Exchange, in June 2018, The Advisory Board sold all of their remaining shares of the Company’s Class A common stock and no longer owns any shares of our Class A common stock.

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

As of September 30, 2018, our Services business had over 30 operating partners, and a significant portion of our revenue is concentrated with several partners. Our largest partner, Passport, comprised 18.9% of our revenue for the nine months ended September 30, 2018.

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

The following table summarizes the impact of the change in accounting principle to the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 (in thousands):

	For the Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
Cash Flows from Investing Activities
Purchases and maturities of restricted investments	$—	$(3,200)	$(3,200)
Change in restricted cash and restricted investments	(2,164)	2,164	—
Net cash and restricted cash provided by
(used in) investing activities	17,003	(1,036)	15,967

Cash Flows from Financing Activities
Change in restricted cash held on behalf of
partners for claims processing	—	(25,648)	(25,648)
Net cash and restricted cash provided by
(used in) financing activities	169,570	(25,648)	143,922

Net increase (decrease) in cash and cash
equivalents and restricted cash	152,580	(26,684)	125,896
Cash and cash equivalents and
restricted cash as of beginning-of-period	134,563	35,466	170,029
Cash and cash equivalents and
restricted cash as of end-of-period	$287,143	$8,782	$295,925

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of employee-related expenses (including compensation, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, claims processing services, technology infrastructure, clinical program development and data analytics.

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

Evolent Health, Inc. Consolidated Results

	For the Three				For the Nine
	Months Ended		Change Over		Months Ended		Change Over
	September 30,		Prior Period		September 30,		Prior Period
(in thousands)	2018	2017	$	%	2018	2017	$	%
Revenue
Services:
Transformation services	$9,230	$8,204	$1,026	12.5%	$23,950	$23,799	$151	0.6%
Platform and operations services	118,094	99,708	18,386	18.4%	341,258	297,422	43,836	14.7%
Total Services	127,324	107,912	19,412	18.0%	365,208	321,221	43,987	13.7%
True Health:
Premiums	22,623	—	22,623	—%	68,751	—	68,751	—%
Total revenue	149,947	107,912	42,035	39.0%	433,959	321,221	112,738	35.1%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	73,967	68,281	5,686	8.3%	214,945	203,804	11,141	5.5%
Claims expenses	16,992	—	16,992	—%	52,169	—	52,169	—%
Selling, general and
administrative expenses	59,566	45,834	13,732	30.0%	172,495	150,474	22,021	14.6%
Depreciation and amortization expenses	10,352	7,717	2,635	34.1%	29,882	21,236	8,646	40.7%
Change in fair value of contingent
consideration and indemnification asset	100	100	—	—%	(1,404)	300	(1,704)	N/A
Total operating expenses	160,977	121,932	39,045	32.0%	468,087	375,814	92,273	24.6%
Operating income (loss)	$(11,030)	$(14,020)	$2,990	21.3%	$(34,128)	$(54,593)	$20,465	37.5%

Transformation services revenue as
a % of total revenue	6.2%	7.6%			5.5%	7.4%
Platform and operations services
revenue as a % of total revenue	78.8%	92.4%			78.6%	92.6%
Premiums as a
% of total revenue	15.1%	—%			15.8%	—%
Cost of revenue as a %
of total revenue	49.3%	63.3%			49.5%	63.4%
Claims expenses as a
% of premiums	75.1%	—%			75.9%	—%
Selling, general and administrative
expenses as a % of total revenue	39.7%	42.5%			39.7%	46.8%

Comparison of the Operating Results for the Three Months Ended September 30, 2018 to 2017

Revenue

Total revenue increased by $42.0 million, or 39.0%, to $149.9 million for the three months ended September 30, 2018, as compared to the same period in 2017.

Transformation services revenue increased by $1.0 million, or 12.5%, to $9.2 million for the three months ended September 30, 2018, as compared to the same period in 2017, due primarily to implementation efforts associated with new Medicaid managed care contracts. Overall, our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to decrease as a percentage of total revenue. Transformation services revenue accounted for 6.2% and 7.6% of our total revenue for the three months ended September 30, 2018, and 2017, respectively.

Platform and operations services revenue accounted for 78.8% and 92.4% of our total revenue for the three months ended September 30, 2018 and 2017, respectively. Platform and operations services revenue increased by $18.4 million, or 18.4%, to $118.1 million for the three months ended September 30, 2018, as compared to the same period in 2017, primarily as a result of an increase in our average PMPM fee, an aggregate enrollment growth of 16.4% in lives on platform and net gain share. We ended the quarter with over 30 operating partners compared to over 25 as of September 30, 2017.

Premiums accounted for $22.6 million, or 15.1% of our total revenue for the three months ended September 30, 2018. Total revenue for the three months ended September 30, 2017, did not include any revenue from premiums as we did not own a health plan prior to January 2, 2018.

Cost of Revenue

Cost of revenue increased by $5.7 million, or 8.3%, to $74.0 million for the three months ended September 30, 2018, as compared to the same period in 2017. Cost of revenue increased period over period as a result of business combinations completed during the first quarter of 2018. We incurred additional personnel costs of $1.4 million to support our growing customer base and service offerings. Our professional fees decreased by $1.3 million, due to the nature and timing of our projects. Additionally, our technology services, TPA fees and other costs increased by $5.6 million period over period. The increase is attributable to costs to support our growth. Approximately $0.4 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2018 and 2017. Cost of revenue represented 49.3% and 63.3% of total revenue for the three months ended September 30, 2018 and 2017, respectively. Our cost of revenue decreased as a percentage of our total revenue and we expect this trend to continue going forward.

Claims Expenses

Claims expenses attributable to our True Health segment were $17.0 million for the three months ended September 30, 2018, as compared to zero for the same period of the prior year, and consisted of claims paid during the period and the change in reserve for incurred but unreported claims. Claims expenses represented 75.1% of premiums for the three months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $13.7 million, or 30.0%, to $59.6 million for the three months ended September 30, 2018, as compared to the same period in 2017. Approximately $1.1 million of the increase in selling, general and administrative expenses was attributable to premium tax and other assessments. These expenses were incurred during the three months ended September 30, 2018, but were not incurred during the same period in 2017. During the three months ended September 30, 2018, we also incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed during the first quarter of 2018. Technology costs, personnel costs, legal fees, professional fees, lease costs and other costs related to our growth increased by $2.6 million, $4.1 million, $0.7 million, $4.1 million, $0.3 million and $0.9 million, respectively, period over period, as a result of the growing customer base and service offerings. Approximately $3.7 million and $5.3 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. One-time transaction, transition and severance costs accounted for approximately $0.5 million of total selling, general and administrative expenses for the three months ended September 30, 2018 and 2017. Selling, general and administrative expenses represented 39.7% and 42.5% of total revenue for the three months ended September 30, 2018 and 2017, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.6 million, or 34.1%, to $10.4 million for the three months ended September 30, 2018, as compared to the same period in 2017. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the third quarter of 2017 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Change in fair value of contingent consideration and indemnification asset

We recorded a loss from change in fair value of contingent consideration and indemnification asset of $0.1 million for the three months ended September 30, 2018, as compared to a loss of $0.1 million for the same period in 2017. This variance is the result of a change in the fair value of a mark-to-market contingent liability, which were acquired as a result of business combinations during 2016. The indemnification asset was settled during the second quarter of 2018. See “Part I - Item 1. Financial Statements - Note 15” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Comparison of the Operating Results for the Nine Months Ended September 30, 2018 to 2017

Revenue

Total revenue increased by $112.7 million, or 35.1%, to $434.0 million for the nine months ended September 30, 2018, as compared to the same period in 2017.

Transformation services revenue increased by $0.2 million, or 0.6%, to $24.0 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect transformation services revenue to continue to decrease as a percentage of total revenue. Transformation services revenue accounted for 5.5% and 7.4% of our total revenue for the nine months ended September 30, 2018, and 2017, respectively.

Platform and operations services revenue accounted for 78.6% and 92.6% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively. Platform and operations services revenue increased by $43.8 million, or 14.7%, to $341.3 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily as a result of an increase in our average PMPM fee, an aggregate enrollment growth of 16.4% in lives on platform and net gain share. We ended the quarter with over 30 operating partners compared to over 25 as of September 30, 2017.

Premiums accounted for $68.8 million, or 15.8% of our total revenue for the nine months ended September 30, 2018. Total revenue for the nine months ended September 30, 2017, did not include any revenue from premiums as we did not own a health plan prior to January 2, 2018.

Cost of Revenue

Cost of revenue increased by $11.1 million, or 5.5%, to $214.9 million for the nine months ended September 30, 2018, as compared to the same period in 2017. Cost of revenue increased period over period as a result of business combinations completed during the first quarter of 2018. We incurred additional personnel costs of $13.7 million to support our growing customer base and service offerings. Our professional fees decreased by $8.3 million, due to the nature and timing of our projects. Additionally, our technology services, TPA fees and other costs increased by $5.8 million period over period. The increase is attributable to costs to support our growth. Approximately $1.1 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2018 and 2017. Cost of revenue represented 49.5% and 63.4% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. Our cost of revenue decreased as a percentage of our total revenue and we expect this trend to continue going forward.

Claims Expenses

Claims expenses attributable to our True Health segment were $52.2 million for the nine months ended September 30, 2018, as compared to zero for the same period of the prior year, and consisted of claims paid during the period and the change in reserve for incurred but unreported claims. Claims expenses represented 75.9% of premiums for the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.0 million, or 14.6%, to $172.5 million for the nine months ended September 30, 2018, as compared to the same period in 2017. Approximately $3.8 million of the increase in selling, general and administrative expenses was attributable to premium tax and other assessments. These expenses were incurred during the nine months ended September 30, 2018, but were not incurred during the same period in 2017. During the nine months ended September 30, 2018, we also incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed during the first quarter of 2018. Technology costs, personnel costs, professional fees, lease costs and other costs related to our growth increased by $5.4 million, $5.7 million, $3.6 million, $1.8 million and $2.7 million, respectively, period over period, as a result of the growing customer base and service offerings. These amounts were offset by a decrease in legal fees of $1.0 million, period over period. Approximately $11.4 million and $15.0 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. One-time transaction, transition and severance costs accounted for approximately $3.2 million and $5.6 million of total selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017, respectively. Selling, general and administrative expenses represented 39.7% and 46.8% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $8.6 million, or 40.7%, to $29.9 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during 2017 and 2018 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Change in fair value of contingent consideration and indemnification asset

We recorded a gain from change in fair value of contingent consideration and indemnification asset of $1.4 million for the nine months ended September 30, 2018, as compared to a loss of $0.3 million for the same period in 2017. This variance is the result of changes in the fair values of a mark-to-market contingent liability and a mark-to-market indemnification asset, both of which were acquired as a result of business combinations during 2016. The indemnification asset was settled during the second quarter of 2018. See “Part I - Item 1. Financial Statements - Note 15” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the Implementation Loan. We recorded interest income of $1.0 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2017, respectively. Interest income increased for the three and nine month periods ended September 30, 2018, as compared to the same periods in 2017 as a result of additional interest income generated from cash received from the August 2017 Primary Offering, the Implementation Loan and the capital-only reinsurance agreement with NMHC.

Interest expense

Our interest expense is primarily attributable to the 2021 Notes, which the Company issued in December 2016. Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $0.9 million and $2.6 million related to our 2021 Notes for the three and nine months ended September 30, 2018 and 2017, respectively. See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for further details of our convertible debt offering.

Income (loss) from equity method investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.4 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, respectively. The equity method investments are further discussed at “Part I - Item 1. Financial Statements - Note 13” in this Form 10-Q.

Provision (benefit) for income taxes

The Company recorded $0.1 million and less than $0.1 million in income tax expense for the three and nine months ended September 30, 2018, which resulted in effective tax rates of (0.9)% and (0.1)%, respectively. The Company recorded $1.7 million and $2.0 million in income tax benefit for the three and nine months ended September 30, 2017, which resulted in effective tax rates of 11.6% and 3.5%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. In addition, the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite-lived components and components expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As discussed in “Part I - Item 1. Financial Statements - Note 4” in this Form 10-Q, pursuant to the March 2018 Private Sale, the Company increased its ownership in Evolent Health LLC from 96.6% to 98.9% immediately following the March 2018 Private Sale. As a result, the Company reduced the indefinite portion of the deferred tax liability related to the book basis compared to the tax basis in our partnership interest in Evolent Health LLC by $0.9 million for the nine months ended September 30, 2018. The effect of this change in the deferred tax liability was recorded as additional paid-in capital.

During the three and nine months ended September 30, 2018, management examined all sources of taxable income that may be available for the realization of its net deferred tax assets. Given the Company’s cumulative loss position, management concluded that there are no current sources of taxable income and we are currently reflecting a full valuation allowance in our financial statements recorded against our net deferred tax assets, with the exception of the full nonconforming states and a portion of the federal and conforming states indefinite-lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. As of September 30, 2018, the Company had $1.7 million of deferred tax liability that would not provide a source of income to recognize the deferred tax assets.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of September 30, 2018, we owned 99.0% of the economic rights of the results of operations of Evolent Health LLC and, therefore, eliminate the non-controlling interest from our results of operations. For the three and nine months ended September 30, 2018, our results reflect net losses of $0.1 million and $0.7 million, respectively, attributable to non-controlling interests, which represents 1.1% and 2.0% of the operating losses of Evolent Health LLC. For the three and nine months ended September 30, 2017, our results reflect net losses of $0.5 million and $8.5 million, respectively, attributable to non-controlling interests, which represents 3.9% and 15.5% of the operating losses of Evolent Health LLC. The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges in connection with the March 2018 Private Sale and the issuance of shares of Class A common stock in conjunction with option exercises and RSU vests since the prior period.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $34.1 million and $54.6 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash and restricted cash provided by operating activities was $4.3 million for the nine months ended September 30, 2018 and net cash and restricted cash used in operating activities was $34.0 million for the nine months ended September 30, 2017. As of September 30, 2018, the Company had $221.8 million of cash and cash equivalents and $45.7 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements”:

	For the Nine
	Months Ended
	September 30,
	2018	2017
Net cash and restricted cash provided by (used in) operating activities	$4,317	$(33,993)
Net cash and restricted cash provided by (used in) investing activities	(24,933)	15,967
Net cash and restricted cash provided by (used in) financing activities	(7,935)	143,922

Operating Activities

Cash flows provided by operating activities of $4.3 million for the nine months ended September 30, 2018, were due primarily to our net loss of $36.7 million, partially offset by non-cash items, including depreciation and amortization expenses of $29.9 million, stock-based compensation expense of $12.6 million and loss from equity-method investees of $2.8 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. A decrease in accrued compensation and employee benefits, combined with increases in accounts receivable, prepaid expenses and contract cost assets, contributed approximately $38.3 million to our cash outflows. Those cash outflows were offset by increases in accrued liabilities, accounts payable, claims reserves and other long-term liabilities of approximately $31.8 million.

Cash flows used in operating activities of $34.0 million for the nine months ended September 30, 2017, were due primarily to our net loss of $56.0 million, partially offset by non-cash items, including depreciation and amortization expenses of $21.2 million and stock-based compensation expense of $16.2 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued liabilities, accrued compensation and employee benefits and other long-term liabilities, combined with an increase in accounts receivable and prepaid expenses and other current and noncurrent assets, contributed approximately $30.7 million to our cash outflows. Those cash outflows were partially offset by increases in accounts payable and deferred revenue of approximately $15.4 million.

Investing Activities

Cash flows used in investing activities of $24.9 million for the nine months ended September 30, 2018, were primarily attributable to purchases of property and equipment of $29.1 million and cash paid for asset acquisitions, business combinations and equity method investments of $18.4 million. These cash outflows were partially offset by maturities of restricted investments of $8.0 million and a $14.0 million principal repayment of the Implementation Loan.

Cash flows provided by investing activities of $16.0 million for the nine months ended September 30, 2017, were due primarily to maturities of investments of $44.2 million, offset by purchases of property and equipment of $21.3 million, cash paid for an asset acquisition of $3.7 million and cash paid to purchase restricted investments of $3.2 million.

Financing Activities

Cash flows used in financing activities of approximately $7.9 million for the nine months ended September 30, 2018, were primarily related to a decrease of $17.3 million in the amount of restricted cash held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. This decrease was offset by approximately $9.4 million as a result of proceeds from stock options exercises, net of taxes withheld and paid for vests of restricted stock units.

Cash flows provided by financing activities of approximately $143.9 million for the nine months ended September 30, 2017, were primarily related to net proceeds of $166.9 million from the August 2017 Primary. In addition, we had inflows of $2.6 million related to stock option exercises, net of taxes withheld and paid for vests of restricted stock units. These amounts were partially offset by a decrease of $25.6 million in the amount of restricted cash held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2018, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$8,044	$12,679	$7,443	$11,420	$39,586
Contingent equity commitments	2,553	—	—	—	2,553
Purchase obligations	6,981	2,297	105	—	9,383
2021 Notes interest payments	2,496	4,992	1,278	—	8,766
2021 Notes principal repayment	—	—	125,000	—	125,000
Total	$20,074	$19,968	$133,826	$11,420	$185,288

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $45.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $8.9 million, collateral for letters of credit required as security deposits for facility leases of $3.7 million, amounts held with financial institutions for risk-sharing arrangements of $22.0 million, amounts held as supplemental capital for a reinsurance agreement of $10.0 million and other restricted balances as of September 30, 2018. Restricted investments are stated at amortized cost. See “Part I - Item 1. Financial Statements - Note 2” in this Form 10-Q for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through September 30, 2018, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partners and our pre-IPO investors, TPG and UPMC. Information regarding transactions and amounts with related parties is discussed in Note 16 in our notes to consolidated financial statements included in “Part I - Item 1. Financial Statements” in this Form 10-Q as well as under the heading “Certain Relationships and Related Party Transactions” in our proxy statement on Schedule 14A filed with the SEC on April 27, 2018.

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” in our 2017 Form 10-K and “Part II - Item 1A Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of September 30, 2018, cash and cash equivalents and restricted cash and restricted investments was $267.6 million, which consisted primarily of bank deposits with FDIC participating banks of $192.9 million, bank deposits in international banks of $0.8 million and cash equivalents deposited in a money-market fund of $73.2 million. Changes in interest rates affect the interest earned on our cash and cash equivalents.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of September 30, 2018, we had $122.1 million, net of deferred offering costs, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

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

At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation losses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained within Note 9 in “Part I – Item 1. Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K, and other documents filed with the SEC include discussions of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2017 Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our 2017 Form 10-K for the quarterly period ended September 30, 2018.

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

The rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. We believe that demand for our products and services has been driven in large part by price pressure in traditional FFS health care, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance, broader use of the Internet and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our products and services caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. For example, a large portion of New Century Health’s revenue is derived from customers in the managed care industry, including risk bearing providers and national and regional managed care companies. Changes in this industry’s business practices could negatively impact us and New Century Health. For example, if New Century Health’s managed care customers seek to provide services directly to their subscribers instead of contracting with New Century Health for such services, we and New Century Health could be adversely affected. In addition, our business, financial condition and results of operations may be adversely affected if health care reform is not implemented in accordance with our expectations or if it is amended in a way that impacts our business and results in our failure to execute our growth strategies.

We have made and may make acquisitions, investments and alliances, including the completed acquisitions of Valence Health, Aldera, New Century Health and assets from NMHC, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience, which was the case in our recent acquisition of assets from NMHC. That and other acquisitions, investments or alliances, including the recent acquisition of New Century Health, could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements. Consistent with our business strategy, we continuously evaluate, and are currently in the process of evaluating, potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated. As an example, in December 2017, we announced the termination of a previously announced agreement whereby we had agreed to purchase Premier Health Plan, subject to certain closing conditions.

In February 2016, we entered into a strategic alliance with a leading nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. More recently, on October 3, 2016, we completed the acquisition of Valence Health, on November 1, 2016, we completed the acquisition of Aldera, on January 2, 2018, we completed the acquisition of assets from NMHC and on October 1, 2018, we completed the acquisition of New Century Health. The recently completed acquisitions of Valence Health, Aldera, New Century Health and assets from NMHC, as well as other acquisitions, investments and alliances, could pose numerous risks to our business which could negatively impact our financial condition and results of operations, including:

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

We may be unable to integrate the operations, products, technologies or personnel gained through the Valence Health, Aldera, New Century Health or NMHC acquisitions, or integrate or complete any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of acquired businesses or companies, prior to and after consummation of a transaction, may be less than expected. Counterparties in transactions may have contracts with customers and other business partners which may require consents from these parties in connection with a transaction. If these consents cannot be obtained, the Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of any combined company. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations.

We have also entered into a number of joint ventures. Conflicts or disagreements between us and any joint venture partner may negatively impact the benefits expected to be achieved by the joint venture or may ultimately threaten the ability of such joint venture to continue. We are also subject to additional risks and uncertainties because we may be dependent upon and subject to the liability, losses or reputational damage relating to joint venture partners that are not entirely under our control.

In connection with these acquisitions, investments or alliances, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. For example, as part of the closing consideration for the Valence Health acquisition, we issued 6.8 million shares of our Class A common stock. In addition, in connection with the acquisition of New Century Health, we issued 3,120,301 shares of Class B common stock which is convertible into Class A common stock, and New Century Health’s management’s team may be eligible to receive an additional $20,000,000 as Earnout Consideration, subject to the satisfaction of certain conditions related to the operating results of New Century Health in 2019. The Earnout Consideration may be settled, among other options, in the form of Class B common stock, which could have an adverse effect on the market price of our Class A common stock. In addition, the market price for our Class A common stock could be affected, following the consummation of any other transaction, by factors that have not historically affected the market price for our Class A common stock.

Failure to accurately underwrite performance-based contracts or to avoid reductions in performance-based contract rates could result in a reduction in profitability for New Century Health or us.

New Century Health, which we recently acquired, derives its revenue primarily from arrangements under which New Century Health assumes responsibility for a portion of the total cost of treatments (for oncology and cardiology patients) in exchange for a fixed fee. These are typically referred to as “performance-based contracts”. As a result of the recent acquisition of New Century Health and our own continued growth and expansion into performance-based contracts and products, if the Company is unable to accurately underwrite the health care cost risk for New Century Health and other performance-based contracts and products and control associated costs, the Company’s profitability could decline. The profitability of New Century Health’s performance-based contracts could also be reduced if New Century Health is unable to maintain its historical margins. The competitive environment for New Century Health’s performance-based products could result in pricing pressures which could cause New Century Health to reduce its rates. In addition, customer demands or expectations as to margin levels could cause New Century Health to reduce its rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trend could result in a decrease of New Century Health’s operating margins.

Our offshore support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals.

We use certain offshore resources to provide certain support and professional services, which requires technical and logistical coordination. If we are unable to maintain acceptable standards of quality in support and professional services, our attempts to reduce costs and drive growth through margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Our offshore resources, and their ability to provide support and professional services to our domestic operations, are subject to domestic regulation at the federal, state and local levels. In certain cases, those regulations restrict or prohibit us from using our offshore resources. As a result, we may not be able to reduce costs for our domestic operations or fully realize our margin improvement goals.

Risks relating to our structure

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. See “Description of notes-Conversion rights.” If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

Under ASC 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we may be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We may report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.

Risks relating to our Class A Common Stock

We previously identified a material weakness in our internal control over financial reporting in both fiscal years 2016 and 2017. Although we believe this material weakness has since been remediated, our independent registered public accounting firm may disagree when it assesses our internal control over financial reporting in connection with its audit of our annual financial statements for the year ended December 31, 2018. If our conclusion that our previously reported material weakness has been remediated subsequently proves to be incorrect or if we identify additional material weaknesses in the future, we and our auditor may conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements, any of which could adversely impact our investors’ confidence and our stock price.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. During the course of preparing for our IPO, we determined that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. This material weakness resulted in the revision of the Company’s consolidated financial statements for the quarter ended June 30, 2017. As a result of this material weakness, our management concluded as of December 31, 2016 and as of December 31, 2017 that our internal control over financial reporting was not effective, and also that our disclosure controls and procedures were not effective. In addition, our independent registered public accounting firm, which audits our annual financial statements, issued an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2017.

We believe we have remediated the previously identified material weakness as of June 30, 2018. Our remediation efforts included hiring additional, and reallocating existing, accounting and finance personnel with technical accounting and financial reporting experience, enhancing our training programs within our accounting and finance department, enhancing our internal review procedures during the financial statement close process and refining our existing internal control documentation. However, our independent registered accounting firm will not assess our internal control over financial reporting again until it completes its audit of our annual financial statements for fiscal year 2018 and we cannot assure you that our independent registered public accounting firm will agree with our assessment that our material weakness has been remediated or what our auditor’s conclusion will be about the effectiveness of our internal control over financial reporting when it completes its next audit in early 2019. In addition, we cannot assure you that the remediation measures we have taken to design and implement an effective control environment to date will be sufficient to identify or prevent future material weaknesses or significant deficiencies from occurring. Any newly identified material weakness could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. If we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. We also could become subject to investigations by the NYSE, the SEC or other regulatory authorities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2018

2.1*	Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc.,
Evolent Health LLC, Element Merger Sub, Inc., NCIS Holdings, Inc. and
New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s
Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference.

2.2*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on
July 14, 2016, and incorporated herein by reference

2.3*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the
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

Dated: November 8, 2018