Form 10-K
period 2018-12-31
Evolent Health, Inc.
filed 2019-02-28
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,451.6 million.
As of February 25, 2019, there were 79,375,842 shares of the registrant’s Class A common stock outstanding and 3,190,301 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 11, 2019, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.
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

As used in this Annual Report on Form 10-K:

•	“2021 Notes” means the $125.0 million aggregate principal amount 2.00% Convertible Senior Notes due 2021, issued by Evolent Health, Inc. in December 2016;

•	“2025 Notes” means the $172.5 million aggregate principal amount 1.50% Convertible Senior Notes due 2025, issued by Evolent Health, Inc. in October 2018;

•	“ACA” means the Patient Protection and Affordable Care Act;

•	“Accordion” means Accordion Health, Inc.;

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

•	“CMS” means the Centers for Medicare and Medicaid Services;

•	“DGCL” means General Corporation Law of the State of Delaware;

•	“EMR” means electronic medical records;

•	“Evolent Health Holdings” means Evolent Health Holdings, Inc., the predecessor to Evolent Health, Inc.;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“FASB” means the Financial Accounting Standards Board;

•	“FFS” means fee-for-service;

•	“founders” means the Advisory Board Company (“The Advisory Board”), and the University of Pittsburgh Medical Center (“UPMC”);

•	“FTC” means the United States Federal Trade Commission;

•	“GAAP” means United States of America generally accepted accounting principles;

•	“GPAC” means Georgia Physicians for Accountable Care, LLC;

•	“health insurance exchanges” means organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies;

•	“HIPAA” means The Health Insurance Portability and Accountability Act;

•	“HITECH Act” means The Health Information Technology for Economic and Clinical Health Act;

•	“IPO” means our initial public offering of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share in June 2015;

•	“New Century Health” means NCIS Holdings, Inc.;

•	“NMHC” means New Mexico Health Connections;

•	“NOL” means net operating loss;

•	“Note” means notes to consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data;”

•	“NYSE” means the New York Stock Exchange;

•	“Offering Reorganization” means the reorganization undertaken in 2015 prior to our IPO where our predecessor, Evolent Health Holdings, Inc. merged with and into Evolent Health, Inc.;

•	“partners” means our customers, unless we indicate otherwise or the context otherwise implies;

•	“Passport” means University Health Care, Inc. d./b/a/ Passport Health Plan;

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

i

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

•
uncertainty relating to expected future revenues from and our relationship with our largest customer, Passport, including as a result of ongoing litigation pertaining to rate adjustments and Passport’s ability to remain solvent, which among other things could result in significantly reduced fees or a significant customer loss in 2019;

•	the structural change in the market for health care in the United States;

•	uncertainty in the health care regulatory framework, including the potential impact of policy changes;

•	uncertainty in the public exchange market;

•	the uncertain impact of CMS waivers to Medicaid rules and changes in membership and rates;

•	the uncertain impact the results of elections may have on health care laws and regulations;

•	our ability to effectively manage our growth, maintain an efficient cost structure;

•	our ability to offer new and innovative products and services;

•
risks related to completed and future acquisitions, investments, alliances and joint ventures, including the acquisition of assets from NMHC and the acquisitions of Valence Health, Aldera and New Century Health, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders;

•	our ability to consummate opportunities in our pipeline;

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

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including enrollment numbers for our partner’s plans (including in Florida), premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs, particularly in New Mexico;

•	our ability to attract new partners and succesfully capture new growth opportunities;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target markets;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	risks related to governmental payer audits and actions, including whistleblower claims;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;

•	the risk of a significant reduction in the enrollment in our health plan;

•	our ability to accurately underwrite performance-based contracts;

•	risks related to our offshore operations;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the risk of potential future goodwill impairment on our results of operations;

•	our indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	the impact of changes in accounting principles and guidance on our reported results;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

•
our ability to realize all or a portion of the tax benefits that we currently expect to result from past and future exchanges of Class B common units of Evolent Health LLC for our Class A common stock, and to utilize certain tax attributes of Evolent Health Holdings and an affiliate of TPG;

•	distributions that Evolent Health LLC will be required to make to us and to the other members of Evolent Health LLC;

•	our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;

•	different interests among our pre-IPO investors, or between us and our pre-IPO investors;

•	the terms of agreements between us and certain of our pre-IPO investors;

•	the conditional conversion feature of the 2025 Notes, which, if triggered, could require us to settle the 2025 Notes in cash;

•	the impact of the accounting method for convertible debt securities that may be settled in cash;

•	the potential volatility of our Class A common stock price;

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

Market Data and Industry Forecasts and Projections

We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in “Part I - Item 1. Business.” We have obtained the market data from certain publicly available sources of information, including publicly available independent industry publications and other third-party sources. Unless otherwise indicated, statements in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and competitive position, business opportunity and market size, growth and share, are based on information from independent industry organizations and other third-party sources (including industry publications, surveys and forecasts), data from our internal research and management estimates. We believe the data that third parties have compiled is reliable, but we have not independently verified the accuracy of this information and there is no assurance that any of the forecasted amounts will be achieved. Any forecasts are based on data (including third-party data), models and experience of various professionals and are based on various assumptions, all of which are subject to change without notice. While we are not aware of any misstatements regarding the industry data presented herein, forecasts, assumptions, expectations, beliefs, estimates and projections involve risks and uncertainties and are subject to change based on various factors, including those described under the heading “Forward-Looking Statements - Cautionary Language” and in “Part I - Item IA. Risk Factors.”

PART I

Item 1. Business

Company Overview

We are a market leader in the new era of health care delivery and payment, in which leading health systems and physician organizations, which we refer to as providers, are taking on increasing clinical and financial responsibility for the populations they serve. We provide integrated, technology-enabled services to our national network of leading health systems, physician organizations and national and regional payers across Medicare, Medicaid and commercial markets. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

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

We believe that the transition to value-based care is impacting the business model of both providers and payers and is impacting the reimbursement and delivery of care in all segments of the market, including Medicare, Medicaid and commercial markets. For providers, the transformation of the business model will require a set of core capabilities, including the ability to aggregate and understand disparate clinical and financial data, standardize and integrate technology into care processes, manage population health and build a financial and administrative infrastructure that capitalizes on the clinical and financial value it delivers. To that end, we provide an end-to-end, built-for-purpose, technology-enabled platform for providers to transition their organization and business model to succeed in value-based payment models. To succeed under value-based care reimbursement, payers are under increasing pressure to manage high cost complex patient populations. We offer technology-enabled services to address these populations.

As of December 31, 2018, we had contractual relationships with over 35 operating partners. A significant portion of our revenue is concentrated with a single partner, Passport, which comprised 17.5% of our consolidated revenue for 2018. Recent changes in the way the state of Kentucky distributes federal Medicaid benefits have had a significant negative impact on Passport. See “Risk factors- Recent rate changes in Kentucky have negatively impacted Passport, our largest partner in terms of revenue for 2018, and could significantly harm our business, financial condition and results of operations” for additional information. As of December 31, 2018, our average contractual relationship with our operating partners was approximately 5.6 years. We believe our Services business model provides strong visibility and aligns our partners’ incentives with our own. We capture value through a variety of value-based payment arrangements and, in certain circumstances, participate alongside our partners in risk-sharing arrangements. A large portion of our Services revenue is derived from our multi-year contracts, which are linked to the number of members that our partners are managing under a value-based care arrangement. This variable pricing model depends on the population being served as well as the number of services and technology applications that our partners utilize to advance their value-based care strategies and the number of members they are able to attract over time. We participate alongside our partners in risk-sharing arrangements whereby we share in a portion of the upside and downside performance of the value strategy. We expect to grow with current partners as they increase membership in their existing value-based programs, through expanding the number of services we provide to our existing partners, by adding new partners and by capturing value through risk-sharing arrangements and co-ownership.

We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe our health system partners’ current value-based care arrangements represent a small portion of the health system’s total revenue each year. We believe the proportion of value-based care related revenues to total health system revenues will continue to grow, driven by continued price pressure in FFS, new government payment programs, growth in consumer-focused insurance programs, such as Medicare Advantage and managed Medicaid, and innovation in data and technology. Our Services business model benefits from scale, as we leverage our purpose-built technology-enabled solutions and centralized resources in conjunction with the growth of our partners’ membership base. While our absolute investment in our centralized resources and technologies will increase over time, we expect it will decrease as a percentage of revenue as we are able to scale this investment across a broader group of partners.

In October 2018, we acquired New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based arrangements, focused primarily on oncology and cardiovascular care. In January 2018, we acquired a commercial health plan in New Mexico that focuses on small and large businesses, True Health.

We manage our operations and allocate resources across two reportable segments, our Services segment and our True Health segment.

Our Market Opportunity

For 2018, health care spending in the United States was projected to be approximately $3.5 trillion. The U.S. health care system is undergoing a shift to a value-based care delivery and reimbursement model. While there is not a universally agreed-upon definition of value-based care, we estimate that more than 50% of health care payments were paid through value-based care programs in 2018. This estimate is based on goals set by CMS, as well as statements made by the large health care insurers. Furthermore, we believe that there will be an increasing level of risk-transfer between payers and providers in value based care reimbursement. This was evident in CMS’s “Pathways to Success” program launched in late 2018, which over time, will require ACOs to absorb the financial consequences of cost overruns within Medicare Shared Savings Programs. Our technology-enabled solutions allow providers and payers to capitalize on this transition, which we believe will position us to continue to be at the forefront of the transformation to value-based care.

Our Solutions

Services

Our Services segment includes three types of services designed to help our partners manage patient health in a more cost-effective manner: (1) value-based care services, (2) specialty care management services and (3) comprehensive health plan administration services. Our partners engage us to provide one type of service, or multiple types of services, depending on specific needs.

Value-based care services

Core elements of our value-based care services include: (1) Identifi®, our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients, (2) population health performance, which supports the delivery of patient-centric cost effective care, (3) delivery network alignment, comprising the development of high performance delivery networks and (4) integrated cost and revenue management solutions including PBM and patient risk scoring.

We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our entire partner base. Through the technological and clinical integration, we achieve, our solutions are delivered as engrained components of our partners’ core operations rather than as add-on solutions.

Identifi®

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our provider partners and other third parties to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical work flows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our value-based care services and increase the effectiveness of our partners’ existing technology architecture. Highlights of the capabilities of Identifi® include the following:

•
Data and integration services: Data from disparate sources, such as EMRs, and lab and pharmacy data, is collected, assembled, integrated and maintained to provide health care professionals with a holistic view of the patient.

•	Clinical and business content: Clinical and business content is applied to the integrated data to create actionable information to optimize clinical and financial performance.

•
EMR integration: Data and clinical insights from Identifi® are fed back into partner EMRs to improve both provider and patient satisfaction, create workflow efficiencies, promote clinical documentation and coding and provide clinical support at the point-of-care.

•
Applications: A suite of cloud-based applications manages the clinical, financial and operational aspects of the value-based model. Our applications are individually purchased and scale with the clinical, financial and administrative needs of our provider partners. As additional capabilities are required by our partners, they are often deployed as applications through Identifi®.

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

Integrated Cost and Revenue Management Solutions

We seek to integrate traditional cost and revenue management solutions such as PBM, and risk adjustment to achieve greater adoption and performance than traditional payer-led models.

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

Specialty care management services

On October 1, 2018, we acquired New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based and administrative services arrangements. Since its founding in 2002, New Century Health has focused on the oncology and cardiology markets and using clinical data analytics, predictive modeling and decision support tools has developed proprietary clinical pathways in these markets. Managed through its proprietary specialty care management platform, New Century combines high performance networks of specialists and enhanced clinical pathways to deliver higher quality, more affordable care to patients, providers and payers. To date, New Century has focused on the Medicare market and offers performance based contracts as well ASO arrangements primarily to payers in the Medicare HMO segment of the overall Medicare market.

New Century Health provides a differentiated approach designed to meet market challenges based on (i) networks of high-performance providers, (ii) design of evidence-based clinical pathways and (iii) leveraging our proprietary specialty care management technology.

High performance provider networks

We develop high-performance provider networks with tools, capabilities and incentives to align and support physicians. We develop and manage comprehensive specialty networks, provide physician engagement and support and identify provider financial incentive alignment. Key features include:

•	Direct contracts with specialists facilitates ease of care.

•	Comprehensive specialty networks include multiple downstream subspecialists.

•	Dedicated provider operations provide staff to support practices.

•	Clinical response team provides clinical education on-site to practice staff.

•	Dedicated central call center facilitates referrals and helps to resolve claims issues.

•	Established system of ongoing provider education and training.

Design evidence-based clinical pathways

We design high-quality evidence-based clinical pathways to drive provider behavior towards improved quality of care at a lower cost. The transparent pathway development process for our specialty population health focal areas, oncology and cardiology, is designed to achieve the following objectives:

•	Reduce unnecessary clinical variation.

•	Support physician clinical decision making of evidence-based therapies.

•	Facilitate total cost-of-care management.

Our clinical pathways are based on national guidelines with independent scientific advisory boards, in-house clinical expertise with original publications and presentations at national congress. We employ a collaborative review process that is not based on denials, which includes customized clinical review based on tier 1-5 drugs and proactive monitoring response to therapy. We employ quality metrics and clinical benchmarking to continually improve our pathways. We incentivize financial payment for quality by minimizing “buy and bill” incentives and through a shared savings methodology.

Leverage proprietary specialty care management technology

We leverage a custom specialty care management workflow platform to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners.

•	Decision support portal delivers specialty specific clinical experience based on assigned roles (e.g. cardiologist vs. oncologist).

•
Custom-built rules engine allows flexibility for multiple specialties and automated decisions based on clinical relevance, considering, for example, rigor levels based on specified payers and providers.

•	Workflow capability facilitates a seamless collaboration within and across organizations, connecting payers and clearing houses for systematic data exchange.

•	Nurse triage system leverages proprietary technology infrastructure.

•	Overall flexibility enables a new business launch of existing specialty within 60 days.

Comprehensive health plan administration services

We help providers assemble the complete infrastructure required to operate, manage and capitalize on a variety of financial and administrative management services. These services include:

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

True Health

True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage. On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections-one of the first Consumer Operated and Oriented Plans established following the implementation of the ACA-including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent.

The core elements of True Health include:

•	A statewide network of primary care and specialty providers, with an emphasis on primary care coordination.

•	Extensive care management and prevention capabilities leveraging diagnostic and actuarial analysis to drive care and health metrics.

•
Focus on community partnerships, both medical and socioeconomic, to improve individual and population health status and promote trusted collaborations with clinicians in facilitating access to care and working through insurance issues.

•	Advanced analytics aim to avoid costly interventions and complications in the future by focusing on preventative care.

Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. As of December 31, 2018, True Health served approximately 17,000 members, consisting principally of large group and off-exchange small group members. True Health provides an opportunity for us to leverage our Services offerings to support True Health and transform the health plan into a value-based provider-centric model of care.

True Health continues to share a physician network with NMHC. Because of the shared physician network and the enhanced terms that we derive through the combined membership of the two health plans, we believe we have a strategic rationale for providing support to NMHC. To that end, during the fourth quarter of 2017, we entered into a 15-month, $10.0 million capital-only reinsurance agreement with NMHC, expiring on December 31, 2018. The purpose of the capital-only reinsurance was to provide balance sheet support to NMHC. There was no uncertainty to the outcome of the arrangement as there was no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health was at risk for any cash payments on behalf of NMHC. As a result, this arrangement did not qualify for reinsurance accounting and we recorded the fees received under the deposit-only reinsurance agreement as non-operating income on our Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into an updated 15-month quota-share reinsurance agreement with NMHC (“Reinsurance Agreement”). As a result of certain changes in terms as compared to the prior reinsurance agreement, the Reinsurance Agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company began recording the full amount of the gross reinsurance premiums and claims assumed by the Company on its Consolidated Statements of Operations and Comprehensive Income (Loss) from the legal effective date of the Reinsurance Agreement. Under the terms of the Reinsurance Agreement, NMHC will cede 90% of its gross premiums to the Company and the Company will indemnify NMHC for 90% of its claims liability. The maximum amount of insurance risk to the Company is capped at 105% of premiums ceded to the Company by NMHC. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for additional discussion regarding the Reinsurance Agreement.

Competitive Strengths

We believe we are well-positioned to benefit from the transformations occurring in health care payment and delivery described above. We believe this environment that rewards the better use of information to drive patient outcomes aligns with our business model, recent investments and other competitive strengths.

Early Innovator

We believe we are an innovator in the delivery of a comprehensive value-based care solutions. We were founded in 2011, ahead of the implementation of the ACA and before the rapid expansion of programs, such as Medicare ACOs or Medicare Bundled Payment Initiatives. Since our inception, we have invested a significant amount in expanding our offerings.

Comprehensive End-to-End Solutions

We provide end-to-end, built-for-purpose, technology-enabled solutions for our partners to succeed in value-based payment models. We believe that offering comprehensive and integrated solutions which bring together population health management along with financial and administrative management allows providers to accelerate their path to adoption of value-based care.

Depth of Market Experience

With experience across Medicare, Medicaid and commercial markets, our depth and variety of expertise allows us to serve a variety of customer types in the broad health care marketplace including health systems, providers, physicians, health plans, ACOs, delegated arrangements and other payers.

Integrated Proprietary Technology

Our integrated proprietary technology, Identifi®, allows us to deliver a connected delivery ecosystem, implement replicable clinical processes, scale our value-based services and capitalize on multiple types of value-based payment relationships.

We believe we are creating scaled benefits for our partners in areas such as data analytics, administrative services and care management. We expect Identifi® to enable us to deliver increasing levels of efficiency to our partners.

Provider-Centric Brand Identity

We believe our provider-centric brand identity and origins differentiate us from our competitors in the value-based care services area. We believe our solutions resonate with potential partners seeking proven solutions from providers rather than large payers or non-health care businesses. Our analytical and clinical solutions are rooted in UPMC’s experience in growing a provider-led, integrated delivery network over the past 15 years, and growing to become one of the largest provider-owned health plans in the country. Our unique position allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with payer led solutions.

Partnership-Driven Business Model

Our business model is predicated on strategic partnerships with leading providers and payers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit. In certain cases, we also agree to participate alongside our partners in risk-sharing or other support arrangements to increase our alignment of interests.

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

•
partners utilizing our additional capabilities, such as new technology-enabled applications within our value-based services, our specialty care management services and our comprehensive health plan administration services; and

•	capturing value created through a variety of value-based arrangements by participating alongside our partners in upside risk sharing arrangements.

In addition to growth within our existing partner base, we also evaluate and consider pursuing opportunities to expand into businesses related to the services we currently provide.

Early Stages of a Rapidly Growing Transformational Addressable Market

We believe that our existing partners represent a small fraction of health systems that could benefit from our solutions. The transformation of the care delivery and payment model in the United States has been rapid, but it is still in the early stages. Approximately 50% of health care payments were paid through value-based care programs in 2018 and it is estimated that this number will continue to grow.

We believe there is a significant market opportunity in our newly acquired specialty care services business. As of December 31, 2018, New Century Health served approximately 462,000 Medicare HMO patients out of total population of approximately 12 million. This represents a market share of less than 4% of this total population. We believe that the adoption of specialty care management services in oncology and cardiology by payers serving the Medicare HMO market is very low but is likely to increase as the growth in spending in these specialties is higher than the growth in overall health care spending.

Capitalize on Growth in Select Government-Driven Programs

Significant growth is projected in the number of people managed by government-driven programs in the United States. Specifically, CMS projects the number of Medicare beneficiaries to grow to approximately 63 million by 2020 from approximately 56 million at the end of 2016. We expect health systems to be direct beneficiaries of growth in Medicare Advantage and Medicaid Managed Care because those specific markets are well suited for value-based care. We believe that the growth in government programs will create an opportunity for health systems to capture a greater portion of the over two trillion dollars in annual health insurance expenditures. For example, in 2016, we launched our Next Generation ACO offering wherein, in addition to our services offering, we share in a portion of the upside and downside financial performance of the ACO through our fee structures with certain customers. The nature of our variable fee economic model enables us to benefit from this growth in government-managed lives. A significant portion of our revenues are attributable to government-driven programs, primarily comprised of Medicaid and, to a less significant extent, Medicare. This dynamic results in part from our acquisition of Valence Health as well as our strategic alliance with Passport. Since 2016, the Company has significantly expanded its presence in Medicaid and continues to look for additional ways to expand in the market, in part, by aligning itself with providers by participating in state mandated managed Medicaid initiatives. To this end, the Company has entered into several joint venture agreements to participate in various state mandated managed Medicaid initiatives.

Ability to Capture Additional Value through Delivering Clinical Results

We are capturing only a portion of the administrative dollars in the market through our current solutions. We believe there is a significant opportunity to capture a portion of the medical dollar over time—namely the remainder of the premium dollar which goes to medical expenses. As our health system partners continue to own a larger percentage of overall premiums, we have begun to pursue business models that allow us to participate in the medical savings through a variety of risk-sharing arrangements that align incentives to reduce costs and improve quality outcomes.

Expand Offerings to Meet Evolving Market Needs

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

Selectively Pursue Strategic Acquisitions and Investments

We believe that the nature of our competitive landscape provides meaningful acquisition and investment opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that providers will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche providers and non-core portions of larger enterprises. From time to time, we may also pursue acquisition and investment opportunities of businesses related to services we currently provide or that are complementary to our technical capabilities. As an example of executing on our strategy, on October 1, 2018, we completed the acquisition of New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under risk-based, capitated relationships. Our acquisition of New Century Health opened a direct sales channel to the payer market.

Sales and Marketing

We market and sell our services to providers throughout the United States. Our sales team works closely with our leadership team and subject matter experts to foster long-term relationships with our partners’ leadership and board of directors given the nature of our partnerships. Our dedicated business development team works closely with our partners to identify additional service opportunities on a continuous basis.

Services Partner Relationships

Our Services business is predicated on strategic partnerships with leading providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit.

We have sought to partner with leading providers in sizable markets, which we believe creates a growth cycle that benefits from the secular transition to value-based care. By helping these systems lower clinical and administrative costs, we believe we are positioning them to offer a low cost, effective care setting to payers, employers and consumers, which enables them to capture greater market share. As providers have succeeded in lowering costs and growing market share, this enables them to increase their value-based offerings. We benefit from our partners’ growth and, in certain cases, we participate alongside our partners through various risk-sharing arrangements, including loans, provisions of letters of credit, equity investments, reinsurance and capitation arrangements and other extensions of capital.

As of December 31, 2018, we had contractual relationships with over 35 operating partners and a significant portion of our revenue is concentrated with a single partner, Passport, which comprised 17.5% of our revenue for 2018. Recent changes in the way the state of Kentucky distributes federal Medicaid benefits have had a significant negative impact on Passport. See “Risk factors- Recent rate changes in Kentucky have negatively impacted Passport, our largest partner in terms of revenue for 2018, and could significantly harm our business, financial condition and results of operations” for additional information. As of December 31, 2018, our average contractual relationship with our operating partners was approximately 5.6 years, with an average of 1.8 years of performance remaining per contract. The contracts of New Century Health typically run for one-year terms, with year-to-year renewal provisions. The average length of its existing long term partnerships is 7.0 years.

The contracts governing the relationships with our operating partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses. Typically, these contracts provide for a monthly payment calculated based on a specified rate multiplied by the number of members that our partners are managing. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of services and technology applications they are utilizing. In some cases, our contracts also include a combination of advisory fees, percentage of plan premiums or shared medical savings arrangements. Typically our contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. We monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health typically run for one year terms. While they typically contain year-to-year renewal provisions, we cannot assure you any or all of these contracts will be renewed in any particular year.

Although the revenue from our contracts is not guaranteed because certain of our contracts are terminable for convenience by our partners after a notice period has passed, certain partners would be required to pay us a termination fee in certain circumstances. Termination fees and the related notice period in certain of our contracts are determined based on the scope of the market-facing solutions that the partner has adopted and the duration of the contract. Most of our contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a partner’s ability to terminate the contract. However, certain of our contracts are also terminable immediately on the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner, including Passport, were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such partner could in effect be terminated. The loss, termination or renegotiation of any contract could negatively impact our results. In addition, as our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our partners will, from time to time, seek to restructure their agreements with us.

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

We compete based on several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement using products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. We also compete based on price.

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

The current administration and Congress have been seeking, and we expect they will continue to seek, legislative and regulatory changes to health care laws and regulations, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The order directed agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, President Trump issued a second executive order relating to the ACA titled “Promoting Healthcare Choice and Competition Across the United States,” which further directs federal agencies to modify how the ACA is implemented, and soon after announced the termination of the cost‐sharing subsidies that reimburse insurers under the ACA. To date, Congressional efforts to completely repeal and replace the ACA have been unsuccessful. However, the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act (the “Tax Act”) that was signed into law on December 22, 2017.

In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and could not be severed from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. It remains unclear whether the court's ruling will be upheld by appellate courts. The impact of the repeal and the executive orders as well as the future of the ACA remain unclear, and we are continuing to evaluate their effect on our business. Further, the public exchange market is currently experiencing significant disruptions, as many insurers have incurred significant losses and announced their withdrawal from health insurance exchanges in several states. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects. In addition, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. We cannot assure you as to the ultimate content, timing, or effect of any changes, nor is it possible at this time to estimate the impact of any such potential legislation or changes. Health care reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

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

Antitrust Laws

The antitrust laws are designed to prevent competitors from jointly fixing prices. However, competitors often work collaboratively to reduce the cost of health care and improve quality. To balance these competing goals, antitrust enforcement agencies have established a regulatory framework under which claims of per se price fixing can be avoided if a network of competitors (such as an ACO or clinically integrated network) is financially or clinically integrated. In this context, we evaluate the tests for financial and clinical integration that would be applied to the provider networks that we are helping to create and support, including the nature and extent of any financial risk that must be assumed to be deemed financially integrated and the types of programs that must be implemented to achieve clinical integration. However, even if a network is integrated, it is still subject to a “rule of reason” test to determine whether its activities are, on balance, pro-competitive. The key factors in the rule of reason analysis are market share and exclusivity. We focus on network size, composition and contracting policies to strengthen our partners’ position that their networks meet the rule of reason test.

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our activities relating to the way we sell and market our services, including our provider-led risk adjustment solution, may be subject to scrutiny under these laws.

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

Medicare and Medicaid

Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, as well as certain other individuals. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other health care benefits to qualifying individuals. As we increase our exposure to Medicare and Medicaid businesses through new and existing partners, we increase our exposure to changes in government policy with respect to and regulation of the Medicaid and Medicare programs in which we and our partners participate. We are subject to regulation by both CMS and state agencies in respect of certain services we provide relating to Medicaid and Medicare programs.

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

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In January 2018, CMS released guidance to states on how to design and test programs that require “community engagement” as a condition to receiving Medicaid benefits. Kentucky was the first state to obtain a waiver from CMS for its program and other states have since received similar waivers. We cannot quantify or predict with any certainty the likely impact of such waivers on our business, financial condition, operating results and prospects.

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

Employees

As of December 31, 2018, we had approximately 3,800 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

Intellectual Property

Our continued growth and success depend, in part, on our ability to protect our intellectual property and proprietary technology, including our Identifi® software. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business).

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

Research and Development

Our research and development expenditures primarily consist of our strategic investment in enhancing the functionality and usability of our software, Identifi® and developing programs and processes to maximize care delivery efficiency and effectiveness. We also capitalize software development costs related to Identifi®. Our research and development expenditures and capitalized software development costs also include the suite of products developed by New Century Health, Accordion, Valence Health and Aldera.

Organizational Structure

UPMC
Other Stockholders(2)
Class A common stock(1)
- 7.8% voting
- 8.1% economic interest
Class A and Class B
common stock
- 92.1% voting interest
- 91.9 % economic interest
Class B common units
- No voting interest
- 3.8% economic interest
- Exchangeable one-for-one
with Class A common stock
Other Investor(3)
Evolent Health, Inc.
Class B common stock
- 0.1% voting interest
- No economic interest
Class A common units
- managing member
(100% voting interest)
- 96.1% economic interest
Class B common units
- No voting interest
- 0.1% economic interest
- Exchangeable one-for-one
with Class A common stock
Evolent
Health LLC
(operating subsidiary)
Other Subsidiaries

(1) The board of directors of UPMC has voting and dispositive power over the shares of Class A common stock held by UPMC. The members of such board of directors disclaim beneficial ownership with respect to such shares.
(2) Includes public stockholders and employees/partners. Also includes Class B common stock issued to former New Century Health shareholders as part of the acquisition. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4,” for further discussion of the New Century Health acquisition.
(3) Such shares are held by Ptolemy Capital. Michael R. Stone has voting and dispositive power over the shares of Class B common stock held by Ptolemy Capital.

Corporate Information

Evolent began business operations in August 2011. Evolent Health, Inc., the registrant, was incorporated in the State of Delaware in December 2014. We completed our IPO in June 2015 and our Class A common stock is listed on the NYSE under the symbol “EVH.” Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. Substantially all of our operations are conducted through Evolent Health LLC and its consolidated subsidiaries and the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc.

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

Executive Officers of the Registrant

Our executive officers as of February 28, 2019, were as follows:

Name	Age (1)	Position
Frank Williams	52	Chief Executive Officer and Director
Seth Blackley	40	President and Director
Nicholas McGrane	50	Chief Financial Officer
Tom Peterson	49	Chief Operating Officer
Jonathan Weinberg	51	General Counsel
Lydia Stone	43	Chief Accounting Officer and Corporate Controller

(1) Age shown is as of February 28, 2019.

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

Seth Blackley has served as our President since August 2011. Prior to co-founding the company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011. Mr. Blackley began his career as an analyst in the Washington, D.C. office of McKinsey & Company. Mr. Blackley holds a bachelor of arts degree in business from The University of North Carolina at Chapel Hill, and a master of business administration from Harvard Business School.

Nicholas McGrane has served as our Chief Financial Officer since October 2014. Prior to joining Evolent, Mr. McGrane was Managing Director with Riverside Management Group from July 2013 to October 2014. Prior to joining Riverside Management Group, Mr. McGrane was an independent consultant for clients including Evolent Health LLC. He served as Interim Chief Executive Officer and Interim President of Sbarro Inc. from July 2010 to February 2012. Sbarro Inc. was a portfolio company of MidOcean Partners, where Mr. McGrane held various roles, including Managing Director, from 1997 to 2010. Mr. McGrane holds a bachelor of science degree in management from Trinity College Dublin and a master of business administration from Harvard Business School.

Tom Peterson has served as our Chief Operating Officer since July 2012, and our Executive Vice President of Operations from September 2011 to July 2012. Prior to joining Evolent, Mr. Peterson was Chief Executive Officer of Inflect Advisors. From November 1999 to 2009, Mr. Peterson held executive roles with The Advisory Board. Prior to The Advisory Board, Mr. Peterson was Vice President of HealthSouth Corporation from January 1996 to November 1999. Mr. Peterson holds a bachelor of arts in government from Harvard University and a masters degree in mental health counseling from George Washington University.

Jonathan Weinberg has served as our General Counsel since January 2014. Prior to joining Evolent, Mr. Weinberg was a Senior Vice President and Deputy General Counsel for Coventry Health Care, Inc. (Aetna Inc.) from 1999 to 2013, and was in charge of the day-to-day management of the legal department as well as the company’s risk management department. Prior to joining Coventry, Mr. Weinberg was an associate and then partner at Epstein Becker and Green, P.C. in the firm’s health care practice, specializing in managed care issues from 1992 to 2002. Mr. Weinberg received his bachelor of arts in history and political science from the University of Wisconsin-Madison and his juris doctorate from the Catholic University of America.

Lydia Stone has served as our Controller since May 2013. She was appointed Chief Accounting Officer in August 2017. Prior to joining Evolent, Ms. Stone was a Senior Manager at BAE Systems, Inc. from October 2010 to May 2013, and was a manager at Ernst & Young LLP in its Assurance practice from August 2004 to November 2010. Ms. Stone received her master’s degree in accounting from the College of William & Mary. Ms. Stone is a Certified Public Accountant in the Commonwealth of Virginia.

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

Risks relating to our business and industry

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with Passport or another significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our largest partner, Passport, comprised 17.5% of our revenue for 2018. Our largest partner in terms of accounts receivable, Cook County Health and Hospitals System, comprised 23.3% of such total amount as of December 31, 2018. The sudden loss of any of our partners, including Passport, our strategic alliance partner, or the renegotiation of any of our partner contracts, could adversely affect our operating results. In the ordinary course of business we engage in active discussions and renegotiations with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. As our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our partners have, and we expect that in the future additional partners will, from time to time, seek to renegotiate or terminate their agreements with us. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently could negatively impact our revenues, business and prospects.

Because we rely on a limited number of partners for a significant portion of our revenues, we depend on the creditworthiness of these partners. Our partners are subject to a number of risks including reductions in payment rates from governmental payers, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations, such as plans established under the ACA and Aged, Blind and Disabled Medicaid. If the financial condition of our partners declines, our credit risk could increase. Should one or more of our significant partners, including Passport, declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and affect our bad debt reserves and net income (loss).

Although we have long-term contracts with many partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner, including Passport, were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such partner could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our partners is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health typically run for one year terms. While they typically contain year-to-year renewal provisions, we cannot assure that any or all of these contracts will be renewed in any particular year. We expect that future contracts will contain similar provisions to those described in this paragraph.

Recent rate changes in Kentucky have negatively impacted Passport, our largest partner in terms of revenue for 2018, and could significantly harm our business, financial condition and results of operations.

Our largest partner in terms of revenue, Passport, comprised 17.5% of our revenue for 2018. Recent changes in the way the state of Kentucky distributes federal Medicaid benefits have had a significant negative impact on Passport. Passport is currently involved in a rate dispute with the state of Kentucky with respect to rates set in the Fall of 2018 that were retroactive to July of 2018 and by their terms to remain in effect through March of 2019. Passport has stated publicly that if the rates are not changed, it could be deemed insolvent by the end of March. On February 15, 2019, Passport filed a lawsuit in Franklin County Circuit Court against the Kentucky Cabinet for Health and Family Services seeking immediate and long-term relief from a reduction in reimbursement rates that impact Medicaid beneficiaries covered by Passport. We are unable to predict the outcome of this matter, the ongoing solvency of Passport, or to reasonably estimate the amount or range of any potential impact on Passport or the Company. However, this lawsuit, the rate reductions and surrounding publicity could result in reduced enrollment for Passport, provider disruption and reputational impact for both Passport and the Company. In addition, these matters could result in significant reductions of the fees we receive from Passport. If Passport were to become insolvent or cease to operate, we would no longer receive fees from Passport. As a result, the ongoing situation and the ultimate resolution thereof could negatively impact our business, financial condition and results of operations, as well as the prospects for the joint investment we have made with Passport in the Center of Medicaid Excellence in Louisville, Kentucky.

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
Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a health care reform measure that aims to increase the number of Americans with health insurance and reduce health care related costs. The ACA includes a variety of health care reform provisions and requirements, which became effective at varying times through 2018 and substantially changed the way health care is financed by both governmental and private insurers, which may significantly impact our industry and our business. The current administration and Congress have been seeking, and we expect they will continue to seek, legislative and regulatory changes to health care laws and regulations, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The order directed agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, President Trump issued a second executive order relating to the ACA titled “Promoting Healthcare Choice and Competition Across the United States,” which further directs federal agencies to modify how the ACA is implemented, and soon after announced the termination of the cost-sharing subsidies that reimburse insurers under the ACA. To date, Congressional efforts to completely repeal and replace the ACA have been unsuccessful. However, the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. In December 2018, a federal district court in Texas ruled that the individual mandate was unconstitutional and could not be severed from the ACA. As a result, the court ruled that the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. It remains unclear whether the court's ruling will be upheld by appellate courts. The impact of the repeal and the executive orders as well as the future of the ACA remain unclear, and we are continuing to evaluate their effect on our business. Further, the public exchange market is currently experiencing significant disruptions, as many insurers have incurred significant losses and announced their withdrawal from health insurance exchanges in a number of states. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

In addition, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. In January 2018, CMS released guidance to states on how to design and test programs that require “community engagement” as a condition to receiving Medicaid benefits. Kentucky was the first state to obtain a waiver from CMS for its program, and other states have since received similar waivers. We cannot quantify or predict with any certainty the likely impact of such waivers, other changes in the law or new interpretations of existing laws, on our methods and costs of doing business.

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

In addition to these health care laws and regulations, we are subject to various other laws and regulations, including, among others, other aspects of state insurance laws, the Stark Law relating to self-referrals, the whistleblower provisions of the False Claims Act, anti-kickback laws, antitrust laws and the privacy and data protection laws. We have identified instances of noncompliance in the past and cannot guarantee that we will not identify other instances in the future, or the outcome of any regulatory investigation into any non-compliance. See “Part I-Item 1. Business-Health Care Laws and Regulations” for additional information. If we were to become subject to litigation, liabilities or penalties under these or other laws or as part of a governmental review or audit, our business could be adversely affected.

If we fail to effectively manage our growth and cost structure, our business and results of operations could be harmed.

We have expanded our operations significantly since our inception, organically as well as through acquisitions. For example, we grew from six full-time employees at inception to approximately 3,800 employees as of December 31, 2018, and our revenue increased from $25.7 million in 2013 to $627.1 million in 2018 (after the completion of the New Century Health acquisition and the acquisition of assets from NMHC). If we do not effectively manage our growth and maintain an efficient cost structure as we continue to expand, the quality of our products and services could suffer. Our growth to date has increased the significant demands on our management, our operational and financial systems and infrastructure and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new employees, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, including the timely processing of claims on behalf of our partners, our business and results of operations could be harmed.

If we are unable to offer new and innovative products and services or our products and services fail to keep pace with advances in industry standards, technology and our partners’ needs, our partners may terminate or fail to renew their relationship with us and our revenue and results of operations may suffer.

Our success depends on providing high-quality products and services that health care providers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied partner needs, our existing technology could become undesirable or obsolete, which could harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing partners and potential new partners will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing partners or potential new partners, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to partner preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing partners or be unable to obtain new partners and our results of operations may suffer. In addition, should any of our partners terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other partners over that same period of time.

We also engage third-party vendors to develop, maintain and enhance our technology solutions, and our ability to develop and implement new technologies is therefore dependent on our ability to engage suitable vendors. We may also need to license software or technology from third parties in order to maintain, expand or modify our technology-enabled services platform. However, there is no guarantee we will be able to enter into such agreements on acceptable terms or at all. The functionality of our services platforms depend, in part, on our ability to integrate with third-party applications and data management systems that our partners use and from which they obtain data. These third parties may terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications, data management systems and application programming interfaces and access to those applications and platforms in an adverse manner.

We have made and may make acquisitions, investments and alliances and joint ventures, including the completed acquisitions of Valence Health, Aldera, New Century Health and assets from NMHC, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience, which was the case in our acquisition of assets from NMHC. That and other acquisitions, investments, alliances or joint ventures, including the recent acquisition of New Century Health, could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements. Consistent with our business strategy, we continuously evaluate, and are currently in the process of evaluating, potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated.

In February 2016, we entered into a strategic alliance with Passport, a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits. In October 2016, we completed the acquisition of Valence Health and in November 2016, we completed the acquisition of Aldera. More recently, on January 2, 2018, we completed the acquisition of assets from NMHC and on October 1, 2018, we completed the acquisition of New Century Health. The recently completed acquisitions of New Century Health and assets from NMHC, as well as other acquisitions, investments and alliances, could pose numerous risks to our business which could negatively impact our financial condition and results of operations, including:

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

We may be unable to integrate the operations, products, technologies or personnel gained through the New Century Health or NMHC acquisitions, or integrate or complete any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of acquired businesses or companies, prior to and after consummation of a transaction, may be less than expected. Counterparties in transactions may have contracts with customers and other business partners which may require consents from these parties in connection with a transaction. If these consents cannot be obtained, the Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of any combined company. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations.

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

In connection with these acquisitions, investments, alliances or joint ventures, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. For example, as part of the closing consideration for the New Century Health acquisition, we issued 3.1 million Class B common units of Evolent Health LLC, which, together with an equal number of shares of our Class B common stock, are exchangeable for shares of our Class A common stock. In addition, the market price for our Class A common stock could also be affected, following the consummation of any other transaction, by factors that have not historically affected the market price for our Class A common stock.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by our partners’ health care plans each month, expansion of our partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of our partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partners’ plans were to be reduced by a material amount, or if member enrollment numbers in new plans are lower than expected, which has been the case with our Florida Medicaid partners, such decrease would lead to a decrease in our expected revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the partners’ continued participation in specified payer programs over which we have no control. If a partner ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract.

In addition, the transition to value-based care may be challenging for our partners. For example, fully capitated or other provider risk arrangements have had a history of financial challenges for providers. Our partners may also have difficulty in value-based care if premium pricing is under pressure or if they incur selection bias in the health plans under which they assume risk and in so doing the premium, capitation amount or other risk-sharing arrangement they undertake does not adequately reflect the health status of the membership. Our partners may choose not to continue to capitalize affiliated health plans or subsidize losses to their reimbursement rates. Furthermore, revenue under our partner contracts may differ from our projections because of the termination of the contract for cause or at specified life cycle events, or because of fee reductions that are occasionally agreed to after the contract is initially signed.

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of our partners to control and, if necessary, reduce health care costs, all of which are out of our control. Because certain of our partners’ revenues are highly reliant on third-party payer reimbursement funding rates and mechanisms, overall reductions of rates from such payers could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. See “Risk factors–The health care regulatory and political framework is uncertain and evolving” for additional information.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners. Some of our partners undertake a significant and prolonged evaluation process, often to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. For example, some of our partnerships require significant upfront investment including, in the case of new markets, investments in infrastructure to meet readiness and operating requirements which have outpaced our revenue growth, which has been the case with our Florida Medicaid partners. In addition, we estimate the costs and timing for completing the transformation phase of relevant partner relationships. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

If we do not continue to attract new partners and successfully capture new opportunities, we may not achieve our revenue projections, and our results of operations would be harmed.

In order to grow our business, we must continually attract new partners and successfully capture new opportunities. Our ability to do so depends in large part on the success of our sales and marketing efforts. Potential partners may seek out other options. Therefore, we must demonstrate that our products and services provide a viable solution for potential partners. If we fail to provide high-quality solutions and convince individual partners of our value proposition, we may not be able to retain existing partners or attract new partners. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for our products and services due in part to the rapidly evolving nature of the health care and technology industries and the substantial resources available to our existing and potential competitors. If the market for our products and services declines or grows more slowly than we expect, if we fail to successfully convert new growth opportunities or if the number of individual partners that use our solutions declines or fails to increase as we expect, our revenue, results of operations, financial condition, business and prospects could be harmed.

As we enter into an increasing number and variety of risk sharing arrangements with partners, our revenues and profitability could be limited and negatively impacted.

We may choose to incorporate certain risk sharing arrangements as part of our contractual arrangements with our partners, and we expect to enter an increasing number and variety of risk sharing arrangements in the future. As an example, as part of our strategy to support certain partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements. Another example of risk sharing is our strategic alliance with Passport, where in February 2016 we invested alongside Passport in the creation of a joint Medicaid Center of Excellence in Louisville, Kentucky. Through our specialty care management services, we take on members from payers through performance-based arrangements where we assume risks related to pricing of contracts for the provision of oncology and cardiology services. We may incur losses under these arrangements if we are unable to adjust our rates if faced with increased costs related to patient care or pharmaceutical products. Our True Health segment, which operates a health plan in New Mexico, and provides reinsurance to NMHC, takes on certain insurance and underwriting costs in pricing its premiums.

As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. As of December 31, 2018, Evolent had approximately $34.1 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects. In addition, our failure to agree on satisfactory risk sharing solutions with potential partners could negatively impact our ability to attract new partners.

We may also be required to make additional capital contributions as we invest and enter into new joint ventures and strategic alliances.

If the estimates and assumptions we use to determine the size of the target markets for our services are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the markets for our services may prove to be inaccurate. Even if the markets in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of the market opportunity for our services are based on the assumption that the strategic approaches we offer will be attractive to potential partners. Potential partners may pursue different strategic options, or none at all. In addition, our assumptions could be impacted by changes to health care laws and regulations as a result of the 2018 congressional, state and local elections and subsequent elections. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing partners and to our ability to attract new partners. The promotion of our brands may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our partners, or any adverse publicity or litigation involving or surrounding one of our joint venture partners, investors or strategic alliance partners, including for example Passport, could make it substantially more difficult for us to attract new partners. Similarly, because our existing partners often act as references for us with prospective new partners, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new partners. Therefore, financial adversity of our partners’ affiliated health plans may adversely affect our reputation. In addition, negative publicity resulting from any adverse government payer audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with partners, which would harm our business, results of operations and financial condition.

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

Our offerings could be subject to audits by CMS and other governmental payers and whistleblower claims under the False Claims Act.

We support provider-sponsored health plans with Medicare Advantage, Medicaid and Exchange products, as well as health systems and physician groups participating in payer-delegated risk arrangements or in the CMS Next Generation ACO Model. We anticipate that CMS and other governmental payers will continue to review and audit the results of our services including risk adjustment offerings, with a focus on identifying possible false claims.

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

We have also entered into a reseller, services and non-competition agreement with an affiliate of UPMC, pursuant to which we are prohibited from providing products or services to certain third parties and in certain territories. These restrictions could cause our business, financial condition and results of operations to be harmed if we found it advantageous to provide products or services to such third parties or in such territories during the restricted period.

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

Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for health care in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology on reasonable terms or at all, or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that is important to our business, and we expect that we may need to enter into additional license agreements in the future. We rely on these licenses to use various proprietary technologies that may be material to our business, including without limitation those technologies licensed under an intellectual property and development services license agreement between us and UPMC, or the UPMC IP Agreement, and a technology license agreement between us and UPMC, or the UPMC Technology Agreement, and an intellectual property license and data access agreement (the “Advisory Board IP Agreement”) with The Advisory Board. Under the UPMC IP Agreement, certain of UPMC’s proprietary analytics models and know-how are licensed to us on a nonexclusive basis from UPMC; pursuant to the UPMC Technology Agreement, UPMC’s proprietary technology platform, associated know-how and the Identifi® trademark are licensed to us on an irrevocable, non-exclusive basis from UPMC; in each case, subject to certain ongoing territorial, time and use restrictions. Under the Advisory Board IP Agreement, we hold a license to use a business plan and operating model designed by The Advisory Board, a right to access certain analysis, data and proprietary information of The Advisory Board, we obtain a membership in The Advisory Board’s health care industry program, and the right to access key Advisory Board personnel and assistance in our promotion and sales efforts. Our rights to use these technologies and know-how and employ the software claimed in the licensed technologies are subject to the continuation of and our compliance with the terms of those licenses. Our existing license agreements impose, and we expect that future license agreements will impose on us, various exclusivity obligations. If we fail to comply with our obligations under these agreements, the applicable licensor may have the right to terminate our license, in which case we may not be able to develop or commercialize the products or technologies covered by the license.

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our existing software. Despite testing by us, we may discover defects or errors in our software. In addition, we may encounter defects or errors in connection with the integration of software and technology we acquire, such as in our acquisitions of New Century Health or other future transactions. Any defects or errors could expose us to risk of liability to partners and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or partner satisfaction with our products and services or cause harm to our reputation.

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

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, we may face significant liabilities and our reputation and business will be harmed.

Our services involve the collection, storage and analysis of confidential information, including intellectual property and personal information of employees, health providers and others, as well as protected health information of our partners’ patients. Because of the extreme sensitivity of this information, the security features of our computer, network, and communications systems infrastructure are very important. In certain cases such information is provided to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures designed to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers, may be vulnerable to cyber-attacks, security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors, power outages, hardware failures or other similar events. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and partners, which could have a material adverse effect on our business, operations, and financial results.

A cyber-attack that bypasses our, or our third-party providers’, security systems successfully could require us to expend significant resources to remediate any damage, and prevent future occurrences, interrupt our operations, damage our reputation and our relationship with our partners, expose us or other third parties to a risk of loss or misuse of confidential information, reduce demand for our products and services or subject us to significant liability through litigation as well as regulatory action. While we maintain insurance covering certain security and privacy damages and claim expenses we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We may experience cybersecurity and other breach incidents that may remain undetected for an extended period. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. As a result, the costs of attempting to protect against cybersecurity risks and the costs of responding to cyber-attacks are significant. This could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage.

New data security laws and regulations are being implemented rapidly and are evolving, and we may not be able to timely comply with such requirements, and such requirements may not be compatible with our current processes. For example, in December 2018, the Department of Health and Human Services issued cybersecurity guidance for all health care organizations that addresses organizations' enterprise-level information security generally, including individually identifiable health information. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance.

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

The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in health care costs, expenses, general economic conditions and other factors. In addition, claims reserves reflect estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.

The profitability of our health plan business is dependent in part upon our ability to contract on favorable terms with hospitals, physicians, claims processing service providers and other health care providers. Physicians, hospitals and other health care providers may refuse to contract with us, and the failure to secure or maintain cost-effective health care provider contracts on competitive terms may result in a loss of membership or higher medical costs, which could adversely affect our business. In addition, consolidation among health care providers, ACO practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, and other organizational structures that physicians, hospitals and other care providers choose may change the way that these providers interact with us and may change the competitive landscape. Such organizations or groups of physicians may compete directly with us, which may impact our relationship with these providers or affect the way that we price our products and estimate our costs and may require us to incur costs to change our operations, and our business, cash flows, financial condition and results of operations could be adversely affected.

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

A significant reduction in the number of enrollees in our health plan could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain health care coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; negative publicity, through social media or otherwise, and news coverage; and failure to attain or maintain nationally recognized accreditations.

Failure to accurately underwrite performance-based contracts or to avoid reductions in performance-based contract rates could result in a reduction in profitability for New Century Health or us.

New Century Health, which we recently acquired, derives its revenue primarily from arrangements under which New Century Health assumes responsibility for a portion of the total cost of treatments (for oncology and cardiology patients) in exchange for a fixed fee. These are typically referred to as “performance-based contracts”. As a result of the recent acquisition of New Century Health and our own continued growth and expansion into performance-based contracts and products, if the Company is unable to accurately underwrite the health care cost risk for New Century Health and other performance-based contracts and products and control associated costs, the Company’s profitability could decline. Moreover, costs of providing cancer care are very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. The profitability of New Century Health’s performance-based contracts could also be reduced if New Century Health is unable to maintain its historical margins. The competitive environment for New Century Health’s performance-based products could result in pricing pressures which could cause New Century Health to reduce its rates. In addition, customer demands or expectations as to margin levels could cause New Century Health to reduce its rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trend could result in a decrease of New Century Health’s operating margins.

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

The Company has three reporting units: Legacy Services, New Century Health and True Health. Our total assets include substantial goodwill. At December 31, 2018, we had $768.1 million of goodwill on our Consolidated Balance Sheets. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.

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
In addition, following our 2017 annual goodwill review, we concluded that a sustained decline in the average closing price per share of our Class A common stock was an indicator that our goodwill might be impaired and we performed a quantitative goodwill impairment test as of December 14, 2017. Though we determined that fair value was greater than carrying value and goodwill was not impaired as of December 14, 2017, if our Class A common stock price declines significantly or if other indications of impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy or interest rates. Any further impairment charges that we may record in the future could be material to our results of operations.

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

We have incurred significant net losses in the past and we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with partners, develop our platforms, develop new solutions and comply with being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, as we continue to increase our partner base, we could incur increased losses because significant costs associated with entering into partner agreements are generally incurred up front, while revenue under certain of our partner agreements is recognized each period in the month in which the services are delivered. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. We may also fail to improve the gross margins of our business. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In preparing the adjusted results included in “Part II – Item 8. Financial Statements and Supplementary Data - Note 18 - Segment Reporting” in this Form 10-K, we have adjusted the results to exclude the impact of purchase accounting adjustments, stock-based compensation expenses, transaction expenses, related to transactions as well as certain other adjustments. These adjusted measures do not represent and should not be considered as alternatives to GAAP measurements, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 18 - Segment Reporting” for additional information.

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

Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles can have a significant effect on our reported financial position and financial results. For example, our adoption of ASU 2014-09, Revenue from Contracts with Customers, resulted in our recognition of the cumulative effect of applying the new revenue standard as a $17.3 million adjustment to the opening balance of retained earnings, including non-controlling interests, in the first quarter of 2018, and an increase of $27.9 million to retained earnings, including non-controlling interests, as of December 31, 2018, inclusive of the $17.3 million adjustment to the opening balance. This amount reflects the net impact to revenue and expenses that is recognized under ASC 606 but would not have been recognized under ASC 605. In addition, the adoption of new or revised accounting principles, including ASU 2016-02, Leases, which we have adopted as of January 1, 2019 using a modified retrospective approach, may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

Risks relating to our structure

We are a holding company and our principal asset is our interest in Evolent Health LLC and, accordingly, we are dependent upon distributions from Evolent Health LLC to pay taxes and other expenses, including interest on our convertible notes.

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

Under an exchange agreement we entered into at the time of our IPO, we granted TPG, The Advisory Board and Ptolemy Capital (together, the “Investor Stockholders”) an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units. Class B common units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B common units it receives in the Class B Exchange. The cancellation of the Class B common units results in an increase in the Company’s economic interest in Evolent Health LLC.

As of December 31, 2018, 17.5 million of the Class B common units held by the Investor Stockholders have been exchanged (together with an equal number of shares) for our Class A common stock. The remaining 70,000 Class B common units held by an Investor Stockholder may be exchanged (together with an equal number of shares) for our Class A common stock in the future. Past exchanges have resulted in, and future exchanges are expected to result in, increases in the tax basis of our share of the assets of Evolent Health LLC. These increases in tax basis have increased as a result of past exchanges, and future exchanges may result in increases in the tax basis of the assets of Evolent Health LLC that otherwise would not have been available. In addition, we expect that certain NOLs will be available to us as a result of the transactions as described in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - “Tax Receivables Agreement.” These increases in tax basis and NOLs may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

We have entered into the TRA, related to the tax basis step-up of the assets of Evolent Health LLC and certain NOLs of the former members of Evolent Health LLC, with the Investor Stockholders and certain of our other investors (the “TRA Holders”). Pursuant to the TRA, we will pay the TRA Holders 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of increases in tax basis resulting from exchanges of Class B common units for shares of our Class A common stock (calculated assuming that any post-IPO transfer of Class B common units (other than the exchanges) had not occurred) as well as certain other benefits attributable to payments under the TRA itself.

The TRA also requires us to pay 85% of the amount of the cash savings, if any, in U.S. federal, state and local and non-U.S. income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings and an affiliate of TPG attributable to periods prior to our IPO and the deduction of any imputed interest attributable to our payment obligations under the TRA.

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law (after giving effect to the reduction in the corporate income tax rate under the Tax Act) and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the Offering Reorganization and the estimated tax basis step-ups resulting from each completed exchange, if all of the Class B common units currently outstanding and held by the TRA Holders were acquired by us in taxable transactions on December 31, 2018, for a price of $19.95 per Class B common unit (based on the last reported sale price of our Class A common stock on December 31, 2018), we estimate that the total amount that we would be required to pay under the TRA could be approximately $105.5 million. This estimated amount includes approximately $16.6 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and approximately $88.5 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred in connection with our completed secondary offerings and private sales.

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

If the IRS successfully challenges the tax basis increases resulting from the Class B Exchanges or the existence or amount of the pre-IPO NOLs at any point in the future after payments are made under the TRA, we will not be reimbursed for any payments made under the TRA (although future payments under the TRA, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the IRS). As a result, in certain circumstances, we could be required to make payments under the TRA in excess of our cash tax savings.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the exchanges of Class B common units for our Class A common stock from the utilization of NOLs previously held by Evolent Health Holdings and an affiliate of TPG and from payments made under the TRA.

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by any Class B Exchanges and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - Tax Receivables Agreement” for additional information.

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

The TRA provides that upon certain changes of control, or if, at any time, we elect an early termination of the TRA or are in material breach of our obligations under the TRA, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits to the TRA Holders of Class B common units, the former stockholders of Evolent Health Holdings and the former stockholders of an affiliate of TPG. Such payment would be based on certain valuation assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. The benefits would be payable even though, in certain circumstances, no Class B common units are actually exchanged, thereby resulting in no corresponding tax basis step-up at the time of such accelerated payment under the TRA and no NOLs are actually used at the time of the accelerated payment under the TRA. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the TRA and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the TRA could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of holders of our Class A common stock.

Different interests among our investors or between our investors and us, including with respect to related party transactions, could prevent us from achieving our business goals.

As of February 25, 2019, UPMC owned 8.1% of our Class A common stock. Our pre-IPO investors could have business interests that conflict with those of the other investors, which may make it difficult for us to pursue strategic initiatives that require consensus among our owners.

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

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.

In October 2018, the Company issued the 2025 Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. In the event the conditional conversion feature of the 2025 Notes is triggered, holders of the 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2025 Notes to their face amount over the term of the 2025 Notes. We may report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the 2025 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2025 Notes, then our diluted earnings per share would be adversely affected.

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

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock, including any shares of Class A common stock they receive upon conversion of our convertible notes, and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

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

Sales or issuances of substantial amounts of our Class A common stock in the public market by us or sales by our existing stockholders of substantial amounts of our Class A common stock (including by UPMC, who owns 6.4 million shares of our Class A common stock as of February 25, 2019) in the public market could cause the market price of our Class A common stock to decrease significantly. The perception in the public market that these issuances or sales may occur could also depress our market price. As of February 25, 2019, there were 79.4 million shares of Class A common stock outstanding. In addition, 3.9 million options that are held by our employees are currently exercisable or will be exercisable in 2019.

In connection with acquisitions and other transactions, from time to time we issue shares of our Class A common stock in transactions exempt from registration under the Securities Act. For example, in connection with the acquisition of Valence Health, we issued 6.8 million shares of our Class A common stock in transactions exempt from registration under the Securities Act. In addition, in connection with the acquisition of New Century Health, we issued 3.1 million Class B common units of Evolent Health LLC (together with an equal number of shares of our Class B common stock), which together are exchangeable for shares of our Class A common stock in transactions exempt from registration under the Securities Act. Additional Class B common units (together with an equal number of our Class B common shares) may be issued as a result of the New Century Health acquisition in connection with an earnout. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional information. The market price of shares of our Class A common stock may drop significantly as a result of the issuance of additional shares, the resale of such shares or when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of our convertible notes or upon exchange of Class B common units.

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes or upon the exchange of Class B common units (together with an equal number of shares of our Class B common stock), or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate.

As of February 25, 2019, 79.4 million shares of our Class A common stock and 3.2 million Class B common units were outstanding. Up to a maximum of 6.8 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes. In addition, each Class B common unit, together with one share of our Class B common stock, is exchangeable for one share of Class A common stock. Pursuant to our registration rights agreement entered into at the time of our IPO, we granted registration rights to the holders of the Class B common units with respect to their shares of Class A common stock delivered in exchange for their Class B common units, as well as certain other holders of our Class A common stock. Resales of these securities were registered pursuant to our Registration Statement on Form S-3, File No. 333-212709, initially filed on July 28, 2016 and declared effective on August 12, 2016. We cannot assure you if or when any future offerings or resales of these shares may occur.

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

Each of TPG and UPMC and their respective affiliates may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our second amended and restated certificate of incorporation and stockholders’ agreement provide that such stockholders and their respective affiliates do not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that TPG or UPMC or any of their respective affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our second amended and restated certificate of incorporation and stockholders’ agreement also provide that, to the fullest extent permitted by law, none of such stockholders or their respective affiliates will be liable to us, for breach of any fiduciary duty or otherwise, by reason of the fact that any such stockholder or any of its affiliates directs such corporate opportunity to another person, or otherwise does not communicate information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by TPG or UPMC to themselves or their respective affiliates instead of to us.

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

We previously identified a material weakness in our internal control over financial reporting. Although the material weakness was remediated, if we identify additional material weaknesses in the future, we and our auditor may conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements, any of which could adversely impact our investors’ confidence and our stock price.

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

While management concluded that the previously identified material weakness had been remediated as of June 30, 2018, the identification of additional material weaknesses in the future may result in an adverse opinion from our auditors and/or hinder our ability to produce timely and accurate financial statements, which could negatively impact our investors’ confidence and the market price of our Class A common stock.

Our efforts to design and implement an effective control environment may not be sufficient to identify or prevent future material weaknesses or significant deficiencies from occurring. Any newly identified material weakness could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. In addition, if we identify future material weaknesses in our internal controls over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to investigations by the NYSE, the SEC or other regulatory authorities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 91,000 square feet of office space. We also lease offices throughout the United States and in Pune, India. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies,” the total rental expense on operating leases, net of sublease income, was $14.2 million for the year ended December 31, 2018.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data - Note 9 - Commitments and Contingencies - Litigation Matters.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “EVH.” Our Class B common stock is neither listed nor traded on any stock exchange.

Holders

As of February 25, 2019, there were 37 holders of record of our Class A common stock and 19 holders of record of our Class B common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock between June 5, 2015, and December 31, 2018, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on June 5, 2015, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the following graph are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Class A common stock.

Recent Sales of Unregistered Securities, Purchases of Equity Securities by the Issuer or Affiliated Purchases or Other Stockholder Matters

In March 2018, we issued 1.8 million shares of the Company’s Class A common stock to The Advisory Board in exchange for all of its outstanding shares of the Company’s Class B common stock and Class B common units. In November 2018, we issued 0.7 million shares of the Company’s Class A common stock to TPG in exchange for all of its outstanding shares of the Company’s Class B common stock and Class B common units. The issuances of these shares of Class A common stock were made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

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

The selected financial data (in thousands, except per share data) presented below as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016 was derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data (in thousands, except per share data) presented below as of December 31, 2016, 2015 and 2014, and for the years ended December 31, 2015 and 2014 was derived from our audited consolidated financial statements not included in this Form 10-K. You should read the following selected financial data in conjunction with “Part I - Item 1A. Risk Factors,” “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying audited consolidated financial statements and notes to consolidated financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in future periods.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Total revenue	$627,063	$434,950	$254,188	$96,878	$—
Goodwill impairment	—	—	160,600	—	—
Gain on consolidation	—	—	—	414,133	—
Income (loss) from equity
method investees	(4,736)	(1,755)	(841)	(28,165)	(25,246)
Net income (loss)	(54,191)	(69,767)	(226,778)	319,814	(25,246)
Per share data:
Net income (loss) - basic	$(0.68)	$(0.94)	$(3.55)	$13.14	$(13.46)
Net income (loss) - diluted	(0.68)	(0.94)	(3.55)	6.93	(13.46)

	As of December 31,
	2018	2017	2016	2015	2014
Goodwill	$768,124	$628,186	$626,569	$608,903	$—
Investments in and advances
to equity method investees	6,276	1,531	2,159	—	37,203
Total assets	1,722,281	1,312,697	1,199,839	1,015,514	37,203
Long-term debt, net of discount	221,041	121,394	120,283	—	—
Redeemable preferred stock	—	—	—	—	39,273
Non-controlling interests	45,532	35,427	209,588	285,238	—
Total equity (deficit)	1,189,356	1,046,306	912,114	934,579	(2,070)

The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire twelve-month periods ended December 31, 2018, 2017 and 2016.

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

During 2018, the Company undertook several transactions (including business combinations and an issuance of convertible debt), some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

New Century Health

On October 1, 2018, the Company completed its acquisition of New Century Health, including 100% of the voting equity interests. New Century Health is a technology-enabled, specialty care management company focused primarily on cancer and cardiac care and its assets include a proprietary technology platform which brings together clinical capabilities, pharmacy management and physician engagement to assist New Century Health’s customers in managing the large and complex specialties of cancer and cardiac care. We expect that the transaction will allow Evolent to enhance its clinical capabilities and enable it to offer a more integrated set of services to its current provider partners.
Total merger consideration, net of cash on hand and certain closing adjustments, was $205.1 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018. The merger consideration consisted of $118.7 million of cash consideration, 3.1 million shares of Evolent Health LLC’s Class B common units and an equal number of the Company’s Class B common stock, and an earn-out of up to $11.4 million, fair valued at $3.2 million as of October 1, 2018. The merger agreement includes an earn-out of up to $20.0 million, $11.4 million of which is payable to the former owners of New Century Health and $8.6 million of which is payable to former employees of New Century Health that became employees of the Company. The amount payable to the former owners of New Century Health is considered merger consideration. The amount payable to the former employees of New Century Health requires continued employment with the Company and is therefore considered post-combination compensation expense. The Evolent Health LLC Class B common units, together with a corresponding number of the Company’s Class B common stock, can be exchanged for an equivalent number of the Company’s Class A common stock, and were valued at $83.2 million using the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018.

Convertible debt issuance

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes were issued at par for net proceeds of $166.6 million. We incurred $5.9 million of debt issuance costs in connection with the 2025 Notes. The closing of the private placement of $150.0 million aggregate principal amount of the 2025 Notes occurred on October 22, 2018, and the Company completed the offering and sale of an additional $22.5 million aggregate principal amount of the 2025 Notes on October 24, 2018, pursuant to the initial purchasers’ exercise in full of their option to purchase additional notes. The Company loaned the net proceeds to Evolent Health LLC, which intends to use the net proceeds for working capital and other general corporate purposes.

Acquisition of certain assets from New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health, completed its previously announced acquisition of assets related to NMHC’s commercial, small and large group business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The consideration paid by the Company in connection with the acquisition consisted of $10.3 million in cash (subject to certain adjustments), of which $0.3 million was deposited in an escrow account. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico. Following the acquisition of NMHC’s assets, we operate through two segments, the Services segment and the True Health Segment.

2018 Private Sales

Under an exchange agreement we entered into at the time of our IPO, we granted the Investor Stockholders an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units. Class B common units received by the Company from relevant Investor Stockholders are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B common units it receives in the Class B Exchange. The cancellation of the Class B common units results in an increase in the Company’s economic interest in Evolent Health LLC.

In March 2018, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock in a private sale (the “March 2018 Private Sale”). The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its shares of the Company’s Class B common stock and Class B common units of Evolent Health LLC. The Company did not receive any proceeds from the March 2018 Private Sale. Subsequent to this Class B Exchange, in June 2018, The Advisory Board sold all of their remaining shares of the Company’s Class A common stock and no longer owns any of the shares of our Class A common stock, Class B common stock or Evolent Health LLC Class B common units held by the Advisory Board at the time of the IPO.

As a result of this Class B Exchange and Evolent Health LLC’s cancellation of the Class B common units during the March 2018 Private Sale, the Company’s economic interest in Evolent Health LLC increased from 96.6% to 98.9% immediately following the March 2018 Private Sale.

In November 2018, TPG sold 0.8 million shares of the Company’s Class A common stock in a number of private sales (the “November 2018 Private Sales”). The shares sold in the November 2018 Private Sales consisted of 0.1 million existing shares of the Company’s Class A common stock owned by TPG and 0.7 million newly-issued shares of the Company’s Class A common stock received by TPG pursuant to Class B Exchanges. The Company did not receive any proceeds from the November 2018 Private Sales. These sales represented all of TPG’s remaining equity interest in the Company and TPG no longer owns any of the shares of the Company’s Class A common stock, Class B common stock or Evolent Health LLC Class B common units held by TPG at the time of the IPO.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B common units during the November 2018 Private Sales, the Company’s economic interest in Evolent Health LLC increased from 95.3% to 96.1% immediately following the November 2018 Private Sales.

Business Overview

We are a market leader in the new era of health care delivery and payment, in which leading health systems and physician organizations, which we refer to as providers, are taking on increasing clinical and financial responsibility for the populations they serve. We provide integrated, technology-enabled services to our national network of leading health systems, physician organizations and national and regional payers across Medicare, Medicaid and commercial markets. By partnering with providers to accelerate their path to value-based care, we enable our provider partners to expand their market opportunity, diversify their revenue streams, grow market share and improve the quality of the care they provide.

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

We manage our operations and allocate resources across two reportable segments, our Services segment and our True Health Segment. The Company’s Services segment provides our customers, who we refer to as partners, with technology-enabled value-based care services, specialty care management services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses. All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

Services

Our Services segment includes three types of services designed to help our partners manage patient health in a more cost-effective manner: (1) value-based care services, (2) specialty care management services and (3) comprehensive health plan administration services. Our partners engage us to provide one type of service, or multiple types of services, depending on specific needs.

Core elements of our value-based care services include: (1) Identifi®, our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients, (2) population health performance, which supports the delivery of patient-centric cost effective care, (3) delivery network alignment, comprising the development of high performance delivery networks and (4) integrated cost and revenue management solutions including PBM and patient risk scoring.

Our specialty care management services support a broad range of specialty care delivery stakeholders during their transition from fee-for-service to value-based care, independent of their stage of maturation and specific market dynamics. We focus on the oncology and cardiology markets with the objective of helping providers and payers deliver higher quality, more affordable care and we provide comprehensive quality management, including diagnostics and treatment, for oncology and hematology patients.

Our comprehensive health plan administration services help providers assemble the complete infrastructure required to operate, manage and capitalize on a variety of financial and administrative management services, such as health plan services, risk management, analytics and reporting and leadership and management.

A large portion of our Services revenue is derived from our multi-year contracts, which are linked to the number of members that our partners are managing under a value-based care arrangement. This variable pricing model depends on the population being served as well as the number of services and technology applications that our partners utilize to advance their value-based care strategies and the number of members they are able to attract over time. In certain instances, we participate alongside our partners in risk-sharing arrangements whereby we share in a portion of the upside and downside performance of the value strategy. We expect to grow with current partners as they increase membership in their existing value-based operations, through expanding the number of services we provide to our existing partners, by adding new partners and by capturing value through risk-sharing arrangements.

As of December 31, 2018, we had contractual relationships with over 35 operating partners. A significant portion of our revenue is concentrated with a single partner, Passport, which comprised 17.5% of our consolidated revenue for 2018. Recent changes in the way the state of Kentucky distributes federal Medicaid benefits have had a significant negative impact on Passport. On February 15, 2019, Passport filed a lawsuit in Franklin County Circuit Court against the Kentucky Cabinet for Health and Family Services seeking immediate and long-term relief from a reduction in reimbursement rates that impact Medicaid beneficiaries covered by Passport. We are unable to predict the outcome of this matter, and this matter could result in significant reductions to the amount of revenue we receive from Passport. See “Risk factors- Recent rate changes in Kentucky have negatively impacted Passport, our largest partner in terms of revenue for 2018, and could significantly harm our business, financial condition and results of operations” for additional information.

We believe our Services business model provides strong visibility and aligns our partners’ incentives with our own. We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe our health system partners’ current value-based care arrangements represent a small portion of the health system’s total revenue each year. We believe the proportion of value-based care related revenues to total health system revenues will continue to grow, driven by continued price pressure in FFS, new government payment programs, growth in consumer-focused insurance programs, such as Medicare Advantage and managed Medicaid, and innovation in data and technology. Our Services business model benefits from scale, as we leverage our purpose-built technology-enabled solutions and centralized resources in conjunction with the growth of our partners’ membership base. While our absolute investment in our centralized resources and technologies will increase over time, we expect it will decrease as a percentage of revenue as we are able to scale this investment across a broader group of partners. Over time, we expect to see a shift away from our traditional fee-for-service provider sponsored health plan business toward different service arrangements and opportunities.

True Health

True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage. On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections-one of the first Consumer Operated and Oriented Plans established following the implementation of the ACA-including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent. Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. True Health also derives revenue from reinsurance premiums assumed from NMHC under the terms of the Reinsurance Agreement.

Our True Health segment operates a commercial health plan in New Mexico. We believe True Health provides an opportunity for us to leverage our Services offerings to support True Health and transform the health plan into a value-based provider-centric model of care.

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

Operating Segments

Operating segments are defined as components of a business that earn revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the CODM to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of our technology-enabled value-based care services, specialty care management services and comprehensive health plan administration services. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses. Our True Health segment also provides quota-share reinsurance to NMHC.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level, which is consistent with the way management evaluates our business. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. The Company has three reporting units: Legacy Services, New Century Health and True Health. Our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations and Comprehensive Income (Loss).

A description of our goodwill impairment tests during 2018 and 2017 follows below.

2018 Goodwill Impairment Test

On October 31, 2018, the Company performed its annual goodwill impairment review for fiscal year 2018. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of any of our reporting units was below their respective carrying values. As a result, a quantitative goodwill impairment analysis was not required.

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

Quantitative Assessment Results

To determine the implied fair value for our single reporting unit, we used both a market approach and an income approach. In determining the estimated fair value using the market approach, we considered the level of our Class A common stock price and assumptions that we believe market participants would make in valuing our reporting unit, including the application of a control premium. In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common units, the impact of updated tax legislation, capital market assumptions and other subjective inputs. If the fair value of the reporting unit derived using one approach is significantly different from the fair value estimate using the other approach, the Company re-evaluates its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the concluded fair value for the reporting unit. For purposes of this analysis, the Company weighted the results 70% towards the market approach and 30% towards the income approach, to give greater prominence to the Level 1 inputs used in the market approach.

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

As of December 31, 2017, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of December 31, 2017.

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

Management did not identify any additional indicators of impairment during 2018 or 2017.

Revenue Recognition

Services

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

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management (through capitated arrangements) and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily third-party administration (“TPA”) services. Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums.
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

Previous revenue policy

Prior to the adoption of the new revenue guidance on January 1, 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, the fees were fixed or determinable, the product or service had been delivered and collectability was assured. The Company considered the terms of each arrangement to determine the appropriate accounting treatment.

True Health

Our True Health segment derives revenue from premiums that are earned over the terms of the related insurance policies. True Health also derives revenue from reinsurance premiums assumed from NMHC under the terms of the Reinsurance Agreement. The portion of premiums that will be earned in the future or are received prior to the effectiveness of the policy are deferred and reported as premiums received in advance. These amounts are generally classified as short-term deferred revenue on our Consolidated Balance
Sheets.

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a four year period and expire ten years from the date of grant.

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

The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in “Cost of revenue” and “Selling, general and administrative expenses” in our Consolidated Statements of Operations and

Comprehensive Income (Loss). Additionally we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs. We recognize share-based award forfeitures as they occur.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income based on assumptions that are consistent with our future plans.

We are a holding company and our assets consist of our direct ownership in Evolent Health LLC, for which we are the managing member. Evolent Health LLC is classified as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, is not subject to U.S. federal, state and local income taxes. Taxable income or loss generated by Evolent Health LLC is allocated to holders of its units, including us, on a pro rata basis. Accordingly, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Evolent Health LLC. Evolent Health LLC has direct ownership in corporate subsidiaries, which are subject to U.S. and foreign taxes with respect to their own operations.

Claims Reserves

Claims reserves for our Services and True Health segments reflect estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. Claims reserves also reflect estimated amounts owed to NMHC under the Reinsurance Agreement. The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known.

Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Critical estimates used to value certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates.

The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. Goodwill is assigned to the reporting unit that benefits from the synergies arising from the business combination. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Adoption of New Accounting Standards

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

We intend to adopt the requirements of this standard effective January 1, 2019, using a modified retrospective approach. The Company has formulated an implementation team that is currently engaged in the evaluation process. We expect to take advantage of the package of practical expedients permitted within the new standard. We anticipate that this standard will have a material impact on our Consolidated Balance Sheets. We have considerable future minimum lease commitments related to our current noncancelable facility leases that expire through 2031, and we are currently in the process of renewing our lease at our headquarters in Arlington, Virginia. Recording our facility leases as right-of-use assets and the present value of remaining lease payments for leases in place at adoption as liabilities will have a material impact on our Consolidated Balance Sheets. We do not believe, however, that the adoption will have a material impact on our results of operations. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for a disclosure of our undiscounted future minimum lease commitments.

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

During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or per member per month, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. We recognize revenue for platforms and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate. The platform and operations agreements often include other variable fees including service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount, however we do not estimate variable consideration at contract inception if the variable fees will be allocated entirely to the platform and operations services performance obligation. In some cases we are required to estimate revenue using the most likely amount that we believe we are entitled to receive. All estimates are based on historical experience and the Company's best judgment at the time to the extent the Company believes it is probable that a significant reversal of revenue recognized will not occur. Due to the nature of our arrangements certain estimates may be constrained until the uncertainty is further resolved.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments through capitated arrangements.

Claims Expenses

Our claims expenses consist of the direct medical expenses incurred by our True Health segment, including expenses incurred related to the Reinsurance Agreement. Claims expenses are recognized in the period in which services are provided and include amounts that have been paid by us through the reporting date, as well as estimated medical claims and benefits payable for costs that have been incurred but not paid by us as of the reporting date. Claims expenses include, among other items, fee-for-service claims, pharmacy benefits, various other related medical costs and expenses related to our reinsurance agreement. We use judgment to determine the appropriate assumptions for determining the required estimates.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of employee-related expenses (including compensation, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, claims processing services, including PBM administration, technology infrastructure, clinical program development and data analytics.

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

Evolent Health, Inc. Consolidated Results

	For the Years Ended		Change Over		For the Years Ended		Change Over
	December 31,		Prior Period		December 31,		Prior Period
(in thousands, except percentages)	2018 (1)	2017	$	%	2017	2016 (2)	$	%
Revenue
Services:
Transformation services	$32,916	$29,466	$3,450	11.7%	$29,466	$38,320	$(8,854)	(23.1)%
Platform and operations services	500,190	405,484	94,706	23.4%	405,484	215,868	189,616	87.8%
Total Services	533,106	434,950	98,156	22.6%	434,950	254,188	180,762	71.1%
True Health:
Premiums	93,957	—	93,957	—%	—	—	—	—%
Total revenue	627,063	434,950	192,113	44.2%	434,950	254,188	180,762	71.1%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	327,825	269,352	58,473	21.7%	269,352	155,177	114,175	73.6%
Claims expenses	70,889	—	70,889	—%	—	—	—	—%
Selling, general and
administrative expenses	235,418	205,670	29,748	14.5%	205,670	160,692	44,978	28.0%
Depreciation and amortization expenses	44,515	32,368	12,147	37.5%	32,368	17,224	15,144	87.9%
Goodwill impairment	—	—	—	—%	—	160,600	(160,600)	—%
Change in fair value
of contingent consideration
and indemnification asset	(4,104)	400	(4,504)	—%	400	(2,086)	2,486	—%
Total operating expenses	674,543	507,790	166,753	32.8%	507,790	491,607	16,183	3.3%
Operating income (loss)	$(47,480)	$(72,840)	$25,360	34.8%	$(72,840)	$(237,419)	$164,579	69.3%

Transformation services revenue as a
% of total revenue	5.2%	6.8%			6.8%	15.1%
Platform and operations services
revenue as a % of total revenue	79.8%	93.2%			93.2%	84.9%
Premiums as a % of total revenue	15.0%	—%			—%	—%
Cost of revenue as a %
of Services revenue	61.5%	61.9%			61.9%	61.0%
Claims expenses as a % of premiums	75.4%	—%			—%	—%
Selling, general and administrative
expenses as a % of total revenue	37.5%	47.3%			47.3%	63.2%

(1) Results for the year ended December 31, 2018, include the results of the True Health segment from January 1, 2018, and the results of New Century Health from October 1, 2018. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information regarding these transactions.
(2) Results for the year ended December 31, 2016, include the results of Passport, Valence Health and Aldera from February 1, 2016, October 3, 2016 and November 1, 2016, respectively. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information regarding these transactions.

Comparison of the Results for the Year Ended December 31, 2018 to 2017

Revenue

Total revenue increased by $192.1 million, or 44.2%, to $627.1 million for the year ended December 31, 2018, as compared to 2017.

Transformation services revenue increased by $3.5 million, or 11.7%, to $32.9 million for the year ended December 31, 2018, as compared to 2017, due primarily to implementation efforts associated with new Medicaid managed care contracts. Overall, our offering has become more product-oriented, thereby resulting in a lower average transformation services revenue per newly added partner. As a result, we expect transformation services revenue to continue to decrease as a percentage of total revenue. Transformation services revenue accounted for 5.2% and 6.8% of our total revenue for the years ended December 31, 2018 and 2017, respectively.

Platform and operations services revenue accounted for 79.8% and 93.2% of our total revenue for the years ended December 31, 2018 and 2017, respectively. Platform and operations services revenue increased by $94.7 million, or 23.4%, to $500.2 million for the year ended December 31, 2018, as compared to 2017, primarily as a result of additional revenue from a business combination, an aggregate enrollment growth of 32.9% in lives on platform, an increase in our average PMPM fee and net gain share. We had over 35 operating partners as of December 31, 2018, as compared to over 25 as of December 31, 2017.

Premiums, including $3.2 million of premiums assumed from the Reinsurance Agreement, accounted for $94.0 million, or 15.0% of our total revenue for the year ended December 31, 2018. Total revenue for the year ended December 31, 2017, did not include any revenue from premiums as we did not own a health plan prior to 2018. In future periods, we expect revenues from the Reinsurance Agreement to represent a significantly increased percentage of premiums within the True Health segment.

Cost of Revenue

Cost of revenue increased by $58.5 million, or 21.7%, to $327.8 million for the year ended December 31, 2018, as compared to 2017. Cost of revenue increased year over year as a result of our business combinations during 2018. We incurred additional personnel costs of $18.8 million to support our growing customer base and service offerings. Additionally, we incurred approximately $38.7 million of costs related to claims and capitation payments to providers related to the New Century Health business in 2018. Approximately $1.5 million and $1.4 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively. Additionally, our technology services, TPA fees and other costs increased by $9.4 million period over period. The increase is attributable to costs to support our growth. There was also a decrease of $8.5 million in professional fees, period over period, primarily as a result of the timing of integration engineering performed for certain partners. Cost of revenue represented 61.5% and 61.9% of total Services revenue for the years ended December 31, 2018 and 2017, respectively. Our cost of revenue remained relatively flat as a percentage of our total Services revenue as we integrated new businesses acquired during 2018; however, we expect our cost of revenue to decrease as a percentage of total Services revenue going forward.

Claims Expenses

Claims expenses attributable to our True Health segment, including $3.9 million of expenses assumed from the Reinsurance Agreement, were $70.9 million for the year ended December 31, 2018, as compared to zero for the prior year, and consisted of claims paid during the period and the change in reserve for incurred but unreported claims. Claims expenses represented 75.4% of premiums for the year ended December 31, 2018. In future periods, we expect expenses related to the Reinsurance Agreement to represent a significantly increased percentage of claims expenses within the True Health segment.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $29.7 million, or 14.5%, to $235.4 million for the year ended December 31, 2018, as compared to 2017. Approximately $5.1 million of the increase in selling, general and administrative expenses was attributable to premium tax and other assessments relating to our True Health segment. These expenses were incurred during the year ended December 31, 2018, but were not incurred during the same period in 2017 as we did not own a health plan in 2017. During the year ended December 31, 2018, we incurred additional selling, general, and administrative expenses due partially to growth in our business resulting from our business combinations in 2018. Our selling, general and administrative expenses year over year also increased as a result of additional personnel costs in business development, research and development and general overhead, of $6.7 million. Approximately $16.1 million and 19.1 million of total personnel costs were attributable to stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively. Additionally, technology costs, professional fees, lease and other costs increased $6.8 million, $4.7 million, $2.8 million and $3.7 million, respectively, period over period, as a result of the growing customer base and service offerings and the New Century Health transaction. One-time transaction, transition and severance costs costs accounted for approximately $4.4 million and $10.5 million of total selling, general and administrative expenses for the years ended December 31, 2018 and 2017, respectively. Selling, general and administrative expenses represented 37.5% and 47.3% of total revenue for the years ended December 31, 2018 and 2017, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $12.1 million, or 37.5%, to $44.5 million for the year ended December 31, 2018, as compared to 2017. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions in 2018, as well as the continued capitalization of internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Change in fair value of contingent consideration and indemnification asset

We recorded a gain on change in fair value of contingent consideration and indemnification asset of $4.1 million for the year ended December 31, 2018, as compared to a loss of $0.4 million in 2017. The variance was the result of changes in the fair value of a mark-to-market contingent liability and indemnification asset, which were acquired through business combinations during 2016. The indemnification asset was settled during the second quarter of 2018. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 16” in this Form 10-K for further details regarding the fair value of our mark-to-market contingent liabilities.

Comparison of the Results for the Year Ended December 31, 2017 to 2016

Revenue

Total revenue increased by $180.8 million, or 71.1%, to $435.0 million for the year ended December 31, 2017, as compared to 2016.

Transformation services revenue decreased by $8.9 million, or 23.1%, to $29.5 million for the year ended December 31, 2017, as compared to 2016, due primarily to the fact that our offering has become more product-oriented, thereby resulting in a lower average transformation services revenue per newly added partner. As a result, we expect transformation services revenue to continue to decrease as a percentage of total revenue. Transformation services revenue accounted for 6.8% and 15.1% of our total revenue for the years ended December 31, 2017 and 2016, respectively.

Platform and operations services revenue accounted for 93.2% and 84.9% of our total revenue for the years ended December 31, 2017 and 2016, respectively. Platform and operations services revenue increased by $189.6 million, or 87.8%, to $405.5 million for the year ended December 31, 2017, as compared to 2016, primarily as a result of additional revenue from business combinations and aggregate enrollment growth of 79.1% from approximately 2.0 million lives on our platform as of December 31, 2016, to approximately $2.7 million lives on our platform as of December 31, 2017. We had over 25 operating partners as of December 31, 2017 and 2016.

Cost of Revenue

Cost of revenue increased by $114.2 million, or 73.6%, to $269.4 million for the year ended December 31, 2017, as compared to 2016. Cost of revenue increased period over period as a result of our business combinations during the fourth quarter of 2016. We incurred additional personnel costs and professional fees of $74.7 million and $14.3 million, respectively, to support our growing customer base and service offerings. Approximately $1.4 million and $2.7 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively. Additionally, our technology services, TPA fees and other costs increased by $25.2 million period over period. The increase is attributable to costs to support our growth. Transaction and other acquisition-related costs accounted for approximately $5.5 million and $2.8 million of cost of revenue for the years ended December 31, 2017 and 2016, respectively. Cost of revenue represented 61.9% and 61.0% of total Services revenue for the years ended December 31, 2017 and 2016, respectively. Our cost of revenue increased as a percentage of our total Services revenue as we integrated new businesses acquired during the fourth quarter of 2016; however, we expect our cost of revenue to decrease as a percentage of total Services revenue going forward.

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

Goodwill impairment

During the first quarter of 2016, we recorded an impairment charge of $160.6 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) as the implied fair value of goodwill was less than the carrying amount. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 7” in our 2017 Form 10-K for further details of the impairment charge to goodwill.

Change in fair value of contingent consideration and indemnification asset

Loss on change in fair value of contingent consideration and indemnification asset was $0.4 million for the year ended December 31, 2017, as compared to a gain of $2.1 million in 2016. This increase was the result of changes in value of mark-to-market contingent liabilities acquired through business combinations during 2016. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 16” in this Form 10-K for further details regarding the fair value of our mark-to-market contingent liabilities.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the Implementation Loan. We recorded interest income of $3.4 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. Interest income increased during 2018 as a result of additional interest income generated from cash received from the August 2017 Primary Offering and the issuance of the 2025 Notes, as well as interest payments received on the Implementation Loan and the capital-only reinsurance agreement with NMHC. Interest income increased by approximately $0.7 million for the year ended December 31, 2017 as compared to 2016, primarily as a result of additional interest income generated from cash received from the August 2017 Primary Offering and the issuance of the 2021 Notes.

Interest expense

Our interest expense is primarily attributable to our convertible debt offerings. The Company issued its 2021 Notes in December 2016. Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. The Company issued its 2025 Notes in October 2018. Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes contain a cash conversion option, which resulted in a debt discount of $71.8 million, allocated to equity. The amount allocated to equity, along with $3.4 million of issuance costs, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes.

We recorded interest expense (including amortization of debt discount and issuance costs) of approximately $5.4 million, $3.4 million and $0.2 million related to our 2021 Notes and 2025 Notes for the years ended December 31, 2018, 2017 and 2016, respectively. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” in this Form 10-K for further details of the convertible debt offerings.

Income (loss) from equity method investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $4.7 million, $1.8 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Equity method investments are further discussed at “Part II - Item 8. Financial Statements and Supplementary Data - Note 14” in this Form 10-K.

Provision (benefit) for income taxes

Our income tax expense relates to U.S. federal, state and local, as well as foreign jurisdictions. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, stock-based compensation, research and development credit carryforward, the impact of certain tax deduction limits related to meals and entertainment and other permanent nondeductible expenses. The Company will report taxes on its share of Evolent Health LLC income and the consolidated income tax benefit, which excludes earnings allocable to the non-controlling interest as well as the taxes of its subsidiaries.

During 2018, 2017 and 2016, we examined all sources of taxable income that may be available for the realization of remaining net deferred tax assets. Given the Company’s cumulative loss position, we concluded that there are no other current sources of taxable income and are currently reflecting a full valuation allowance in our financial statements recorded against our net deferred tax assets, with the exception of a portion of the indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC. As such, our effective tax rate in 2018, 2017 and 2016 was lower than the 21%, 35% and 35% U.S. federal statutory rate applicable for those tax periods.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of December 31, 2018, we owned 96.1% of the economic rights of the results of operations of Evolent Health LLC and, therefore, allocated the portion of the results of operations of Evolent Health LLC attributable to non-controlling interest to those shareholders. We owned 96.6% and 77.4% of the economic rights of the results of operations of Evolent Health LLC as of December 31, 2017 and 2016, respectively. The Company’s economic interest in Evolent Health LLC increased during 2016 as a result of Class B Exchanges during the September 2016 Secondary and Class A common stock issued for business combinations and options exercises and RSU vests during the year. The Company’s economic interest in Evolent Health LLC increased during 2017 as a result of the Class B Exchanges in connection with the 2017 Secondary Offerings, as well as our issuance of shares of Class A common stock in conjunction with the August 2017 Primary and option exercises and RSU vests during the year. The Company’s economic interest in Evolent Health LLC increased during 2018 as a result of Class B Exchanges during the March 2018 and November 2018 Private Sales, as well as our issuance of Class A common stock in conjunction with option exercises and RSU vests during the year. The Company’s economic interest in Evolent Health LLC decreased during 2018 as a result of the issuance of Class B common units and Class B common stock as part of the acquisition for New Century Health.

For the years ended December 31, 2018, 2017 and 2016, our results reflected net losses of $1.5 million, $9.1 million and $67.0 million, respectively, attributable to non-controlling interests, which represented 3.2%, 12.5% and 28.2%, respectively, of the operating losses of Evolent Health LLC. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 15” in this Form 10-K for additional discussion of our non-controlling interests.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $47.5 million, $72.8 million and $237.4 million, in 2018, 2017 and 2016, respectively. Net cash and restricted cash used in operating activities was $20.7 million, $28.0 million and $35.5 million in 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had $228.3 million of cash and cash equivalents and $160.8 million in restricted cash and restricted investments.

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

	For the Years Ended December 31,
	2018	2017	2016
Net cash and restricted cash provided by (used in) operating activities	$(20,651)	$(27,958)	$(35,510)
Net cash and restricted cash provided by (used in) investing activities	(160,375)	(12,265)	(96,657)
Net cash and restricted cash provided by (used in) financing activities	274,024	165,557	150,185

Operating Activities

Cash flows used in operating activities of $20.7 million in 2018 were due primarily to our net loss of $54.2 million, partially offset by non-cash items, including depreciation and amortization expenses of $44.5 million and stock-based compensation expense of $17.6 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. A decrease in accrued compensation and employee benefits, combined with increases in accounts receivable, prepaid expenses and contract cost assets, contributed approximately $65.0 million to our cash outflows. Those cash outflows were partially offset by increases in accounts payable, accrued liabilities, claims reserves and other long-term liabilities of approximately $32.0 million.

Cash flows used in operating activities of $28.0 million in 2017 were due primarily to our net loss of $69.8 million, partially offset by non-cash items, including depreciation and amortization expenses of $32.4 million and stock-based compensation expense of $20.4 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued liabilities, accrued compensation and employee benefits and other long-term liabilities, combined with an increase in accounts receivable, contributed approximately $19.1 million to our cash outflows. Those cash outflows were partially offset by increases in deferred revenue and accounts payable, combined with a decrease in prepaid expenses and other current assets, of approximately $11.8 million.

Cash flows used in operating activities of $35.5 million in 2016, were due primarily to our net loss of $226.8 million, partially offset by non-cash items, including goodwill impairment of $160.6 million, stock-based compensation expense of $18.6 million, depreciation and amortization expenses of $17.2 million and a $6.5 million loss related to the abandonment of the 14th Floor Space lease. Our operating cash flows were affected by the timing of customer billings and vendor payments.

Investing Activities

Cash flows used in investing activities of $160.4 million in 2018, primarily relate to cash paid for asset acquisitions or business combinations of $130.2 million, investments in internal-use software and purchases of property and equipment of $39.6 million, purchases of investments of $10.0 million and investments in equity method investees of $9.4 million. These amounts were partially offset by the $20.0 million principal repayment of the implementation funding loan and net maturities of restricted investments of $7.9 million.

Cash flows used in investing activities of $12.3 million in 2017 primarily relate to purchases of property and equipment of $27.8 million, payment of a $20.0 million implementation funding loan, purchases of restricted investments of $3.8 million and cash paid to acquire intangible technology assets of $3.7 million. These amounts were partially offset by the maturity of investment securities in the amount of $44.2 million.

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

Financing Activities

Cash flows provided by financing activities of $274.0 million in 2018 were primarily related to net proceeds of $167.2 million from the the issuance of convertible notes. In addition, there was a $96.2 million increase in working capital balances held on behalf of our partners for claims processing. Stock option exercises during the quarter resulted in additional proceeds of $11.9 million, which were partially offset by $1.2 million of taxes withheld and paid for vests of restricted stock units.

Cash flows provided by financing activities of $165.6 million in 2017 were primarily related to proceeds of $166.9 million from the August 2017 Primary. Stock option exercises during the year resulted in additional proceeds of $4.1 million, which were partially offset by $1.3 million of taxes withheld and paid for vests of restricted stock units. The inflows were further offset by a cash outflow of $4.2 million related to changes in working capital for claims processing services on behalf of our partners.

Cash flows provided by financing activities of $150.2 million in 2016 were due primarily to net proceeds received from the issuance of our 2021 Notes of $121.3 million, along with a cash inflow of $28.0 million related to changes in working capital for claims processing services on behalf of our partners. In addition, the Company received $1.3 million in proceeds from exercises of stock options, partially offset by taxes withheld and paid for vests of restricted stock units.

Convertible Debt Offerings

2025 Notes

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes were issued at par for net proceeds of $166.6 million.

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

Prior to the close of business on the business day immediately preceding April 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions, as described in the indenture, dated as of October 22, 2018, between the Company and U.S. Bank National Association, as trustee. On or after April 15, 2025, until the close of business on the business day immediately preceding the maturity date, holders may convert, at their option, all or any portion of their notes at the conversion rate at any time irrespective of any conditions. The 2025 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

2021 Notes

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

Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” for additional details about the Company’s convertible debt offerings.

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $11.0 million as of December 31, 2018, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of Company’s control and payment could be requested during 2019. The Company did not have any contingent commitments to equity-method investees as of December 31, 2017.

Reinsurance Agreements

During the fourth quarter of 2017, the Company entered into a 15-month, $10.0 million capital-only reinsurance agreement with NMHC, expiring on December 31, 2018. The purpose of the capital-only reinsurance was to provide balance sheet support to NMHC.

There was no uncertainty to the outcome of the arrangement as there was no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health was at risk for any cash payments on behalf of NMHC. As a result, this arrangement did not qualify for reinsurance accounting. The Company recorded a quarterly fee of approximately $0.2 million as non-operating income on its Consolidated Statements of Operations and Comprehensive Income (Loss) and maintained $10.0 million in restricted cash and restricted investments on its Consolidated Balance Sheets for the duration of the reinsurance agreement.

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into a 15-month quota-share reinsurance agreement with NMHC (“Reinsurance Agreement”). Under the terms of the Reinsurance Agreement, NMHC will cede 90% of its gross premiums to the Company and the Company will indemnify NMHC for 90% of its claims liability. The maximum amount of exposure to the Company is capped at 105% of premiums ceded to the Company by NMHC. The Reinsurance Agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company recorded the full amount of the gross reinsurance premiums and claims assumed by the Company within “Premiums” and “Claims Expenses,” respectively, and recorded claims-related administrative expenses within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). Amounts owed to NMHC under the Reinsurance Agreement are recorded within “Claims Reserves” on our consolidated balance sheets.

Contractual Obligations

Our contractual obligations (in thousands) as of December 31, 2018, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Operating leases for facilities	$11,470	$21,147	$14,484	$40,657	$87,758
Purchase obligations related to vendor contracts	6,236	2,417	—	—	8,653
Contingent loan commitments	11,000	—	—	—	11,000
Convertible debt interest payments	5,142	10,187	5,165	5,101	25,595
Convertible debt principal repayment	—	125,000	—	172,500	297,500
Total	$33,848	$158,751	$19,649	$218,258	$430,506

During the year ended December 31, 2018, the only material change outside the ordinary course of business in the contractual obligations set forth above was the addition of the principal and interest payments related to the 2025 Notes, as discussed in the “Convertible Senior Debt Offering” section above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $160.8 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $122.4 million, collateral for letters of credit required as security deposits for facility leases of $3.7 million, amounts held with financial institutions for risk-sharing arrangements of $34.1 million and other restricted balances as of December 31, 2018. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through December 31, 2018, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partner and our pre-IPO investor, UPMC. Information regarding transactions and amounts with related parties is discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 17” within this Form 10-K.

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

Interest Rate Risk

As of December 31, 2018, the Company had cash and cash equivalents and restricted cash and restricted investments of $389.1 million, which consisted of bank deposits with FDIC participating banks of $345.1 million, bank deposits in international banks of $0.6 million, cash equivalents deposited in a money-market fund of $42.6 million, and $0.8 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $10.0 million, which are classified as held-to-maturity investments.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). Our investments (including restricted investments) are classified as held-to-maturity and therefore are not subject to interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of December 31, 2018, we had $221.0 million, net of deferred offering costs and cash conversion discounts, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation losses of $0.2 million for the year ended December 31, 2018.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Equity Market Risk

We have exposure to equity market risk related to the potential exchange of our Class B common shares. Pursuant to and subject to the terms of exchange agreements we entered into in connection with our IPO and our acquisition of New Century Health, and the third amended and restated LLC agreement of Evolent Health LLC, certain holders of our Class B common shares may at any time and from time to time exchange their Class B common shares, together with an equal number of Class B common units of Evolent Health LLC, for shares of our Class A common stock on a one-for-one basis. A decision to exchange these shares may be, in part, driven by equity market conditions and, more specifically, the price of our Class A common stock. An exchange of our Class B common shares would:

•
Increase our ownership in our consolidated operating subsidiary, Evolent Health LLC. See “Item 8. Financial Statements and Supplementary Data - Note 15” within this Form 10-K for additional information;

•
Increase the number of outstanding shares of our Class A common stock. See “Item 8. Financial Statements and Supplementary Data - Note 10” in this Form 10-K for information relating to potentially dilutive securities and the impact on our historical earnings per share; and

•
Increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets and possibly subject us to payments under the TRA agreement. See “Item 8. Financial Statements and Supplementary Data - Note 12” in this Form 10-K for further information on tax matters related to the exchange of Class B common shares.

For example, as discussed in “Item 8. Financial Statements and Supplementary Data - Note 15,” 0.7 million shares of the Company’s Class A common stock were issued to TPG pursuant to Class B Exchanges relating to multiple private sales during November 2018. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units triggered by the November 2018 Private Sales, the Company’s economic interest in Evolent Health LLC increased from 95.3% to 96.1% immediately following the November 2018 Private Sales.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Evolent Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018, and the manner in which it defines a business when performing the accounting for an acquisition and the manner in which it performs the annual goodwill impairment assessment in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded New Century Health, Inc. and True Health New Mexico, Inc. from its assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. We have also excluded New Century Health, Inc. and True Health New Mexico, Inc. from our audit of internal control over financial reporting. New Century Health, Inc. and True Health New Mexico, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1.4% and 1.8% of total assets, respectively and approximately 7.8% and 15.0% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2019

We have served as the Company’s or its predecessor’s auditor since 2012, which includes periods before the Company became subject to SEC reporting requirements.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$228,320	$238,433
Restricted cash and restricted investments	154,718	62,398
Accounts receivable, net (amounts related to affiliates: 2018 - $8,519; 2017 - $3,358)	80,208	48,947
Prepaid expenses and other current assets (amounts related to affiliates: 2018 - $85; 2017 - $25)	22,618	8,404
Notes receivable	—	20,000
Contract assets	2,102	—
Total current assets	487,966	378,182
Restricted cash and restricted investments	6,105	3,287
Investments, at amortized cost	10,010	—
Investments in and advances to equity method investees	6,276	1,531
Property and equipment, net	73,628	50,922
Prepaid expenses and other noncurrent assets (amounts related to affiliates: 2018 - $2,500; 2017 - $0	15,028	9,328
Contract assets	961	—
Contract cost assets	19,147	—
Intangible assets, net	335,036	241,261
Goodwill	768,124	628,186
Total assets	$1,722,281	$1,312,697

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (amounts related to affiliates: 2018 - $1,564; 2017 - $10,284)	$146,760	$42,930
Accrued liabilities (amounts related to affiliates: 2018 - $798; 2017 - $719)	48,957	29,572
Accrued compensation and employee benefits	25,460	35,390
Deferred revenue	20,584	24,807
Claims reserves	27,595	—
Total current liabilities	269,356	132,699
Long-term debt, net of discount	221,041	121,394
Other long-term liabilities	17,090	9,861
Deferred tax liabilities, net	25,438	2,437
Total liabilities	532,925	266,391

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized as of December 31, 2018 and 2017;
79,172,118 and 74,723,597 shares issued and outstanding as of December 31, 2018 and 2017, respectively	792	747
Class B common stock - $0.01 par value; 100,000,000 shares authorized as of December 31, 2018 and 2017;
3,190,301 and 2,653,544 shares issued and outstanding as of December 31, 2018 and 2017, respectively	31	27
Additional paid-in-capital	1,093,174	924,153
Accumulated other comprehensive income (loss)	(182)	—
Retained earnings (accumulated deficit)	50,009	85,952
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,143,824	1,010,879
Non-controlling interests	45,532	35,427
Total shareholders' equity (deficit)	1,189,356	1,046,306
Total liabilities and shareholders' equity (deficit)	$1,722,281	$1,312,697

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenue
Transformation services (1)	$32,916	$29,466	$38,320
Platform and operations services (1)	500,190	405,484	215,868
Premiums	93,957	—	—
Total revenue	627,063	434,950	254,188

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	327,825	269,352	155,177
Claims expenses	70,889	—	—
Selling, general and administrative expenses (1)	235,418	205,670	160,692
Depreciation and amortization expenses	44,515	32,368	17,224
Goodwill impairment	—	—	160,600
Change in fair value of contingent consideration and indemnification asset	(4,104)	400	(2,086)
Total operating expenses	674,543	507,790	491,607
Operating income (loss)	(47,480)	(72,840)	(237,419)
Interest income	3,440	1,656	970
Interest expense	(5,484)	(3,636)	(247)
Income (loss) from equity method investees	(4,736)	(1,755)	(841)
Other income (expense), net	109	171	4
Income (loss) before income taxes and non-controlling interests	(54,151)	(76,404)	(237,533)
Provision (benefit) for income taxes	40	(6,637)	(10,755)
Net income (loss)	(54,191)	(69,767)	(226,778)
Net income (loss) attributable to non-controlling interests	(1,533)	(9,102)	(67,036)
Net income (loss) attributable to Evolent Health, Inc.	$(52,658)	$(60,665)	$(159,742)

Earnings (Loss) Available for Common Shareholders
Basic and diluted	$(52,658)	$(60,665)	$(159,742)

Earnings (Loss) per Common Share
Basic and diluted	$(0.68)	$(0.94)	$(3.55)

Weighted-Average Common Shares Outstanding
Basic and diluted	77,338	64,351	45,031

Comprehensive income (loss)
Net income (loss)	$(54,191)	$(69,767)	$(226,778)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	(182)	—	—
Total comprehensive income (loss)	(54,373)	(69,767)	(226,778)
Total comprehensive income (loss) attributable to non-controlling interests	(1,533)	(9,102)	(67,036)
Total comprehensive income (loss) attributable to Evolent Health, Inc.	$(52,840)	$(60,665)	$(159,742)

(1) See Note 17 for amounts related to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(54,191)	$(69,767)	$(226,778)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration and indemnification asset	(4,104)	400	(2,086)
Loss from lease abandonment	—	—	6,456
(Income) loss from equity method investees	4,736	1,755	841
Depreciation and amortization expenses	44,515	32,368	17,224
Goodwill impairment	—	—	160,600
Stock-based compensation expense	17,609	20,437	18,604
Acceleration of unvested equity awards for Valence Health employees	—	—	3,897
Deferred tax provision (benefit)	44	(7,271)	(10,755)
Amortization of contract cost assets	2,703	—	—
Amortization of deferred financing costs	2,455	914	—
Other	448	490	916
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net and contract assets	(24,503)	(11,258)	(11,044)
Prepaid expenses and other current and noncurrent assets	(14,746)	2,729	(9,968)
Contract cost assets	(11,179)	—	—
Accounts payable	7,598	5,563	(6,371)
Accrued liabilities	12,180	(2,781)	15,229
Accrued compensation and employee benefits	(14,571)	(3,303)	6,678
Deferred revenue	(1,819)	3,548	1,200
Claims reserves	8,964	—	—
Other long-term liabilities	3,210	(1,782)	(153)
Net cash and restricted cash provided by (used in) operating activities	(20,651)	(27,958)	(35,510)
Cash Flows from Investing Activities
Cash paid for asset acquisitions or business combinations	(130,241)	(3,694)	(82,560)
Loan for implementation funding	—	(20,000)	—
Principal repayment of implementation funding loan	20,000	—	—
Amount received from escrow in asset acquisition	500	—	—
Investments in and advances to equity method investees	(9,360)	(1,128)	(3,000)
Purchases of investments	(10,010)	—	—
Maturities and sales of investments	349	44,210	9,379
Investments in internal-use software and purchases of property and equipment	(39,550)	(27,848)	(15,526)
Purchase and maturities of restricted investments	7,937	(3,805)	(4,950)
Net cash and restricted cash provided by (used in) investing activities	(160,375)	(12,265)	(96,657)
Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of stock issuance costs	—	166,947	—
Changes in working capital balances related to claims processing on behalf of partners	96,153	(4,200)	28,041
Proceeds from stock option exercises	11,929	4,082	1,259
Proceeds from issuance of convertible notes, net of issuance costs	167,178	—	121,250
Taxes withheld and paid for vesting of restricted stock units	(1,236)	(1,272)	(365)
Net cash and restricted cash provided by (used in) financing activities	274,024	165,557	150,185
Effect of exchange rate on cash and cash equivalents and restricted cash	(36)	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	92,962	125,334	18,018
Cash and cash equivalents and restricted cash as of beginning-of-period	295,363	170,029	152,011
Cash and cash equivalents and restricted cash as of end-of-period	$388,325	$295,363	$170,029

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2015	41,491	$415	17,525	$175	$342,063	$—	$306,688	$285,238	$934,579
Cumulative-effect adjustment from adoption of new accounting principle	—	—	—	—	468	—	(329)	(139)	—
Stock-based compensation expense	—	—	—	—	16,147	—	—	—	16,147
Acceleration of unvested equity awards for Valence Health employees	162	2	—	—	3,897	—	—	—	3,899
Exercise of stock options	221	—	—	—	1,259	—	—	—	1,259
Restricted stock units vested, net of shares withheld for taxes	84	—	—	—	2,193	—	—	—	2,193
Exchange of Class B common stock	2,178	22	(2,178)	(22)	28,220	—	—	(28,220)	—
Tax impact of Class B common stock exchange	—	—	—	—	1,606	—	—	—	1,606
Issuance of Class A common stock for business combinations	8,451	67	—	—	177,715	—	—	—	177,782
Tax impact of Class A common stock issued for business combinations	—	—	—	—	1,427	—	—	—	1,427
Net income (loss)	—	—	—	—	—	—	(159,742)	(67,036)	(226,778)
Reclassification of non-controlling interests	—	—	—	—	(19,745)	—	—	19,745	—
Balance as of December 31, 2016	52,587	506	15,347	153	555,250	—	146,617	209,588	912,114
Stock-based compensation expense	—	—	—	—	20,437	—	—	—	20,437
Exercise of stock options	788	28	—	—	4,054	—	—	—	4,082
Restricted stock units vested, net of shares withheld for taxes	149	2	—	—	(1,274)	—	—	—	(1,272)
Shares released from Valence Health escrow	(310)	(3)	—	—	911	—	—	—	908
Exchange of Class B common stock	12,693	126	(12,693)	(126)	168,883	—	—	(168,883)	—
Tax impact of 2017 Securities Offerings	—	—	—	—	12,857	—	—	—	12,857
Issuance of Class A common stock during August 2017 Primary	8,816	88	—	—	166,859	—	—	—	166,947
Net income (loss)	—	—	—	—	—	—	(60,665)	(9,102)	(69,767)
Reclassification of non-controlling interests	—	—	—	—	(3,824)	—	—	3,824	—
Balance as of December 31, 2017	74,723	747	2,654	27	924,153	—	85,952	35,427	1,046,306
Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	17,221	—	—	—	17,221
Exercise of stock options	1,720	16	—	—	11,913	—	—	—	11,929
Restricted stock units vested, net of shares withheld for taxes	212	2	—	—	(1,238)	—	—	—	(1,236)
Issuance of Class B common stock for business combination	—	—	3,120	31	40,355	—	—	42,787	83,173
Equity component of 2025 Notes, net of issuance costs	—	—	—	—	69,378	—	—	—	69,378
Exchange of Class B common stock	2,584	27	(2,584)	(27)	34,682	—	—	(34,682)	—
Tax impact of Class B common stock exchange	—	—	—	—	652	—	—	—	652
Shares released from Valence Health escrow	(67)	—	—	—	(1,003)	—	—	—	(1,003)
Foreign currency translation adjustment	—	—	—	—	—	(182)	—	—	(182)
Net income (loss)	—	—	—	—	—	—	(52,658)	(1,533)	(54,191)
Reclassification of non-controlling interests	—	—	—	—	(2,939)	—	—	2,939	—
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$45,532	$1,189,356

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company operates through two segments. The Company’s Services segment provides our customers, who we refer to as partners, with a population management platform, integrated data and analytics capabilities, claims processing services, including pharmacy benefit management, specialty care management services and comprehensive health plan administration services. Together, these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s wholly-owned subsidiary, True Health, operates as a separate segment and is a commercial health plan we operate in New Mexico that focuses on small and large businesses. The Company’s headquarters is located in Arlington, Virginia.

As of December 31, 2018, Evolent Health, Inc. owned 96.1% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and controls its operations. Therefore, the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc.

Since its inception, the Company has incurred losses from operations. As of December 31, 2018, the Company had cash and cash equivalents of $228.3 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

Evolent Health LLC Governance

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

We entered into exchange agreements with certain investors in connection with our IPO and our acquisition of New Century Health, pursuant to which certain holders of Evolent Health LLC Class B common units may exchange their Evolent Health LLC Class B common units, together with an equal number of shares of our Class B common stock, for shares of our Class A common stock at any time and from time to time in accordance with and subject to the terms of the exchange agreements and the third amended and restated operating agreement of Evolent Health LLC. The amount of Class A common stock issued or conveyed will be subject to equitable adjustments for stock splits, stock dividends and reclassifications. As holders exchange their Evolent Health LLC Class B common units and our Class B common stock for our Class A common stock, our interest in Evolent Health LLC will increase.

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

Summary of Significant Accounting Policies

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles and long lived assets), liabilities (including IBNR), consideration related to business combinations and asset acquisitions, revenue recognition including variable consideration, estimated selling prices for performance obligations in contracts with multiple performance obligations, claims reserves, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and the useful lives of intangible assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

Operating Segments

Operating segments are defined as components of a business that earn revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of our technology-enabled value-based care services, specialty care management services and comprehensive health plan administration services. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses. See Note 18 for a discussion of our operating results by segment.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of December 31,
	2018	2017
Collateral for letters of credit
for facility leases (1)	$3,710	$3,812
Collateral with financial institutions (2)	34,142	24,725
Claims processing services (3)	122,439	26,286
Collateral for reinsurance agreement (4)	—	10,000
Other	532	862
Total restricted cash
and restricted investments	160,823	65,685

Current restricted investments	211	8,150
Current restricted cash	154,507	54,248
Total current restricted cash
and restricted investments	154,718	62,398

Noncurrent restricted investments	607	605
Noncurrent restricted cash	5,498	2,682
Total noncurrent restricted cash
and restricted investments	$6,105	$3,287

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of December 31, 2018 and 2017, approximately $31.2 million and $16.6 million of the collateral amount was held in a trust account and invested in money market funds related to risk-sharing arrangements. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. As of December 31, 2017, approximately $8.2 million of the collateral amount was invested in restricted certificates of deposit with remaining maturities of less than 12 months related to risk-sharing arrangements. The restricted investments are classified as held-to-maturity and stated at amortized cost. Fair value of the certificates of deposit is determined using Level 2 inputs and approximates amortized cost as of December 31, 2017. See Note 16 for discussion of fair value measurement and Note 9 for discussion of our risk-sharing arrangements. As of December 31, 2018, approximately $2.9 million of the collateral amount was held in a FDIC participating bank account, primarily related to a line of credit.
(3) Represents cash held by Evolent related to claims processing on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.
(4) This amount represents restricted cash required as part of our capital-only reinsurance agreement with NMHC that terminated during the fourth quarter of 2018. The reinsurance agreement is further discussed in Note 9.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	As of December 31,
	2018	2017
Cash and cash equivalents	$228,320	$238,433
Restricted cash and restricted investments	160,823	65,685
Restricted investments included in
restricted cash and restricted investments	(818)	(8,755)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$388,325	$295,363

Notes Receivable

Notes receivable are carried at the face amount of each note plus respective accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $20.0 million in the form of an implementation funding loan (the “Implementation Loan”) under an agreement with a current customer entered during the year ended December 31, 2017. The Implementation Loan helped support implementation services to assist the customer in expanding its Medicaid membership. The Implementation Loan carried a fixed interest rate of 2.5% per annum and the terms of the agreement governing the Implementation Loan required it to be repaid in ten equal monthly installments of $2.0 million, plus accrued interest, during 2018. The Implementation Loan has been repaid in full, thus there was no outstanding notes receivable balance recorded on our Consolidated Balance Sheets as of December 31, 2018.

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

When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) and were $18.2 million, $17.2 million and $11.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Critical estimates used to value certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates.

The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. Goodwill is assigned to the reporting unit that benefits from the synergies arising from the business combination. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level, which is consistent with the way management evaluates our business. The Company has three reporting units: Legacy Services, New Century Health and True Health. Our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 for additional discussion regarding the goodwill impairment tests conducted during 2018 and 2017.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. The Company acquired additional intangible assets in conjunction with strategic acquisitions made during 2018. Information regarding the determination and allocation of the fair value of the acquired assets and liabilities is further described within Note 4.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	10-20 years
Customer relationships	15-25 years
Technology	5 years
Provider network contracts	5 years

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

Claims Reserves

Claims reserves for our Services and True Health segments reflect estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. Claims reserves also reflect estimated amounts owed to NMHC under a reinsurance agreement as discussed further in Note 9. The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known. See Note 19 for additional discussion regarding our claims reserves.

Long-term Debt

Convertible notes are carried at cost, net of debt discounts and issuance costs, as long-term debt on the Consolidated Balance Sheets. The debt discounts and issuance costs are amortized to non-cash interest expense using the straight line method over the contractual term of the note if that method is not materially different from the effective interest rate method. Cash interest payments are due semi-annually in arrears and we accrue interest expense monthly based on the annual coupon rate. See Note 8 for further discussion regarding our convertible notes.

Leases

The Company leases all of its office space and enters into various other operating lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. The operating lease agreements may contain tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability on our Consolidated Balance Sheets equal to the difference between the rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the terms of the leases. In addition, the Company has entered into sublease agreements for some of its leased office space. Total rental income attributable to the subleases is offset against rent expense recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the terms of the leases. As of December 31, 2018 and 2017, the Company had not entered into any material capital leases.

The Company is subject to non-cancellable leases for offices or portions of offices for which use might cease, resulting in a lease abandonment. When a lease abandonment is determined to have occurred, the present value of the future lease payments, net of estimated sublease payments, along with any unamortized tenant improvement costs, are recognized as lease abandonment expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) with a corresponding liability in the Company’s Consolidated Balance Sheets. See Note 9 for discussion of the lease abandonment.

Impairment of Equity Method Investments

The Company considers potential impairment triggers for its equity method investments, and the equity method investments will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analyses and recent operating results. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. There was no material impairment recorded for the years ended December 31, 2018, 2017 and 2016.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments through capitated arrangements.

Claims Expenses

Our claims expenses consist of the direct medical expenses incurred by our True Health segment. Claims expenses are recognized in the period in which services are provided and include amounts that have been paid by us through the reporting date, as well as estimated medical claims and benefits payable for costs that have been incurred but not paid by us as of the reporting date. Claims expenses include, among other items, fee-for-service claims, pharmacy benefits, various other related medical costs and expenses related to our reinsurance agreement. We use judgment to determine the appropriate assumptions for determining the required estimates.

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a four year period and expire ten years from the date of grant.

We expense the fair value of stock-based awards granted under our incentive compensation plans. Fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in “Cost of revenue” and “Selling, general and administrative expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, and if applicable, we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs. We recognize share-based award forfeitures as they occur.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2018 and 2017, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and India and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

We are a holding company and our assets consist of our direct ownership in Evolent Health LLC, for which we are the managing member. Evolent Health LLC is classified as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, is not subject to U.S. federal, state and local income taxes. Taxable income or loss generated by Evolent Health LLC is allocated to holders of its units, including us, on a pro rata basis. Accordingly, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Evolent Health LLC. Evolent Health LLC has direct ownership in corporate subsidiaries, which are subject to U.S. and foreign taxes with respect to their own operations.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to Class A common shareholders by the weighted-average number of Class A common shares outstanding.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares plus the weighted average number of Class A common shares assuming the conversion of our convertible notes, as well as the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our exchangeable Class B common stock. For periods of net loss, shares used in the diluted earnings (loss) per share calculation represent basic shares as using potentially dilutive shares would be anti-dilutive.

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

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. We recorded a foreign currency translation loss of $0.2 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2018, which resulted in an “Accumulated other comprehensive loss” of $0.2 million on our Consolidated Balance Sheet as of December 31, 2018.

Change in Accounting Principle

Adoption of ASU 2014-09, Revenue from Contracts with Customers

As discussed in Note 3, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018. The following is our updated accounting policy with respect to revenue recognition for our Services segment.

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. Revenue is recognized when control of the services is transferred to our customers. With the exception of revenues from our downside risk sharing arrangements through our insurance subsidiary, we use the following 5-Step model, outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine revenue recognition on our contracts with customers:

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

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management (through capitated arrangements) and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily third-party administration (“TPA”) services. Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue for platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

Previous revenue policy

Prior to the adoption of the new revenue guidance on January 1, 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, the fees were fixed or determinable, the product or service had been delivered and collectability was assured. The Company considered the terms of each arrangement to determine the appropriate accounting treatment.

In accordance with the requirements under ASU 2014-09, the impact of adoption to our consolidated financial statements was as follows. See Note 5 for additional disclosures regarding Evolent's contracts with customers.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands)
	For the Year Ended December 31, 2018
		Amounts without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Revenue
Transformation services	$32,916	$35,238	$(2,322)
Platform and operations services	500,190	497,284	2,906

Expenses
Cost of revenue (exclusive of depreciation and amortization
presented separately below)	327,825	337,080	(9,255)
Selling, general and administrative expenses	235,418	236,173	(755)
Income (loss) before income taxes and non-controlling interests	(54,151)	(64,745)	10,594

Condensed Consolidated Balance Sheets
(in thousands)
	As of December 31, 2018
		Balances without	Impact of
		adoption of	adoption
	As Reported	ASC 606	Higher/(Lower)
Assets
Accounts receivable, net	$80,208	$77,197	$3,011
Contract assets (current)	2,102	—	2,102
Contract assets (noncurrent)	961	—	961
Contract cost assets	19,147	—	19,147

Liabilities and Shareholders' Equity (Deficit)

Liabilities
Deferred revenue	$20,584	$23,391	$(2,807)
Other long-term liabilities	17,090	16,965	125

Shareholders' Equity (Deficit)
Retained earnings (accumulated deficit)	50,009	23,111	26,898
Non-controlling interests	45,532	44,527	1,005

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. The update expands the scope of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU specifies that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in the update also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We adopted the requirements of this standard effective July 1, 2018, and the adoption did not have a material impact to our financial condition and results of operations during 2018. Going forward, we do not expect the adoption to have a material impact on our financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight‑line basis over the term of the lease, respectively. A lessee is also required to record a right‑of‑use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 (ASC Topic 842) supersedes the previous leases standard, ASC 840, Leases. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. A modified retrospective transition approach was required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, which is intended to make targeted improvements to ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The requirements of ASU 2018-11 are effective on the same date as the requirements of ASU 2016-02. Pursuant to ASU 2018-11, the Company will apply the new standard at its adoption date rather than at the earliest comparative period presented in the financial statements and recognize a cumulative-effect adjustment to the opening balance of retaining earnings.

We intend to adopt the requirements of the new lease accounting standard effective January 1, 2019, using a modified retrospective approach. The Company has formulated an implementation team that is currently engaged in the evaluation process. We expect to take advantage of the package of practical expedients permitted within the new standard. We anticipate that this standard will have a material impact on our Consolidated Balance Sheets. We have considerable future minimum lease commitments related to our current noncancelable facility leases that expire through 2031, and we are currently in the process of renewing our lease at our headquarters in Arlington, Virginia. Recording our facility leases as right-of-use assets and the present value of remaining lease payments for leases in place at adoption as liabilities will have a material impact on our Consolidated Balance Sheets. We do not believe, however, that the adoption will have a material impact on our results of operations. See Note 9 for a disclosure of our undiscounted future minimum lease commitments.

4. Transactions

Business Combinations

New Century Health

On October 1, 2018, the Company completed its acquisition of New Century Health, including 100% of the voting equity interests. New Century Health is a technology-enabled, specialty care management company focused primarily on cancer and cardiac care and its assets include a proprietary technology platform which brings together clinical capabilities, pharmacy management and physician engagement to assist New Century Health’s customers in managing the large and complex specialties of cancer and cardiac care. We expect that the transaction will allow Evolent to enhance its clinical capabilities and enable it to offer a more integrated set of services to its current provider partners.
Total merger consideration, net of cash on hand and certain closing adjustments, was $205.1 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018. The merger consideration consisted of $118.7 million of cash consideration, 3.1 million shares of Evolent Health LLC’s Class B common units and an equal number of the Company’s Class B common stock and an earn-out of up to $11.4 million, fair valued at $3.2 million as of October 1, 2018. The merger agreement includes an earn-out of up to $20.0 million, $11.4 million of which is payable to the former owners of New Century Health and $8.6 million of which is payable to former employees of New Century Health that became employees of the Company. The amount payable to the former owners of New Century Health is considered merger consideration. The amount payable to the former employees of New Century Health requires continued employment with the Company and is therefore considered post-combination compensation expense. See Note 16 for additional information regarding the fair value determination of the earn-out consideration and Note 11 for additional information about the portion of the earn-out that is classified as post-combination compensation expense. The Evolent Health LLC Class B common units, together with a corresponding number of the Company’s Class B common stock, can be exchanged for an equivalent number of the Company’s Class A common stock, and were valued at $83.2 million using the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018.
As a result of the Class B common stock issued for the New Century Health transaction, the Company’s ownership in Evolent Health LLC decreased from 99.0% to 95.3%, immediately following the acquisition. The Company incurred approximately $1.6 million of transaction costs related to the New Century Health transaction during 2018, which are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounted for the transaction as a business combination using the acquisition method of accounting.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2018, as follows (in thousands):

Purchase consideration:
Cash	$124,652
Fair value of Class B common stock issued	83,173
Fair value of contingent consideration	3,200
Total consideration	$211,025

Tangible assets acquired:
Cash and cash equivalents	$5,963
Accounts receivable	5,559
Prepaid expenses and other current assets	7,901
Property and equipment	381
Other noncurrent assets	148

Identifiable intangible assets acquired:
Customer relationships	72,500
Technology	27,000
Corporate trade name	4,300
Provider network contracts	9,600

Liabilities assumed:
Accounts payable	1,167
Accrued liabilities	1,494
Accrued compensation and employee benefits	3,966
Claims reserves	18,631
Deferred tax liabilities	24,041
Other long-term liabilities	6,138

Goodwill	133,110
Net assets acquired	$211,025

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years. Identifiable intangible assets associated with technology, corporate trade name and provider network contracts will be amortized on a straight-line basis over their preliminary estimated useful lives of 5, 10 and 5 years, respectively. The customer relationships are primarily attributable to long-term existing contracts with current customers. The technology consists of a clinical rules engine portal, data warehouse and claims system that New Century Health uses to provide services to its customers. The corporate trade name reflects the value that the New Century Health brand name carries in the market. The provider network contracts represents the established provider network that New Century Health relies on to provide services to its customers. The fair value of the intangible assets was determined using the income approach, the relief from royalty approach and the cost approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. The cost approach estimates the fair value of an asset by determining the amount that would be required currently to replace the service capacity of an asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to cross-selling opportunities and the acquired assembled workforce and was all allocated to the Services segment. Goodwill is considered to be an indefinite lived asset.

The merger was structured as a tax-free reorganization and therefore the Company received carryover basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information. Any necessary adjustments will be finalized within one year from the date of acquisition.

We have included the financial results of New Century Health in our consolidated financial statements from October 1, 2018. The Consolidated Statements of Operations and Comprehensive Income (Loss) include $48.8 million of revenues and $2.5 million of net loss attributable to New Century Health for the year ended December 31, 2018.

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

The Company commenced operations of the commercial health plan and began reporting the results of True Health as a new reportable segment during the first quarter of 2018. See Note 18 for further information about the Company’s segments. At the time of the acquisition, the Company also entered into a managed services agreement (“MSA”) with NMHC to support its ongoing business. During the fourth quarter of 2017, the Company also entered into a reinsurance agreement with NMHC to provide balance sheet support. See Note 9 for further discussion of the reinsurance agreement. The MSA and reinsurance agreement were considered separate transactions and accounted for outside of the business combination. Therefore, there is no allocation of purchase price to these agreements at fair value.

The Company incurred approximately $1.2 million in transaction costs related to the NHMC transaction, materially all of which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2017. The transaction was accounted for as a business combination using the acquisition method of accounting.

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

Identifiable intangible assets associated with customer relationships and provider network contracts will be amortized on a straight-line basis over their estimated useful lives of 15 and 5 years, respectively. The customer relationships represent existing contracts in place to provide health plan services to a number of large and small group customers throughout the state of New Mexico. The provider network contracts represent a network of hospitals and physicians to service the health plan customers. The fair value of the customer relationship intangible asset was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair value of the provider network intangible asset was primarily determined using the cost approach. The cost approach estimates the fair value for an asset based on the amount it would cost to replace the asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Goodwill associated with the acquisition of True Health is allocated entirely to the True Health segment. The goodwill is attributable primarily to the acquired workforce and expected cost synergies, none of which qualify for recognition as a separate intangible asset. All of the goodwill was allocated to the True Health segment. Goodwill is considered an indefinite-lived asset. The transaction is an asset acquisition for tax purposes, and as such the tax-basis in the acquired assets is equal to the book-basis fair value calculated and is recorded at the True Health legal entity. Therefore, no opening balance sheet deferred tax liability was recorded. The amount of goodwill determined for tax purposes is deductible.

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using currently available information. The purchase price allocation for True Health was finalized during 2018.

True Health is a separate segment, and its results of operations are provided in Note 18 - Segment Reporting.

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

The Company incurred approximately $0.2 million in transaction costs related to the Aldera acquisition, which were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2016. The Company accounted for the transaction as a business combination using the acquisition method of accounting.

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

The fair value of the receivables acquired, as revised, shown in the table above, approximates the gross contractual amounts deemed receivable by management. Identifiable intangible assets associated with technology and customer relationships will be amortized on a straight-line basis over their estimated useful lives of 5 and 15 years, respectively. The technology is related to source code for licensed software used to support the third-party administration platform offered to Aldera’s clients. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. All of the goodwill was allocated to the Services segment. Goodwill is considered an indefinite lived asset. The transaction was a taxable business combination for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

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

The merger consideration, net of certain closing and post-closing adjustments was $217.9 million based on the closing price of the Company’s Class A common stock on the NYSE on October 3, 2016, and consisted of 6.8 million shares of the Company’s Class A common stock and $54.8 million in cash. The shares issued to Valence Health stockholders represented approximately 10.5% of the Company’s issued and outstanding Class A common stock and Class B common stock immediately following the transaction. As a result of the Class A common stock issued for the Valence Health transaction, the Company’s ownership in Evolent Health LLC increased from 74.6% to 77.2%, immediately after the acquisition, as the Company was issued Class A membership units in Evolent Health LLC in exchange for the contribution of Valence Health to Evolent Health LLC post acquisition. The transaction also included an earn-out of up to $12.4 million, fair valued at $2.6 million as of October 3, 2016, payable by January 30, 2017, in the Company’s Class A common stock, tied to new business activity contracted on or before December 31, 2016. The fair value was determined by assigning probabilities to potential business activity in the pipeline as of the acquisition date. As of December 31, 2016, Valence Health had not contracted sufficient business to be eligible for payment of the earn-out consideration. As a result, the Company recorded a gain of $2.6 million in accordance with the release of the contingent liability for the year ended December 31, 2016, which is recorded within “(Gain) loss on change in value of contingent consideration” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company incurred approximately $2.7 million of transaction costs related to the Valence Health acquisition for the year ended December 31, 2016. Approximately $2.6 million of these transaction costs are recorded within “Selling, general and administrative expenses” and less than $0.1 million are recorded within “Cost of revenue” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company accounted for the transaction as a business combination using the acquisition method of accounting.

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

The fair value of the receivables acquired, as revised, shown in the table above, approximates the gross contractual amounts due under contracts of $9.1 million, of which $0.8 million is expected to be uncollectible. Identifiable intangible assets associated with customer relationships and technology will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 and 5 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology is an existing platform Valence Health uses to provide services to customers. The fair value of the intangible assets was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to the acquired assembled workforce and expected cost and revenue synergies. All of the goodwill was allocated to the Services Segment. Goodwill is considered an indefinite lived asset. The merger was structured as a tax-free reorganization and therefore the Company received carryover basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired, as well as the Valence Health net operating loss tax carryforward received in the merger, in the amount of $13.3 million, resulting in additional goodwill. The purchased and additional goodwill created due to the increase in the deferred tax liability were not deductible for tax purposes. The Company contributed the acquired assets and liabilities of Valence Health to Evolent Health LLC, resulting in a taxable gain of $52.7 million for the Company, not recognized for financial reporting purposes.

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

Passport

On February 1, 2016, the Company entered into a strategic alliance with Passport, a nonprofit community-based and provider-sponsored health plan administering Kentucky Medicaid and federal Medicare Advantage benefits to approximately 0.3 million Kentucky Medicaid and Medicare Advantage beneficiaries. As part of the transaction, we issued 1.1 million Class A common shares to acquire capabilities and assets from Passport to enable us to build out a Medicaid Center of Excellence based in Louisville, Kentucky. Additional equity consideration of up to $10.0 million may be earned by Passport should we obtain new third party Medicaid businesses in future periods. This transaction also includes a 10-year arrangement under which we will provide various health plan management and managed care services to Passport. The Company incurred approximately $0.3 million in transaction costs related to the Passport acquisition for the year ended December 31, 2016. The transaction costs were recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has accounted for the transactions with Passport as a business combination using the acquisition method of accounting.

The fair value of the total consideration transferred in connection with the close of the transaction was $18.2 million, of which the Class A common shares were valued at $10.5 million and the contingent equity consideration was initially valued at $7.8 million. The fair value of the shares issued was determined based on the closing price of the Company’s Class A common stock on the NYSE as of February 1, 2016, and the quantity of shares issued was determined under a pricing collar set forth in the purchase agreement. The contingent equity consideration was recorded as a mark-to-market liability of $5.6 million and $8.7 million within “Other long-term liabilities” on our Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively. We recorded a re-measurement gain of approximately $3.1 million and a re-measurement loss of approximately $0.4 million during the years ended December 31, 2018 and 2017, respectively, based on changes in the underlying assumptions of the fair value calculation. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. Key assumptions include the discount rate and the probability-adjusted recurring revenue forecast. A further discussion of the fair value measurement of the contingent consideration is provided in Note 16.

The purchase price was allocated to the assets acquired based on their fair values as of February 1, 2016, as follows (in thousands):

Purchase consideration
Fair value of Class A common stock issued	$10,450
Fair value of contingent consideration	7,750
Total consideration	$18,200

Tangible assets acquired
Prepaid asset	$6,900

Goodwill	11,300
Net assets acquired	$18,200

The prepaid asset is related to an acquired facility license agreement as the Company was provided with leased facilities which house the acquired Passport employees at no future cost to the Company. The fair value of the acquired facility license agreement was determined by comparing the current market value of similar lease spaces to the facilities occupied by the acquired Passport personnel to obtain a market value of the occupied space, with the present value of the determined market value of the occupied space classified as the acquired facility license agreement prepaid asset. The goodwill is attributable partially to the acquired assembled workforce, and was allocated to the Services segment. The transaction was a taxable business combination for the Company and the amount of goodwill determined for tax purposes is deductible upon the beginning of the amortization period for tax purposes.

Pro forma financial information (unaudited)

The unaudited pro forma Consolidated Statements of Operations and Comprehensive Income (Loss) presented below gives effect to (1) the New Century Health transaction as if it had occurred on January 1, 2017, (2) the True Health transaction as if it had occurred on January 1, 2017, (3) the Aldera transaction as if it had occurred on January 1, 2015, (4) the Valence Health transaction as if it had occurred on January 1, 2015, and (5) the Passport transaction as if it had occurred on January 1, 2015. The following pro forma information includes adjustments to:

•	Remove transaction costs related to the New Century Health transaction of $1.6 million recorded during 2018 and reclassify such amounts to 2017;

•	Record amortization expenses related to intangible assets beginning on January 1, 2017, for intangibles acquired as part of the New Century Health and True Health transactions;

•	Record revenue and expenses related to the NMHC MSA beginning January 1, 2017;

•	Record stock based compensation expense beginning on January 1, 2017, for equity awards granted as part of the New Century Health transaction;

•	Record the issuance of Class B common shares as part of the New Century Health transaction as of January 1, 2017;

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

•	Record amortization expenses related to intangible assets beginning January 1, 2015, for intangibles related to Valence Health and Aldera;

•	Record revenue and expenses related to the Valence Health MSA and TSA in 2016 and 2015;

•	Remove the tax benefit recorded associated with the Valence Health acquisition and reclassify said amounts to 2015;

•	Record rent expense related to Passport prepaid lease beginning January 1, 2015; and

•	Record adjustments of income taxes associated with these pro forma adjustments.

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

	For the Years Ended
	December 31,
	2018	2017	2016
Revenue	$763,624	$679,323	$361,944
Net income (loss)	(69,337)	(80,990)	(225,091)
Net income (loss) attributable to non-controlling interests	(3,554)	(11,544)	(57,433)
Net income (loss) attributable to Evolent Health, Inc.	(65,783)	(69,446)	(167,658)

Net income (loss) per Common Share:
Basic and diluted	$(0.85)	$(1.08)	$(3.30)

Securities Offerings and Sales

The Company entered into exchange agreements with certain investors in connection with its IPO and its acquisition of New Century Health, pursuant to which certain holders of Evolent Health LLC Class B common units may exchange their Evolent Health LLC Class B common units, together with an equal number of shares of the Company’s Class B common stock, for shares of the Company’s Class A common stock, at any time and from time to time, in accordance with and subject to the terms of the exchange agreements and the third amended and restated operating agreement of Evolent Health LLC. The amount of Class A common stock issued or conveyed will be subject to equitable adjustments for stock splits, stock dividends and reclassifications. The cancellation of the Evolent Health LLC Class B common units results in an increase in the Company’s economic interest in Evolent Health LLC.

2018 Private Sales

In March 2018, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock in a private sale (the “March 2018 Private Sale”). The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its shares of the Company’s Class B common stock and Class B common units of Evolent Health LLC. The Company did not receive any proceeds from the March 2018 Private Sale. Subsequent to this Class B Exchange, in June 2018, The Advisory Board sold all of their remaining shares of the Company’s Class A common stock and no longer owns any of the shares of our Class A common stock, Class B common stock or Evolent Health LLC Class B common units held by the Advisory Board at the time of the IPO.

As a result of this Class B Exchange and Evolent Health LLC’s cancellation of the Class B common units during the March 2018 Private Sale, the Company’s economic interest in Evolent Health LLC increased from 96.6% to 98.9% immediately following the March 2018 Private Sale, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

In November 2018, TPG sold 0.8 million shares of the Company’s Class A common stock in a number of private sales (the “November 2018 Private Sales”). The shares sold in the November 2018 Private Sales consisted of 0.1 million existing shares of the Company’s Class A common stock owned by TPG and 0.7 million newly-issued shares of the Company’s Class A common stock received by TPG pursuant to Class B Exchanges. The Company did not receive any proceeds from the November 2018 Private Sales. These sales represented all of TPG’s remaining equity interest in the Company and TPG no longer owns any of the shares of the Company’s Class A common stock, Class B common stock or Evolent Health LLC Class B common units held by TPG at the time of the IPO.

As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B common units during the November 2018 Private Sales, the Company’s economic interest in Evolent Health LLC increased from 95.3% to 96.1% immediately following the November 2018 Private Sales, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

The March 2018 Private Sale and November 2018 Private Sales are collectively referred to as the “2018 Private Sales.”

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

The Company’s economic interest in Evolent Health LLC will increase if further Class B Exchanges occur, and will decrease if additional Class B common units or shares of Class B common stock are issued.

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

Disaggregation of Revenue

The following table represents Evolent’s Services segment revenue disaggregated by revenue type for the year ended December 31, 2018 (in thousands), excluding revenues from our downside risk sharing arrangements through our captive insurance subsidiary. Revenues from our downside risk sharing arrangements through our captive insurance subsidiary, which are recorded within “Platform and operations services” on our Consolidated Statements of Operations and Comprehensive Income (Loss), and premiums revenue from our True Health segment, which are recorded within “Premiums” on our Consolidated Statements of Operations and Comprehensive Income (Loss), are accounted for under ASC 944, Financial Services-Insurance.

Services Revenue
Transformation services	$32,916
Platform and operations services	492,568

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term that is greater than one year, we have allocated approximately $91.0 million of transaction price to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 60% and 88% of these remaining performance obligations by December 31, 2019, and December 31, 2020, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of this revenue that we actually receive may be less or greater than this estimate.

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

The Company does not have a material allowance for doubtful accounts as of December 31, 2018 or 2017, as all amounts were determined to be materially collectible. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable on an individual account basis. The allowance is adjusted periodically based on management’s determination of collectability, and any accounts that are determined to be uncollectible are written off against the allowance.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of	As of
	December 31,	January 1,
	2018	2018
Short-term receivables (1)	$78,380	$47,131
Long-term receivables (1)	6,550	—
Short-term contract assets	2,102	3,710
Long-term contract assets	961	1,791
Short-term deferred revenue	20,584	26,147
Long-term deferred revenue	1,502	493
(1) Excludes pharmacy claims receivable and premiums receivable

During the year ended December 31, 2018, our contract asset balance decreased by $2.4 million, primarily as the right to the consideration became unconditional and the associated balance was reclassified to accounts receivable. During the year ended December 31, 2018, our deferred revenue balance decreased by $4.6 million, primarily as a result of the recognition of variable consideration estimate.

The amount of revenue recognized during the year ended December 31, 2018, from amounts included in deferred revenue at the beginning of the period was $19.3 million. The amount of revenue recognized during the year ended December 31, 2018, from performance obligations satisfied (or partially satisfied) in previous periods, due primarily to net gain share as well as other estimates, was $18.0 million.

Contract Costs

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as noncurrent assets and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2018, the Company had $1.5 million of contract acquisition cost assets, net of accumulated amortization, and amortization expense of $0.3 million for the year ended December 31, 2018.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as noncurrent and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Cost of revenue” on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2018, the Company had $17.6 million of contract fulfillment cost assets, net of accumulated amortization, and amortization expense of $2.4 million for the year ended December 31, 2018.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of December 31,
	2018	2017
Computer hardware	$10,421	$5,667
Furniture and equipment	3,187	2,448
Internal-use software development costs	81,640	48,557
Leasehold improvements	10,118	8,708
Total property and equipment	105,366	65,380
Accumulated depreciation and amortization expenses	(31,738)	(14,458)
Total property and equipment, net	$73,628	$50,922

The Company capitalized $33.1 million, $27.1 million and $15.0 million of internal-use software development costs for the years ended December 31, 2018, 2017 and 2016, respectively. The net book value of capitalized internal-use software development costs was $62.8 million and $42.1 million as of December 31, 2018 and 2017, respectively.

Depreciation expense related to property and equipment was $17.3 million, $9.2 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which amortization expense related to capitalized internal-use software development costs was $12.4 million, $4.9 million and $1.4 million, respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has three reporting units: Legacy Services, New Century Health and True Health. Our annual goodwill impairment review occurs during the fourth quarter of each fiscal year. In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in strategy, partners, or litigation.

A description of our goodwill impairment tests during 2018 and 2017 follows below.

2018 Goodwill Impairment Test

On October 31, 2018, the Company performed its annual goodwill impairment review for fiscal year 2018. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of any of our reporting units was below their respective carrying values. As a result, a quantitative goodwill impairment analysis was not required.

2017 Goodwill Impairment Tests

On October 31, 2017, the Company performed its annual goodwill impairment review for fiscal year 2017. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest fair value of our single reporting unit was below the carrying value. As a result, a quantitative goodwill impairment analysis was not required.

Following the date of our 2017 annual goodwill review, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the month of November was approximately $12.01, a 42.4% decrease compared to the average closing price for the period from January to October 2017. A sustained decline in the price of our Class A common stock and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the decline in the price of our Class A common stock in November 2017 did represent a sustained decline and therefore was an indicator that our goodwill might be impaired. The Company proceeded to perform a quantitative goodwill impairment test as of December 14, 2017.

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

As of December 31, 2017, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of December 31, 2017.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	Services	True Health	Consolidated
Balance as of December 31, 2016	$626,569	$—	$626,569	(1)
Measurement period adjustments (2)	1,617	—	1,617
Balance as of December 31, 2017	628,186	—	628,186
Goodwill Acquired (3)	134,343	5,826	140,169
Measurement period adjustments (2)	4	(121)	(117)
Foreign currency translation (4)	(114)	—	(114)
Balance as of December 31, 2018	$762,419	$5,705	$768,124

(1) Beginning goodwill balance is net of cumulative inception to date impairment of $160.6 million.
(2) Measurement period adjustments related to transactions completed during 2017 and the first quarter of 2018.
(3) Goodwill acquired primarily as a result of the New Century Health and True Health transactions, as discussed in Note 4.
(4) Foreign currency translation related to a transaction completed during the first quarter of 2018.

Intangible Assets, Net

Details of our intangible assets (in thousands), including their weighted-average remaining useful lives (in years), are presented below:

	As of December 31, 2018
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name (1)	15.2	$23,300	$3,511	$19,789
Customer relationships (2)	18.1	281,219	29,184	252,035
Technology (3)	3.0	82,922	31,764	51,158
Below market lease, net	4.0	4,097	3,003	1,094
Provider network contracts (4)	4.6	11,900	940	10,960
Total		$403,438	$68,402	$335,036

(1) The increase in the gross carrying amount of the corporate trade name is attributable to a $4.3 million trade name acquired as part of the New Century Health transaction. See Note 4 for further information about the New Century Health transaction.
(2) The increase in the gross carrying amount of the customer relationships intangible is attributable to $72.5 million acquired customer relationships from the New Century Health transaction, $2.7 million of acquired customer relationships from the NMHC transaction and $2.5 million related the Vestica transaction. The Company acquired certain assets from Vestica in March 2016. The transaction included additional consideration of up to $4.0 million, which was being held in escrow and was recorded within “Prepaid expenses and other noncurrent assets” on our Consolidated Balance Sheets. In February 2018, the Company and Vestica reached an agreement to settle $3.5 million of the $4.0 million in escrow. Based on the terms of the settlement agreement, the Company reclassified the unamortized portion of the additional consideration from “Prepaid expenses and other noncurrent assets” into “Customer relationships” as of the settlement date. See Note 4 for further information about the New Century Health, NMHC and Vestica transactions.
(3) The increase in the gross carrying amount of the technology is attributable to $27.0 million of technology assets acquired as part of the New Century Health transaction. See Note 4 for further information about the New Century Health transaction.
(4) The increase in the gross carrying amount of the provider network contracts is attributable to a $9.6 million provider network acquired as part of the New Century Health transaction and a $2.3 million provider network acquired as part of the NMHC transaction. See Note 4 for further information about the New Century Health and NMHC transactions.

	As of December 31, 2017
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	17.4	$19,000	$2,454	$16,546
Customer relationships	20.5	203,500	18,312	185,188
Technology	3.1	55,802	17,810	37,992
Below market lease, net	4.8	4,197	2,662	1,535
Total		$282,499	$41,238	$241,261

Amortization expense related to intangible assets for the years ended December 31, 2018, 2017 and 2016, was $27.2 million, $22.8 million and $12.5 million, respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2018, is as follows:

2019	$36,498
2020	32,312
2021	28,143
2022	24,262
2023	21,498
Thereafter	192,323
Total	$335,036

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

8. Long-term Debt

2025 Notes

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended. The 2025 Notes were issued at par for net proceeds of $166.6 million. We incurred $5.9 million of debt issuance costs in connection with the 2025 Notes. The closing of the private placement of $150.0 million aggregate principal amount of the 2025 Notes occurred on October 22, 2018, and the Company completed the offering and sale of an additional $22.5 million aggregate principal amount of the 2025 Notes on October 24, 2018, pursuant to the initial purchasers’ exercise in full of their option to purchase additional notes.

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.5 million related to the 2025 Notes for the year ended December 31, 2018. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

Prior to the close of business on the business day immediately preceding April 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions, as described in the indenture, dated as of October 22, 2018, between the Company and U.S. Bank National Association, as trustee. At any time on or after April 15, 2025, until the close of business on the business day immediately preceding the maturity date, holders may convert, at their option, all or any portion of their notes at the conversion rate.

The 2025 Notes will be convertible at an initial conversion rate of 29.9135 shares of Class A common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $33.43 per share of the Company’s Class A common stock. In the aggregate, the 2025 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole fundamental change or a notice of redemption as described in the governing indenture). The conversion rate may be adjusted under certain circumstances. The 2025 Notes are convertible, in multiples of $1,000 principal amount, at the option of the holders at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $5.9 million are also allocated to the debt and equity components in proportion to the allocation of proceeds. Of the $5.9 million in issuance costs, $3.4 million of issuance costs is allocated to the debt component which, along with the equity component of $71.8 million, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the year ended December 31, 2018, the Company recorded $1.5 million in non-cash interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

2021 Notes

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the years ended December 31, 2018 and 2017 and 2016, the Company recorded approximately $2.5 million, $2.5 million and $0.2 million in interest expense, respectively, and $0.9 million, $0.9 million and less than $0.1 million in non-cash interest expense related to the amortization of deferred financing costs, respectively.

The 2021 Notes are convertible into shares of the Company’s Class A common stock, based on an initial conversion rate of 41.6082 shares of Class A common stock per $1,000 principal amount of the 2021 Notes, which is equivalent to an initial conversion price of approximately $24.03 per share of the Company’s Class A common stock. In the aggregate, the 2021 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole provision upon a fundamental change under the governing indenture). The conversion rate may be adjusted under certain circumstances.

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

Convertible Senior Notes Carrying Value

While the 2025 Notes and 2021 Notes are recorded on our accompanying Consolidated Balance Sheets at their net carrying values of $98.7 million and $122.3 million, respectively, as of December 31, 2018, the 2025 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair values were $158.8 million and $133.6 million, respectively, based on traded prices on December 28, 2018 and December 26, 2018, respectively, which are Level 2 inputs. As of December 31, 2017, the estimated fair value of the 2021 Notes was $120.4 million, based on a traded price on December 29, 2017, a Level 2 input. The 2025 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of December 31,
	2018	2017
2025 Notes
Carrying value	$98,730	$—
Unamortized debt discount and
issuance costs allocated to debt	73,770	—
Principal amount	$172,500	$—
Remaining amortization period (years)	6.8

2021 Notes
Carrying value	$122,311	$121,394
Unamortized issuance costs	2,689	3,606
Principal amount	$125,000	$125,000
Remaining amortization period (years)	2.9	3.9
9. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $11.0 million as of December 31, 2018, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of Company’s control and payment could be requested during 2019. The Company did not have any contingent commitments to equity-method investees as of December 31, 2017.

Letter of Credit

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit is effective from September 30, 2017 through June 30, 2019, and carries a quarterly facility rental fee of 0.8% per annum on the amount of the outstanding balance. The letter of credit will terminate after June 30, 2019. The letter of credit is presented at the face amount plus accrued facility rental fee, less received payments. As of December 31, 2018 and 2017, there were no outstanding balances related to this letter of credit.

Lease Commitments

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2031. Under the lease agreements, in addition to base rent, the Company is generally responsible for operating and maintenance costs and related fees. Several of these agreements include tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability on our Consolidated Balance Sheets equal to the difference between rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis over the terms of the leases. The Company’s primary office location is in Arlington, Virginia, which has served as its corporate headquarters since 2013. The Arlington, Virginia office lease expires in December 2020. Certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois. Total rental expense, net of sublease income, on operating leases for the years ended December 31, 2018, 2017 and 2016, was $14.2 million, $10.9 million and $5.9 million, respectively. The Company does not have any material capital leases.

In connection with various lease agreements, the Company is required to maintain $3.7 million in letters of credit. As of December 31, 2018, the Company held $3.7 million in restricted cash and restricted investments as collateral for the letters of credit.

Arlington, Virginia Office Lease

During 2013, the Company entered into a facility lease in Arlington, Virginia. Total future minimum lease commitments over two years is approximately $7.1 million as of December 31, 2018. The future minimum lease payments associated with the Arlington, Virginia lease are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $1.6 million. The collateral for the letter of credit is currently recorded as restricted cash.

Chicago, Illinois Office Leases

On October 3, 2016, the Company assumed a facility lease at 300 S. Riverside Plaza in Chicago, Illinois as part of the Valence Health transaction. Total future minimum lease commitments over 12.3 years are approximately $43.7 million as of December 31, 2018. The future minimum lease payments associated with this lease are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $0.2 million. The collateral for the letter of credit is currently recorded as restricted cash.

On October 3, 2016, the Company assumed a facility lease at 540 W. Madison Street in Chicago, Illinois as part of the Valence Health transaction. This lease includes three floors. Two of the floors are occupied by the Company and one was abandoned and subsequently terminated. Total future minimum lease commitment over nine years is approximately $16.3 million as of December 31, 2018. The future minimum lease payments associated with this lease, less the payments associated with the terminated floor, are included in the table below. In conjunction with this lease, the Company is required to maintain a letter of credit in the amount of $1.5 million. The collateral for the letter of credit is currently recorded as restricted cash.

In connection with the 540 W. Madison lease, the Company acquired a sublease tenant for one of the floors (the “13th Floor Sublease”). Total future sublease income over 11.0 years was approximately $10.1 million as of December 31, 2016. We signed an amendment to the 13th Floor Sublease during the fourth quarter of 2017, which reduced the term of the sublease. Total future sublease income over the remaining sublease term of one year was approximately $0.1 million as of December 31, 2017. The sublease was terminated as of December 31, 2018, and the Company subsequently resumed occupying this floor.

Immediately following the Valence Health acquisition, the Company decided to abandon and sublet one of the floors of its rented space at 540 W. Madison Street (the “14th Floor Space”). Therefore, our results from operations for the year ended December 31, 2016, included a lease abandonment expense of approximately $6.5 million in conjunction with the abandonment of the 14th Floor Space, based on remaining lease payments and expected future sublease income. During the second quarter of 2017, the Company reached an agreement to terminate the lease for the 14th Floor Space, effective September 2017. The Company continued making rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee. Remaining cash outflows related to the 14th Floor Space were estimated to be approximately $4.8 million as of June 30, 2017, while the remaining balance of the initial $6.5 million lease abandonment liability recorded after the Valence Health acquisition was approximately $5.3 million as of June 30, 2017, prior to adjustments pertaining to the lease cancellation fees. As such, the Company recorded a one-time adjustment of $0.5 million to reduce the lease abandonment liability, from $5.3 million to $4.8 million. The adjustment was recorded as a reduction to our rent expense within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2017. The Company made regular rent payments until September 1, 2017, at which point it paid a one-time lease cancellation and related brokerage fee of $4.4 million. There is no remaining lease abandonment liability related to the 14th Floor Space as of December 31, 2017.

The following table presents a roll forward of the lease abandonment liability for the year ended December 31, 2017 (in thousands):

Accrual as of beginning-of-year	$6,100
Abandonment expense	—
Impact of lease termination	(496)
Abandonment amortization	(1,239)
Lease cancellation fee	(4,365)
Accrual as of end-of-year	$—

Future minimum rental commitments (in thousands) as of December 31, 2018, were as follows:

2019	$11,470
2020	12,553
2021	8,594
2022	7,033
2023	7,451
Thereafter	40,657
Total	$87,758

Purchase Obligations

Our contractual obligations related to vendor contracts (in thousands) as of December 31, 2018, were as follows:

	Less			More
	Than	1 to 3	3 to 5	Than
	1 Year	Years	Years	5 Years	Total
Purchase obligations related to vendor contracts	$6,236	$2,417	$—	$—	$8,653

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

Pursuant to certain terms of the registration rights agreement, the Investor Stockholders sold 19.7 million shares of the Company’s Class A common stock as part of the 2017 Secondary Offerings and 8.6 million shares of the Company’s Class A common stock as part of the September 2016 Secondary Offering, as discussed in Note 4. Pursuant to the terms of the registration rights agreement, we incurred $1.5 million and $1.6 million in expenses related to secondary offerings during the years ended December 31, 2017 and 2016, respectively. These expenses are recorded within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We did not incur any expenses related to secondary offerings or other sales of shares by our Investor Stockholders for the year ended December 31, 2018.

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

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program (“Next Gen”), we entered into upside and downside risk-sharing arrangements. Certain of our downside risk-sharing arrangements are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $34.1 million as of December 31, 2018, to secure potential losses related to insurance services, which are recorded within “Restricted cash and restricted investments” on our Consolidated Balance Sheets. These amounts are in excess of our actuarial assessment of loss.

Reinsurance Agreements

During the fourth quarter of 2017, the Company had entered into a 15-month, $10.0 million capital-only reinsurance agreement with NMHC, expiring on December 31, 2018. The purpose of the capital-only reinsurance was to provide balance sheet support to NMHC. There was no uncertainty to the outcome of the arrangement as there was no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health was at risk for any cash payments on behalf of NMHC. As a result, this arrangement did not qualify for reinsurance accounting. The Company recorded a quarterly fee of approximately $0.2 million as non-operating income on its Consolidated Statements of Operations and Comprehensive Income (Loss) and maintained $10.0 million in restricted cash and restricted investments on its Consolidated Balance Sheets for the duration of the reinsurance agreement.

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into a 15-month quota-share reinsurance agreement with NMHC (“Reinsurance Agreement”). Under the terms of the Reinsurance Agreement, NMHC will cede 90% of its gross premiums to the Company and the Company will indemnify NMHC for 90% of its claims liability. The maximum amount of exposure to the Company is capped at 105% of premiums ceded to the Company by NMHC. The Reinsurance Agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company recorded the full amount of the gross reinsurance premiums and claims assumed by the Company within “Premiums” and “Claims Expenses,” respectively, and recorded claims-related administrative expenses within “Selling, general and administrative expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss) from the legal effective date of the Reinsurance Agreement. Amounts owed to NMHC under the Reinsurance Agreement are recorded within “Claims Reserves” on our consolidated balance sheets.

The following summarizes premiums and claims assumed under the Reinsurance Agreement for the year ended December 31, 2018 (in thousands):

Reinsurance premiums assumed	$3,242
Claims assumed	3,934
Claims-related administrative expenses	551
(Increase) decrease in claims reserves attributable
to the Reinsurance Agreement	(1,243)
Claims reserves attributable to the Reinsurance
Agreement at the beginning of the year	—
Claims reserves attributable to the Reinsurance
Agreement at the end of the year	$1,243

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of December 31, 2018 and 2017, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2018, approximately 88.9% of our $388.3 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 11.0% were held in money market funds and less than 1.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our consolidated trade accounts receivable for the periods presented:

	As of December 31,
	2018	2017
Customer B	*	11.8%
Customer C	23.3%	32.1%
Customer D	*	16.5%

* Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Years Ended December 31,
	2018	2017	2016
Customer A	17.5%	20.6%	19.6%
Customer D	*	*	14.5%
Customer E	*	*	12.7%

* Represents less than 10.0% of the respective balance

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with Company A or another significant partner, or multiple partners in the aggregate, could have a material adverse effect on the Company's financial condition and results of operations. For, example, recent changes in the way the state of Kentucky distributes federal Medicaid benefits have had a significant negative impact on Customer A, our largest partner in terms of revenue as of December 31, 2018. Customer A has stated publicly that if the rates are not changed, it could be deemed insolvent in the near term. In February 2019, Customer A filed a request for immediate and long-term relief from a reduction in reimbursement rates. We are unable to predict the outcome of this matter, the ongoing solvency of Customer A, or to reasonably estimate the amount or range of any potential impact on the Company. Receivables from Customer A represented less than 10% of our trade accounts receivable as of December 31, 2018. As of December 31, 2018, there were no accounts receivable balances from Customer A that were deemed uncollectable.

10. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(54,191)	$(69,767)	$(226,778)
Less:
Net income (loss) attributable to non-controlling interests	(1,533)	(9,102)	(67,036)
Net income (loss) available for common shareholders - Basic and diluted (1)(2)	(52,658)	(60,665)	(159,742)

Weighted-average common shares outstanding - Basic and diluted (2)(3)	77,338	64,351	45,031

Earnings (Loss) per Common Share
Basic and diluted	$(0.68)	$(0.94)	$(3.55)

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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Years Ended December 31,
	2018	2017	2016
Exchangeable Class B common stock	1,831	7,285	16,882
RSUs	1,027	525	245
Stock options	2,517	2,829	1,973
Convertible senior notes	6,176	5,201	369
Total	11,551	15,840	19,469

11. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock and RSUs, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million shares of the Company’s common stock. As of December 31, 2018 and 2017, 4.8 million stock options and 3.8 million shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of up to 6.0 million shares of the Company’s Class A common stock to employees and non-employee directors of the Company and its consolidated subsidiaries. The 2015 Plan was amended on June 13, 2018, to increase the number of shares authorized to 10.5 million. Upon confirmation of the amended 2015 Plan, the 2011 was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan will continue to govern awards previously granted under the 2011 Plan. As of December 31, 2018 and 2017, 3.3 million and 2.5 million stock options and 2.1 million and 1.1 million RSUs have been issued, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from nonemployees. See Note 3 for additional discussion about our adoption of ASU 2018-07.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Award Type
Stock options	$9,008	$15,487	$15,647
Performance-based stock options	447	447	374
RSUs	7,766	4,503	2,583
Performance-based RSUs	388	—	—
Acceleration of unvested equity awards	—	—	3,897
Total	$17,609	$20,437	$22,501

Line Item
Cost of revenue	$1,475	$1,371	$2,670
Selling, general and
administrative expenses	16,134	19,066	19,831
Total	$17,609	$20,437	$22,501

We recorded $3.9 million in stock-based compensation expense during 2016 for the acceleration of Valence Health’s unvested equity awards that vested upon the close of the Valence Health acquisition.

No stock-based compensation in the totals above was capitalized as software development costs for the years ended December 31, 2018, 2017 and 2016.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2018
		Weighted-
		Average
	Expense	Period
Stock options	$10,061	1.13
Performance-based stock options	521	1.17
RSUs	16,353	2.27
Performance-based RSUs	1,945	1.25
Total	$28,880

Stock Options

Other than the performance-based stock options described below, options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Weighted-average fair value
per option granted	$6.30	$8.38	$4.69
Assumptions:
Expected term (in years)	6.25	6.25	6.25
Expected volatility	38.9%	42.8%	45.0%
Risk-free interest rate	2.6 - 2.9%	1.9 - 2.1%	1.3 - 1.5%
Dividend yield	—%	—%	—%

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

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2017	5,951	$8.38	7.19	$23,325
Granted	1,054	14.38
Exercised	(1,720)	6.93
Forfeited	(196)	15.98
Outstanding as of December 31, 2018	5,089	$9.82	6.86	$51,556

Vested and expected to vest
after December 31, 2018	4,959	$9.42	6.77	$48,435

Exercisable at December 31, 2018	2,640	$6.33	5.81	$35,955

The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016, was $11.3 million, $13.0 million and $12.4 million, respectively. The total intrinsic value of options exercised during 2018, 2017 and 2016 was $25.1 million, $14.2 million and $3.8 million, respectively. We issue new shares to satisfy option exercises.

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

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2017	268	$10.27	8.17	$544
Outstanding as of December 31, 2018	268	10.27	7.17	2,592

Vested and expected to vest
after December 31, 2018	268	$10.27	7.17	$2,592

Restricted Stock Units

Other than the performance-based RSUs described below, and other than RSUs granted to our non-employee directors which have a one year vesting period, RSUs awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and are issued to the participants for no consideration. During 2018, we also granted certain RSUs with a one year vesting period in conjunction with the New Century Health transaction. Information with respect to our RSUs is presented below (in thousands, except for weighted-average grant-date fair value):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2017	816	$16.23
Granted	963	16.12
Forfeited	(99)	16.26
Vested	(289)	16.92
Outstanding as of December 31, 2018	1,391	$16.01

During the years ended December 31, 2018, 2017 and 2016, we granted RSUs with a weighted-average grant date fair value of $16.12, $19.35 and $11.60, respectively.

The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $4.8 million, $2.9 million and $1.8 million, respectively.

Performance-based RSUs

During 2018, in conjunction with the New Century Health transaction, we issued performance-based RSU awards to certain employees of New Century Health that became Evolent Health employees following the transaction. The awards will vest based on the passage of time (18-month vesting period) and the achievement of certain operating results by New Century Health in 2019. Upon completion of the vesting period, the award recipients will receive a variable number of Evolent Health Class A common shares based on the predetermined monetary value of the award. Accordingly, these performance-based RSUs are recorded as liability awards. As one of the vesting criteria is continued employment at Evolent Health, these performance-based RSUs are considered compensation expense for the Company as opposed to contingent consideration related to the acquisition of New Century Health. See Note 4 for additional discussion of the New Century Health transaction.

The maximum monetary value of the performance-based award, provided New Century Health meets or exceeds the defined operating results targets, is capped at $8.6 million. As of December 31, 2018, the fair value of the performance-based RSUs was approximately $2.3 million. The fair value of the performance-based RSUs was estimated based on the real options approach, a form of the income approach, which estimated the probability of New Century Health achieving certain operating results during 2019. The most significant unobservable inputs used in the valuation of the performance-based RSUs was the risk-neutral probability of New Century Health achieving the defined operating results target or meeting the operating results target cap. A significant increase in either of those metrics, in isolation, would result in a significantly higher fair value of the performance-based RSUs. In determining the fair value of the performance-based RSUs as of December 31, 2018, we determined the risk-neutral probability of New Century Health achieving operating results target was approximately 39.0% and we determined the risk-neutral probability of New Century Health meeting the operating results target cap was approximately 24.0%.

Information with respect to our performance-based RSUs is presented below (in thousands, except for weighted-average grant-date fair value):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2017	—	$—
Granted	86	27.04
Outstanding as of December 31, 2018	86	$27.04

12. Income Taxes

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Years Ended December 31,
	2018	2017	2016
Current
Federal	$458	$368	$—
State and local	9	266	—
Foreign	251	—	—
Total current tax expense	718	634	—
Deferred
Federal	(14,820)	3,202	(9,708)
State and local	(2,252)	(3,102)	(1,138)
Foreign	(49)	—	—
Total deferred tax expense	(17,121)	100	(10,846)
Change in valuation allowance	16,443	(7,371)	91
Total tax expense (benefit)	$40	$(6,637)	$(10,755)

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Years Ended December 31,
	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	3.6%	3.3%	4.0%
Foreign earnings at other than U.S. rates	(0.2)%	—%	—%
Change in valuation allowance	(30.4)%	(34.0)%	(0.1)%
Change in valuation allowance, tax reform	—%	43.7%	—%
Impact of tax reform	—%	(36.0)%	—%
Goodwill impairment	—%	—%	(18.7)%
Gain on contribution	—%	—%	(5.0)%
Non-controlling interest	(0.7)%	(4.6)%	(11.0)%
Excess tax benefits on stock-based compensation	3.9%	3.1%	0.1%
Federal and state R&D tax credits	4.5%	—%	—%
Change in uncertain tax positions	(1.1)%	—%	—%
Other, net	(0.7)%	(1.8)%	0.2%
Effective rate	(0.1)%	8.7%	4.5%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2018	2017
Deferred Tax Assets
Start-up and organizational costs	$160	$185
Internally developed software costs	3,283	3,974
Net operating loss carryforwards	76,019	51,197
Federal and state R&D tax credits	1,828	—
Other	861	(69)
Subtotal	82,151	55,287
Valuation allowance	(37,037)	(53,201)
Total deferred tax assets	45,114	2,086

Deferred Tax Liabilities
Equity-method investment	43,492	4,523
Intangible assets	26,710	—
Total deferred tax liabilities	70,202	4,523
Net deferred tax assets (liabilities)	$(25,088)	$(2,437)

Changes in our valuation allowance (in thousands) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance at beginning-of-year	$53,201	$26,376	$19,974
Charged to costs and expenses	16,443	(7,371)	91
Charged to other accounts (1)	(32,607)	34,196	6,311
Balance at end-of-year	$37,037	$53,201	$26,376

(1)
Amounts charged to other accounts includes a decrease of $32.6 million, increase of $34.2 million and increase of $6.3 million charged to additional paid-in-capital for the years ended December 31, 2018, 2017 and 2016, respectively.

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

For the year ended December 31, 2018, the effective tax rate was (0.1)%, and the corresponding tax expense recorded was less than $0.1 million, due to the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act establishes new U.S. tax laws impacting the Company, which included a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, an indefinite carryforward period and 80% taxable income limitation on NOLs arising after December 31, 2017, and the repeal of the corporate alternative minimum tax. As of December 31, 2017, the Company had recorded a provisional estimate of $5.8 million tax benefit for the financial statement impact of the Tax Act in accordance with SEC Staff Accounting Bulletin No. 118. As of December 22, 2018, the Company has completed the analysis based on legislative updates relating to the Tax Act currently available, which resulted in an additional SAB 118 tax benefit of $0.3 million.

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

As of December 31, 2018, the Company had NOLs fully available to offset future taxable income of approximately $203.1 million that begin to expire in 2031 through 2038, and $107.9 million of NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. However, as realization of such tax benefit is not more likely than not, based on our evaluation, we have established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize NOLs and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Balance at beginning-of-year	$762	$—	$—
Gross increases - tax positions in prior period	934	1,108	—
Gross decreases - tax positions in prior period	(762)	—	—
Gross increases - tax positions in current period	—	74	—
Change in tax rate	—	(420)	—
Balance at end-of-year	$934	$762	$—

Included in the balance of unrecognized tax benefits as of December 31, 2018, are $0.9 million of tax benefits that, if recognized, would not affect the effective tax rate. The Company has not recognized interest and penalties related to uncertain tax positions due to the current NOL position. The Company had recognized $0.8 million of uncertain tax positions as of December 31, 2017, and none as of December 31, 2016. The Company and its subsidiaries are not currently subject to income tax audits in any U.S. state or local jurisdiction, or any foreign jurisdiction, for any tax year.

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

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local and foreign income tax (as applicable) we realize as a result of any deductions attributable to future increases in tax basis following the Class B Exchanges (calculated assuming that any post-offering transfer of Class B common units had not occurred) or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. We are accounting for these payments as contingent liabilities and will recognize them in our Consolidated Statements of Operations and Comprehensive Income (Loss) when their realization is probable. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 9 for additional discussion of the implications of the TRA.

13. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $8.6 million, $8.0 million and $4.3 million in contributions to the 401(k) plan for the years ended December 31, 2018, 2017 and 2016, respectively.

14. Investments In and Advances to Equity Method Investees

During the years ended December 31, 2018 and 2017, the Company entered into joint venture agreements with various entities. As of December 31, 2018, the Company’s economic and voting interests in these entities ranged between 4% and 40%. As of December 31, 2017, the Company’s economic and voting interests in these entities ranged between 26% and 40%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $4.7 million, $1.8 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements for the years ended December 31, 2018, 2017 and 2016, was $10.7 million, $0.4 million and $0.2 million, respectively.

15. Non-controlling Interests

Immediately following the Offering Reorganization and IPO, the Company owned 70.3% of Evolent Health LLC. The Company’s ownership percentage changes with the issuance of Class A or Class B common stock and Class B Exchanges. In order to account for any changes in the Company’s ownership of Evolent Health LLC, we record a reclassification of equity between non-controlling interests and shareholders’ equity attributable to Evolent Health, Inc.

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

During the year ended December 31, 2017, the Company completed the 2017 Secondary Offerings discussed in Note 4. The shares sold in the 2017 Secondary Offerings consisted of 20.1 million shares of the Company’s Class A common stock, consisting of 7.4 million existing shares of the Company’s Class A common stock owned and held by certain Selling Stockholders, 12.6 million newly-issued shares of the Company’s Class A common stock received by certain Investor Stockholders pursuant to Class B Exchanges and 0.1 million shares issued upon the exercise of options by certain management selling stockholders. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units during the 2017 Secondary Offerings, the Company’s economic interest in Evolent Health LLC increased from 77.4% to 96.1% immediately following the June 2017 Secondary.

In addition, the Company issued 8.8 million shares of its Class A Common Stock during the August 2017 Primary for net proceeds of $166.9 million. For each share of Class A common stock issued by Evolent Health, Inc., the Company received a corresponding Class A common unit from Evolent Health LLC in exchange for contributing the issuance proceeds to Evolent Health LLC. As a result of the Class A common stock and Class A common units issued in conjunction with the August 2017 Primary, the Company’s economic interest in Evolent Health LLC increased from 96.1% to 96.6% immediately following the August 2017 Primary.

During the year ended December 31, 2018, the Company completed the March 2018 Private Sale. The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned and held by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange.

As a result of this Class B Exchange and Evolent Health LLC’s cancellation of the Class B common units during the March 2018 Private Sale, the Company’s economic interest in Evolent Health LLC increased from 96.6% to 98.9% immediately following the March 2018 Private Sale.

Also during the year ended December 31, 2018, the Company issued 3.1 million shares of Evolent Health LLC’s Class B common units and an equal number of the Company’s Class B common shares as part of the consideration for the New Century Health transaction. The Class B common units, together with a corresponding number of shares of the Company’s Class B common stock, can be exchanged for an equivalent number of shares of the Company’s Class A common stock. As a result of the Class B common units (and corresponding Class B common shares) issued as part of the New Century Health transaction, the Company’s economic interest in Evolent Health LLC decreased from 99.0% to 95.3%, immediately following the acquisition.

In addition, the Company completed the November 2018 Private Sales during 2018. The shares sold in the November 2018 Private Sales consisted of 0.1 million existing shares of the Company’s Class A common stock owned by TPG and 0.7 million newly-issued shares of the Company’s Class A common stock received by TPG pursuant to Class B Exchanges. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the Class B common units during the November 2018 Private Sales, the Company’s economic interest in Evolent Health LLC increased from 95.3% to 96.1% immediately following the November 2018 Private Sales.

As of December 31, 2018 and 2017, we owned 96.1% and 96.6% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of our business combinations and securities offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Years Ended
	December 31,
	2018	2017
Non-controlling interests balance as of beginning-of-year	$35,427	$209,588
Cumulative-effect adjustment from adoption of new accounting principle	594	—
Decrease in non-controlling interests as a result of Class B Exchanges	(34,682)	(168,883)
Issuance of Class B common stock for business combination	42,787	—
Net income (loss) attributable to non-controlling interests	(1,533)	(9,102)
Reclassification of non-controlling interests	2,939	3,824
Non-controlling interests balance as of end-of-year	$45,532	$35,427

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$11,391	$—	$—	$11,391
Restricted cash and restricted investments (1)	31,226	—	—	31,226
Total	$42,617	$—	$—	$42,617

Liabilities
Contingent consideration (2)	$—	$—	$8,800	$8,800

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$60,535	$—	$—	$60,535
Restricted cash and restricted investments (1)	16,575	—	—	16,575
Total	$77,110	$—	$—	$77,110

Liabilities
Contingent consideration (3)	$—	$—	$8,700	$8,700

(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of December 31, 2018 and 2017, as presented in the tables above.
(2) Represents the fair value of earn-out consideration related to the Passport and New Century Health transactions, as described in Note 4. Out of the total $8.8 million, $5.6 million is attributable to Passport and $3.2 million is attributable to New Century Health.
(3) Represents the fair value of earn-out consideration related to the Passport transaction, as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the years ended December 31, 2018 and 2017, respectively.

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

Also as discussed in Note 4, the acquisition of New Century Health includes an earn-out of up to $11.4 million, contingent upon New Century Health achieving certain levels of operating results during 2019. The fair value of the earn-out was estimated based on the real options approach, a form of the income approach, which estimated the probability of New Century Health achieving certain levels of operating results during 2019. The significant unobservable inputs used in the fair value measurement of the New Century Health earn-out are the risk neutral probabilities that the 2019 operating results for New Century Health meet the defined operating results target or exceed the operating results target cap. A significant increase in either one of these metrics, in isolation, would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Years Ended
	December 31,
	2018	2017
Balance as of beginning of year	$8,700	$8,300
Additions (1)	3,200	—
Realized and unrealized (gains) losses, net (2)	(3,100)	400
Balance as of end of year	$8,800	$8,700

(1) Additions during 2018 are attributable to the earn-out related to the New Century Health transaction.
(2) Realized and unrealized gains and losses during 2018 and 2017 are attributable to the earn-out related to the Passport transaction.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	As of December 31, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$5,600	Real options approach	Risk-adjusted recurring revenue CAGR	103.9%	(1)
			Discount rate/time value	5.5% - 6.5%

New Century Health
contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(2)
			Risk-neutral probability meets earn-out cap	24.0%	(2)

(1) The risk-adjusted recurring revenue CAGR is calculated over the five year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rates is based on theoretical 2016 and 2017 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR from 2019-2021 is 61.8%.

(2)
These amounts represent 1) the probability that New Century Health will achieve at least the minimum level of operating results in 2019 to earn any contingent consideration (39.0%) and 2) the probability that New Century Health will achieve 2019 operating results in excess of the maximum amount of contingent consideration payable (24.0%). The risk-neutral probability rates were determined by projecting theoretical 2019 operating results using a simulation with one million trials.

As of December 31, 2017
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$8,700	Real options approach	Risk-adjusted recurring revenue CAGR	92.5%	(1)
			Discount rate/time value	2.7% - 4.0%

(1) The risk-adjusted recurring revenue CAGR is calculated over the five year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rates is based on theoretical 2016 and 2017 recurring revenues of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR over the period 2019-2021 is 19.2%.

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes assets and liabilities recorded in business combinations or asset acquisitions, goodwill, intangible assets, property, plant and equipment, held-to-maturity investments and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value. See Notes 4, 5, 6, 7, 14 and 20 for further discussion of assets measured at fair value on a nonrecurring basis.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash, receivables, prepaid expenses, accounts payable, accrued liabilities and accrued compensation approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

See Note 8 for information regarding the fair value of the 2025 Notes and the 2021 Notes.

17. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 14, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to the services agreements were approximately $10.7 million, $0.4 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Revenue
Transformation services	$10,540	$597	$482
Platform and operations services	37,490	32,335	34,267

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	9,451	22,389	22,207
Selling, general and administrative expenses	917	1,153	2,027

18. Segment Reporting

We define our reportable segments based on the way the chief operating decision maker (“CODM”), currently the chief executive officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•	Services, which consists of our technology-enabled value-based care services, specialty care management services and comprehensive health plan administration services; and

•	True Health, which consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses.

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

Adjusted Revenue and Adjusted EBITDA are segment performance financial measures that offer a useful view of the overall operation of our businesses and may be different than similarly-titled segment performance financial measures used by other companies. Adjusted Revenue is defined as the sum of Adjusted Services Revenue and True Health premiums revenue less intersegment eliminations. Adjusted Services Revenue is defined as Services revenue adjusted to exclude the impact of purchase accounting adjustments. Adjusted Services Revenue consists of Adjusted Transformation Services Revenue and Adjusted Platform and Operations Services Revenue, which are defined as transformation services revenue and platform and operations services revenue, respectively, before the effect of intersegment eliminations and adjusted to exclude the impact of purchase accounting adjustments. The company’s Adjusted Services Revenue for the year ended December 31, 2018, includes a $4.5 million adjustment related to revenue that was contracted for prior to 2018 and that was properly excluded from revenue in our 2017 results under the revenue recognition rules then in effect under ASC 605. On January 1, 2018, we adopted the new revenue recognition rules under ASC 606 using the modified retrospective method, which required us to include this $4.5 million as part of the cumulative transition adjustment to beginning retained earnings as of January 1, 2018. Under ASC 605, and based on proportionate performance revenue recognition, we would have recognized an additional $4.5 million in revenue during 2018, primarily within our Adjusted Transformation Services Revenue. The Company has therefore included this revenue, and related profit, in its adjusted results for the year ended December 31, 2018, as they had not been previously reported prior to 2018 and the contracts are expected to be completed within 2018. This is a one-time adjustment and it will not reoccur in future periods.

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as EBITDA (net income (loss) attributable to Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude changes in fair value of contingent consideration and indemnification assets, income (loss) from equity method investees, other income (expense), net, net (income) loss attributable to non-controlling interests, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, transaction costs related to acquisitions and business combinations, goodwill impairment and other one-time adjustments (which for the year ended December 31, 2018, includes the ASC 606 transition adjustment described above). When Adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income (loss) attributable to Evolent Health, Inc.

Management considers Adjusted Revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

			Intersegment
	Services	True Health (1)	Eliminations	Consolidated
Adjusted Revenue
For the Year Ended December 31, 2018
Services:
Adjusted Transformation Services	$36,571	$—	$—	$36,571
Adjusted Platform and Operations Services	516,219	—	(14,325)	501,894
Adjusted Services Revenue	552,790	—	(14,325)	538,465
True Health:
Premiums	—	94,763	(806)	93,957
Adjusted Revenue	552,790	94,763	(15,131)	632,422
ASC 606 transition adjustment (2)	(4,498)	—	—	(4,498)
Purchase accounting adjustments (3)	(861)	—	—	(861)
Total revenue	$547,431	$94,763	$(15,131)	$627,063

For the Year Ended December 31, 2017
Services:
Adjusted Transformation Services	$29,466	$—	$—	$29,466
Adjusted Platform and Operations Services	406,951	—	—	406,951
Adjusted Services Revenue	436,417	—	—	436,417
Adjusted Revenue	436,417	—	—	436,417
Purchase accounting adjustments (3)	(1,467)	—	—	(1,467)
Total revenue	$434,950	$—	$—	$434,950

For the Year Ended December 31, 2016
Services:
Adjusted Transformation Services	$38,434	$—	$—	$38,434
Adjusted Platform and Operations Services	217,844	—	—	217,844
Adjusted Services Revenue	256,278	—	—	256,278
Adjusted Revenue	256,278	—	—	256,278
Purchase accounting adjustments (4)	(2,090)	—	—	(2,090)
Total revenue	$254,188	$—	$—	$254,188

			Segments
	Services	True Health (1)	Total
For the Year Ended December 31, 2018
Adjusted EBITDA	$21,310	$1,915	$23,225

For the Year Ended December 31, 2017
Adjusted EBITDA	$(2,204)	$—	$(2,204)

For the Year Ended December 31, 2016
Adjusted EBITDA	$(21,407)	$—	$(21,407)

(1)	The True Health segment was created in January 2018.

(2)	Adjustment to Adjusted Transformation Services Revenue was approximately $3.7 million and the adjustment to Adjusted Platform and Operations Services Revenue was approximately $0.8 million.

(3)
Purchase accounting adjustments pertain to Adjusted Platform and Operations Services Revenue. There were no purchase accounting adjustments in relation to Adjusted Transformation Services Revenue or True Health premiums revenue.

(4)
Purchase accounting adjustments of $2.1 million include an adjustment of $0.1 million to Adjusted Transformation Services Revenue and an adjustment of $2.0 million to Adjusted Platform and Operations Services Revenue.

The following table presents our reconciliation of segments total Adjusted EBITDA to net income (loss) attributable to Evolent Health, Inc. (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Net Income (Loss) Attributable to
Evolent Health, Inc.	$(52,658)	$(60,665)	$(159,742)
Less:
Interest income	3,440	1,656	970
Interest expense	(5,484)	(3,636)	(247)
(Provision) benefit for income taxes	(40)	6,637	10,755
Depreciation and amortization expenses	(44,515)	(32,368)	(17,224)
Goodwill impairment	—	—	(160,600)
Impact of lease abandonment	—	—	(6,456)
Income (loss) from equity method investees	(4,736)	(1,755)	(841)
Change in fair value of contingent
consideration and indemnification asset	4,104	(400)	2,086
Other income (expense), net	109	171	4
Net (income) loss attributable to
non-controlling interests	1,533	9,102	67,036
ASC 606 transition adjustments	(4,498)	—	—
Purchase accounting adjustments	(861)	(1,467)	(2,090)
Stock-based compensation expense	(17,609)	(20,437)	(22,501)
Severance costs	(2,205)	—	—
Amortization of contract cost assets	(2,456)	—	—
Transaction costs	(2,665)	(15,964)	(9,227)
Adjusted EBITDA	$23,225	$(2,204)	$(21,407)

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

19. Claims Reserves

The Company maintains reserves for claims incurred but not paid related its specialty care management services and its health plan, True Health, in New Mexico.

Claims reserves reflect estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. Claims reserves also reflect estimated amounts owed to NMHC under the Reinsurance Agreement, as discussed further in Note 9.

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

The Company’s policy is to use historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

For more recent months, the Company expects to rely more heavily on medical cost trend analysis that reflects expected claim payment patterns and other relevant operational considerations, or authorization analysis. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior. Authorization analysis projects costs on an authorization-level basis and also accounts for the impact of copays and deductibles, unit cost and historic discontinuation rates for treatment.

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

Activity in claims reserves for the year ended December 31, 2018, was as follows (in thousands):

	Services (1)	True Health	Total
Incurred costs related to current year	$38,674	$70,889	$109,563
Paid costs related to current year	38,124	58,318	96,442
Change during the year	550	12,571	13,121
Other adjustments (2)	(1,466)	(2,691)	(4,157)
Beginning balance	18,631	—	18,631
Ending balance	$17,715	$9,880	$27,595

(1) Costs incurred to provide specialty care management services are recorded within cost of revenue in our statement of operations.
(2) Other adjustments to claims reserves for Services reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf. Other adjustments for True Health include reinsurance premiums assumed of $2.7 million, net of claims-related administrative expenses of $0.6 million. In connection with the Reinsurance Agreement, we assumed $3.9 million of claims expenses for the year ended December 31, 2018, which is recorded within “Claims expenses” on our Consolidated Statements of Operations and Comprehensive Income (Loss), and recorded a liability of $1.2 million as of December 31, 2018, which is recoded within “Claims reserves” on our Consolidated Balance Sheets.

20. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of December 31, 2018 (in thousands) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury bills	$7,982	$120	$—	$8,102
Corporate bonds	887	17	—	904
Other CMOs	545	6	—	551
Yankees	596	11	—	607
Total investments	$10,010	$154	$—	$10,164

We did not hold any material investments as of December 31, 2017.

The amortized cost and fair value of our investments by contractual maturities as of December 31, 2018 (in thousands) were as follows:

	Amortized	Fair
	Cost	Value
Due after one year through five years	$9,666	$9,813
Due after five years through ten years	344	351
Total	$10,010	$10,164

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

We did not hold any securities that were in an unrealized loss position as of December 31, 2018 or 2017.

21. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Total revenue	$139,714	$144,298	$149,947	$193,104
Total operating expenses	153,846	153,264	160,977	206,456
Net income (loss)	(14,065)	(10,031)	(12,555)	(17,540)
Net income (loss) attributable to non-controlling interests	(439)	(115)	(126)	(853)
Net income (loss) attributable to Evolent Health, Inc.	(13,626)	(9,916)	(12,429)	(16,687)

Earnings (loss) per common share
Basic and Diluted	$(0.18)	$(0.13)	$(0.16)	$(0.21)

2017
Total revenue	$106,238	$107,071	$107,912	$113,729
Total operating expenses	127,693	126,188	121,932	131,977
Net income (loss)	(23,149)	(19,698)	(13,129)	(13,791)
Net income (loss) attributable to non-controlling interests	(5,137)	(2,793)	(541)	(631)
Net income (loss) attributable to Evolent Health, Inc.	(18,012)	(16,905)	(12,588)	(13,160)

Earnings (loss) per common share
Basic and Diluted	$(0.34)	$(0.28)	$(0.18)	$(0.18)

The unaudited consolidated quarterly results of operations include certain unusual or infrequently occurring items that were material to the results of certain quarters as described below.

On January 2, 2018, the Company launched a health plan in New Mexico, True Health, by acquiring assets related to NMHC’s commercial business. On October 1, 2018, the Company completed the acquisition of New Century Health. Accordingly, the 2018 quarterly results include the consolidated results of True Health and the quarterly results for the fourth quarter of 2018 include the consolidated results of New Century Health. In addition, as described further in Note 8, the Company issued its 2025 Notes during the fourth quarter of 2018, which increased interest expense by approximately $2.0 million during the fourth quarter of 2018.

22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Supplemental Disclosure of Non-cash Investing and Financing Activities
Class A and Class B common stock issued in connection with business combinations	$83,173	$—	$177,795
Change in goodwill due to measurement period adjustments related to business combinations	(117)	1,611	—
Decrease in accrued financing costs related to 2021 Notes	—	196	—
Consideration for asset acquisitions or business combinations	500	—	—
Settlement of escrow related to asset acquisition	2,519	—	—
Settlement of indemnification asset	1,004	—	—
Tax benefit related to Accordion intangible technology	—	2,042	—
Acquisition consideration payable	—	—	1,148
Accrued property and equipment purchases	368	229	446
Accrued deferred financing costs	607	—	1,036
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	34,682	168,883	28,220
Decrease in deferred tax liability as a result of securities offerings and exchanges	652	12,857	1,606

Supplemental Disclosures
Cash paid during the period for interest	2,500	2,472	—
Cash paid during the year for taxes, net	343	674	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the guidelines established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

We excluded New Century Health and True Health from our assessment of internal control over financial reporting as of December 31, 2018. This exclusion considers SEC guidance on newly acquired entities which may allow companies to exclude acquired entities from their assessment of internal control over financial reporting during the first year following the acquisition. New Century Health was acquired during the fourth quarter of 2018, and True Health is comprised of assets acquired from NMHC during the first quarter of 2018, both in business combinations. New Century Health and True Health are wholly-owned subsidiaries whose total assets excluded from management's assessment represent 1.4% and 1.8%, respectively, and total revenues excluded from management's assessment represent 7.8% and 15.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 11, 2019, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2018 (the “2019 Proxy Statement”).

The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Executive Officers of the Registrant” in this Annual Report on Form 10-K and our 2019 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our investor relations website (ir.evolenthealth.com) under “Corporate Governance.” We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics by posting such information on our website.

Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our 2019 Proxy Statement.

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

(4)	The Exhibits listed in the Exhibit Index below are filed with or incorporated by reference into this report.

EVOLENT HEALTH, INC.
Exhibit Index

2.1*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference
2.2*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on
Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference
2.3*	Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc., Evolent Health LLC,
Element Merger Sub, Inc., NCIS Holdings, Inc. and New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference
3.1	Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the
Company’s Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference
3.2	Second Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on
Form 8-K filed with the SEC on May 6, 2016, and incorporated herein by reference
4.1	Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration
Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
4.2	Registration Rights Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH,
L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as
Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
4.3	Indenture dated as of December 5, 2016, between Evolent Health, Inc. and U.S. Bank National Association, as
trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference
4.4	Form of 2.00% Convertible Senior Notes due 2021, filed as Exhibit A to the Indenture (Item 4.3 above), which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference
4.5	Indenture dated as of October 22, 2018, between Evolent Health, Inc. and U.S. Bank National Association, as
trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference
4.6	Form of 1.50% Convertible Senior Notes due 2025, filed as Exhibit A to the Indenture (Item 4.5 above), which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference
10.1	Third Amended and Restated Operating Agreement of Evolent Health LLC, dated as of June 4, 2015, filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.2	Income Tax Receivables Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc.,
Evolent Health LLC and certain stockholders of Evolent Health, Inc., filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.3	Exchange Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC,
TPG Eagle Holdings, L.P., The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.4*	Exchange Agreement, dated October 1, 2018, by and among Evolent Health, Inc., Evolent Health LLC and certain holders of Class B common units in Evolent Health LLC, filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 2, 2018, and incorporated herein by reference
10.5*	Exchange Agreement, dated October 1, 2018, by and among Evolent Health, Inc., Evolent Health LLC, New
Century Investment, LLC and CVSC NC Holdings, LLC, filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on October 2, 2018, and incorporated herein by reference
10.6	Amended and Restated Master Investors’ Rights Agreement among Evolent Health Holdings, Inc., Evolent Health
LLC and the Investors named therein, dated as of January 6, 2014, filed as Exhibit 10.6 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.7	Stockholders Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P.,

TPG Eagle Holdings, L.P., UPMC and The Advisory Board Company, filed as Exhibit 10.1 to the
Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.8+	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration Statement
on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.9+	Amendment No. 1 to the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.9 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.10+	Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Exhibit 10.9 to Amendment No. 1 to the
Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference
10.11+	Amendment to the Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Appendix B to the
Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2018, and incorporated herein by reference
10.12+	Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive
Compensation Plan, filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on
June 10, 2015, and incorporated herein by reference
10.13+	Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus
Incentive Compensation Plan, filed as Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.14+	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc.,
2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.15+	Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference
10.16+	Consulting Agreement by and between Evolent Health LLC and NCP, Inc., dated as of March 12, 2014, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.17†	Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1
filed with the SEC on May 5, 2015, and incorporated herein by reference
10.18†	Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and
Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement
on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.19	Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory
Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.20	Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of July 31, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.21	First Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of March 1, 2013, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.22	Second Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of April 1, 2014, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference
10.23	Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s
Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference
10.24+	Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc.
2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on
Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference
10.25+	Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc. 2015
Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q
filed with the SEC on August 7, 2017, and incorporated herein by reference
10.26+	Form of Leveraged Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive
Compensation Plan
21.1	Subsidiaries of Evolent Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of Evolent Health LLC as of December 31, 2016 and 2015 and for the year ended
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

Dated: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Williams	Chief Executive Officer and Director	February 28, 2019
Frank Williams	(Principal Executive Officer)

/s/ Nicholas McGrane	Chief Financial Officer	February 28, 2019
Nicholas McGrane	(Principal Financial Officer)

/s/ Lydia Stone	Chief Accounting Officer and Corporate Controller	February 28, 2019
Lydia Stone	(Principal Accounting Officer)

/s/ Seth Blackley	President and Director	February 28, 2019
Seth Blackley

/s/ David Farner	Director	February 28, 2019
David Farner

/s/ Bruce Felt	Director	February 28, 2019
Bruce Felt

/s/ Matthew Hobart	Director	February 28, 2019
Matthew Hobart

/s/ Diane Holder	Director	February 28, 2019
Diane Holder

/s/ M. Bridget Duffy	Director	February 28, 2019
M. Bridget Duffy, MD

/s/ Michael D’Amato	Director	February 28, 2019
Michael D’Amato

/s/ Norman Payson	Director	February 28, 2019
Norman Payson, MD

/s/ Kenneth Samet	Director	February 28, 2019
Kenneth Samet

/s/ Cheryl Scott	Director	February 28, 2019
Cheryl Scott