Form 10-Q
period 2019-03-31
Evolent Health, Inc.
filed 2019-05-09
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock of Evolent Health, Inc., par value $0.01 per share	EVH	New York Stock Exchange

As of May 6, 2019, there were 81,963,259 shares of the registrant’s Class A common stock outstanding and 713,517 shares of the registrant’s Class B common stock outstanding.

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

•	the structural change in the market for health care in the United States;

•	uncertainty in the health care regulatory framework, including the potential impact of policy changes;

•	uncertainty in the public exchange market;

•	the uncertain impact of CMS waivers to Medicaid rules and changes in membership and rates;

•	the uncertain impact the results of elections may have on health care laws and regulations;

•	our ability to effectively manage our growth and maintain an efficient cost structure;

•	our ability to offer new and innovative products and services;

•
risks related to completed and future acquisitions, investments, alliances and joint ventures, including the pending partnership with GlobalHealth, the acquisition of assets from New Mexico Health Connections (“NMHC”), and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), Aldera Holdings, Inc. (“Aldera”) and NCIS Holdings, Inc. (“New Century Health”), which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;

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

•	risks relating to our ability to maintain profitability for our and New Century Health’s performance-based contracts and products, including capitation and risk-bearing contracts;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including enrollment numbers for our partners’ plans (including in Florida), premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs, particularly in New Mexico;

•	our ability to attract new partners and successfully capture new growth opportunities;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target markets;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	risks related to governmental payer audits and actions, including whistleblower claims;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures, including with respect to privacy of health information;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;

•	the risk of a significant reduction in the enrollment in our health plan;

•	our ability to accurately underwrite performance-based risk-bearing contracts;

•	risks related to our offshore operations;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the risk of potential future goodwill impairment on our results of operations;

•	our indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	the impact of changes in accounting principles and guidance on our reported results;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

•
our ability to realize all or a portion of the tax benefits that we currently expect to result from past and future exchanges of Class B common units of Evolent Health LLC for our Class A common stock, and to utilize certain tax attributes of Evolent Health Holdings and an affiliate of TPG Global, LLC (along with its affiliates, “TPG”);

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

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), this Form 10-Q and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$170,817	$228,320
Restricted cash and restricted investments	50,920	154,718
Accounts receivable, net (amounts attributable to related parties: 2019 - $8,701; 2018 - $8,519)	65,626	80,208
Prepaid expenses and other current assets (amounts attributable to related parties: 2019 - 0; 2018 - $85)	30,495	22,618
Investments, at amortized cost	2,046	—
Contract assets	1,282	2,102
Total current assets	321,186	487,966
Restricted cash and restricted investments	7,036	6,105
Investments, at amortized cost	11,743	10,010
Investments in and advances to equity method investees	6,188	6,276
Property and equipment, net	77,379	73,628
Right-of-use assets - operating	63,855	—
Prepaid expenses and other noncurrent assets (amounts attributable to related parties: 2019 - $3,500; 2018 - $2,500)	11,264	15,028
Contract assets	1,695	961
Contract cost assets	22,463	19,147
Intangible assets, net	336,231	335,036
Goodwill	770,334	768,124
Total assets	$1,629,374	$1,722,281

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts attributable to related parties: 2019 - $2,496; 2018 - $1,564)	$39,007	$146,760
Accrued liabilities (amounts attributable to related parties: 2019 - $1,462; 2018 - $798)	53,018	48,957
Operating lease liabilities - current	3,439	—
Accrued compensation and employee benefits	15,872	25,460
Deferred revenue	22,320	20,584
Reserve for claims and performance-based arrangements	30,019	27,595
Total current liabilities	163,675	269,356
Long-term debt, net of discount	223,320	221,041
Other long-term liabilities	10,490	17,090
Operating lease liabilities - noncurrent	57,197	—
Deferred tax liabilities, net	24,566	25,438
Total liabilities	479,248	532,925

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized as of March 31, 2019 and December 31, 2018;
79,428,728 and 79,172,118 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	794	792
Class B common stock - $0.01 par value; 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018;
3,190,301 shares issued and outstanding as of March 31, 2019 and December 31, 2018	31	31
Additional paid-in capital	1,096,089	1,093,174
Accumulated other comprehensive income (loss)	(158)	(182)
Retained earnings (accumulated deficit)	3,270	50,009
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,100,026	1,143,824
Non-controlling interests	50,100	45,532
Total shareholders' equity (deficit)	1,150,126	1,189,356
Total liabilities and shareholders' equity (deficit)	$1,629,374	$1,722,281

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three
	Months Ended
	March 31,
	2019	2018
Revenue
Transformation services (1)	$3,353	$6,505
Platform and operations services (1)	147,292	109,818
Premiums	47,111	23,391
Total revenue	197,756	139,714

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	117,441	71,975
Claims expenses	37,757	16,749
Selling, general and administrative expenses (1)	74,838	55,526
Depreciation and amortization expenses	14,266	9,496
Change in fair value of contingent consideration	100	100
Total operating expenses	244,402	153,846
Operating income (loss)	(46,646)	(14,132)
Interest income	1,060	1,072
Interest expense	(3,562)	(853)
Income (loss) from equity method investees	(424)	(131)
Other income (expense), net	427	(18)
Income (loss) before income taxes and non-controlling interests	(49,145)	(14,062)
Provision (benefit) for income taxes	(496)	3
Net income (loss)	(48,649)	(14,065)
Net income (loss) attributable to non-controlling interests	(1,910)	(439)
Net income (loss) attributable to Evolent Health, Inc.	$(46,739)	$(13,626)

Earnings (Loss) Available for Common Shareholders
Basic and Diluted	$(46,739)	$(13,626)

Earnings (Loss) per Common Share
Basic and Diluted	$(0.59)	$(0.18)

Weighted-Average Common Shares Outstanding
Basic and Diluted	79,335	75,375

Comprehensive income (loss)
Net income (loss)	$(48,649)	$(14,065)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	24	—
Total comprehensive income (loss)	(48,625)	(14,065)
Total comprehensive income (loss) attributable to non-controlling interests	(1,910)	(439)
Total comprehensive income (loss) attributable to Evolent Health, Inc.	$(46,715)	$(13,626)

(1) See Note 17 for amounts related to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three
	Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(48,649)	$(14,065)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
(Income) loss from equity method investees	424	131
Change in fair value of contingent consideration	100	100
Depreciation and amortization expenses	14,266	9,496
Amortization of deferred financing costs	2,279	229
Stock-based compensation expense	4,537	3,795
Deferred tax provision (benefit)	(492)	(42)
Amortization of contract cost assets	1,250	570
Other	427	(206)
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net and contract assets	14,796	(17,135)
Prepaid expenses and other current and noncurrent assets	(4,174)	(12,610)
Contract cost assets	(4,565)	(355)
Accounts payable	(204)	2,334
Accrued liabilities	3,605	5,209
Accrued compensation and employee benefits	(9,591)	(19,570)
Deferred revenue	1,736	10,869
Reserves for claims and performance-based arrangements	2,424	6,699
ROU operating assets	(12,493)	—
Operating lease liabilities	13,233	—
Other long-term liabilities	(4,618)	(154)
Net cash and restricted cash provided by (used in) operating activities	(25,709)	(24,705)

Cash Flows from Investing Activities
Cash paid for asset acquisitions or business combinations	(6,000)	(11,676)
Customer advance for regulatory capital requirements	(5,400)	—
Principal repayment of implementation funding loan	—	4,000
Amount received from escrow in asset acquisition	—	500
Purchases of investments	(3,779)	—
Investments in and advances to equity method investees	(337)	(4,000)
Investments in internal-use software and purchases of property and equipment	(9,462)	(9,553)
Purchases of restricted investments	(500)	—
Maturities of restricted investments	—	8,044
Net cash and restricted cash provided by (used in) investing activities	(25,478)	(12,685)

Cash Flows from Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(107,500)	(22,268)
Amount received from escrow in asset acquisition	500	—
Deferred financing costs related to 2025 Notes	(608)	—
Proceeds from stock option exercises	123	1,461
Taxes withheld and paid for vesting of restricted stock units	(2,180)	(800)
Net cash and restricted cash provided by (used in) financing activities	(109,665)	(21,607)
Effect of exchange rate on cash and cash equivalents and restricted cash	(19)	(4)
Net increase (decrease) in cash and cash equivalents and restricted cash	(160,871)	(59,001)
Cash and cash equivalents and restricted cash as of beginning-of-period	388,325	295,363
Cash and cash equivalents and restricted cash as of end-of-period	$227,454	$236,362

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	Three Months Ended March 31, 2019
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$45,532	$1,189,356

Stock-based compensation expense	—	—	—	—	4,152	—	—	—	4,152
Exercise of stock options	11	—	—	—	123	—	—	—	123
Restricted stock units vested, net of shares withheld for taxes	203	2	—	—	(2,182)	—	—	—	(2,180)
Class A common stock issued for Passport earn-out	43	—	—	—	800	—	—	—	800
Amount attributable to NCI from 2019 business combination	—	—	—	—	—	—	—	6,500	6,500
Foreign currency translation adjustment	—	—	—	—	—	24	—	—	24
Net income (loss)	—	—	—	—	—	—	(46,739)	(1,910)	(48,649)
Reclassification of non-controlling interests	—	—	—	—	22	—	—	(22)	—

Balance as of March 31, 2019	79,429	$794	3,190	$31	$1,096,089	$(158)	$3,270	$50,100	$1,150,126

	Three Months Ended March 31, 2018
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2017	74,723	$747	2,654	$27	$924,153	$—	$85,952	$35,427	$1,046,306

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	3,795	—	—	—	3,795
Exercise of stock options	354	4	—	—	1,457	—	—	—	1,461
Restricted stock units vested, net of shares withheld for taxes	129	1	—	—	(801)	—	—	—	(800)
Exchange of Class B common stock	1,773	18	(1,773)	(18)	23,805	—	—	(23,805)	—
Tax impact of Class B Exchanges	—	—	—	—	908	—	—	—	908
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(13,626)	(439)	(14,065)
Reclassification of non-controlling interests	—	—	—	—	5	—	—	(5)	—

Balance as of March 31, 2018	76,979	$770	881	$9	$953,322	$—	$89,041	$11,772	$1,054,914

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware, and is a managed care services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company operates through two segments. The Company’s services segment (“Services”) provides our customers, who we refer to as partners, with a population health management platform, integrated data and analytics capabilities, claims processing services, pharmacy benefit management, specialty care management services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s wholly-owned subsidiary, True Health New Mexico, Inc. (“True Health”) operates as a separate segment and is a commercial health plan we operate in New Mexico that focuses on small and large businesses. The Company’s headquarters is located in Arlington, Virginia.

As of March 31, 2019, Evolent Health, Inc. owns 96.1% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and controls its operations. Therefore, the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc.

Since its inception, the Company has incurred losses from operations. As of March 31, 2019, the Company had cash and cash equivalents of $170.8 million. The Company believes it has sufficient liquidity for the next 12 months as of the date the financial statements were available to be issued.

2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2018, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2018 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2018 Form 10-K for a complete summary of our significant accounting policies.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles and long-lived assets), liabilities (including IBNR), consideration related to business combinations and asset acquisitions, revenue recognition including variable consideration, estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and the useful lives of intangible assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

Operating Segments

Operating segments are defined as components of a business that may recognize revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of our technology-enabled value-based care services, specialty care management services and comprehensive health plan administration services. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses. See Note 18 for a discussion of our operating results by segment.

Revenue Recognition

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. Transformation services consist of implementation services whereby we assist the customer in launching its population health or health plan strategy. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management (through performance-based arrangements) and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily third-party administration (“TPA”) services. Revenue is recognized when control of the services is transferred to our customers.

We use the following 5-step model, outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine revenue recognition for our Services segment from our contracts with customers:

•	Identify the contract(s) with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to performance obligations

•	Recognize revenue when (or as) the entity satisfies a performance obligation

Our True Health segment derives revenue from premiums that are earned over the terms of the related insurance policies. True Health also derives revenue from reinsurance premiums assumed from NMHC under the terms of the Reinsurance Agreement (as defined in Note 9). The portion of premiums that will be earned in the future or are received prior to the effectiveness of the policy are deferred and reported as premiums received in advance. These amounts are generally classified as short-term deferred revenue on our consolidated balance sheets.

See Note 5 for further discussion of our policies related to revenue recognition.

Leases
As discussed in Note 3, we adopted Accounting Standards Update (“ASU”) 2016-02 effective January 1, 2019. The following reflects our updated policy for leases.

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. At the inception of any contract, the Company evaluates the agreement to determine whether the contract contains a lease. If the contract contains a lease, the Company then evaluates the term and whether the lease is an operating or finance lease. Most leases include one or more options to renew or may have a termination option. The Company determines whether these options are reasonably certain to be exercised at the inception of the lease. The rent expense is recognized on a straight-line basis in the consolidated statements of operations and comprehensive income (loss) over the term of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Further, the Company treats all lease and non-lease components as a single combined lease component for all classes of underlying assets.

The Company also enters into sublease agreements for some of its leased office space. Rental income attributable to subleases is offset against rent expense over the terms of the respective leases.

Refer to Note 10 for additional lease disclosures.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
Collateral for letters of credit for facility leases (1)	$3,710	$3,710
Collateral with financial institutions (2)	37,691	34,142
Claims processing services (3)	14,939	122,439
Other	1,616	532
Total restricted cash and restricted investments	57,956	160,823

Current restricted investments	711	211
Current restricted cash	50,209	154,507
Total current restricted cash and restricted investments	50,920	154,718

Noncurrent restricted investments	608	607
Noncurrent restricted cash	6,428	5,498
Total noncurrent restricted cash and
restricted investments	$7,036	$6,105

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of March 31, 2019, and December 31, 2018, approximately $34.8 million and $31.2 million of the collateral amount was in a trust account and invested in a money market fund. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 16 for discussion of our fair value measurement and Note 9 for discussion of our risk-sharing arrangements. As of March 31, 2019, and December 31, 2018, approximately $2.9 million of the collateral amount was held in FDIC participating bank accounts, primarily related to a line of credit.
(3) Represents cash held by Evolent related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	As of March 31,
	2019	2018
Cash and cash equivalents	$170,817	$200,316
Restricted cash and restricted investments	57,956	36,757
Restricted investments included in
restricted cash and restricted investments	(1,319)	(711)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$227,454	$236,362

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

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Information regarding the determination and allocation of the fair value of recently acquired assets and liabilities is further described within Note 4.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	10-20 years
Customer relationships	10-25 years
Technology	5 years
Provider network contracts	5 years

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

Reserves for claims and performance-based arrangements

Reserves for claims and performance-based arrangements for our Services and True Health segments reflect estimates of payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed to NMHC under a reinsurance agreement as discussed further in Note 9. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known. See Note 19 for additional discussion regarding our reserves for claims and performance-based arrangements.

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, in order to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This update introduces a new standard on accounting for leases, including a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, which is intended to make targeted improvements to ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard using an effective date method rather than the earliest comparative period. The requirements of ASU 2018-11 are effective on the same date as the requirements of ASU 2016-02. We adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. Further, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $51.4 million and $47.4 million, respectively, on our consolidated balance sheet as of January 1, 2019. The standard had no impact on our results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Services Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the requirements of ASU 2018-15 effective January 1, 2019. There was no impact to our consolidated balance sheets or results of operations as of or for the three months ended March 31, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, in order to clarify the principles of recognizing revenue. This standard establishes the core principle of recognizing revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB defines a five-step process that systematically identifies the various components of the revenue recognition process, culminating with the recognition of revenue upon satisfaction of an entity’s performance obligations. By completing all five steps of the process, the core principles of revenue recognition will be achieved. The new revenue standard (including updates) is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The guidance permits two methods of adoption: i) the full retrospective method applying the standard to each prior reporting period presented, or ii) the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. The standard also allows entities to apply certain practical expedients at their discretion. The Company adopted the standard effective January 1, 2018, using the modified retrospective method for only contracts that were not completed at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition (“ASC 605”). The adoption of this standard resulted in changes related to revenue recognition for contracts that contain certain features, such as variable consideration. These changes generally accelerate revenue recognition. In addition, certain customer setup costs, which have historically been expensed as incurred, will now be capitalized. Evolent recognized the cumulative effect of applying the new revenue standard as a $17.3 million adjustment to the opening balance of retained earnings, including non-controlling interests, in the first quarter of 2018, primarily as a result of capitalization of expenses related to contract acquisition and fulfillment costs and acceleration of revenue due to variable consideration estimation. See Note 5 for additional disclosures regarding Evolent's contracts with customers. See Note 2 for updated revenue recognition accounting policy.

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
Total merger consideration, net of cash on hand and certain closing adjustments, was $205.1 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018. The merger consideration consisted of $118.7 million of cash consideration, 3.1 million shares of Evolent Health LLC’s Class B common units and an equal number of the Company’s Class B common stock and an earn-out of up to $11.4 million, fair valued at $3.2 million as of October 1, 2018. The merger agreement includes an earn-out of up to $20.0 million, $11.4 million of which is payable to the former owners of New Century Health and $8.6 million of which is payable to former employees of New Century Health that became employees of the Company. The amount payable to the former owners of New Century Health is considered merger consideration. The amount payable to the former employees of New Century Health requires continued employment with the Company and is therefore considered post-combination compensation expense. See Note 16 for additional information regarding the fair value determination of the earn-out consideration and “Part II - Item 8. Financial Statements and Supplementary Data - Note 11” within our 2018 Form 10-K for additional information about the portion of the earn-out that is classified as post-combination compensation expense. The Evolent Health LLC Class B common units, together with a corresponding number of the Company’s Class B common stock, can be exchanged for an equivalent number of the Company’s Class A common stock, and were valued at $83.2 million using the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018.
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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2018, as follows (in thousands):

Purchase consideration:
Cash	$124,652
Fair value of Class B common stock issued	83,173
Fair value of contingent consideration	3,200
Total consideration	$211,025

Tangible assets acquired:
Cash and cash equivalents	$5,963
Accounts receivable	5,559
Prepaid expenses and other current assets	7,901
Property and equipment	381
Other noncurrent assets	148

Identifiable intangible assets acquired:
Customer relationships	72,500
Technology	27,000
Corporate trade name	4,300
Provider network contracts	9,600

Liabilities assumed:
Accounts payable	1,167
Accrued liabilities	1,494
Accrued compensation and employee benefits	3,966
Reserves for claims and performance-based arrangements	18,631
Deferred tax liabilities	24,041
Other long-term liabilities	6,138

Goodwill	133,110
Net assets acquired	$211,025

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

New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health, completed its previously announced acquisition of assets related to NMHC’s commercial, small and large group business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The Company paid cash consideration of $10.3 million in connection with the acquisition. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico.

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

Identifiable intangible assets associated with customer relationships and provider network contracts will be amortized on a straight-line basis over their estimated useful lives of 15 and 5 years, respectively. The customer relationships represent existing contracts in place to provide health plan services to a number of large and small group customers throughout the state of New Mexico. The provider network contracts represent a network of hospitals and physicians to service the health plan customers. The fair value of the customer relationship intangible asset was primarily determined using the income approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The fair value of the provider network intangible asset was primarily determined using the cost approach. The cost approach estimates the fair value for an asset based on the amount it would cost to replace the asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Goodwill associated with the acquisition of assets from NMHC is allocated entirely to the True Health segment. The goodwill is attributable primarily to the acquired workforce and expected cost synergies, none of which qualify for recognition as a separate intangible asset. Goodwill is considered an indefinite-lived asset. The transaction is an asset acquisition for tax purposes, and as such the tax-basis in the acquired assets is equal to the book-basis fair value calculated and is recorded at the True Health legal entity. Therefore, no opening balance sheet deferred tax liability was recorded. The amount of goodwill determined for tax purposes is deductible.

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed based on a valuation performed using information available at the date of the transaction.

True Health is a separate segment, and its results of operations are provided in Note 18 - Segment Reporting.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma consolidated statements of operations presented below gives effect to the New Century Health and True Health transactions as if they took place on January 1, 2017. The following pro forma information includes adjustments to:

•	Remove transaction costs related to the New Century Health transaction of $1.6 million recorded during 2018 and reclassify such amounts to 2017;

•	Record amortization expenses related to intangible assets beginning on January 1, 2017, for intangibles acquired as part of the New Century Health and True Health transactions;

•	Record revenue and expenses related to the NMHC MSA beginning January 1, 2017;

•	Record stock-based compensation expense beginning on January 1, 2017, for equity awards granted as part of the New Century Health transaction; and

•	Record the issuance of Class B common shares as part of the New Century Health transaction as of January 1, 2017.

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

	For the Three
	Months Ended
	March 31,
	2019	2018
Revenue	$197,756	$184,630
Net income (loss)	(48,649)	(14,885)
Net income (loss) attributable to non-controlling interests	(1,881)	(972)
Net income (loss) attributable to Evolent Health, Inc.	(46,768)	(13,913)

Net income (loss) per Common Share available to common shareholders
Basic and Diluted	$(0.59)	$(0.18)

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

2018 Private Sales

In March 2018, The Advisory Board sold 3.0 million shares of the Company’s Class A common Stock in a private sale (the “March 2018 Private Sale”). The shares sold in the March 2018 Private Sale consisted of 1.2 million existing shares of the Company’s Class A common stock owned by The Advisory Board and 1.8 million newly-issued shares of the Company’s Class A common stock received by The Advisory Board pursuant to a Class B Exchange for all of its outstanding shares of the Company’s Class B common stock and Class B units. The Company did not receive any proceeds from the March 2018 Private Sale. Subsequent to this Class B Exchange, in

June 2018, The Advisory Board sold all of their remaining shares of the Company’s Class A common stock and no longer owns any shares of our Class A common stock, Class B common stock or Class B units held by the Advisory Board at the time of the IPO.

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

5. Revenue Recognition

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services.

Transformation Services Revenue

Transformation services consist of implementation services whereby we assist the customer in launching its population health or health plan strategy. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. The transformation services are usually completed within 12 months. We generally receive a fixed fee for transformation services and recognize revenue over time using an input method based on hours incurred compared to the total estimated hours required to satisfy our performance obligation.

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management (through performance-based arrangements) and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily TPA services. Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue for platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

Disaggregation of Revenue

The following table represents Evolent’s Services segment revenue disaggregated by revenue type (in thousands), excluding revenues from our True Health segment and from our downside risk sharing arrangements through our insurance subsidiary, which are accounted for under ASC 944, Financial Services-Insurance.

	For the Three
	Months Ended
	March 31,
	2019	2018
Services Revenue
Transformation services	$3,353	$6,505
Platform and operations services	147,292	108,420

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term that is greater than one year, we have allocated approximately $84.6 million of transaction price to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 56% and 88% of these remaining performance obligations by December 31, 2019, and December 31, 2020, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of this revenue that we actually receive may be less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of	As of
	March 31,	December 31,
	2019	2018
Short-term receivables (1)	$63,886	$78,380
Long-term receivables (1)	6,550	6,550
Short-term contract assets	1,282	2,102
Long-term contract assets	1,695	961
Short-term deferred revenue	22,320	20,584
Long-term deferred revenue	443	1,502
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the three months ended March 31, 2019, were as follows (in thousands):

Contract assets
Balance as of beginning-of-period	$3,063
Reclass to receivables, as the right
to consideration becomes unconditional	(1,183)
Contract assets recognized, net of
reclass to receivables	1,097
Balance as of end-of-period	$2,977

Deferred revenue
Balance as of beginning-of-period	$22,086
Reclass to revenue, as a result
of performance obligations satisfied	(11,807)
Cash received in advance of satisfaction
of performance obligations	12,484
Balance as of end-of-period	$22,763

The amount of revenue recognized during the three months ended March 31, 2019, from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as noncurrent assets and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Selling, general and administrative expenses” on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2019 and December 31, 2018, the Company had $2.5 million and $1.5 million of contract acquisition cost assets, net of accumulated amortization. The Company recorded amortization expense of $0.1 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as noncurrent and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Cost of revenue” on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2019 and December 31, 2018, the Company had $20.0 million and 17.6 million of contract fulfillment cost assets, net of accumulated amortization. The Company recorded amortization expense of $1.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

The majority of the contract cost balance was recorded as part of the transition adjustment that was recorded upon implementation of ASC 606. These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	March 31,	December 31,
	2019	2018
Computer hardware	$10,850	$10,421
Furniture and equipment	3,226	3,187
Internal-use software development costs	90,284	81,640
Leasehold improvements	10,011	10,118
Total property and equipment	114,371	105,366
Accumulated depreciation and amortization	(36,992)	(31,738)
Total property and equipment, net	$77,379	$73,628

The Company capitalized $8.7 million and $10.5 million of internal-use software development costs for the three months ended March 31, 2019 and 2018, respectively. The net book value of capitalized internal-use software development costs was $67.4 million and $62.8 million as of March 31, 2019, and December 31, 2018, respectively.

Depreciation expense related to property and equipment was $5.2 million for the three months ended March 31, 2019, of which amortization expense related to capitalized internal-use software development costs was $4.1 million. Depreciation expense related to property and equipment was $3.6 million for the three months ended March 31, 2018, of which amortization expense related to capitalized internal-use software development costs was $2.5 million.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2019. We will perform our annual impairment test as of October 31, 2019.

The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Three Months Ended March 31, 2019
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$762,419	$5,705	$768,124
Goodwill Acquired	2,200	—	2,200
Measurement period adjustments	—	—	—
Foreign currency translation	10	—	10
Balance as of end-of-period	$764,629	$5,705	$770,334

(1) Net of cumulative inception to date impairment of $160.6 million.

	For the Year Ended December 31, 2018
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$628,186	$—	$628,186
Goodwill Acquired (2)	134,343	5,826	140,169
Measurement period adjustments (3)	4	(121)	(117)
Foreign currency translation (4)	(114)	—	(114)
Balance as of end-of-period	$762,419	$5,705	$768,124

(1) Net of cumulative inception to date impairment of $160.6 million.
(2) Goodwill acquired primarily as a result of the New Century Health and True Health transactions, as discussed in Note 4.
(3) Measurement period adjustments related to transactions completed during the first quarter of 2018.
(4) Foreign currency translation related to a transaction completed during the first quarter of 2018.

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of March 31, 2019
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	14.9	$23,300	$3,856	$19,444
Customer relationships	17.6	291,519	32,818	258,701
Technology	2.7	82,922	36,261	46,661
Below market lease, net	3.8	4,097	3,037	1,060
Provider network contracts	4.4	11,900	1,535	10,365
Total		$413,738	$77,507	$336,231

	As of December 31, 2018
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	15.2	$23,300	$3,511	$19,789
Customer relationships	18.1	281,219	29,184	252,035
Technology	3.0	82,922	31,764	51,158
Below market lease, net	4.0	4,097	3,003	1,094
Provider network contracts	4.6	11,900	940	10,960
Total		$403,438	$68,402	$335,036

Amortization expense related to intangible assets was $9.1 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively.

Future estimated amortization of intangible assets (in thousands) as of March 31, 2019, is as follows:

2019	$28,419
2020	33,309
2021	29,173
2022	25,292
2023	22,528
Thereafter	197,510
Total	$336,231

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during three months ended March 31, 2019, that would require an impairment test for our intangible assets.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million related to the 2025 Notes for the three months ended March 31, 2019. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $5.9 million are also allocated to the debt and equity components in proportion to the allocation of proceeds. Of the $5.9 million in issuance costs, $3.4 million of issuance costs is allocated to the debt component which, along with the equity component of $71.8 million, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the three months ended March 31, 2019, the Company recorded $2.0 million in non-cash interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three months ended March 31, 2019 and 2018, the Company recorded approximately $0.6 million in interest expense and $0.2 million in non-cash interest expense related to the amortization of deferred financing costs.

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

Convertible Senior Notes Carrying Value

The 2025 Notes and 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying values of $100.8 million and $122.5 million, respectively, as of March 31, 2019. However, the 2025 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair values as of March 31, 2019, were $136.7 million and $121.4 million, respectively, based on traded prices on April 3, 2019, and March 28, 2019, respectively, which are Level 2 inputs. The fair values of the 2025 Notes and 2021 Notes as of December 31, 2018, were $158.8 million and $133.6 million, respectively, based on traded prices on December 28, 2018, and December 26, 2018, respectively, which are Level 2 inputs. The 2025 Notes and 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	March 31,	December 31,
	2019	2018
2025 Notes
Carrying value	$100,779	$98,730
Unamortized debt discount and
issuance costs allocated to debt	71,721	73,770
Principal amount	$172,500	$172,500
Remaining amortization period (years)	6.5	6.8

2021 Notes
Carrying value	$122,541	$122,311
Unamortized issuance costs	2,459	2,689
Principal amount	$125,000	$125,000
Remaining amortization period (years)	2.7	2.9

9. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $11.0 million as of March 31, 2019 and December 31, 2018, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of Company’s control and payment could be requested during 2019.

Letter of Credit

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit is effective from September 30, 2017 through June 30, 2019, and carries a quarterly facility rental fee of 0.8% per annum on the amount of the outstanding balance. The letter of credit will terminate on June 30, 2019. The letter of credit is presented at the face amount plus accrued facility rental fee, less received payments. There were no outstanding balances related to this letter of credit as of March 31, 2019, or December 31, 2018.

Lease Commitments

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. In connection with certain office space lease agreements, the Company is required to maintain $3.7 million in letters of credit and, as such, held $3.7 million in restricted cash and restricted investments as collateral for the letters of credit as of March 31, 2019. Refer to Note 10 for additional discussion regarding leases.

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

Pre-IPO Investor Registration Rights Agreement

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act of 1933, as amended, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our Investor Stockholders for the three months ended March 31, 2019 and 2018.

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $34.8 million as of March 31, 2019, to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

Reinsurance Agreements

During the fourth quarter of 2017, the Company had entered into a 15-month, $10.0 million capital-only reinsurance agreement with NMHC, which expired on December 31, 2018. The purpose of the capital-only reinsurance was to provide balance sheet support to NMHC. There was no uncertainty to the outcome of the agreement as there was no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health was at risk for any cash payments on behalf of NMHC. As a result, this agreement did not qualify for reinsurance accounting. The Company recorded a quarterly fee of approximately $0.2 million as non-operating income on its consolidated statements of operations and comprehensive income (loss) and maintained $10.0 million within “Restricted Cash and Restricted Investments” on its consolidated balance sheets for the duration of the reinsurance agreement.

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into a 15-month quota-share reinsurance agreement with NMHC (“Reinsurance Agreement”). Under the terms of the Reinsurance Agreement, NMHC will cede 90% of its gross premiums to the Company and the Company will indemnify NMHC for 90% of its claims liability. The maximum amount of exposure to the Company is capped at 105% of premiums ceded to the Company by NMHC. The Reinsurance Agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company will record the full amount of the gross reinsurance premiums and claims assumed by the Company within “Premiums” and “Claims Expenses,” respectively, and record claims-related administrative expenses within “Selling, general and administrative expenses” on our consolidated statements of operations and comprehensive income (loss) from the legal effective date of the Reinsurance Agreement. Amounts owed to NMHC under the Reinsurance Agreement are recorded within “Reserves for claims and performance-based arrangements” on our consolidated balance sheets. Amounts owed by NMHC under the Reinsurance Agreement are recorded within “Accounts receivable, net” on our consolidated balance sheets.

The following table summarizes premiums and claims assumed under the Reinsurance Agreement for the three months ended March 31, 2019 (in thousands):

Reinsurance premiums assumed	$25,441
Claims assumed	21,151
Claims-related administrative expenses	4,282
(Increase) decrease in reserves for claims and performance-based
arrangements attributable to the Reinsurance Agreement	8
Reserves for claims and performance-based arrangements
attributable to the Reinsurance Agreement at the beginning of the period	1,243
Reinsurance payments	1,243
Receivables for claims and performance-based arrangements
attributable to the Reinsurance Agreement at the end of the period	$8

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

Contingencies

Tax Receivables Agreement

In connection with the Offering Reorganization (as described in our 2018 Form 10-K), the Company entered into the Tax Receivables Agreement (the “TRA”) with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no NOL carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including:

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

Due to the items noted above, and the fact that Evolent Health, Inc. is in a full valuation allowance position such that the deferred tax assets related to the Company’s historical pre-IPO losses and tax basis increase benefit from exchanges have not been realized, the Company has not recorded a liability pursuant to the TRA.

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of March 31, 2019, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2019, approximately 80.3% of our $227.5 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 19.3% were held in money market funds and less than 1.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	March 31,	December 31,
	2019	2018
Customer C	15.4%	23.3%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three
	Months Ended
	March 31,
	2019	2018
Customer A	14.0%	*
Customer B	13.1%	20.1%
Customer C	*	10.6%

* Represents less than 10.0% of the respective balance

10. Leases

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. At the inception of any contract, the Company evaluates the agreement to determine whether the contract contains a lease. If the contract contains a lease, the Company then evaluates the term and whether the lease is an operating or finance lease. Most leases include one or more options to renew or may have a termination option. The Company determines whether these options are reasonably certain to be exercised or not at the inception of the lease. The rent expense is recognized on a straight-line basis in the consolidated statements of operations and comprehensive income (loss) over the term of the lease. Leases with an initial term or 12 months or less are not recorded on our consolidated balance sheets.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Further, the Company treats all lease and non-lease components as a single combined lease component for all classes of underlying assets.
The Company also enters into sublease agreements for some of its leased office space. Rental income attributable to subleases is offset against rent expense over the terms of the respective leases.

The following table summarizes the components of our lease expense (in thousands):

For the Three
Months Ended
March 31,
2019
Operating lease cost	$3,281
Variable lease cost	1,455
Total lease cost	$4,736

As discussed in Note 3, the Company adopted ASU 2016-02 effective January 1, 2019, which resulted in accounting for leases under ASC 842. Prior to the adoption, we accounted for leases under ASC 840. In accordance with ASC 840, rent expense, net of sublease income, on operating leases was $3.3 million for the three months ended March 31, 2018.

Maturity of lease liabilities (in thousands) as of March 31, 2019, is as follows:

Operating lease
expense (1)
2019	$5,226
2020	8,613
2021	8,719
2022	7,563
2023	7,414
2024 and thereafter	47,118
Total lease payments	84,653
Less:
Interest	24,017
Present value of lease liabilities	60,636

(1) We have additional operating lease agreements for office space that have not yet commenced as of March 31, 2019. The minimum lease payments for those leases are $31.1 million and the leases will commence throughout the remainder of 2019.

Our weighted-average discount rate and our weighted-remaining lease terms (in years) is as follows:

As of
March 31,
2019
Weighted average discount rate	6.25%
Weighted average remaining lease term	9.71

11. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three
	Months Ended
	March 31,
	2019	2018
Net income (loss)	$(48,649)	$(14,065)
Less:
Net income (loss) attributable to non-controlling interests	(1,910)	(439)
Net income (loss) available for common shareholders (1) (2)	$(46,739)	$(13,626)

Weighted-average common shares outstanding (2) (3)	79,335	75,375

Earnings (Loss) per Common Share
Basic	$(0.59)	$(0.18)
Diluted	(0.59)	(0.18)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three
	Months Ended
	March 31,
	2019	2018
Exchangeable Class B common stock	3,190	2,141
Restricted stock units ("RSUs"), performance-based RSUs
and leveraged stock units ("LSUs")	1,043	627
Stock options and performance-based stock options	1,966	2,162
Convertible senior notes	10,361	5,201
Total	16,560	10,131

12. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2019	2018
Award Type
Stock options	$1,360	$2,231
Performance-based stock options	110	110
RSUs	2,430	1,454
Performance-based RSUs	384	—
LSUs	253	—
Total	$4,537	$3,795

Line Item
Cost of revenue	$791	$316
Selling, general and
administrative expenses	3,746	3,479
Total	$4,537	$3,795

No stock-based compensation in the totals above was capitalized as software development costs for the three months ended March 31, 2019 and 2018, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2019	2018
Stock options	381	962
RSUs	501	753
LSUs	720	—

13. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

The Company recorded $0.5 million in income tax benefit and less than $0.1 million in income tax expense for the three months ended March 31, 2019 and 2018, respectively, which resulted in effective tax rates of 1.0% and less than (0.1)%, respectively. The income tax benefit recorded during the three months ended March 31, 2019, primarily relates to the amortization of intangible assets acquired as part of the New Century Health transaction. Furthermore, Evolent Health, Inc. continues to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components as part of its outside basis difference in its partnership interest in Evolent Health LLC.

As of December 31, 2018, the Company had unrecognized tax benefits of $0.9 million that, if recognized, would not affect the effective tax rate. As of March 31, 2019, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year, with the exception of New Century Health’s examination by the State of California for 2015-2017.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 9 above and “Part II - Item 8. Financial Statements and Supplementary Data - Note 12” in our 2018 Form 10-K for discussion of our TRA.

14. Investments In and Advances to Equity Method Investees

The Company has entered into joint venture agreements with various entities. As of March 31, 2019 and December 31, 2018, the Company’s economic and voting interests in these entities ranged between 4% and 40%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $0.4 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenues related to these services agreements was $7.1 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

15. Non-controlling Interests

As discussed in Note 1, Evolent Health, Inc. does not own 100% of the economic interests of Evolent Health LLC. The Company’s ownership percentage changes with the issuance of Class A common stock and Class B Exchanges. Following is a description of events that resulted in changes to the Company’s ownership percentage during 2018. There was no material change in the Company’s ownership percentage during the three months ended March 31, 2019.

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

As of March 31, 2019, and December 31, 2018, we owned 96.1% of the economic interests in Evolent Health LLC. See Note 4 for further discussion of our business combinations and securities offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three
	Months Ended
	March 31,
	2019	2018
Non-controlling interests as of beginning-of-period	$45,532	$35,427
Cumulative-effect adjustment from adoption of new accounting principle	—	594
Decrease in non-controlling interests as a result of Class B Exchanges	—	(23,805)
Amount attributable to NCI from 2019 business combination	6,500	—
Net income (loss) attributable to non-controlling interests	(1,910)	(439)
Reclassification of non-controlling interests	(22)	(5)
Non-controlling interests as of end-of-period	$50,100	$11,772

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$9,139	$—	$—	$9,139
Restricted cash and restricted investments (1)	34,774	—	—	34,774
Total	$43,913	$—	$—	$43,913

Liabilities
Contingent consideration (2)	—	—	8,100	8,100

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$11,391	$—	$—	$11,391
Restricted cash and restricted investments (1)	31,226	—	—	31,226
Total	$42,617	$—	$—	$42,617

Liabilities
Contingent consideration (2)	—	—	8,800	8,800
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of March 31, 2019, and December 31, 2018, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the University Health Care, Inc. d/b/a Passport Health Plan (“Passport”) acquisition and the New Century Health transaction as described below. As of March 31, 2019, $4.9 million was attributable to Passport and $3.2 million was attributable to New Century Health. As of December 31, 2018, $5.6 million was attributable to Passport and $3.2 million was attributable to New Century Health.
The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three month periods ended March 31, 2019 and 2018, respectively.
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

The acquisition of New Century Health includes an earn-out of up to $11.4 million, contingent upon New Century Health achieving certain levels of operating results during 2019. The fair value of the earn-out was estimated based on the real options approach, a form of the income approach, which estimated the probability of New Century Health achieving certain levels of operating results during 2019. The significant unobservable inputs used in the fair value measurement of the New Century Health earn-out are the risk neutral probabilities that the 2019 operating results for New Century Health are sufficient to either exceed the minimum earn-out threshold or meet the earn-out target cap. A significant increase in either one of these metrics, in isolation, would result in a significantly higher fair value of the contingent consideration. Refer to Note 4 for additional discussion of the New Century Health transaction.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2019	2018
Balance as of beginning-of-period	$8,800	$8,700
Settlements	(800)	—
Realized and unrealized (gains) losses, net	100	100
Balance as of end-of-period	$8,100	$8,800

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	As of March 31, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$4,900	Real options approach	Risk-adjusted recurring revenue CAGR	103.9%	(1)
			Discount rate	5.5% - 6.5%

New Century Health
contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(2)
			Risk-neutral probability meets earn-out cap	24.0%	(2)

	As of December 31, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$5,600	Real options approach	Risk-adjusted recurring revenue CAGR	103.9%	(1)
			Discount rate	5.5% - 6.5%

New Century Health
contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(2)
			Risk-neutral probability meets earn-out cap	24.0%	(2)

(1) The risk-adjusted recurring revenue CAGR is calculated over the five-year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rates is based on theoretical 2016 and 2017 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR from 2019-2021 is 61.8%.

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

As discussed in Note 14, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to these services agreements was $7.1 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three
	Months Ended
	March 31,
	2019	2018
Revenue
Transformation services	$1,159	$32
Platform and operations services	12,944	7,291
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	7,830	3,190
Selling, general and administrative expenses	156	99

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

The CODM uses Adjusted EBITDA as the relevant segment performance measure to evaluate the performance of the segments and allocate resources.

Adjusted EBITDA is a segment performance financial measure that offers a useful view of the overall operation of our businesses and may be different than similarly-titled segment performance financial measures used by other companies.

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as EBITDA (net income (loss) attributable to Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude changes in fair value of contingent consideration and indemnification assets, income (loss) from equity method investees, other income (expense), net, net (income) loss attributable to non-controlling interests, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, transaction costs related to acquisitions and business combinations and other one-time adjustments. When Adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income (loss) attributable to Evolent Health, Inc.

Management considers Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

			Intersegment
	Services	THNM	Eliminations	Consolidated
Revenue
Three Months Ended March 31, 2019
Services:
Transformation services	$3,353	$—	$—	$3,353
Platform and operations	150,351	—	(3,059)	147,292
Services revenue	153,704	—	(3,059)	150,645
True Health:
Premiums	—	47,376	(265)	47,111
Total revenue	$153,704	$47,376	$(3,324)	$197,756

Three Months Ended March 31, 2018
Services:
Transformation services	$6,505	$—	$—	$6,505
Platform and operations	113,615	—	(3,797)	109,818
Services revenue	120,120	—	(3,797)	116,323
True Health:
Premiums	—	23,585	(194)	23,391
Total revenue	$120,120	$23,585	$(3,991)	$139,714

			Segments
	Services	True Health	Total
Three Months Ended March 31, 2019
Adjusted EBITDA	$(15,499)	$721	$(14,778)

Three Months Ended March 31, 2018
Adjusted EBITDA	$6,966	$947	$7,913

The following table presents our reconciliation of segments total Adjusted EBITDA to net income (loss) attributable to Evolent Health, Inc. (in thousands):

	For the Three
	Months Ended
	March 31,
	2019	2018
Net Income (Loss) Attributable to
Evolent Health, Inc.	$(46,739)	$(13,626)
Less:
Interest income	1,060	1,072
Interest expense	(3,562)	(853)
(Provision) benefit for income taxes	496	(3)
Depreciation and amortization expenses	(14,266)	(9,496)
Income (loss) from equity method investees	(424)	(131)
Change in fair value of
contingent consideration	(100)	(100)
Other income (expense), net	427	(18)
Net (income) loss attributable to
non-controlling interests	1,910	439
ASC 606 transition adjustments	—	(4,498)
Purchase accounting adjustments	(596)	(217)
Stock-based compensation expense	(4,537)	(3,795)
Severance costs	(10,602)	(1,594)
Amortization of contract cost assets	(754)	(561)
Transaction costs	(1,013)	(1,784)
Adjusted EBITDA	$(14,778)	$7,913

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

19. Reserves for Claims and Performance-Based Arrangements

The Company maintains reserves for its liabilities related to payments to providers and pharmacies under performance-based arrangements related to its specialty care management services. The Company also maintains reserves for claims incurred but not paid related to its capitation arrangement and for its health plan, True Health, in New Mexico.

Reserves for claims and performance-based arrangements reflect estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed to NMHC under the Reinsurance Agreement, as discussed further in Note 9.

The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability, for reserves related to its specialty care management services and True Health, is primarily calculated using "completion factors" developed by comparing the claim incurred date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products.

The Company’s policy, for reserves related to its specialty care management services and True Health, is to use historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

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

For each reporting period, the Company compares key assumptions used to establish the reserves for claims and performance-based arrangements to actual experience. When actual experience differs from these assumptions, reserves for claims and performance-based arrangements are adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

For reserves related to the Company’s capitation arrangement, the liability is calculated based on the budgeted medical loss ratio as historical data and completion patterns are not credible.

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Three Months Ended March 31,
	2019			2018
	Services (1)	True Health	Consolidated	Services (1)	True Health	Consolidated
Beginning balance	$17,715	$9,880	$27,595	$—	$—	$—
Incurred costs related to:
Current year	33,777	31,498	65,275	—	16,749	16,749
Prior years	6,879	6,259	13,138	—	—	—
Total incurred	40,656	37,757	78,413	—	16,749	16,749
Paid costs related to:
Current year	28,684	11,682	40,366	—	10,050	10,050
Prior years	6,871	7,156	14,027	—	—	—
Total paid	35,555	18,838	54,393	—	10,050	10,050
Other adjustments (2)	(438)	(21,158)	(21,596)	—	—	—
Change during the year	4,663	(2,239)	2,424	—	6,699	6,699

Ending balance	$22,378	$7,641	$30,019	$—	$6,699	$6,699

(1) Costs related the Company’s capitation arrangement as well as costs incurred to provide specialty care management services are recorded within cost of revenue in our consolidated statements of operations and comprehensive income (loss).
(2) Other adjustments to reserves for claims and performance-based arrangements for Services reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf. Other adjustments related to the True Health segment represent premiums received less administrative expenses related to the Reinsurance Agreement. Refer to Note 9 for additional information about the Reinsurance Agreement.

20. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of the periods indicated below (in thousands) were as follows:

	As of March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury bills	$10,388	$211	$—	$10,599
Corporate bonds	1,090	37	—	1,127
Other CMOs	1,715	21	—	1,736
Yankees	596	23	—	619
Total investments	$13,789	$292	$—	$14,081

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury bills	$7,982	$120	$—	$8,102
Corporate bonds	887	17	—	904
Other CMOs	545	6	—	551
Yankees	596	11	—	607
Total investments	$10,010	$154	$—	$10,164

The amortized cost and fair value of our investments by contractual maturities as of the periods indicated below (in thousands) were as follows:

	As of March 31, 2019		As of December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,046	$2,050	$—	$—
Due after one year through five years	11,743	12,031	9,666	9,813
Due after five years through ten years	—	—	344	351
Total	$13,789	$14,081	$10,010	$10,164

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

We did not hold any securities that were in an unrealized loss position as of March 31, 2019 or December 31, 2018.

21. Supplemental Cash Flow Information

The following represents supplemental disclosure of cash flow information and non-cash investing and financing activities (in thousands):

	For the Three
	Months Ended
	March 31,
	2019	2018
Supplemental disclosure of cash flow information
Operating cash flows from operating leases	$4,165	$—
Leased assets obtained in exchange for new finance lease liabilities	14,917	—

Non-cash investing and financing activities
Accrued property and equipment purchases	$487	$3,183
Class A common stock issued for payment of Passport earn-out	800	—
Consideration for asset acquisitions or business combinations	—	500
Settlement of escrow related to asset acquisition	—	2,519
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	—	23,805
Decrease in deferred tax liability as a result of securities offerings	—	908

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to consolidated financial statements (“Notes”) presented in “Part I - Item 1. Financial Statements” of this Form 10-Q; our 2018 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2018.

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

As of March 31, 2019, our Services business had over 35 operating partners, and a significant portion of our revenue is concentrated with one partner. Our largest partner, Passport, comprised 13.1% of our revenue for the three months ended March 31, 2019.

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

True Health

True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage. On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections - one of the first Consumer Operated and Oriented Plans established following the implementation of the ACA - including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent. Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. True Health also derives revenue from reinsurance premiums assumed from NMHC under the terms of the Reinsurance Agreement.

Our True Health segment operates a commercial health plan in New Mexico. We believe True Health provides an opportunity for us to leverage our Services offerings to support True Health and transform the health plan into a value-based provider-centric model of care. True Health’s largest partner, New Mexico Health Connections, comprised 14.0% of our revenue for the three months ended March 31, 2019.

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

Critical Accounting Policies and Estimates

The MD&A included in our 2018 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2018 Form 10-K, except as discussed below. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

In February 2016, the FASB issued ASU 2016-02, Leases, in order to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This update introduces a new standard on accounting for leases, including a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, which is intended to make targeted improvements to ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard using an effective date method rather than the earliest comparative period. The requirements of ASU 2018-11 are effective on the same date as the requirements of ASU 2016-02. We adopted ASU No. 2016-02, as of January 1, 2019, using the modified retrospective approach. Further, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $51.4 million and $47.4 million, respectively, on our consolidated balance sheets as of January 1, 2019. The standard had no impact on our results of operations.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments through performance-based arrangements.

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

Evolent Health, Inc. Consolidated Results

	For the Three
	Months Ended		Change Over
	March 31,		Prior Period
(in thousands)	2019	2018	$	%
Revenue
Services:
Transformation services	$3,353	$6,505	$(3,152)	(48.5)%
Platform and operations services	147,292	109,818	37,474	34.1%
Total Services	150,645	116,323	34,322	29.5%
True Health:
Premiums	47,111	23,391	23,720	101.4%
Total revenue	197,756	139,714	58,042	41.5%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	117,441	71,975	45,466	63.2%
Claims expenses	37,757	16,749	21,008	125.4%
Selling, general and
administrative expenses	74,838	55,526	19,312	34.8%
Depreciation and amortization expenses	14,266	9,496	4,770	50.2%
Change in fair value of
contingent consideration	100	100	—	—%
Total operating expenses	244,402	153,846	90,556	58.9%
Operating income (loss)	$(46,646)	$(14,132)	$(32,514)	(230.1)%

Transformation services revenue as
a % of total revenue	1.7%	4.7%
Platform and operations services
revenue as a % of total revenue	74.5%	78.6%
Premiums as a
% of total revenue	23.8%	16.7%
Cost of revenue as a %
of Services revenue	78.0%	61.9%
Claims expenses as a
% of premiums	80.1%	71.6%
Selling, general and administrative
expenses as a % of total revenue	37.8%	39.7%

Comparison of the Operating Results for the Three Months Ended March 31, 2019 to 2018

Revenue

Total revenue increased by $58.0 million, or 41.5%, to $197.8 million for the three months ended March 31, 2019, as compared to the same period in 2018.

Transformation services revenue decreased by $3.2 million, or 48.5%, to $3.4 million for the three months ended March 31, 2019, as compared to the same period in 2018, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to decrease as a percentage of total revenue. Transformation services revenue accounted for 1.7% and 4.7% of our total revenue for the three months ended March 31, 2019, and 2018, respectively.

Platform and operations services revenue accounted for 74.5% and 78.6% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. Platform and operations services revenue increased by $37.5 million, or 34.1%, to $147.3 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of additional revenue from our acquisition of New Century Health during the fourth quarter of 2018, an increase in our average PMPM fee and an aggregate enrollment growth of 20.8% in lives on platform. We ended the quarter with over 35 operating partners compared to over 30 as of March 31, 2018.

Premiums increased by $23.7 million, or 101.4%, to $47.1 million, for the three months ended March 31, 2019, as compared to the same period in 2018. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this Reinsurance Agreement, NMHC cedes 90% of its gross premiums to the Company and the Company indemnifies NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further discussion of the Reinsurance Agreement. Premiums accounted for 23.8% and 16.7% of our total revenue for the three months ended March 31, 2019, and 2018, respectively.

Cost of Revenue

Cost of revenue increased by $45.5 million, or 63.2%, to $117.4 million for the three months ended March 31, 2019, as compared to the same period in 2018. Cost of revenue increased by approximately $47.6 million period over period as a result of business combinations completed during 2018, additional payments related to performance-based arrangements and increased personnel costs to support our growing customer base and service offerings. Approximately $0.8 million and $0.3 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. Our professional fees decreased by $0.4 million, due to the nature and timing of our projects. Additionally, our technology services, TPA fees and other costs decreased by $1.7 million period over period. Cost of revenue represented 78.0% and 61.9% of total Services revenue for the three months ended March 31, 2019 and 2018, respectively. Our cost of revenue increased as a percentage of total Services revenue, however, we expect our cost of revenue to decrease as a percentage of total Services revenue going forward.

Claims Expenses

Claims expenses attributable to our True Health segment increased by $21.0 million, or 125.4%, to $37.8 million for the three months ended March 31, 2019, as compared to the same period in 2018. Claims expenses consist of claims paid during the period and the change in reserve for incurred but unreported claims. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this Reinsurance Agreement, NMHC cedes 90% of its gross premiums to the Company and the Company indemnifies NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross claims liability assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further discussion of the Reinsurance Agreement. Claims expenses represented 80.1% and 71.6% of premiums for the three months ended March 31, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $19.3 million, or 34.8%, to $74.8 million for the three months ended March 31, 2019, as compared to the same period in 2018. During the three months ended March 31, 2019, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed in 2018. Technology costs, personnel costs and lease costs increased by $1.8 million, $13.6 million and $1.4 million, respectively, period over period, as a result of the growing customer base and service offerings. Approximately $3.7 million and $3.5 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. Ceded expenses under the Reinsurance Agreement were $4.3 million for the three months ended March 31, 2019, as compared to zero in the prior period. Our professional fees and other costs decreased by $1.2 million and $0.7 million, respectively, due to the nature and timing of our projects. One-time transaction, transition and severance costs accounted for approximately $11.6 million and $2.6 million of total selling, general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively. Selling, general and administrative expenses represented 37.8% and 39.7% of total revenue for the three months ended March 31, 2019 and 2018, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $4.8 million, or 50.2%, to $14.3 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the first quarter of 2018 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Change in fair value of contingent consideration

We recorded a loss from change in fair value of contingent consideration of $0.1 million for each of the three months ended March 31, 2019 and 2018. The amount represents an increase in the fair value of a mark-to-market contingent liability. There were no significant changes to the underlying fair value assumptions during the three months ended March 31, 2019 and 2018, and therefore we only recorded an adjustment to reflect the passage of time. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the Implementation Loan. We recorded interest income of $1.1 million for each of the three months ended March 31, 2019 and 2018.

Interest expense

Our interest expense is primarily attributable to our 2021 Notes and 2025 Notes. The Company issued its 2021 Notes in December 2016. Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight line method over the contractual term of the 2021 Notes. The Company issued its 2025 Notes in October 2018. Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes contain a cash conversion option, which resulted in a debt discount of $71.8 million, allocated to equity. The amount allocated to equity, along with $3.4 million of issuance costs, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes.

We recorded interest expense (including amortization of deferred financing costs) of approximately $3.5 million and $0.9 million related to our 2021 Notes and 2025 Notes for the three months ended March 31, 2019 and 2018, respectively. See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for further details of our 2021 Notes and 2025 Notes.

Income (loss) from equity method investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $0.4 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The equity method investments are further discussed at “Part I - Item 1. Financial Statements - Note 14” in this Form 10-Q.

Provision (benefit) for income taxes

The Company recorded $0.5 million in income tax benefit and less than $0.1 million in income tax expense for the three months ended March 31, 2019 and 2018, respectively, which resulted in effective tax rates of 1.0% and less than (0.1)%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that we have certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment, employee compensation and other permanent nondeductible expenses. In addition, with the exception of its corporate subsidiaries, the Company maintains a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite-lived components as part of the outside basis difference in our partnership interest in Evolent Health LLC.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of March 31, 2019 and March 31, 2018, we owned 96.1% and 98.9% of the economic rights of the results of operations of Evolent Health LLC, respectively, and therefore eliminated the non-controlling interest from our results of operations. For the three months ended March 31, 2019 and 2018, our results reflect net losses of $1.9 million and $0.4 million, respectively, attributable to non-controlling interests, which represents 4.1% and 3.1% of the operating losses of Evolent Health LLC. The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges in connection with the November 2018 Private Sale and the issuance of shares of Class A common stock in conjunction with option exercises and RSU vests since the prior period. The Company’s economic interest in Evolent Health LLC decreased during 2018 as a result of the issuance of Class B common units and Class B common stock as part of the acquisition for New Century Health.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $46.6 million and $14.1 million for the three months ended March 31, 2019 and 2018, respectively. Net cash and restricted cash used in operating activities was $25.7 million and $24.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $170.8 million of cash and cash equivalents and $58.0 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements”:

	For the Three
	Months Ended
	March 31,
	2019	2018
Net cash and restricted cash provided by (used in) operating activities	$(25,709)	$(24,705)
Net cash and restricted cash provided by (used in) investing activities	(25,478)	(12,685)
Net cash and restricted cash provided by (used in) financing activities	(109,665)	(21,607)

Operating Activities

Cash flows used in operating activities of $25.7 million for the three months ended March 31, 2019, were due primarily to our net loss of $48.6 million, partially offset by non-cash items, including depreciation and amortization expenses of $14.3 million, stock-based compensation expense of $4.5 million and amortization of deferred financing costs and contract costs assets of $3.5 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Increases in prepaid expenses, contract cost assets and ROU operating assets, combined with a decrease in accrued compensation and employee benefits and other long-term liabilities, contributed approximately $35.4 million to our cash outflows. Those cash outflows were offset by increases in reserves for claims and performance-based arrangements, accrued liabilities, deferred revenue and operating lease liabilities, combined with a decrease in accounts receivable and contract assets, of approximately $35.8 million.

Cash flows used in operating activities of $24.7 million for the three months ended March 31, 2018, were due primarily to our net loss of $14.1 million, partially offset by non-cash items, including depreciation and amortization expenses of $9.5 million and stock-based compensation expense of $3.8 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued compensation and employee benefits, combined with increases in accounts receivable and prepaid expenses, contributed approximately $49.1 million to our cash outflows. Those cash outflows were partially offset by increases in accounts payable, accrued liabilities, deferred revenue and reserves for claims and performance-based arrangements of approximately $25.1 million.

Investing Activities

Cash flows used in investing activities of $25.5 million for the three months ended March 31, 2019, were primarily attributable to purchases of property and equipment of $9.5 million, cash paid for asset acquisitions, business combinations and equity method investments of $6.3 million, amounts advanced to satisfy regulatory capital requirements of $5.4 million and purchases of investments of $3.8 million.

Cash flows used in investing activities of $12.7 million for the three months ended March 31, 2018, were primarily attributable to purchases of property and equipment of $9.6 million, cash paid for an asset acquisitions and business combinations of $11.7 million and cash paid to acquire equity method investments of $4.0 million. Those cash outflows were offset by maturities of restricted investments of $8.0 million and a principle repayment of an implementation loan of $4.0 million.

Financing Activities

Cash flows used in financing activities of approximately $109.7 million for the three months ended March 31, 2019, were primarily related to a decrease of $107.5 million in the amount of restricted cash held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. There was an additional cash outflow of approximately $2.2 million related to taxes withheld and paid for vests of restricted stock units.

Cash flows used in financing activities of approximately $21.6 million for the three months ended March 31, 2018, were primarily related to a decrease of $22.3 million in the amount of restricted cash held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. In addition, we had inflows of $0.7 million related to stock option exercises, net of taxes withheld and paid for vests of restricted stock units.

Contractual Obligations

Our contractual obligations (in thousands) as of March 31, 2019, were as follows:

	2019	2020-2021	2022-2023	Thereafter	Total
Operating leases for facilities	$6,640	$22,183	$20,067	$66,851	$115,741
Contingent loan commitments	11,000	—	—	—	11,000
Purchase obligations related to vendor contracts	7,491	2,063	—	—	9,554
Convertible debt interest payments	5,142	10,187	5,165	5,101	25,595
Convertible debt principal repayment	—	125,000	—	172,500	297,500
Total	$30,273	$159,433	$25,232	$244,452	$459,390

During the three months ended March 31, 2019, there were no material changes outside the ordinary course of business to our contractual obligations set forth above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $58.0 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $14.9 million, collateral for letters of credit required as security deposits for facility leases of $3.7 million, amounts held with financial institutions for risk-sharing arrangements and line of credit deposits of $37.7 million and other restricted balances as of March 31, 2019. Restricted investments are stated at amortized cost. See “Part I - Item 1. Financial Statements - Note 2” in this Form 10-Q for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through March 31, 2019, the Company had not entered into any off-balance sheet arrangements and did not have any holdings in variable interest entities.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partner and pre-IPO investor, UPMC. Information regarding transactions and amounts with related parties is discussed in “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q as well as under the heading “Certain Relationships and Related Party Transactions” in our proxy statement on Schedule 14A filed with the SEC on April 30, 2019.

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” in our 2018 Form 10-K and “Part II - Item 1A Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of March 31, 2019, cash and cash equivalents and restricted cash and restricted investments was $228.8 million, which consisted primarily of bank deposits with FDIC participating banks of $182.6 million, bank deposits in international banks of $0.9 million, cash equivalents deposited in a money-market fund of $43.9 million and $1.3 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $13.8 million, which are classified as held-to-maturity investments.

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

As of March 31, 2019, we had $223.3 million, net of deferred offering costs and cash conversion discounts, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency translation had an immaterial impact on our results of operations for the three months ended March 31, 2019 and 2018.

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

Equity Market Risk

We have exposure to equity market risk related to the potential exchange of our Class B common shares. Pursuant to and subject to the terms of exchange agreements we entered into in connection with our IPO and our acquisition of New Century Health, and the third amended and restated LLC agreement of Evolent Health LLC, certain holders of our Class B common shares may at any time and from time to time exchange their Class B common shares, together with an equal number of Class B common units of Evolent Health LLC, for shares of our Class A common stock on a one-for-one basis. A decision to exchange these shares may be, in part, driven by equity market conditions and, more specifically, the price of our Class A common stock. An exchange of our Class B common shares would:

•	Increase our ownership in our consolidated operating subsidiary, Evolent Health LLC. See “Part I - Item 1. Financial Statements - Note 15” in this Form 10-Q for additional information;

•
Increase the number of outstanding shares of our Class A common stock. See “Part I - Item 1. Financial Statements - Note 11” in this Form 10-Q for information relating to potentially dilutive securities and the impact on our historical earnings per share; and

•
Increase our tax basis in our share of Evolent Health LLC’s tangible and intangible assets and possibly subject us to payments under the TRA agreement. See “Part I - Item 1. Financial Statements - Note 13” in this Form 10-Q for further information on tax matters related to the exchange of Class B common shares.

For example, as discussed in “Part I - Item 1. Financial Statements - Note 15”, 0.7 million shares of the Company’s Class A common stock were issued to TPG pursuant to Class B Exchanges relating to multiple private sales during November 2018. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of its Class B common units triggered by the November 2018 Private Sales, the Company’s economic interest in Evolent Health LLC increased from 95.3% to 96.1% immediately following the November 2018 Private Sales.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the new internal controls related to our adoption of ASC Topic 842, Leases.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained within “Part I – Item 1. Financial Statements - Note 9” of this Form 10-Q.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K, and other documents filed with the SEC include discussions of our risk factors. There have been no material changes from the risk factors described in our 2018 Form 10-K for the quarterly period ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2019, we issued 42,769 shares of our Class A common stock to University Health Care, Inc. in connection with a contingent consideration earn-out provision pursuant to the terms of an agreement between the Company and Passport.

The foregoing issuance was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transaction by an issuer not involving a public offering. The issuance was made without any general solicitation or advertising to a recipient who represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in this transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2019

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

Dated: May 9, 2019