Form 10-Q
period 2019-06-30
Evolent Health, Inc.
filed 2019-08-09
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number:  001-37415
_________________________
 Evolent Health, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware							32-0454912
(State or other jurisdiction of incorporation or organization)							(I.R.S. Employer Identification No.)

800 N. Glebe Road	,	Suite 500	,	Arlington	,	Virginia	22203
(Address of principal executive offices)							(Zip Code)

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

As of August 5, 2019, there were 83,812,845 shares of the registrant’s Class A common stock outstanding and 706,273 shares of the registrant’s Class B common stock outstanding.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•
the significant portion of revenue we derive from our largest partners, and the potential loss, termination or renegotiation of our relationship or contract with Passport or another significant partner, or multiple partners in the aggregate;

•
uncertainty relating to expected future revenues from and our relationship with one of our largest customers, Passport, and the value of our pending investment in Passport, including as a result of the ongoing Medicaid request for proposal process in the Commonwealth of Kentucky;

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

•
risks related to completed and future acquisitions, investments, alliances and joint ventures, including the partnership with GlobalHealth, the acquisition of assets from New Mexico Health Connections (“NMHC”), and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), Aldera Holdings, Inc. (“Aldera”), NCIS Holdings, Inc. (“New Century Health”), and the pending transactions with Passport, which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;

•	our ability to consummate opportunities in our pipeline;

•
certain risks and uncertainties associated with the pending Passport transaction, the acquisition of assets from NMHC and the acquisitions of Valence Health, Aldera and New Century Health, including future revenues may be less than expected, the timing and extent of new lives expected to come onto the platform may not occur as expected and the expected results of Evolent may not be impacted as anticipated;

•	risks relating to our ability to maintain profitability for our and New Century Health’s performance-based contracts and products, including capitation and risk-bearing contracts;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including governmental funding reductions and other policy changes, enrollment numbers for our partners’ plans (including in Florida), premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs;

•	our ability to attract new partners and successfully capture new growth opportunities;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target markets;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	risks related to governmental payer audits and actions, including whistleblower claims;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures, including with respect to privacy of health information;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;

•	the risk of a significant reduction in the enrollment in our health plan;

•	our ability to accurately underwrite performance-based risk-bearing contracts;

•	risks related to our offshore operations;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the risk of potential future goodwill and intangible asset impairment on our results of operations;

•	our indebtedness and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the requirements of being a public company;

•	our adjusted results may not be representative of our future performance;

•	the risk of potential future litigation;

•	the impact of changes in accounting principles and guidance on our reported results;

•	our holding company structure and dependence on distributions from Evolent Health LLC;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$92,821	$228,320
Restricted cash and restricted investments	38,619	154,718
Accounts receivable, net (amounts attributable to related parties: 2019 - $6,260; 2018 - $8,519)	71,379	80,208
Prepaid expenses and other current assets (amounts attributable to related parties: 2019 - $109; 2018 - $85)	32,810	22,618
Investments, at amortized cost	4,048	—
Contract assets	1,187	2,102
Total current assets	240,864	487,966
Restricted cash and restricted investments	6,539	6,105
Investments, at amortized cost	13,084	10,010
Investments in and advances to equity method investees	59,167	6,276
Property and equipment, net	80,217	73,628
Right-of-use assets - operating	76,712	—
Customer advance for regulatory capital requirements	40,000	—
Prepaid expenses and other noncurrent assets (amounts attributable to related parties: 2019 - $3,500; 2018 - $2,500)	10,947	15,028
Contract assets	1,491	961
Contract cost assets	24,485	19,147
Intangible assets, net	326,586	335,036
Goodwill	772,164	768,124
Total assets	$1,652,256	$1,722,281

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts attributable to related parties: 2019 - $3,950; 2018 - $1,564)	28,758	146,760
Accrued liabilities (amounts attributable to related parties: 2019 - $440; 2018 - $798)	52,631	48,957
Operating lease liabilities - current	4,649	—
Accrued compensation and employee benefits	26,860	25,460
Deferred revenue	26,923	20,584
Reserve for claims and performance-based arrangements (amounts attributable to related parties: 2019 - $5,894; 2018 - $0)	33,052	27,595
Total current liabilities	172,873	269,356
Long-term debt, net of discount	225,642	221,041
Other long-term liabilities	10,423	17,090
Operating lease liabilities - noncurrent	70,796	—
Deferred tax liabilities, net	25,766	25,438
Total liabilities	505,500	532,925

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized as of June 30, 2019 and December 31, 2018;
83,814,852 and 79,172,118 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	838	792
Class B common stock - $0.01 par value; 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018;
706,273 and 3,190,301 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	7	31
Additional paid-in capital	1,158,325	1,093,174
Accumulated other comprehensive income (loss)	(147)	(182)
Retained earnings (accumulated deficit)	(28,345)	50,009
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,130,678	1,143,824
Non-controlling interests	16,078	45,532
Total shareholders' equity (deficit)	1,146,756	1,189,356
Total liabilities and shareholders' equity (deficit)	$1,652,256	$1,722,281

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Transformation services (1)	$1,944	$8,215	$5,297	$14,720
Platform and operations services (1)	144,522	113,346	291,814	223,164
Premiums	45,493	22,737	92,604	46,128
Total revenue	191,959	144,298	389,715	284,012

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	108,383	69,003	225,824	140,978
Claims expenses	36,085	18,428	73,842	35,177
Selling, general and administrative expenses (1)	66,932	57,403	141,770	112,929
Depreciation and amortization expenses	15,292	10,034	29,558	19,530
(Gain) loss on disposal of assets	(9,600)	—	(9,600)	—
Change in fair value of contingent consideration and indemnification asset	100	(1,604)	200	(1,504)
Total operating expenses	217,192	153,264	461,594	307,110
Operating income (loss)	(25,233)	(8,966)	(71,879)	(23,098)
Interest income	842	878	1,902	1,950
Interest expense	(3,620)	(855)	(7,182)	(1,708)
Income (loss) from equity method investees	(1,904)	(1,275)	(2,328)	(1,406)
Other income (expense), net	(587)	78	(160)	60
Income (loss) before income taxes and non-controlling interests	(30,502)	(10,140)	(79,647)	(24,202)
Provision (benefit) for income taxes	1,398	(109)	902	(106)
Net income (loss)	(31,900)	(10,031)	(80,549)	(24,096)
Net income (loss) attributable to non-controlling interests	(285)	(115)	(2,195)	(554)
Net income (loss) attributable to Evolent Health, Inc.	$(31,615)	$(9,916)	$(78,354)	$(23,542)

Earnings (Loss) Available for Common Shareholders
Basic and Diluted	$(31,615)	$(9,916)	$(78,354)	$(23,542)

Earnings (Loss) per Common Share
Basic and Diluted	$(0.38)	$(0.13)	$(0.97)	$(0.31)

Weighted-Average Common Shares Outstanding
Basic and Diluted	82,289	77,209	80,820	76,297

Comprehensive income (loss)
Net income (loss)	$(31,900)	$(10,031)	$(80,549)	(24,096)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	11	(148)	35	(148)
Total comprehensive income (loss)	(31,889)	(10,179)	(80,514)	(24,244)
Total comprehensive income (loss) attributable to non-controlling interests	(285)	(115)	(2,195)	(554)
Total comprehensive income (loss) attributable to Evolent Health, Inc.	$(31,604)	$(10,064)	$(78,319)	$(23,690)

(1) See Note 17 for amounts related to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six
	Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(80,549)	$(24,096)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
(Income) loss from equity method investees	2,328	1,406
(Gain) loss on disposal of assets	(9,600)	—
Change in fair value of contingent consideration and indemnification asset	200	(1,504)
Depreciation and amortization expenses	29,558	19,530
Amortization of deferred financing costs	4,600	459
Stock-based compensation expense	9,287	8,513
Deferred tax provision (benefit)	782	(171)
Amortization of contract cost assets	2,773	1,166
Other	527	(55)
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net and contract assets	9,891	(21,286)
Prepaid expenses and other current and noncurrent assets	(8,882)	(12,753)
Contract cost assets	(8,110)	(762)
Accounts payable	1,025	(342)
Accrued liabilities	(4,167)	6,140
Accrued compensation and employee benefits	1,394	(12,846)
Deferred revenue	6,339	8,267
Reserves for claims and performance-based arrangements	5,457	9,466
ROU operating assets	(25,350)	—
Operating lease liabilities	28,041	—
Other long-term liabilities	(4,786)	864
Net cash and restricted cash provided by (used in) operating activities	(39,242)	(18,004)

Cash Flows from Investing Activities
Cash paid for asset acquisitions or business combinations	(6,000)	(11,676)
Customer advance for regulatory capital requirements	(45,400)	—
Principal repayment of implementation funding loan and regulatory capital requirements	2,830	8,000
Amount received from escrow in asset acquisition	—	500
Purchases of investments	(7,122)	—
Investments in and advances to equity method investees	(16,892)	(4,000)
Investments in internal-use software and purchases of property and equipment	(17,739)	(20,243)
Purchases of restricted investments	(493)	—
Maturities of restricted investments	—	8,043
Net cash and restricted cash provided by (used in) investing activities	(90,816)	(19,376)

Cash Flows from Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(119,506)	(7,258)
Amount received from escrow in asset acquisition	500	—
Deferred financing costs related to 2025 Notes	(608)	—
Proceeds from stock option exercises	948	4,692
Taxes withheld and paid for vesting of restricted stock units	(2,405)	(1,099)
Net cash and restricted cash provided by (used in) financing activities	(121,071)	(3,665)
Effect of exchange rate on cash and cash equivalents and restricted cash	(29)	7
Net increase (decrease) in cash and cash equivalents and restricted cash	(251,158)	(41,038)
Cash and cash equivalents and restricted cash as of beginning-of-period	388,325	295,363
Cash and cash equivalents and restricted cash as of end-of-period	$137,167	$254,325

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Three Months Ended June 30, 2019
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of March 31, 2019	79,429	$794	3,190	$31	$1,096,089	$(158)	$3,270	$50,100	$1,150,126

Stock-based compensation expense	—	—	—	—	4,362	—	—	—	4,362
Exercise of stock options	93	1	—	—	822	—	—	—	823
Restricted stock units vested, net of shares withheld for taxes	77	1	—	—	(223)	—	—	—	(222)
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556
Exchange of Class B common stock	2,484	24	(2,484)	(24)	33,946	—	—	(33,946)	—
Foreign currency translation adjustment	—	—	—	—	—	11	—	—	11
Net income (loss)	—	—	—	—	—	—	(31,615)	(285)	(31,900)
Reclassification of non-controlling interests	—	—	—	—	(209)	—	—	209	—

Balance as of June 30, 2019	83,815	$838	706	$7	$1,158,325	$(147)	$(28,345)	$16,078	$1,146,756

	For the Three Months Ended June 30, 2018
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of March 31, 2018	76,979	$770	881	$9	$953,322	$—	$89,041	$11,772	$1,054,914

Stock-based compensation expense	—	—	—	—	4,718	—	—	—	4,718
Exercise of stock options	412	4	—	—	3,227	—	—	—	3,231
Restricted stock units vested, net of shares withheld for taxes	72	1	—	—	(300)	—	—	—	(299)
Exchange of Class B common stock	115	1	(115)	(1)	1,529	—	—	(1,529)	—
Settlement of indemnification asset	—	—	—	—	(1,004)	—	—	—	(1,004)
Foreign Currency Translation Adjustment	—	—	—	—	—	(148)	—	—	(148)
Net income (loss)	—	—	—	—	—	—	(9,916)	(115)	(10,031)
Reclassification of non-controlling interests	—	—	—	—	(20)	—	—	20	—

Balance as of June 30, 2018	77,578	$776	766	$8	$961,472	$(148)	$79,125	$10,148	$1,051,381

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Six Months Ended June 30, 2019
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$45,532	$1,189,356

Stock-based compensation expense	—	—	—	—	8,515	—	—	—	8,515
Exercise of stock options	104	1	—	—	947	—	—	—	948
Restricted stock units vested, net of shares withheld for taxes	280	3	—	—	(2,408)	—	—	—	(2,405)
Class A common stock issued for Passport earn-out	43	—	—	—	800	—	—	—	800
Amount attributable to NCI from 2019 business combination	—	—	—	—	—	—	—	6,500	6,500
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556
Exchange of Class B common stock	2,484	24	(2,484)	(24)	33,946	—	—	(33,946)	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	—	35
Net income (loss)	—	—	—	—	—	—	(78,354)	(2,195)	(80,549)
Reclassification of non-controlling interests	—	—	—	—	(187)	—	—	187	—

Balance as of June 30, 2019	83,815	$838	706	$7	$1,158,325	$(147)	$(28,345)	$16,078	$1,146,756

	For the Six Months Ended June 30, 2018
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2017	74,723	$747	2,654	$27	$924,153	$—	$85,952	$35,427	$1,046,306

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	8,513	—	—	—	8,513
Exercise of stock options	766	8	—	—	4,684	—	—	—	4,692
Restricted stock units vested, net of shares withheld for taxes	201	2	—	—	(1,101)	—	—	—	(1,099)
Exchange of Class B common stock	1,888	19	(1,888)	(19)	25,334	—	—	(25,334)	—
Tax impact of Class B Exchanges	—	—	—	—	908	—	—	—	908
Settlement of indemnification asset	—	—	—	—	(1,004)	—	—	—	(1,004)
Foreign Currency Translation Adjustment	—	—	—	—	—	(148)	—	—	(148)
Net income (loss)	—	—	—	—	—	—	(23,542)	(554)	(24,096)
Reclassification of non-controlling interests	—	—	—	—	(15)	—	—	15	—

Balance as of June 30, 2018	77,578	$776	766	$8	$961,472	$(148)	$79,125	$10,148	$1,051,381

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and is a managed care services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company operates through two segments. The Company’s services segment (“Services”) provides our customers, who we refer to as partners, with a population health management platform, integrated data and analytics capabilities, claims processing services, pharmacy benefit management, specialty care management services and comprehensive health plan administration services. Together these services enable health systems to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of advisory fees, monthly member service fees, percentage of plan premiums and shared medical savings arrangements. The Company’s wholly-owned subsidiary, True Health New Mexico, Inc. (“True Health”) operates as a separate segment and is a commercial health plan we operate in New Mexico that focuses on small and large businesses. The Company’s headquarters is located in Arlington, Virginia.

As of June 30, 2019, Evolent Health, Inc. owns 99.2% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and controls its operations. Therefore, the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc.

Since its inception, the Company has incurred losses from operations. As of June 30, 2019, the Company had cash and cash equivalents of $92.8 million. The Company believes it has sufficient liquidity for the next 12 months as of the date the financial statements were available to be issued.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles and long-lived assets), liabilities (including IBNR), consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long-lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and useful lives of intangible assets.

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

The Company also enters into sublease agreements for some of its leased office space. Rental income attributable to subleases is immaterial and is offset against rent expense over the terms of the respective leases.

Refer to Note 10 for additional lease disclosures.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
Collateral for letters of credit for facility leases (1)	$3,610	$3,710
Collateral with financial institutions (2)	37,876	34,142
Claims processing services (3)	2,933	122,439
Other	739	532
Total restricted cash and restricted investments	45,158	160,823

Current restricted investments	702	211
Current restricted cash	37,917	154,507
Total current restricted cash and restricted investments	38,619	154,718

Noncurrent restricted investments	110	607
Noncurrent restricted cash	6,429	5,498
Total noncurrent restricted cash and
restricted investments	$6,539	$6,105

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of June 30, 2019, and December 31, 2018, approximately $35.0 million and $31.2 million of the collateral amount was in a trust account and invested in a money market fund. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 16 for discussion of our fair value measurement and Note 9 for discussion of our risk-sharing arrangements. As of June 30, 2019, and December 31, 2018, approximately $2.9 million of the collateral amount was held in FDIC participating bank accounts, primarily related to letters of credit.
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

	As of June 30,
	2019	2018
Cash and cash equivalents	$92,821	$197,983
Restricted cash and restricted investments	45,158	57,054
Restricted investments included in
restricted cash and restricted investments	(812)	(712)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$137,167	$254,325

Notes Receivable

Notes receivable are carried at the face amount of each note plus accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $40.0 million in the form of an advance for regulatory capital requirements (the “Passport Note”) under an agreement with Passport, a current customer, entered into during the second quarter of 2019. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. As of June 30, 2019, the outstanding principal balance of the Passport Note was $40.0 million, excluding approximately $0.1 million of accrued interest.

Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Critical estimates used to value certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital, and appropriate discount rates.

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

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value at each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense. Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level, which is consistent with the way management evaluates our business. The Company has three reporting units: Legacy Services, New Century Health and True Health. Our annual goodwill impairment review occurs during the fourth quarter of each year. In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe that it is more likely than not that the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value estimate of the relevant the reporting unit is greater than its carrying value, then the goodwill of the reporting unit is considered not impaired and no further action is required. If the fair value estimate of the relevant the reporting unit is less than its carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Services Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the requirements of ASU 2018-15 effective January 1, 2019. There was no material impact to our consolidated balance sheets or results of operations as of or for the three and six months ended June 30, 2019.

Future Adoption of New Accounting Standards

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. We do not expect the disclosure and presentation amendments included in ASU 2019-07, which are to be applied prospectively, to have a material impact on our consolidated financial statements and related disclosures.

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

Total merger consideration, net of cash on hand and certain closing adjustments, was $205.1 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018. The merger consideration consisted of $118.7 million of cash consideration, 3.1 million shares of Evolent Health LLC’s Class B common units and an equal number of the Company’s Class B common stock and an earn-out of up to $11.4 million, fair valued at $3.2 million as of October 1, 2018. The merger agreement includes an earn-out of up to $20.0 million, $11.4 million of which is payable to the former owners of New Century Health and $8.6 million of which is payable to former employees of New Century Health that became employees of the Company. The amount payable to the former owners of New Century Health is considered merger consideration. The amount payable to the former employees of New Century Health requires continued employment with the Company and is therefore considered post-combination compensation expense. See Note 16 for additional information regarding the fair value determination of the earn-out consideration. The Evolent Health LLC Class B common units, together with a corresponding number of the Company’s Class B common stock, can be exchanged for an equivalent number of the Company’s Class A common stock, and were valued at $83.2 million using the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018.
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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$191,959	$189,572	$389,715	$374,203
Net income (loss)	(31,900)	(10,427)	(80,549)	(25,312)
Net income (loss) attributable to non-controlling interests	(415)	(511)	(2,075)	(1,446)
Net income (loss) attributable to Evolent Health, Inc.	(31,485)	(9,916)	(78,474)	(23,866)

Net income (loss) per Common Share available to common shareholders
Basic and Diluted	$(0.38)	$(0.13)	$(0.97)	$(0.31)

Securities Offerings and Sales

Under exchange agreements we entered into at the time of our IPO and as part of the New Century Health acquisition, we granted TPG, The Advisory Board Company (“The Advisory Board”) and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) and certain former owners of New Century Health (the “New Century Health Class B Members”) an exchange right that allows receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Class B units received by the Company from relevant Investor Stockholders and New Century Health Class B Members are simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancels the Class B units it receives in the Class B Exchange. The cancellation of the Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

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

The Company’s economic interest in Evolent Health LLC will increase, if further Class B Exchanges occur.

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

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management (through performance-based arrangements) and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily TPA services. Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue for platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Services Revenue
Transformation services	$1,944	$8,215	$5,297	$14,720
Platform and operations services	143,631	110,836	290,887	219,284

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term that is greater than one year, we have allocated approximately $100.4 million of transaction price to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 37% and 79% of these remaining performance obligations by December 31, 2019, and December 31, 2020, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of this revenue that we actually receive may be less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of	As of
	June 30,	December 31,
	2019	2018
Short-term receivables (1)	$69,522	$78,380
Long-term receivables (1)	6,550	6,550
Short-term contract assets	1,187	2,102
Long-term contract assets	1,491	961
Short-term deferred revenue	26,923	20,584
Long-term deferred revenue	256	1,502
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the six months ended June 30, 2019, were as follows (in thousands):

Contract assets
Balance as of beginning-of-period	$3,063
Reclass to receivables, as the right
to consideration becomes unconditional	(1,482)
Contract assets recognized, net of
reclass to receivables	1,097
Balance as of end-of-period	$2,678

Deferred revenue
Balance as of beginning-of-period	$22,086
Reclass to revenue, as a result
of performance obligations satisfied	(12,714)
Cash received in advance of satisfaction
of performance obligations	17,807
Balance as of end-of-period	$27,179

The amount of revenue recognized during the three and six months ended June 30, 2019, from performance obligations satisfied (or partially satisfied) in previous periods was immaterial.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as noncurrent assets and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Selling, general and administrative expenses” on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2019, and December 31, 2018, the Company had $2.8 million and $1.5 million of contract acquisition cost assets, net of accumulated amortization. The Company recorded amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and less than $0.1 million for the three and six months ended June 30, 2018.

In our platform and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as noncurrent and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Cost of revenue” on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2019, and December 31, 2018, the Company had $21.7 million and $17.6 million of contract fulfillment cost assets, net of accumulated amortization. The Company recorded amortization expense of $1.4 million and $2.6 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	June 30,	December 31,
	2019	2018
Computer hardware	$11,131	$10,421
Furniture and equipment	3,255	3,187
Internal-use software development costs	98,523	81,640
Leasehold improvements	9,945	10,118
Total property and equipment	122,854	105,366
Accumulated depreciation and amortization	(42,637)	(31,738)
Total property and equipment, net	$80,217	$73,628

The Company capitalized $8.2 million and $16.9 million of internal-use software development costs for the three and six months ended June 30, 2019, respectively, and $7.6 million and $18.1 million for the three and six months ended June 30, 2018, respectively. The net book value of capitalized internal-use software development costs was $71.1 million and $62.8 million as of June 30, 2019, and December 31, 2018, respectively.

Depreciation expense related to property and equipment was $5.7 million and $10.9 million for the three and six months ended June 30, 2019, of which amortization expense related to capitalized internal-use software development costs was $4.5 million and $8.6 million, respectively. Depreciation expense related to property and equipment was $3.9 million and $7.5 million for the three and six months ended June 30, 2018, of which amortization expense related to capitalized internal-use software development costs was $2.9 million and $5.4 million, respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has three reporting units: Legacy Services, New Century Health and True Health. Our annual goodwill impairment review occurs during the fourth quarter of each fiscal year. In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

During the second quarter of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the months of May and June decreased by 25.8% compared to the average closing price for the period from January to April. We considered whether the stock price decline represented a triggering event for interim goodwill impairment testing and determined that the decline in our stock price does not impact the medium-term and long-term projections of our cash flow generation and, accordingly, our estimates of the fair value of our reporting units. Therefore, we did not perform a quantitative goodwill assessment and no impairment was noted as of June 30, 2019. However, any long-term decline in stock price could result in future goodwill impairment charges.

The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Six Months Ended June 30, 2019
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$762,419	$5,705	$768,124
Goodwill Acquired	3,429	—	3,429
Measurement period adjustments (2)	596	—	596
Foreign currency translation	15	—	15
Balance as of end-of-period	$766,459	$5,705	$772,164

(1) Net of cumulative inception to date impairment of $160.6 million.
(2) Measurement period adjustments related to transactions completed during the fourth quarter of 2018.

	For the Year Ended December 31, 2018
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$628,186	$—	$628,186
Goodwill Acquired (2)	134,343	5,826	140,169
Measurement period adjustments (3)	4	(121)	(117)
Foreign currency translation (4)	(114)	—	(114)
Balance as of end-of-period	$762,419	$5,705	$768,124

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

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of June 30, 2019
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	14.7	$23,300	$4,201	$19,099
Customer relationships	17.3	291,519	36,967	254,552
Technology	2.5	82,922	40,761	42,161
Below market lease, net	3.6	4,097	3,093	1,004
Provider network contracts	4.1	11,900	2,130	9,770
Total		$413,738	$87,152	$326,586

	As of December 31, 2018
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	15.2	$23,300	$3,511	$19,789
Customer relationships	18.1	281,219	29,184	252,035
Technology	3.0	82,922	31,764	51,158
Below market lease, net	4.0	4,097	3,003	1,094
Provider network contracts	4.6	11,900	940	10,960
Total		$403,438	$68,402	$335,036

Amortization expense related to intangible assets was $9.6 million and $18.7 million for the three and six months ended June 30, 2019, respectively, and $6.0 million and $11.9 million for the three and six months ended June 30, 2018, respectively.

Future estimated amortization of intangible assets (in thousands) as of June 30, 2019, is as follows:

2019	$18,774
2020	33,309
2021	29,173
2022	25,292
2023	22,528
Thereafter	197,510
Total	$326,586

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the six months ended June 30, 2019, that would require an impairment test for our intangible assets.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.7 million and $1.3 million related to the 2025 Notes for the three and six months ended June 30, 2019, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $5.9 million are also allocated to the debt and equity components in proportion to the allocation of proceeds. Of the $5.9 million in issuance costs, $3.4 million of issuance costs is allocated to the debt component which, along with the equity component of $71.8 million, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the three and six months ended June 30, 2019, the Company recorded $2.1 million and $4.1 million, respectively, in non-cash interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three and six months ended June 30, 2019 and 2018, the Company recorded approximately $0.6 million and $1.2 million, of interest expense, respectively. For the three and six months ended June 30, 2019, the Company recorded $0.3 million and $0.5 million of non-cash interest expense related to the amortization of deferred financing costs, respectively. For the three and six months ended June 30, 2018, the Company recorded $0.2 million and $0.5 million of non-cash interest expense related to the amortization of deferred financing costs, respectively.

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

Convertible Senior Notes Carrying Value

The 2025 Notes and 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying values of $102.9 million and $122.8 million, respectively, as of June 30, 2019. However, the 2025 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair values as of June 30, 2019, were $114.1 million and $106.3 million, respectively, based on traded prices on June 28, 2019, and June 24, 2019, respectively, which are Level 2 inputs. The fair values of the 2025 Notes and 2021 Notes as of December 31, 2018, were $158.8 million and $133.6 million, respectively, based on traded prices on December 28, 2018, and December 26, 2018, respectively, which are Level 2 inputs. The 2025 Notes and 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	June 30,	December 31,
	2019	2018
2025 Notes
Carrying value	$102,871	$98,730
Unamortized debt discount and
issuance costs allocated to debt	69,629	73,770
Principal amount	$172,500	$172,500
Remaining amortization period (years)	6.3	6.8

2021 Notes
Carrying value	$122,771	$122,311
Unamortized issuance costs	2,229	2,689
Principal amount	$125,000	$125,000
Remaining amortization period (years)	2.4	2.9

9. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $11.0 million as of June 30, 2019 and December 31, 2018, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of the Company’s control and payment could be requested during 2019.

Letter of Credit

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit was effective from September 30, 2017, through June 30, 2019, and carried a quarterly facility rental fee of 0.8% per annum on the amount of the outstanding balance. The letter of credit terminated on June 30, 2019. The letter of credit was presented at the face amount plus accrued facility rental fee, less received payments. There were no outstanding balances related to this letter of credit as of June 30, 2019, or December 31, 2018.

Lease Commitments

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. In connection with certain office space lease agreements, the Company is required to maintain $3.6 million in letters of credit and, as such, held $3.6 million in restricted cash and restricted investments as collateral for the letters of credit as of June 30, 2019. Refer to Note 10 for additional discussion regarding leases.

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

During the second quarter of 2019, the Company and Passport, a current customer (collectively the “Indemnitors”), pursuant to a state requirement of all participating Medicaid Managed Care Organizations, entered into an Indemnity Agreement (the “Indemnity Agreement”), with an insurance company (the “Surety”). The Surety issued a performance bond in the amount of $25.0 million to secure the customer’s performance under a contract to provide Medicaid Managed Care Services for the benefit of a third party (the

“Beneficiary”). Pursuant to the Indemnity Agreement, the Indemnitors are jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s effective date is July 1, 2019, and expiry date is June 30, 2020. To date, the Company has not incurred any material costs as a result of the Indemnity Agreement and has not accrued any liabilities related to it in the accompanying consolidated financial statements.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act of 1933, as amended, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our Investor Stockholders for the three and six months ended June 30, 2019 and 2018.

Momentum Registration Rights Agreement

On May 24, 2019, in connection with the GlobalHealth transaction, the Company entered into a registration rights agreement with Momentum Health Holdings, LLC (“MHG”), which granted certain registration rights to MHG as a holder of shares of the Company’s Class A common stock. Pursuant to our contractual obligations under this agreement, we filed a resale prospectus supplement in respect of the registrable shares on May 28, 2019.

The Company will pay certain costs and expenses, other than any underwriting discounts and commissions, in connection with the relevant resale registration statement. The amount of expenses recognized during the three and six months ended June 30, 2019, related to the resale registration statement was immaterial.

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, Evolent entered into letters of credit of $35.0 million as of June 30, 2019, to secure potential losses related to insurance services. This amount is in excess of our actuarial assessment of loss.

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

The following table summarizes premiums and claims assumed under the reinsurance agreement for the six months ended June 30, 2019 (in thousands):

Reinsurance premiums assumed	$48,828
Claims assumed	41,424
Claims-related administrative expenses	8,219
Increase (decrease) in reserves for claims and performance-based arrangements
attributable to the Reinsurance Agreement	815
Reserves for claims and performance-based arrangements attributable to the
Reinsurance Agreement at the beginning of the period	1,243
Reinsurance payments	1,235
(Receivables) Payables for claims and performance-based arrangements
attributable to the Reinsurance Agreement at the end of the period	$823

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

Contingencies

Tax Receivables Agreement

In connection with the offering reorganization at the time of our initial public offering, the Company entered into the Tax Receivables Agreement (the “TRA”) with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no NOL carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including:

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

Litigation Matters

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims. When the likelihood of a loss contingency becomes probable and the amount of the loss can be reasonably estimated, we accrue a liability for the loss contingency. We continue to review accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained, and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. The Company is not aware of any legal proceedings or claims as of June 30, 2019, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2019, approximately 69.0% of our $137.2 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 29.7% were held in money market funds and 1.3% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	June 30,	December 31,
	2019	2018
Customer C	20.3%	23.3%
Customer D	15.3%	*

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Customer A	13.2%	*	13.6%	*
Customer B	13.2%	18.0%	13.1%	19.0%
Customer C	*	10.0%	*	10.3%

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

The following table summarizes the components of our lease expense (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$3,838	$7,119
Variable lease cost	1,121	2,576
Total lease cost	$4,959	$9,695

As discussed in Note 3, the Company adopted ASU 2016-02 effective January 1, 2019, which resulted in accounting for leases under ASC 842. Prior to the adoption, we accounted for leases under ASC 840. In accordance with ASC 840, rent expense, net of sublease income, on operating leases was $3.5 million and $6.8 million for the three and six months ended June 30, 2018, respectively.

Maturity of lease liabilities (in thousands) as of June 30, 2019, is as follows:

Operating lease
expense (1)
2019	$4,289
2020	10,404
2021	10,503
2022	9,389
2023	9,283
2024 and thereafter	61,156
Total lease payments	105,024
Less:
Interest	29,579
Present value of lease liabilities	75,445

(1) We have additional operating lease agreements for office space that have not yet commenced as of June 30, 2019. The minimum lease payments for those leases are $8.59 million and the leases will commence throughout the remainder of 2019.

Our weighted-average discount rate and our weighted-remaining lease terms (in years) are as follows:

As of
June 30,
2019
Weighted average discount rate	6.25%
Weighted average remaining lease term	10.0

11. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$(31,900)	$(10,031)	$(80,549)	$(24,096)
Less:
Net income (loss) attributable to non-controlling interests	(285)	(115)	(2,195)	(554)
Net income (loss) available for common shareholders (1) (2)	$(31,615)	$(9,916)	$(78,354)	$(23,542)

Weighted-average common shares outstanding (2) (3)	82,289	77,209	80,820	76,297

Earnings (Loss) per Common Share
Basic	$(0.38)	$(0.13)	$(0.97)	$(0.31)
Diluted	(0.38)	(0.13)	(0.97)	(0.31)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Exchangeable Class B common stock	1,080	862	2,129	1,498
Restricted stock units ("RSUs"), performance-based RSUs
and leveraged stock units ("LSUs")	985	938	1,014	784
Stock options and performance-based stock options	1,495	2,591	1,729	2,378
Convertible senior notes	10,361	5,201	10,361	5,201
Total	13,921	9,592	15,233	9,861

12. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Award Type
Stock options	$903	$2,639	$2,263	$4,870
Performance-based stock options	112	111	222	221
RSUs	2,630	1,968	5,060	3,422
Performance-based RSUs	388	—	772	—
LSUs	717	—	970	—
Total	$4,750	$4,718	$9,287	$8,513

Line Item
Cost of revenue	$891	$438	$1,682	$754
Selling, general and
administrative expenses	3,859	4,280	7,605	7,759
Total	$4,750	$4,718	$9,287	$8,513

No stock-based compensation in the totals above was capitalized as software development costs for the three and six months ended June 30, 2019 and 2018, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	18	89	399	1,050
RSUs	17	85	518	838
LSUs	—	—	720	—

13. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year. Provision (benefit) for income tax (in thousands) and effective tax rates for the three and six months ended June 30, 2019, and June 30, 2018, were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Provision (benefit) for income taxes	$1,398	$(109)	$902	$(106)
Effective tax rate	(4.6)%	1.1%	(1.1)%	0.4%

The Company recorded a provision for income taxes of approximately $0.9 million on a pre-tax loss from continuing operations of approximately $79.6 million for the six months ended June 30, 2019, which resulted in a tax rate of approximately (1.1)%. This tax rate is based on an estimated annual effective tax rate of 1.2%. The Company recorded a discrete tax provision expense of $2.0 million primarily due to the $9.6 million non-cash gain on disposal of assets recognized for financial reporting purposes upon contribution of True Health Indiana, Inc. to GlobalHealth (as defined below), treated as a tax-deferred transaction. Comparatively, the Company recorded a tax benefit for income taxes of approximately $(0.1) million on a pre-tax loss from continuing operations of approximately $24.2 million for the six months ended June 30, 2018, which resulted in a tax rate of approximately 0.4%.

The difference between our effective tax rate and our statutory rate is primarily due to the $2.0 million income tax expense recorded as a discrete item in connection with the non-cash gain on disposal of assets related to True Health Indiana, as well as certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment, employee compensation and other permanent nondeductible expenses. Furthermore, as of June 30, 2019, with the exception of our corporate subsidiaries, the Company maintained a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite-lived components as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As of December 31, 2018, the Company had unrecognized tax benefits of $0.9 million that, if recognized, would not affect the effective tax rate. As of June 30, 2019, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year, with the exception of New Century Health’s examination by the State of California for 2015-2017.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 9 above for discussion of our TRA.

14. Investments in and Advances to Equity Method Investees

The Company has entered into joint venture agreements with various entities. On May 24, 2019, we completed the acquisition of an approximately 43% ownership interest in Momentum Health Group, LLC (“MHG”), the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets in the form of True Health Indiana, Inc., the Company’s Medicare Advantage line of business, including the provider contracts, to GlobalHealth. The Company recognized $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability of $5.9 million related to the transaction. At the time of the transaction, our economic interest in GlobalHealth was approximately 43% and our voting interest was approximately 29%. As of June 30, 2019, the Company’s economic and voting interests remained unchanged from these amounts.

As of June 30, 2019, the Company’s economic and voting interests in its joint venture arrangements ranged between 4% and 43%. As of December 31, 2018, the Company’s economic and voting interests in these entities ranged between 4% and 40%. The Company determined that it has significant influence over these entities, but that it does not have control over any of the entities, including GlobalHealth. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.9 million and $2.3 million for the three and six months ended June 30, 2019, respectively, and $1.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenues related to these services agreements was $11.0 million and $18.1 million for the three and six months ended June 30, 2019, respectively, and $0.8 million for the three and six months ended June 30, 2018.

15. Non-controlling Interests

As discussed in Note 1, Evolent Health, Inc. does not own 100% of the economic interests of Evolent Health LLC. The Company’s ownership percentage changes with the issuance of Class A common stock and Class B Exchanges. Following is a description of events that resulted in changes to the Company’s ownership percentage during the six months ended June 30, 2019 and the year ended December 31, 2018.

2019

During the second quarter of 2019, certain holders of Class B units executed Class B Exchanges. These Class B Exchanges resulted in the issuance of 2.5 million shares of the Company’s Class A common stock. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the related Class B units, the Company’s economic interest in Evolent Health LLC increased from 96.1% to 99.1% immediately following the final Class B Exchange during the quarter, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

In May 2019, the Company issued 1.6 million Class A common shares as part of the consideration for the GlobalHealth transaction. For each share of Class A common stock issued by Evolent Health, Inc., the Company received a corresponding Class A common unit from Evolent Health LLC. As a result of the Class A common units (and corresponding Class A common shares) issued as part of the GlobalHealth transaction, the Company’s economic interest in Evolent Health LLC increased from 99.1% to 99.2%, immediately following the transaction.

2018

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

Also, during the year ended December 31, 2018, the Company issued 3.1 million shares of Evolent Health LLC’s Class B common units and an equal number of the Company’s Class B common shares as part of the consideration for the New Century Health transaction. The Class B common units, together with a corresponding number of shares of the Company’s Class B common stock, can be exchanged for an equivalent number of shares of the Company’s Class A common stock. As a result of the Class B common units (and corresponding Class B common shares) issued as part of the New Century Health transaction, the Company’s economic interest in Evolent Health LLC decreased from 99.0% to 95.3%, immediately following the acquisition.

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

As of June 30, 2019, and December 31, 2018, we owned 99.2% and 96.1%, respectively, of the economic interests in Evolent Health LLC. See Note 4 for further discussion of our business combinations and securities offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Non-controlling interests as of beginning-of-period	$50,100	$11,772	$45,532	$35,427
Cumulative-effect adjustment from adoption of new accounting principle	—	—	—	594
Decrease in non-controlling interests as a result of Class B Exchanges	(33,946)	(1,529)	(33,946)	(25,334)
Amount attributable to NCI from 2019 business combination	—	—	6,500	—
Net income (loss) attributable to non-controlling interests	(285)	(115)	(2,195)	(554)
Reclassification of non-controlling interests	209	20	187	15
Non-controlling interests as of end-of-period	$16,078	$10,148	$16,078	$10,148

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$5,756	$—	$—	$5,756
Restricted cash and restricted investments (1)	34,957	—	—	34,957
Total	$40,713	$—	$—	$40,713

Liabilities
Contingent consideration (2)	—	—	14,100	14,100

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$11,391	$—	$—	$11,391
Restricted cash and restricted investments (1)	31,226	—	—	31,226
Total	$42,617	$—	$—	$42,617

Liabilities
Contingent consideration (2)	—	—	8,800	8,800
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of June 30, 2019, and December 31, 2018, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the University Health Care, Inc. d/b/a Passport Health Plan (“Passport”) and the New Century Health acquisitions, as well as contingent consideration for the GlobalHealth transaction, as described below. As of June 30, 2019, $5.0 million was attributable to Passport, $3.2 million was attributable to New Century Health, and $5.9 million was attributable to GlobalHealth. As of December 31, 2018, $5.6 million was attributable to Passport and $3.2 million was attributable to New Century Health.
The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and six month periods ended June 30, 2019 and 2018, respectively.

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

The GlobalHealth transaction includes a provision for additional consideration contingent upon the Company’s future share price. The fair value of the contingent consideration was estimated based on the average closing market price of the common stock following the announcement of the transaction. The significant unobservable input used in the fair value measurement of GlobalHealth contingent consideration is the share price period. A significant change in the share price period, would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$8,100	$8,800	$8,800	$8,700
Additions(1)	5,900	—	5,900	—
Settlements	—	—	(800)	—
Realized and unrealized (gains) losses, net	100	(600)	200	(500)
Balance as of end-of-period	$14,100	$8,200	$14,100	$8,200

(1) Addition is related to the GlobalHealth transaction.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	As of June 30, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$5,000	Real options approach	Risk-adjusted recurring revenue CAGR	103.9%	(1)
			Discount rate	5.5% - 6.5%

New Century Health
contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(2)
			Risk-neutral probability meets earn-out cap	24.0%	(2)

GlobalHealth
contingent consideration	$5,900	Management estimate	Stock price period	May - June 2019

	As of December 31, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$5,600	Real options approach	Risk-adjusted recurring revenue CAGR	103.9%	(1)
			Discount rate	5.5% - 6.5%

New Century Health
contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(2)
			Risk-neutral probability meets earn-out cap	24.0%	(2)

(1) The risk-adjusted recurring revenue CAGR is calculated over the five-year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rates is based on theoretical 2016 and 2017 recurring revenue of $1.0 million, resulting in a higher growth rate. The risk-adjusted recurring revenue CAGR from 2019-2021 is 68.3%.

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

As discussed in Note 14, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to these services agreements was $11.0 million and $18.1 million for the three and six months ended June 30, 2019, respectively, and $0.8 million for the three and six months ended June 30, 2018.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Transformation services	$41	$748	$1,200	$780
Platform and operations services	16,874	7,601	29,818	14,892
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	6,657	1,262	14,487	4,452
Selling, general and administrative expenses	386	280	542	379

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

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as EBITDA (net income (loss) attributable to Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude income (loss) from equity method investees, gain (loss) on disposal of assets, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net (income) loss attributable to non-controlling interests, ASC 606 transition adjustments, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, transaction costs related to acquisitions and business combinations, and other one-time adjustments. When Adjusted EBITDA is discussed in this report, the most directly comparable GAAP financial measure is net income (loss) attributable to Evolent Health, Inc.

Management considers Adjusted EBITDA to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

			Intersegment
	Services	True Health	Eliminations	Consolidated
Revenue
Three Months Ended June 30, 2019
Services:
Transformation services	$1,944	$—	$—	$1,944
Platform and operations	147,599	—	(3,077)	144,522
Services revenue	149,543	—	(3,077)	146,466
True Health:
Premiums	—	45,764	(271)	45,493
Total revenue	$149,543	$45,764	$(3,348)	$191,959

Three Months Ended June 30, 2018
Services:
Transformation services	$8,215	$—	$—	$8,215
Platform and operations	116,961	—	(3,615)	113,346
Services revenue	125,176	—	(3,615)	121,561
True Health:
Premiums	—	22,939	(202)	22,737
Total revenue	$125,176	$22,939	$(3,817)	$144,298

			Segments
	Services	True Health	Total
Three Months Ended June 30, 2019
Adjusted EBITDA	$(8,797)	$1,123	$(7,674)

Three Months Ended June 30, 2018
Adjusted EBITDA	$5,643	$(758)	$4,885

			Intersegment
	Services	True Health	Eliminations	Consolidated
Revenue
Six Months Ended June 30, 2019
Services:
Transformation services	$5,297	$—	$—	$5,297
Platform and operations	297,949	—	(6,135)	291,814
Services revenue	303,246	—	(6,135)	297,111
True Health:
Premiums	—	93,140	(536)	92,604
Total revenue	$303,246	$93,140	$(6,671)	$389,715

Six Months Ended June 30, 2018
Services:
Transformation services	$14,720	$—	$—	$14,720
Platform and operations	230,576	—	(7,412)	223,164
Services revenue	245,296	—	(7,412)	237,884
True Health:
Premiums	—	46,524	(396)	46,128
Total revenue	$245,296	$46,524	$(7,808)	$284,012

			Segments
	Services	True Health	Total
Six Months Ended June 30, 2019
Adjusted EBITDA	$(24,296)	$1,844	$(22,452)

Six Months Ended June 30, 2018
Adjusted EBITDA	$12,609	$189	$12,798

The following table presents our reconciliation of segments total Adjusted EBITDA to net income (loss) attributable to Evolent Health, Inc. (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income (Loss) Attributable to
Evolent Health, Inc.	$(31,615)	$(9,916)	$(78,354)	$(23,542)
Less:
Interest income	842	878	1,902	1,950
Interest expense	(3,620)	(855)	(7,182)	(1,708)
(Provision) benefit for income taxes	(1,398)	109	(902)	106
Depreciation and amortization expenses	(15,292)	(10,034)	(29,558)	(19,530)
Income (loss) from equity method investees	(1,904)	(1,275)	(2,328)	(1,406)
Gain (loss) on disposal of assets	9,600	—	9,600	—
Change in fair value of contingent consideration
and indemnification asset	(100)	1,604	(200)	1,504
Other income (expense), net	(587)	78	(160)	60
Net (income) loss attributable to
non-controlling interests	285	115	2,195	554
ASC 606 transition adjustments	—	—	—	(4,498)
Purchase accounting adjustments	(165)	(216)	(761)	(433)
Stock-based compensation expense	(4,750)	(4,718)	(9,287)	(8,513)
Severance costs	(3,881)	105	(14,483)	(1,489)
Amortization of contract cost assets	(776)	(578)	(1,552)	(1,139)
Transaction costs	(2,195)	(14)	(3,186)	(1,798)
Adjusted EBITDA	$(7,674)	$4,885	$(22,452)	$12,798

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Six Months Ended June 30,
	2019			2018
	Services (1)	True Health	Consolidated	Services (1)	True Health	Consolidated
Beginning balance	$17,715	$9,880	$27,595	$—	$—	$—
Incurred costs related to:
Current year	88,261	73,359	161,620	—	35,177	35,177
Prior years	244	483	727	—	—	—
Total incurred	88,505	73,842	162,347	—	35,177	35,177
Paid costs related to:
Current year	73,781	26,473	100,254	—	25,711	25,711
Prior years	7,837	8,003	15,840	—	—	—
Total paid	81,618	34,476	116,094	—	25,711	25,711
Other adjustments (2)	(187)	(40,609)	(40,796)	—	—	—
Change during the year	6,700	(1,243)	5,457	—	9,466	9,466
Ending balance	$24,415	$8,637	$33,052	$—	$9,466	$9,466

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

20. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of the periods indicated below (in thousands) were as follows:

	As of June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury bills	$12,248	$329	$—	$12,577
Corporate bonds	1,704	70	—	1,774
Other CMOs	2,584	45	—	2,629
Yankees	596	34	—	630
Total investments	$17,132	$478	$—	$17,610

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury bills	$7,982	$120	$—	$8,102
Corporate bonds	887	17	—	904
Other CMOs	545	6	—	551
Yankees	596	11	—	607
Total investments	$10,010	$154	$—	$10,164

The amortized cost and fair value of our investments by contractual maturities as of the periods indicated below (in thousands) were as follows:

	As of June 30, 2019		As of December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,048	$4,057	$—	$—
Due after one year through five years	13,084	13,553	9,666	9,813
Due after five years through ten years	—	—	344	351
Total	$17,132	$17,610	$10,010	$10,164

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

We did not hold any securities that were in an unrealized loss position as of June 30, 2019 or December 31, 2018.

21. Supplemental Cash Flow Information

The following represents supplemental disclosure of cash flow information and non-cash investing and financing activities (in thousands):

	For the Six
	Months Ended
	June 30,
	2019	2018
Supplemental disclosure of cash flow information
Operating cash flows from operating leases	$6,542	$—
Leased assets obtained in exchange for new operating lease liabilities	30,181	—

Non-cash investing and financing activities
Accrued property and equipment purchases	$166	$875
Class A common stock issued for payment of Passport earn-out	800	—
Increase to goodwill from measurement period adjustments
related to business combinations	596	128
Consideration for asset acquisitions or business combinations	16,000	500
Settlement of escrow related to asset acquisition	—	2,519
Settlement of indemnification asset	—	1,004
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	33,946	25,334
Decrease in deferred tax liability as a result of securities offerings	—	908

22. Subsequent Events

On August 8, 2019, a purported shareholder of the Company filed a putative class action complaint against the Company, Frank Williams and Nicholas McGrane. The case, captioned Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, and Nicholas McGrane, was filed in the United States District Court, Eastern District of Virginia, Alexandria Division. The complaint seeks unspecified remedies under the Securities Exchange Act of 1934. As of the date of this filing, the complaint has not been formally served on the Company, Mr. Williams or Mr. McGrane. Based on our brief preliminary review, the Company believes the case is without merit and intends to vigorously defend against these claims. The outcome of any litigation is uncertain, and at this early stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

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

Transactions

GlobalHealth

On May 24, 2019, we completed the acquisition of an approximately 43% ownership interest in Momentum Health Group, LLC (“MHG”), the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million  in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets in the form of True Health Indiana, Inc., the Company’s Medicare Advantage line of business, including the provider contracts, to GlobalHealth. The Company recognized $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability of $5.9 million related to the transaction. At the time of the transaction, our economic interest in GlobalHealth was approximately 43% and our voting interest was approximately 29%. As of June 30, 2019, the Company’s economic and voting interests remained unchanged from these amounts. Pursuant to a security holders’ agreement among MHG and certain equity holders of MHG party thereto, we hold customary governance rights in MHG for a minority investor, including the right to appoint two of seven directors to MHG’s board of directors.

The Company determined that it has significant influence over the entity, but that it does not have control over the entity. Accordingly, the investment is accounted for under the equity method of accounting and the Company is allocated its proportional share of the entity’s earnings and losses for each reporting period. The Company also entered into services agreements with GlobalHealth to provide certain management, operational and support services to help manage elements of their service offerings.

Passport

On May 28, 2019, University Health Care, Inc., d/b/a Passport Health Plan, a Kentucky nonprofit corporation (“Passport”), Passport Health Solutions, LLC, a Kentucky nonprofit limited liability company and subsidiary of Passport (“PHS I”), the Company and Justify Holdings, Inc., a Kentucky corporation and a subsidiary of the Company (the “Passport Buyer”), entered into an Asset Purchase Agreement (the “Passport Asset Purchase Agreement”), pursuant to which Passport Buyer will acquire substantially all of the assets and will assume substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and the issuance of a 30% equity interest in the Passport Buyer to the following provider sponsors of Passport: the University of Louisville, the University of Louisville Physicians, the University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”).

The consummation of the transactions contemplated by the Passport Asset Purchase Agreement is subject to certain customary and regulatory closing conditions, including the receipt of certain federal and state regulatory approvals. In July 2019, the Kentucky Attorney General cleared the transactions. We currently expect the transactions to close in the fourth quarter of 2019, subject to the satisfaction of all closing conditions.

In connection with the execution of the Passport Asset Purchase Agreement, Evolent Health LLC and Passport entered into an amendment to the existing management services agreement to expand the services provided thereunder to include additional administrative functions, as well as the oncology and cardiovascular services of New Century Health. In connection with the consummation of the transactions contemplated by the Passport Asset Purchase Agreement, the Sponsors, the Passport Buyer and a

subsidiary of the Company expect to enter into a shareholders’ agreement that provides for the governance of the Passport Buyer following the closing, and certain other rights between the parties thereto. The shareholders agreement will provide that written consent of majority holders is required for certain significant governance and operational matters, including the appointment, removal or replacement of the Passport Buyer’s chief executive officer, the approval of the annual budget, and other significant matters.

The Passport Asset Purchase Agreement also contains obligations on the part of the Company to provide capital support to Passport following the execution of the Asset Purchase Agreement to the extent necessary to satisfy regulatory capital requirements. On June 18, 2019, we contributed $40.0 million in the form of an advance for regulatory capital requirements under an agreement with Passport (the “Passport Note”). The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. Additionally, on June 6, 2019, the Company and Passport entered into an Indemnity Agreement (the “Passport Indemnity Agreement”), with an insurance company (the “Surety”). The Surety issued a performance bond in the amount of $25.0 million to secure Passport’s performance under its Medicaid contract with the Kentucky Cabinet of Health and Family Services (“CHFS”). Pursuant to the Indemnity Agreement, the Company and Passport are jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s expiry date is June 30, 2020.

Passport is currently one of five Medicaid-managed care organizations serving the Commonwealth of Kentucky. Passport’s current five-year contract to provide managed care for Medicaid expires on June 30, 2020. Passport recently submitted a proposal to continue providing managed care for Medicaid in the Commonwealth of Kentucky through June 30, 2025 in response to the ongoing “request for proposal” process (the “RFP”) of the CHFS. We expect the outcome of the RFP to have a material impact on our revenue from our management services agreement with Passport (or, following the closing, Passport Buyer) beyond the current contract period. In the event that Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport (or, following the closing, Passport Buyer) subsequent to June 30, 2020. Consummation of the transactions contemplated by the Passport Asset Purchase Agreement is not conditioned on the award of a contract with CHFS under the RFP.

In the event that Passport is awarded a new Medicaid contract, the Sponsors have a put option to sell their remaining ownership to the Company for $60.0 million. Similarly, in the event that Passport is awarded a new Medicaid contract, the Company has a call option to acquire the Sponsors’ remaining ownership for $60.0 million. The put option and the call option are exercisable at any time during the 60-day period following the “go-live date” (expected to be July 1, 2020) of Passport’s new Medicaid contract with CHFS. In the event that Passport is not awarded a new Medicaid contract with CHFS, the Company is required to acquire the Sponsors’ remaining ownership for an additional $20.0 million within 12 months following the expiration of Passport’s current Medicaid contract.

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

A large portion of our Services revenue is derived from our multi-year contracts, which are linked to the number of members that our partners are managing under our agreements. This variable pricing model depends on the population being served as well as the number of services and technology applications that our partners utilize to advance their value-based care strategies and the number of members they are able to attract over time. In certain instances, we participate alongside our partners in risk-sharing arrangements whereby we share in a portion of the upside and downside performance of the value strategy. We expect to grow with current partners as they increase membership in their existing value-based operations, through expanding the number of services we provide to our existing partners, by adding new partners and by capturing value through risk-sharing arrangements.

As of June 30, 2019, our Services business had over 35 operating partners, and a significant portion of our revenue is concentrated with one partner. For the six months ended June 30, 2019, and the year ended December 31, 2018, our revenue from Passport accounted for 13.1% and 17.5% of our total revenue, respectively, and our receivables from Passport accounted for 2.6% and 6.9% of our accounts receivable as of June 30, 2019, and December 31, 2018, respectively.

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

Our True Health segment operates a commercial health plan in New Mexico. We believe True Health provides an opportunity for us to leverage our Services offerings to support True Health and transform the health plan into a value-based provider-centric model of care. True Health’s largest partner, New Mexico Health Connections, comprised 13.6% of our revenue for the six months ended June 30, 2019.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities, including through acquisitions and other investments. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As of the date the financial statements were available to be issued, we believe we have sufficient liquidity for the next 12 months.

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

During the platform and operations phase, our revenue structure shifts to a primarily variable fee structure which typically includes a monthly payment that is calculated based on a specified rate, or per member per month, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. We recognize revenue for platforms and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate. The platform and operations agreements often include other variable fees including service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount, however we do not estimate variable consideration at contract inception if the variable fees will be allocated entirely to the platform and operations services performance obligation. In some cases, we are required to estimate revenue using the most likely amount that we believe we are entitled to receive. All estimates are based on historical experience and the Company's best judgment at the time to the extent the Company believes it is probable that a significant reversal of revenue recognized will not occur. Due to the nature of our arrangements certain estimates may be constrained until the uncertainty is further resolved.

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

Evolent Health, Inc. Consolidated Results

	For the Three				For the Six
	Months Ended		Change Over		Months Ended		Change Over
	June 30,		Prior Period		June 30,		Prior Period
(in thousands)	2019	2018	$	%	2019	2018	$	%
Revenue
Services:
Transformation services	$1,944	$8,215	$(6,271)	(76.3)%	$5,297	$14,720	$(9,423)	(64.0)%
Platform and operations services	144,522	113,346	31,176	27.5%	291,814	223,164	68,650	30.8%
Total Services	146,466	121,561	24,905	20.5%	297,111	237,884	59,227	24.9%
True Health:
Premiums	45,493	22,737	22,756	100.1%	92,604	46,128	46,476	100.8%
Total revenue	191,959	144,298	47,661	33.0%	389,715	284,012	105,703	37.2%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	108,383	69,003	39,380	57.1%	225,824	140,978	84,846	60.2%
Claims expenses	36,085	18,428	17,657	95.8%	73,842	35,177	38,665	109.9%
Selling, general and
administrative expenses	66,932	57,403	9,529	16.6%	141,770	112,929	28,841	25.5%
Depreciation and amortization expenses	15,292	10,034	5,258	52.4%	29,558	19,530	10,028	51.3%
(Gain) loss on disposal of assets	(9,600)	—	(9,600)	—%	(9,600)	—	(9,600)	—%
Change in fair value of contingent
consideration and indemnification asset	100	(1,604)	1,704	(106.2)%	200	(1,504)	1,704	(113.3)%
Total operating expenses	217,192	153,264	63,928	41.7%	461,594	307,110	154,484	50.3%
Operating income (loss)	$(25,233)	$(8,966)	$(16,267)	(181.4)%	$(71,879)	$(23,098)	$(48,781)	(211.2)%

Transformation services revenue as
a % of total revenue	1.0%	5.7%			1.4%	5.2%
Platform and operations services
revenue as a % of total revenue	75.3%	78.5%			74.9%	78.6%
Premiums as a
% of total revenue	23.7%	15.8%			23.8%	16.2%
Cost of revenue as a %
of Services revenue	74.0%	56.8%			76.0%	59.3%
Claims expenses as a
% of premiums	79.3%	81.0%			79.7%	76.3%
Selling, general and administrative
expenses as a % of total revenue	34.9%	39.8%			36.4%	39.8%

Comparison of the Operating Results for the Three Months Ended June 30, 2019 to 2018

Revenue

Total revenue increased by $47.7 million, or 33.0%, to $192.0 million for the three months ended June 30, 2019, as compared to the same period in 2018.

Transformation services revenue decreased by $6.3 million, or 76.3%, to $1.9 million for the three months ended June 30, 2019, as compared to the same period in 2018, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to decrease as a percentage of total revenue. Transformation services revenue accounted for 1.0% and 5.7% of our total revenue for the three months ended June 30, 2019, and 2018, respectively.

Platform and operations services revenue accounted for 75.3% and 78.5% of our total revenue for the three months ended June 30, 2019 and 2018, respectively. Platform and operations services revenue increased by $31.2 million, or 27.5%, to $144.5 million for the three months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of additional revenue from our acquisition of New Century Health during the fourth quarter of 2018, an increase in our average PMPM fee and an aggregate enrollment growth of 14.4% in lives on platform. We ended the quarter with over 35 operating partners compared to over 30 as of June 30, 2018.

Premiums increased by $22.8 million, or 100.1%, to $45.5 million, for the three months ended June 30, 2019, as compared to the same period in 2018. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC cedes 90% of its gross premiums to the Company and the Company indemnifies NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further discussion of the reinsurance agreement. Premiums accounted for 23.7% and 15.8% of our total revenue for the three months ended June 30, 2019, and 2018, respectively. We expect future premiums revenue to decrease as a percentage of total revenue.

Cost of Revenue

Cost of revenue increased by $39.4 million, or 57.1%, to $108.4 million for the three months ended June 30, 2019, as compared to the same period in 2018. Cost of revenue increased by approximately $50.4 million period over period as a result of business combinations completed during 2018, additional payments related to performance-based arrangements and increased personnel costs to support our growing customer base and service offerings. Approximately $0.9 million and $0.4 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. Our professional fees decreased by $2.3 million, due to the nature and timing of our projects. Additionally, our technology services, TPA fees and other costs decreased by $8.7 million period over period. Cost of revenue represented 74.0% and 56.8% of total Services revenue for the three months ended June 30, 2019 and 2018, respectively. Our cost of revenue as a percent of total Services revenue increased year over year as a result of the New Century Health acquisition. Going forward, we expect it to decline as we achieve additional scale and efficiencies, subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment increased by $17.7 million, or 95.8%, to $36.1 million for the three months ended June 30, 2019, as compared to the same period in 2018. Claims expenses consist of claims paid during the period and the change in reserve for incurred but unreported claims. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Claims expenses represented 79.3% and 81.0% of premiums for the three months ended June 30, 2019 and 2018, respectively. We expect future claims expenses to remain relatively consistent as a percentage of premiums revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9.5 million, or 16.6%, to $66.9 million for the three months ended June 30, 2019, as compared to the same period in 2018. During the three months ended June 30, 2019, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed in 2018. Technology costs, personnel costs and lease costs increased by $0.7 million, $2.2 million and $1.2 million, respectively, period over period, as a result of the growing customer base and service offerings. Approximately $3.9 million and $4.3 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. Ceded expenses under the reinsurance agreement were $3.9 million for the three months ended June 30, 2019, as compared to zero in the prior period. Our professional fees decreased by $0.1 million, and legal fees and other costs increased by $0.2 million and $1.4 million, respectively, due to the nature and timing of our projects. One-time transaction, transition and severance costs accounted for approximately $6.0 million and $0.1 million of total selling, general and administrative expenses for the three months ended June 30, 2019 and 2018, respectively. Selling, general and administrative expenses represented 34.9% and 39.8% of total revenue for the three months ended June 30, 2019 and 2018, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $5.3 million, or 52.4%, to $15.3 million for the three months ended June 30, 2019, as compared to the same period in 2018. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the second quarter of 2018 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

(Gain) loss on disposal of assets

On May 24, 2019, the Company entered into a joint venture arrangement in respect of GlobalHealth. The Company determined that it has significant influence over the entity, but that it does not have control over the entity. Accordingly, the investment is accounted for under the equity method of accounting and the Company is allocated its proportional share of the entity’s earnings and losses for each reporting period. In Q2 2019, we recorded a non-cash gain on disposal of assets of $9.6 million upon the contribution of True Health Indiana, Inc. to GlobalHealth.

Change in fair value of contingent consideration and indemnification asset

We recorded a loss from change in fair value of contingent consideration and indemnification asset of $0.1 million for the three months ended June 30, 2019, as compared to a gain of $1.6 million for the same period in 2018. This variance is the result of changes in the fair values of a mark-to-market contingent liability and a mark-to-market indemnification asset, both of which were acquired as a result of business combinations during 2016. The indemnification asset was settled during the second quarter of 2018. There were no significant changes to the underlying fair value assumptions during the three months ended June 30, 2019, and therefore we only recorded an adjustment to reflect the passage of time. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Comparison of the Operating Results for the Six Months Ended June 30, 2019 to 2018

Revenue

Total revenue increased by $105.7 million, or 37.2%, to $389.7 million for the six months ended June 30, 2019, as compared to the same period in 2018.

Transformation services revenue decreased by $9.4 million, or 64.0%, to $5.3 million for the six months ended June 30, 2019, as compared to the same period in 2018, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to decrease as a percentage of total revenue. Transformation services revenue accounted for 1.4% and 5.2% of our total revenue for the six months ended June 30, 2019, and 2018, respectively.

Platform and operations services revenue accounted for 74.9% and 78.6% of our total revenue for the six months ended June 30, 2019 and 2018, respectively. Platform and operations services revenue increased by $68.7 million, or 30.8%, to $291.8 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of additional revenue from our acquisition of New Century Health during the fourth quarter of 2018, an increase in our average PMPM fee and an aggregate enrollment growth of 14.4% in lives on platform. We ended the quarter with over 35 operating partners compared to over 30 as of June 30, 2018.

Premiums increased by $46.5 million, or 100.8%, to $92.6 million, for the six months ended June 30, 2019, as compared to the same period in 2018. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC cedes 90% of its gross premiums to the Company and the Company indemnifies NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further discussion of the reinsurance agreement. Premiums accounted for 23.8% and 16.2% of our total revenue for the six months ended June 30, 2019, and 2018, respectively. We expect future premiums revenue to decrease as a percentage of total revenue.

Cost of Revenue

Cost of revenue increased by $84.8 million, or 60.2%, to $225.8 million for the six months ended June 30, 2019, as compared to the same period in 2018. Cost of revenue increased by approximately $97.9 million period over period as a result of business combinations completed during 2018, additional payments related to performance-based arrangements and increased personnel costs to support our growing customer base and service offerings. Approximately $1.7 million and $0.8 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. Our professional fees decreased by $2.6 million, due to the nature and timing of our projects. Additionally, our technology services, TPA fees and other costs decreased by $10.5 million period over period. Cost of revenue represented 76.0% and 59.3% of total Services revenue for the six months ended June 30, 2019 and 2018, respectively. Our cost of revenue as a percent of total Services revenue increased year over year as a result of the New Century Health acquisition. Going forward, we expect it to decline as we achieve additional scale and efficiencies, subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment increased by $38.7 million, or 109.9%, to $73.8 million for the six months ended June 30, 2019, as compared to the same period in 2018. Claims expenses consist of claims paid during the period and the change in reserve for incurred but unreported claims. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Claims expenses represented 79.7% and 76.3% of premiums for the six months ended June 30, 2019 and 2018, respectively. We expect future claims expenses to remain relatively consistent as a percentage of premiums revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.8 million, or 25.5%, to $141.8 million for the six months ended June 30, 2019, as compared to the same period in 2018. During the six months ended June 30, 2019, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed in 2018. Technology costs, personnel costs and lease costs increased by $2.5 million, $15.8 million and $2.6 million, respectively, period over period, as a result of the growing customer base and service offerings. Approximately $7.6 million and $7.8 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. Ceded expenses under the reinsurance agreement were $8.2 million for the six months ended June 30, 2019, as compared to zero in the prior period. Our professional fees decreased by $1.3 million, legal fees and other costs increased by $0.3 million and $0.7 million, respectively, due to the nature and timing of our projects. One-time transaction, transition and severance costs accounted for approximately $17.6 million and $2.7 million of total selling, general and administrative expenses for the six months ended June 30, 2019 and 2018, respectively. Selling, general and administrative expenses represented 36.4% and 39.8% of total revenue for the six months ended June 30, 2019 and 2018, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $10.0 million, or 51.3%, to $29.6 million for the six months ended June 30, 2019, as compared to the same period in 2018. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the first quarter of 2018 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

(Gain) loss on disposal of assets

On May 24, 2019, the Company entered into a joint venture arrangement in respect of GlobalHealth. The Company determined that it has significant influence over the entity, but that it does not have control over it. Accordingly, the investment is accounted for under the equity method of accounting and the Company is allocated its proportional share of the entity’s earnings and losses for each reporting period. During the six months ended June 30, 2019, we recorded a non-cash gain on disposal of assets of $9.6 million upon the contribution of True Health Indiana, Inc. to GlobalHealth.

Change in fair value of contingent consideration and indemnification asset

We recorded a loss from change in fair value of contingent consideration and indemnification asset of $0.2 million for the six months ended June 30, 2019, as compared to a gain of $1.5 million for the same period in 2018. This variance is the result of changes in the fair values of a mark-to-market contingent liability and a mark-to-market indemnification asset, both of which were acquired as a result of business combinations during 2016. The indemnification asset was settled during the second quarter of 2018. There were no significant changes to the underlying fair value assumptions during the six months ended June 30, 2019, and therefore we only recorded an adjustment to reflect the passage of time. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the Implementation Loan and Passport Note. We recorded interest income of $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively, and $0.9 million and $2.0 million for the three and six months ended June 30, 2018, respectively.

Interest expense

Our interest expense is primarily attributable to our 2021 Notes and 2025 Notes. The Company issued its 2021 Notes in December 2016. Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2021 Notes. The Company issued its 2025 Notes in October 2018. Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes contain a cash conversion option, which resulted in a debt discount of $71.8 million, allocated to equity. The amount allocated to equity, along with $3.4 million of issuance costs, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes.

We recorded interest expense (including amortization of deferred financing costs) of approximately $3.7 million and $7.1 million related to our 2021 Notes and 2025 Notes for the three and six months ended June 30, 2019, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively. See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for further details of our 2021 Notes and 2025 Notes.

Income (loss) from equity method investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $1.9 million and $2.3 million for the for the three and six months ended June 30, 2019, respectively, and $1.3 million and $1.4 million for the three and six months ended June 30, 2018, respectively. The equity method investments are further discussed at “Part I - Item 1. Financial Statements - Note 14” in this Form 10-Q.

Provision (benefit) for income taxes

The Company recorded $1.4 million and $0.9 million in income tax expense for the three and six months ended June 30, 2019, respectively, which resulted in effective tax rates of (4.6)% and (1.1)%, respectively. The Company recorded $(0.1) million in income tax benefit for the three and six months ended June 30, 2018, respectively, which resulted in effective tax rates of 1.1% and 0.4%, respectively. The difference between our effective tax rate and our statutory rate is primarily due to the $2.0 million income tax expense recorded as a discrete item in connection with the non-cash gain on disposal of assets related to True Health Indiana, as well as certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment, employee compensation and other permanent nondeductible expenses. In addition, as of June 30, 2019, with the exception of our corporate subsidiaries, the Company maintains a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite-lived components as part of the outside basis difference in our partnership interest in Evolent Health LLC.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of June 30, 2019 and June 30, 2018, we owned 99.2% and 99.0% of the economic rights of the results of operations of Evolent Health LLC, respectively, and, therefore, eliminated the non-controlling interest from our results of operations. For the three and six months ended June 30, 2019, our results reflect net losses of $0.3 million and $2.2 million, respectively, attributable to non-controlling interests, which represents 1.1% and 3.1% of the operating losses of Evolent Health Inc. For the three and six months ended June 30, 2018, our results reflect net losses of $0.1 million and $0.6 million, respectively, attributable to non-controlling interests, which represents 1.3% and 2.4% of the operating losses of Evolent Health Inc.

The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges during the second quarter of 2019, Class B Exchanges in connection with the November 2018 Private Sale and the issuance of shares of Class A common stock in conjunction with the GlobalHealth joint venture, option exercises and RSU vests since the prior period. The Company’s economic interest in Evolent Health LLC decreased during 2018 as a result of the issuance of Class B common units and Class B common stock as part of the acquisition for New Century Health.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $71.9 million and $23.1 million for the six months ended June 30, 2019 and 2018, respectively. Net cash and restricted cash used in operating activities was $39.2 million and $18.0 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $92.8 million of cash and cash equivalents and $45.2 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements”:

	For the Six
	Months Ended
	June 30,
	2019	2018
Net cash and restricted cash provided by (used in) operating activities	$(39,242)	$(18,004)
Net cash and restricted cash provided by (used in) investing activities	(90,816)	(19,376)
Net cash and restricted cash provided by (used in) financing activities	(121,071)	(3,665)

Operating Activities

Cash flows used in operating activities of $39.2 million for the six months ended June 30, 2019, were due primarily to our net loss of $80.5 million, partially offset by non-cash items, including depreciation and amortization expenses of $29.6 million, stock-based compensation expense of $9.3 million and amortization of deferred financing costs and contract costs assets of $7.4 million, as well as non-cash gain on disposal of assets of $9.6 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Increases in prepaid expenses, contract cost assets and right-of-use operating assets, combined with a decrease in accrued liabilities and other long-term liabilities, contributed approximately $51.3 million to our cash outflows. Those cash outflows were offset by increases in accounts payable, accrued compensation and employee benefits, reserves for claims and performance-based arrangements, deferred revenue and operating lease liabilities, combined with a decrease in accounts receivable and contract assets, of approximately $52.1 million.

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

Investing Activities

Cash flows used in investing activities of $90.8 million for the six months ended June 30, 2019, were primarily attributable to purchases of property and equipment of $17.7 million, cash paid for asset acquisitions, business combinations and equity method investments of $22.9 million, amounts advanced to satisfy regulatory capital requirements of $45.4 million and purchases of investments of $7.1 million, partially offset by a customer’s repayment of advance to satisfy regulatory capital requirements of $2.8 million.

Cash flows used in investing activities of $19.4 million for the six months ended June 30, 2018, were primarily attributable to purchases of property and equipment of $20.2 million and cash paid for asset acquisitions, business combinations and equity method investments of $15.7 million. Those cash outflows were offset by maturities of restricted investments of $8.0 million and a principle repayment of an implementation loan of $8.0 million.

Financing Activities

Cash flows used in financing activities of approximately $121.1 million for the six months ended June 30, 2019, were primarily related to a decrease of $119.5 million in the amount of restricted cash held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. There was an additional cash outflow of approximately $2.4 million related to taxes withheld and paid for vests of restricted stock units, partially offset by approximately $0.9 million as a result of proceeds from stock options exercises.

Cash flows used in financing activities of approximately $3.7 million for the six months ended June 30, 2018, were primarily related to a decrease of $7.3 million in the amount of restricted cash held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. This decrease was offset by approximately $3.6 million as a result of proceeds from stock options exercises, net of taxes withheld and paid for vests of restricted stock units.

Contractual Obligations

Our contractual obligations (in thousands) as of June 30, 2019, were as follows:

	2019	2020-2021	2022-2023	Thereafter	Total
Operating leases for facilities	$4,450	$22,240	$20,073	$66,852	$113,615
Contingent loan commitments	11,000	—	—	—	11,000
Purchase obligations related to vendor contracts	4,199	2,157	—	—	6,356
Convertible debt interest payments	2,539	10,187	5,165	5,101	22,992
Convertible debt principal repayment	—	125,000	—	172,500	297,500
Total	$22,188	$159,584	$25,238	$244,453	$451,463

During the six months ended June 30, 2019, there were no material changes outside the ordinary course of business to our contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $45.2 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $2.9 million, collateral for letters of credit required as security deposits for facility leases of $3.6 million, amounts held with financial institutions for risk-sharing arrangements and line of credit deposits of $37.9 million and other restricted balances as of June 30, 2019. Restricted investments are stated at amortized cost. See “Part I - Item 1. Financial Statements - Note 2” in this Form 10-Q for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through June 30, 2019, the Company had not entered into any off-balance sheet arrangements and did not have any material holdings in variable interest entities.

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

Interest Rate Risk

As of June 30, 2019, cash and cash equivalents and restricted cash and restricted investments was $138.0 million, which consisted primarily of bank deposits with FDIC participating banks of $94.6 million, bank deposits in international banks of $1.8 million, cash equivalents deposited in a money-market fund of $40.7 million and $0.8 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $17.1 million, which are classified as held-to-maturity investments.

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

As of June 30, 2019, we had $225.6 million, net of deferred offering costs and cash conversion discounts, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but, in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency translation had an immaterial impact on our results of operations for the three and six months ended June 30, 2019 and 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained within “Part I – Item 1. Financial Statements - Note 9” of this Form 10-Q.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K, and other documents filed with the SEC include discussions of our risk factors. There have been no material changes from the risk factors described in our 2018 Form 10-K for the quarterly period ended June 30, 2019, except as discussed below.

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with Passport or another significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our largest partner in terms of accounts receivable, Cook County Health and Hospitals System (Illinois), comprised 20.3% and 23.3% of such total amount as of June 30, 2019, and December 31, 2018, respectively. One of our largest partners, Passport, comprised 13.1% and 17.5% of our revenue for the six months ended June 30, 2019, and for 2018, respectively. As described in more detail in Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, in May 2019, we entered into an asset purchase agreement pursuant to which we will acquire substantially all of the assets and assume substantially all of the liabilities of Passport, subject to certain closing conditions and receipt of regulatory approvals. The sudden loss of any of our partners, including Passport, or the renegotiation of any of our partner contracts, could adversely affect our operating results.

In the ordinary course of business, we engage in active discussions and renegotiations with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. As our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our partners have, and we expect that in the future additional partners will, from time to time, seek to renegotiate or terminate their agreements with us. These discussions and future discussions could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently could negatively impact our revenues, business and prospects.

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

Although we have long-term contracts with many partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner, including Passport, were to lose applicable licenses, fail to be awarded or otherwise be disqualified as a provider under key governmental contracts (including state Medicaid awards) through competitive bidding processes or otherwise, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such partner could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our partners is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health typically run for one-year terms. While they typically contain year-to-year renewal provisions, we cannot assure that any or all of these contracts will be renewed in any particular year. We expect that future contracts will contain similar provisions to those described in this paragraph.

If Passport is not awarded a contract under the ongoing Medicaid request for proposal process in the Commonwealth of Kentucky, we will not receive revenue from Passport subsequent to June 30, 2020 and the value of our pending investment in Passport will be negatively impacted.

One of our largest partners in terms of revenue, Passport, comprised and 13.1% and 17.5% of our revenue for the six months ended June 30, 2019, and for 2018, respectively. Recent changes in the way the state of Kentucky distributes federal Medicaid benefits have had a significant negative impact on Passport. On May 28, 2019, we entered into an asset purchase agreement to acquire substantially all of the assets and assume substantially all of the liabilities of Passport, subject to customary closing conditions including receipt of regulatory approvals, for $70.0 million in cash and the issuance of a 30% equity interest (in the entity through which we will hold our ownership interest) to the current owners of Passport. Passport is currently one of five Medicaid managed care organizations serving the Commonwealth of Kentucky under a contract to provide managed care for Medicaid expiring on June 30, 2020. Passport recently submitted a proposal to continue providing managed care for Medicaid in the Commonwealth of Kentucky through June 30, 2025 in response to the ongoing “request for proposal” process (the “RFP”) of the Kentucky Cabinet of Health and Family Services (“CHFS”).

We are unable to predict the outcome of the RFP or the ongoing solvency of Passport. The recent rate reductions, the result of the ongoing RFP process and surrounding publicity could result in reduced enrollment for Passport, provider disruption and reputational impact for both Passport and the Company. If Passport were to become insolvent or cease to operate, we would no longer receive fees from Passport. As a result, the ongoing situation and the ultimate resolution thereof could negatively impact our business, financial condition and results of operations, as well as the prospects for the value of our pending investment in Passport. We expect the outcome of the RFP to have a material impact on our revenue from our management services agreement with Passport beyond the current contract period. In the event that Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport subsequent to June 30, 2020, and the value of our pending investment in Passport will be negatively impacted. Consummation of the transactions contemplated by the Passport Asset Purchase Agreement is not conditioned on award of a contract with CHFS under the RFP. In the event that Passport is not awarded a new Medicaid contract with CHFS, the Company will be required to acquire the Sponsors’ remaining ownership for an additional $20.0 million within 12 months following the expiration of Passport’s current Medicaid contract.

We have made and may make acquisitions, investments and alliances and joint ventures, including the completed acquisitions of New Century Health and assets from NMHC and the pending transactions with Passport, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience, which was the case in our acquisition of assets from NMHC. That and other acquisitions, investments, alliances or joint ventures, including the recent acquisition of New Century Health and the pending transactions with Passport, could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements.

Consistent with our business strategy, we continuously evaluate, and are currently in the process of evaluating, potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated. For example, in May 2019, we entered into an asset purchase agreement pursuant to which we will acquire 70% of equity interest in Passport, subject to customary closing conditions including receipt of certain regulatory approvals. Although we currently expect the pending transactions under the Passport asset purchase agreement to close in the fourth quarter of 2019, we cannot assure you that the transactions will close at that time or at all.

The recently completed acquisitions of New Century Health and assets from NMHC, the pending transactions with Passport, as well as other acquisitions, investments and alliances, could pose numerous risks to our business which could negatively impact our financial condition and results of operations, including:
•difficulty integrating the purchased operations, products or technologies;
•substantial unanticipated integration costs, delays and challenges that may arise in integration;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•the loss of key customers who are in turn subject to risks and financial dislocation in their businesses;
•the loss of key employees, particularly those of the acquired operations;
•difficulty retaining or developing the acquired business’ customers;
•adverse effects on our existing business relationships with customers, suppliers, other partners, standing with regulators;

•	challenges related to the integration and operation of businesses that operate in new geographic areas and new markets or lines of business;
•unanticipated financial losses in the acquired business, including the risk of higher than expected health care costs;

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

We may be unable to integrate the operations, products, technologies or personnel gained through our completed and pending acquisitions or integrate or complete any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of acquired businesses or companies, prior to and after consummation of a transaction, may be less than expected. Counterparties in transactions may have contracts with customers and other business partners which may require consents from these parties in connection with a transaction. If these consents cannot be obtained, the Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of any combined company. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations.

We have also entered into a number of joint ventures, including a newly established joint venture relating to GlobalHealth, an Oklahoma-based health maintenance organization. Conflicts or disagreements between us and any joint venture partner may negatively impact the benefits expected to be achieved by the joint venture or may ultimately threaten the ability of such joint venture to continue. We are also subject to additional risks and uncertainties because we may be dependent upon and subject to the liability, losses or reputational damage relating to joint venture partners that are not entirely under our control.

In connection with these acquisitions, investments, alliances or joint ventures, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. In the case of our pending transactions with Passport, are obligated to provide capital support to Passport to the extent necessary for regulatory capital. Pursuant to this obligation we were required to contribute $40.0 million as an advance, and we may be required to make similar payments pursuant to this obligation or under similar provisions in the future. In connection with the Passport transactions, we have also entered into an indemnity agreement pursuant to which we are jointly and severally liable with Passport in respect of Passport’s obligations under a $25.0 million surety bond. In addition, as part of the closing consideration for the New Century Health acquisition, we issued 3.1 million Class B common units of Evolent Health LLC, which, together with an equal number of shares of our Class B common stock, are exchangeable for shares of our Class A common stock, and we issued 1.6 million shares to Momentum Health Group, LLC, in connection with our investment in GlobalHealth. In addition, the market price for our Class A common stock could also be affected, following the consummation of any other transaction, by factors that have not historically affected the market price for our Class A common stock.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by our partners’ health care plans each month, expansion of our partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of our partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partners’ plans were to be reduced by a material amount, or if member enrollment numbers in new plans are lower than expected, which has been the case with our Florida Medicaid partners, such decrease would lead to a decrease in our expected revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the partners’ continued participation in specified payer programs over which we have no control. If a partner ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract. Further, if certain of our partners are not awarded contracts (or renewals of contracts) under, or are disqualified from participating in, relevant government-sponsored programs, our revenues could be negatively impacted.

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

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of our partners to control and, if necessary, reduce health care costs, all of which are out of our control. Because certain of our partners’ revenues are highly reliant on third-party payer reimbursement funding rates and mechanisms, overall reductions of rates from such payers could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. See Part I, Item 1A. “Risk Factors” - “The health care regulatory and political framework is uncertain and evolving” in our 2018 Form 10-K for additional information.

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

While our annual goodwill impairment test is conducted on October 31, we have processes to monitor for interim triggering events. Under GAAP, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include macroeconomic conditions, industry and market considerations, our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events including changes in strategy, customers or litigation.

A detailed discussion of our impairment testing is included in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” Subsequent to our 2015 annual impairment testing in the fourth quarter of 2015, our Class A common stock price declined significantly, reaching our historic low in the first quarter of 2016. During the three months ended March 31, 2016, our Class A common stock traded between $8.48 and $12.32, or an average Class A common stock price of $10.33 compared to an average Class A common stock price of $19.51 and $14.73 during the three-month periods ended September 30, 2015, and December 31, 2015, respectively. A sustained decline in our Class A common stock price and the resulting impact on our market capitalization is one of several qualitative factors we consider each quarter when evaluating whether events or changes in circumstances indicate it is more likely than not that a potential goodwill impairment exists. We concluded that the further decline in Class A common stock price observed during the first quarter of 2016 did represent a sustained decline and that triggering events occurred during this period requiring an interim goodwill impairment test as of March 31, 2016, ultimately resulting in an impairment charge of $160.6 million. In addition, following our 2017 annual goodwill review, we concluded that a sustained decline in the average closing price per share of our Class A common stock was an indicator that our goodwill might be impaired and we performed a quantitative goodwill impairment test as of December 14, 2017. However, we determined that fair value was greater than carrying value and goodwill was not impaired as of December 14, 2017.
During the second quarter of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the months of May and June decreased by 25.8% compared to the average closing price for the period from January to April. We considered whether the stock price decline represented a triggering event for interim goodwill impairment testing and determined that the decline in our stock price does not impact the medium-term and long-term projections of our cash flow generation and, accordingly, our estimates of the fair value of our reporting units. Therefore, we did not perform a quantitative goodwill assessment and no impairment was noted as of June 30, 2019. However, if our Class A common stock price decline sustains or if other indications of impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy or interest rates. In particular, a continued or sustained decline in our stock price together with an impact to our medium-term or long-term cash flow projections as a result of Passport failing to be awarded a contract under the ongoing RFP process or otherwise, could result in an impairment. Any further impairment charges that we record in the future could be material to our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2019, we issued 154,026 shares of the Company’s Class A common stock in connection with the acquisition of The Accountable Care Organization Ltd. The issuance of the equity consideration was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) and Rule 506(b) of the Securities Act as a transaction by an issuer not involving a public offering. The shares of Class A common stock issued as equity consideration are restricted securities for purposes of Rule 144 under the Securities Act. We determined that the purchasers of shares of Class A common stock in the transaction were accredited investors. The Company did not engage in a general solicitation or advertising with regard to the issuance and contribution of the Class A common stock issued in connection with the transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2019

2.1*	Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc.,
Evolent Health LLC, Element Merger Sub, Inc., NCIS Holdings, Inc. and
New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s
Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference

2.2*	Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC,
Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on
July 14, 2016, and incorporated herein by reference

2.3*	First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc.,
Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and
Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference

2.4*	Asset Purchase Agreement, dated May 28, 2019, by and among University Health Care, Inc., d/b/a Passport Health
Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc.

4.1	Registration Rights Agreement, dated May 24, 2019, by and between Evolent Health, Inc. and Momentum Health
Group, LLC, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on May 28, 2019

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLENT HEALTH, INC.
Registrant

By:	/s/ John Johnson
Name:	John Johnson
Title:	Chief Financial Officer

By:	/s/ Lydia Stone
Name:	Lydia Stone
Title:	Chief Accounting Officer and Controller

Dated: August 9, 2019