Form 10-Q
period 2019-09-30
Evolent Health, Inc.
filed 2019-11-05
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 83,903,860 shares of the registrant’s Class A common stock outstanding and 706,273 shares of the registrant’s Class B common stock outstanding.

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

•
uncertainty relating to expected future revenues from and our relationship with one of our largest customers, Passport, and the value of our pending investment in Passport, including as a result and timing of the ongoing Medicaid request for proposal process in the Commonwealth of Kentucky;

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

•
the risk of potential future goodwill and intangible asset impairment, including as a result of a loss by Passport in the ongoing Medicaid request for proposal process in the Commonwealth of Kentucky, on our results of operations;

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

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$96,734	$228,320
Restricted cash and restricted investments	101,475	154,718
Accounts receivable, net (amounts attributable to related parties: 2019 - $10,063; 2018 - $8,519)	74,874	80,208
Prepaid expenses and other current assets (amounts attributable to related parties: 2019 - $119; 2018 - $85)	29,749	22,618
Investments, at amortized cost	3,815	—
Contract assets	1,365	2,102
Total current assets	308,012	487,966
Restricted cash and restricted investments	8,357	6,105
Investments, at amortized cost	15,095	10,010
Investments in and advances to equity method investees	55,528	6,276
Property and equipment, net	83,164	73,628
Right-of-use assets - operating	75,768	—
Customer advance for regulatory capital requirements	40,000	—
Prepaid expenses and other noncurrent assets (amounts attributable to related parties: 2019 - $2,400; 2018 - $2,500)	7,647	15,028
Contract assets	1,245	961
Contract cost assets	29,998	19,147
Intangible assets, net	317,200	335,036
Goodwill	771,887	768,124
Total assets	$1,713,901	$1,722,281

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current liabilities:
Accounts payable (amounts attributable to related parties: 2019 - $2,547; 2018 - $1,564)	120,024	146,760
Accrued liabilities (amounts attributable to related parties: 2019 - $923; 2018 - $798)	41,632	48,957
Operating lease liabilities - current	5,390	—
Accrued compensation and employee benefits	27,031	25,460
Deferred revenue	22,701	20,584
Reserves for claims and performance-based arrangements (amounts attributable to related parties: 2019 - $6,804; 2018 - $0)	43,073	27,595
Total current liabilities	259,851	269,356
Long-term debt, net of discount	227,996	221,041
Other long-term liabilities	6,553	17,090
Operating lease liabilities - noncurrent	70,560	—
Deferred tax liabilities, net	24,593	25,438
Total liabilities	589,553	532,925

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized as of September 30, 2019 and December 31, 2018;
83,825,595 and 79,172,118 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	838	792
Class B common stock - $0.01 par value; 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018;
706,273 and 3,190,301 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	7	31
Additional paid-in capital	1,161,696	1,093,174
Accumulated other comprehensive income (loss)	(215)	(182)
Retained earnings (accumulated deficit)	(53,866)	50,009
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	1,108,460	1,143,824
Non-controlling interests	15,888	45,532
Total shareholders' equity (deficit)	1,124,348	1,189,356
Total liabilities and shareholders' equity (deficit)	$1,713,901	$1,722,281

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Transformation services (1)	$5,184	$9,230	$10,481	$23,950
Platform and operations services (1)	171,438	118,094	463,252	341,258
Premiums	43,521	22,623	136,125	68,751
Total revenue	220,143	149,947	609,858	433,959

Expenses
Cost of revenue (exclusive of depreciation and amortization
expenses presented separately below) (1)	131,763	73,967	357,587	214,945
Claims expenses	34,802	16,992	108,644	52,169
Selling, general and administrative expenses (1)	58,808	59,566	200,578	172,495
Depreciation and amortization expenses	15,408	10,352	44,966	29,882
(Gain) loss on disposal of assets	—	—	(9,600)	—
Change in fair value of contingent consideration and indemnification asset	(500)	100	(300)	(1,404)
Total operating expenses	240,281	160,977	701,875	468,087
Operating income (loss)	(20,138)	(11,030)	(92,017)	(34,128)
Interest income	1,124	968	3,026	2,918
Interest expense	(3,630)	(853)	(10,812)	(2,561)
Income (loss) from equity method investees	(3,859)	(1,381)	(6,187)	(2,787)
Other income (expense), net	(84)	(124)	(244)	(64)
Income (loss) before income taxes and non-controlling interests	(26,587)	(12,420)	(106,234)	(36,622)
Provision (benefit) for income taxes	(849)	135	53	29
Net income (loss)	(25,738)	(12,555)	(106,287)	(36,651)
Net income (loss) attributable to non-controlling interests	(217)	(126)	(2,412)	(680)
Net income (loss) attributable to Evolent Health, Inc.	$(25,521)	$(12,429)	$(103,875)	$(35,971)

Earnings (Loss) Available for Common Shareholders
Basic and Diluted	$(25,521)	$(12,429)	$(103,875)	$(35,971)

Earnings (Loss) per Common Share
Basic and Diluted	$(0.30)	$(0.16)	$(1.27)	$(0.47)

Weighted-Average Common Shares Outstanding
Basic and Diluted	83,819	77,999	81,831	76,871

Comprehensive income (loss)
Net income (loss)	$(25,738)	$(12,555)	$(106,287)	(36,651)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	(68)	(116)	(33)	(264)
Total comprehensive income (loss)	(25,806)	(12,671)	(106,320)	(36,915)
Total comprehensive income (loss) attributable to non-controlling interests	(217)	(126)	(2,412)	(680)
Total comprehensive income (loss) attributable to Evolent Health, Inc.	$(25,589)	$(12,545)	$(103,908)	$(36,235)

(1) See Note 17 for amounts related to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine
	Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(106,287)	$(36,651)
Adjustments to reconcile net income (loss) to net cash and restricted cash provided by (used in) operating activities:
(Income) loss from equity method investees	6,187	2,787
(Gain) loss on disposal of assets	(9,600)	—
Change in fair value of contingent consideration and indemnification asset	(300)	(1,404)
Depreciation and amortization expenses	44,966	29,882
Amortization of deferred financing costs	6,954	688
Stock-based compensation expense	15,045	12,560
Deferred tax provision (benefit)	(188)	34
Amortization of contract cost assets	4,132	1,900
Non-cash interest income	(650)	—
Other	(25)	(111)
Changes in assets and liabilities, net of acquisitions:
Accounts receivables, net and contract assets	6,580	(11,001)
Prepaid expenses and other current and noncurrent assets	(1,491)	(15,393)
Contract cost assets	(14,982)	(4,568)
Accounts payable	(3,993)	6,451
Accrued liabilities	(20,661)	13,946
Accrued compensation and employee benefits	1,580	(7,059)
Deferred revenue	2,117	828
Reserves for claims and performance-based arrangements	15,478	10,338
ROU operating assets	(24,407)	—
Operating lease liabilities	28,547	—
Other long-term liabilities	(4,834)	1,090
Net cash and restricted cash provided by (used in) operating activities	(55,832)	4,317

Cash Flows from Investing Activities
Cash paid for asset acquisitions or business combinations	(8,575)	(11,552)
Customer advance for regulatory capital requirements	(46,400)	—
Principal repayment of implementation funding loan and regulatory capital requirements	5,400	14,000
Amount received from escrow in asset acquisition	—	500
Purchases of investments	(8,900)	—
Investments in and advances to equity method investees	(17,113)	(6,807)
Investments in internal-use software and purchases of property and equipment	(26,377)	(29,117)
Purchases of restricted investments	(495)	—
Maturities of restricted investments	—	8,043
Net cash and restricted cash provided by (used in) investing activities	(102,460)	(24,933)

Cash Flows from Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(22,781)	(17,344)
Amount received from escrow in asset acquisition	500	—
Deferred financing costs related to 2025 Notes	(607)	—
Proceeds from stock option exercises	997	10,588
Taxes withheld and paid for vesting of restricted stock units	(2,408)	(1,179)
Net cash and restricted cash provided by (used in) financing activities	(24,299)	(7,935)
Effect of exchange rate on cash and cash equivalents and restricted cash	19	35
Net increase (decrease) in cash and cash equivalents and restricted cash	(182,572)	(28,516)
Cash and cash equivalents and restricted cash as of beginning-of-period	388,325	295,363
Cash and cash equivalents and restricted cash as of end-of-period	$205,753	$266,847

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Three Months Ended September 30, 2019
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of June 30, 2019	83,815	$838	706	$7	$1,158,325	$(147)	$(28,345)	$16,078	$1,146,756

Stock-based compensation expense	—	—	—	—	3,352	—	—	—	3,352
Exercise of stock options	13	—	—	—	49	—	—	—	49
Restricted stock units vested, net of shares withheld for taxes	3	—	—	—	(3)	—	—	—	(3)
Share retirement	(5)	—	—	—	—	—	—	—	—
Shares issued for equity-method investments and asset acquisitions	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(68)	—	—	(68)
Net income (loss)	—	—	—	—	—	—	(25,521)	(217)	(25,738)
Reclassification of non-controlling interests	—	—	—	—	(27)	—	—	27	—

Balance as of September 30, 2019	83,826	$838	706	$7	$1,161,696	$(215)	$(53,866)	$15,888	$1,124,348

	For the Three Months Ended September 30, 2018
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of June 30, 2018	77,578	$776	766	$8	$961,472	$(148)	$79,125	$10,148	$1,051,381

Stock-based compensation expense	—	—	—	—	4,047	—	—	—	4,047
Exercise of stock options	808	7	—	—	5,888	—	—	—	5,895
Restricted stock units vested, net of shares withheld for taxes	6	1	—	—	(80)	—	—	—	(79)
Exchange of Class B common stock		—	—	—	—	—	—	—	—
Settlement of indemnification asset	—	—	—	—	—	—	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	(116)	—	—	(116)
Net income (loss)	—	—	—	—	—	—	(12,429)	(126)	(12,555)
Reclassification of non-controlling interests	—	—	—	—	14	—	—	(14)	—

Balance as of September 30, 2018	78,392	$784	766	$8	$971,341	$(264)	$66,696	$10,008	$1,048,573

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Nine Months Ended September 30, 2019
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$45,532	$1,189,356

Stock-based compensation expense	—	—	—	—	11,867	—	—	—	11,867
Exercise of stock options	116	1	—	—	996	—	—	—	997
Restricted stock units vested, net of shares withheld for taxes	284	3	—	—	(2,411)	—	—	—	(2,408)
Share retirement	(5)	—	—	—	—	—	—	—	—
Class A common stock issued for Passport earn-out	43	—	—	—	800	—	—	—	800
Amount attributable to NCI from 2019 business combination	—	—	—	—	—	—	—	6,500	6,500
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556
Exchange of Class B common stock	2,484	24	(2,484)	(24)	33,946	—	—	(33,946)	—
Foreign currency translation adjustment	—	—	—	—	—	(33)	—	—	(33)
Net income (loss)	—	—	—	—	—	—	(103,875)	(2,412)	(106,287)
Reclassification of non-controlling interests	—	—	—	—	(214)	—	—	214	—

Balance as of September 30, 2019	83,826	$838	706	$7	$1,161,696	$(215)	$(53,866)	$15,888	$1,124,348

	For the Nine Months Ended September 30, 2018
						Accum-
						ulated	Retained
						Other	Earnings
	Class A		Class B		Additional	Comprehensive	(Accum-	Non-	Total
	Common Stock		Common Stock		Paid-in	Income	ulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Interests	(Deficit)
Balance as of December 31, 2017	74,723	$747	2,654	$27	$924,153	$—	$85,952	$35,427	$1,046,306

Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	12,560	—	—	—	12,560
Exercise of stock options	1,574	16	—	—	10,572	—	—	—	10,588
Restricted stock units vested, net of shares withheld for taxes	207	2	—	—	(1,181)	—	—	—	(1,179)
Exchange of Class B common stock	1,888	19	(1,888)	(19)	25,334	—	—	(25,334)	—
Tax impact of Class B Exchanges	—	—	—	—	908	—	—	—	908
Settlement of indemnification asset	—	—	—	—	(1,004)	—	—	—	(1,004)
Foreign Currency Translation Adjustment	—	—	—	—	—	(264)	—	—	(264)
Net income (loss)	—	—	—	—	—	—	(35,971)	(680)	(36,651)
Reclassification of non-controlling interests	—	—	—	—	(1)	—	—	1	—

Balance as of September 30, 2018	78,392	$784	766	$8	$971,341	$(264)	$66,696	$10,008	$1,048,573

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

As of September 30, 2019, Evolent Health, Inc. owns 99.2% of Evolent Health LLC, holds 100% of the voting rights, is the sole managing member and controls its operations. Therefore, the financial results of Evolent Health LLC have been consolidated in the financial statements of Evolent Health, Inc.

Since its inception, the Company has incurred losses from operations. As of September 30, 2019, the Company had cash and cash equivalents of $96.7 million. The Company believes it has sufficient liquidity for the next 12 months as of the date the financial statements were available to be issued.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, contingent payments, allowance for doubtful accounts, depreciable lives of assets, impairment of long-lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and useful lives of intangible assets.

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

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. At the inception of any contract, the Company evaluates the agreement to determine whether the contract contains a lease. If the contract contains a lease, the Company then evaluates the term and whether the lease is an operating or finance lease. Most leases include one or more options to renew or may have a termination option. The Company determines whether these options are reasonably certain to be exercised at the inception of the lease. The rent expense is recognized on a straight-line basis in the consolidated statements of operations and comprehensive income (loss) over the terms of the respective leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of	As of
	September 30,	December 31,
	2019	2018
Collateral for letters of credit for facility leases (1)	$3,610	$3,710
Collateral with financial institutions (2)	5,737	34,142
Claims processing services (3)	99,658	122,439
Other	827	532
Total restricted cash and restricted investments	109,832	160,823

Current restricted investments	702	211
Current restricted cash	100,773	154,507
Total current restricted cash and restricted investments	101,475	154,718

Noncurrent restricted investments	111	607
Noncurrent restricted cash	8,246	5,498
Total noncurrent restricted cash and
restricted investments	$8,357	$6,105

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 9 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of September 30, 2019, and December 31, 2018, approximately $1.0 million and $31.2 million of the collateral amount was in a trust account and invested in a money market fund. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 16 for discussion of our fair value measurement and Note 9 for discussion of our risk-sharing arrangements. As of September 30, 2019, and December 31, 2018, approximately $4.7 million and $2.9 million, respectively, of the collateral amount was held in FDIC participating bank accounts, primarily related to letters of credit.
(3) Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	As of September 30,
	2019	2018
Cash and cash equivalents	$96,734	$221,837
Restricted cash and restricted investments	109,832	45,722
Restricted investments included in
restricted cash and restricted investments	(813)	(712)
Total cash and cash equivalents and restricted cash
shown in the consolidated statements of cash flows	$205,753	$266,847

Notes Receivable

Notes receivable are carried at the face amount of each note plus accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $40.0 million in the form of an advance for regulatory capital requirements (the “Passport Note”) under an agreement with Passport, a current customer, entered into during the second quarter of 2019. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of the surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. As of September 30, 2019, the outstanding principal balance of the Passport Note was $40.0 million, excluding approximately $0.7 million of accrued interest.

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

The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. Goodwill is assigned to the reporting unit that benefits from the synergies arising from the business combination. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded on the Company's consolidated statements of operations and comprehensive income (loss).

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level, which is consistent with the way management evaluates our business. The Company has four reporting units. Our annual goodwill impairment review occurs during the fourth quarter of each year. In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe that it is more likely than not that the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value estimate of the relevant reporting unit is greater than its carrying value, then the goodwill of the reporting unit is considered not impaired and no further action is required. If the fair value estimate of the relevant reporting unit is less than its carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in impairment of goodwill on our consolidated statements of operations and comprehensive income (loss).

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

Reserves for claims and performance-based arrangements

Reserves for claims and performance-based arrangements for our Services and True Health segments reflect estimates of payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed to NMHC under a reinsurance agreement as discussed further in Note 9. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

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

Investments in and advances to equity method investees

The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. Consolidated net income includes Evolent’s proportionate share of the net income or loss of these companies. Judgment regarding the level of influence over each equity method investment includes considering key factors such as ownership interest, representation on the board of directors or similar governing body, participation in policy-making decisions and material intercompany transactions.

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018.

3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, in order to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This update introduces a new standard on accounting for leases, including a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, which is intended to make targeted improvements to ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard using an effective date method rather than the earliest comparative period. The requirements of ASU 2018-11 are effective on the same date as the requirements of ASU 2016-02. We adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. Further, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $51.4 million and $47.4 million, respectively, on our consolidated balance sheet as of January 1, 2019. The standard had no impact on our results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Services Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the requirements of ASU 2018-15 effective January 1, 2019. There was no material impact to our consolidated balance sheets or results of operations as of or for the three and nine months ended September 30, 2019.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update). ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. The disclosure and presentation amendments included in ASU 2019-07, which were effective upon issuance of the standard and were to be applied prospectively, did not have a material impact on our consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 to add, remove, and clarify disclosure requirements related to fair value measurement disclosures. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption on our consolidated financial statements and related disclosures.

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

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years. Identifiable intangible assets associated with technology, corporate trade name and provider network contracts will be amortized on a straight-line basis over their preliminary estimated useful lives of 5, 10 and 5 years, respectively. The customer relationships are primarily attributable to long-term existing contracts with current customers. The technology consists of a clinical rules engine portal, data warehouse and claims system that New Century Health uses to provide services to its customers. The corporate trade name reflects the value that the New Century Health brand name carries in the market. The provider network contracts represent the established provider network that New Century Health relies on to provide services to its customers. The fair value of the intangible assets was determined using the income approach, the relief from royalty approach and the cost approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. The cost approach estimates the fair value of an asset by determining the amount that would be required currently to replace the service capacity of an asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to cross-selling opportunities and the acquired assembled workforce and was all allocated to the Services segment. Goodwill is considered to be an indefinite lived asset.

The merger was structured as a tax-free reorganization and therefore the Company received carryover basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes.

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed.

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

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed.

True Health is a separate segment, and its results of operations are provided in Note 18 - Segment Reporting.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma consolidated statements of operations presented below give effect to the New Century Health and True Health transactions as if they took place on January 1, 2017. The following pro forma information includes adjustments to:

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$220,143	$196,317	$609,858	$570,520
Net income (loss)	(25,738)	(27,982)	(106,287)	(53,294)
Net income (loss) attributable to non-controlling interests	(215)	(1,328)	(2,114)	(2,870)
Net income (loss) attributable to Evolent Health, Inc.	(25,523)	(26,654)	(104,173)	(50,423)

Net income (loss) per Common Share available to common shareholders
Basic and Diluted	$(0.30)	$(0.34)	$(1.27)	$(0.66)

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Services Revenue
Transformation services	$5,184	$9,230	$10,481	$23,950
Platform and operations services	170,999	116,226	461,886	335,509

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $83.8 million of transaction price to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2019. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 75% and 96% of these remaining performance obligations by December 31, 2020, and December 31, 2021, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less than this estimate and the timing of recognition may not be as expected.

Contract Balances

Contract balances consist of accounts receivable, contract assets and deferred revenue. Contract assets are recorded when the right to consideration for services is conditional on something other than the passage of time. Contract assets relating to unbilled receivables are transferred to accounts receivable when the right to consideration becomes unconditional. We classify contract assets as current or noncurrent based on the timing of our rights to the unconditional payments. Our contract assets are generally classified as current and recorded within “Contract assets” on our consolidated balance sheets. Our current accounts receivables are classified within “Accounts receivable, net” on our consolidated balance sheets and our noncurrent accounts receivable are classified within “Prepaid expenses and other noncurrent assets” on our consolidated balance sheets.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of	As of
	September 30,	December 31,
	2019	2018
Short-term receivables (1)	$72,486	$78,380
Long-term receivables (1)	400	6,550
Short-term contract assets	1,365	2,102
Long-term contract assets	1,245	961
Short-term deferred revenue	22,701	20,584
Long-term deferred revenue	169	1,502
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the nine months ended September 30, 2019, were as follows (in thousands):

Contract assets
Balance as of beginning-of-period	$3,063
Reclass to receivables, as the right
to consideration becomes unconditional	(1,830)
Contract assets recognized, net of
reclass to receivables	1,377
Balance as of end-of-period	$2,610

Deferred revenue
Balance as of beginning-of-period	$22,086
Reclass to revenue, as a result
of performance obligations satisfied	(15,852)
Cash received in advance of satisfaction
of performance obligations	16,636
Balance as of end-of-period	$22,870

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was $2.5 million and $2.4 million for the three and nine months ended September 30, 2019, respectively, due primarily to net gain share as well as other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as noncurrent assets and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Selling, general and administrative expenses” on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2019, and December 31, 2018, the Company had $4.3 million and $1.5 million of contract acquisition cost assets, net of accumulated amortization. The Company recorded amortization expense of $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

In our platform and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as noncurrent and recorded within “Contract cost assets” on our consolidated balance sheets. Amortization expense is recorded within “Cost of revenue” on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2019, and December 31, 2018, the Company had $25.7 million and $17.6 million of contract fulfillment cost assets, net of accumulated amortization. The Company recorded amortization expense of $1.1 million and

$3.7 million for the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of	As of
	September 30,	December 31,
	2019	2018
Computer hardware	$11,312	$10,421
Furniture and equipment	3,439	3,187
Internal-use software development costs	106,604	81,640
Leasehold improvements	10,450	10,118
Total property and equipment	131,805	105,366
Accumulated depreciation and amortization	(48,641)	(31,738)
Total property and equipment, net	$83,164	$73,628

The Company capitalized $8.1 million and $25.0 million of internal-use software development costs for the three and nine months ended September 30, 2019, respectively, and $7.0 million and $25.1 million for the three and nine months ended September 30, 2018, respectively. The net book value of capitalized internal-use software development costs was $74.3 million and $62.8 million as of September 30, 2019, and December 31, 2018, respectively.

Depreciation expense related to property and equipment was $6.0 million and $16.9 million for the three and nine months ended September 30, 2019, of which amortization expense related to capitalized internal-use software development costs was $4.9 million and $13.5 million, respectively. Depreciation expense related to property and equipment was $4.3 million and $11.8 million for the three and nine months ended September 30, 2018, of which amortization expense related to capitalized internal-use software development costs was $3.1 million and $8.5 million, respectively.

7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has four reporting units. Our annual goodwill impairment review occurs during the fourth quarter of each fiscal year. In interim periods between annual goodwill reviews, we also evaluate qualitative factors that could cause us to believe the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

During the second and third quarters of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the period from May to September decreased by 42.0% compared to the average closing price for the period from January to April. We considered whether the stock price decline represented a triggering event for interim goodwill impairment testing and determined that the decline in our stock price does not impact the medium-term and long-term projections of our cash flow generation and, accordingly, our estimates of the fair value of our reporting units. Therefore, we did not perform a quantitative goodwill assessment and no impairment was noted as of September 30, 2019. However, any long-term decline in stock price could result in future goodwill impairment charges. In the event that Passport is not awarded a contract under the RFP, our medium-term or long-term cash flow projections will be reduced and the decline in our stock price will be further prolonged, resulting in an impairment material to our results of operations.

The following tables summarize the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Nine Months Ended September 30, 2019
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$762,419	$5,705	$768,124
Goodwill Acquired	3,429	—	3,429
Measurement period adjustments (2)	350	—	350
Foreign currency translation	(16)	—	(16)
Balance as of end-of-period	$766,182	$5,705	$771,887

(1) Net of cumulative inception to date impairment of $160.6 million.
(2) Measurement period adjustments related to transactions completed during the fourth quarter of 2018.

	For the Year Ended December 31, 2018
	Services	True Health	Consolidated
Balance as of beginning-of-period (1)	$628,186	$—	$628,186
Goodwill Acquired (2)	134,343	5,826	140,169
Measurement period adjustments (3)	4	(121)	(117)
Foreign currency translation (4)	(114)	—	(114)
Balance as of end-of-period	$762,419	$5,705	$768,124

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

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of September 30, 2019
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	14.4	$23,300	$4,546	$18,754
Customer relationships	17.1	291,519	40,859	250,660
Technology	2.2	82,922	45,260	37,662
Below market lease, net	3.4	4,097	3,148	949
Provider network contracts	3.9	11,900	2,725	9,175
Total		$413,738	$96,538	$317,200

	As of December 31, 2018
	Weighted-
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Value
Corporate trade name	15.2	$23,300	$3,511	$19,789
Customer relationships	18.1	281,219	29,184	252,035
Technology	3.0	82,922	31,764	51,158
Below market lease, net	4.0	4,097	3,003	1,094
Provider network contracts	4.6	11,900	940	10,960
Total		$403,438	$68,402	$335,036

Amortization expense related to intangible assets was $9.4 million and $28.1 million for the three and nine months ended September 30, 2019, respectively, and $6.1 million and $18.0 million for the three and nine months ended September 30, 2018, respectively.

Future estimated amortization of intangible assets (in thousands) as of September 30, 2019, is as follows:

2019	$9,388
2020	33,309
2021	29,173
2022	25,292
2023	22,528
Thereafter	197,510
Total	$317,200

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the nine months ended September 30, 2019, that would require an impairment test for our intangible assets.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million and $1.9 million related to the 2025 Notes for the three and nine months ended September 30, 2019, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $5.9 million are also allocated to the debt and equity components in proportion to the allocation of proceeds. Of the $5.9 million in issuance costs, $3.4 million of issuance costs is allocated to the debt component which, along with the equity component of $71.8 million, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the three and nine months ended September 30, 2019, the Company recorded $2.1 million and $6.2 million, respectively, in non-cash interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. For the three and nine months ended September 30, 2019, and 2018, the Company recorded approximately $0.6 million and $1.9 million, of interest expense, respectively. For the three and nine months ended September 30, 2019, and September 30, 2018, the Company recorded $0.2 million and $0.7 million of non-cash interest expense related to the amortization of deferred financing costs, respectively.

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

Convertible Senior Notes Carrying Value

The 2025 Notes and 2021 Notes are recorded on our accompanying unaudited interim consolidated balance sheets at their net carrying values of $105.0 million and $123.0 million, respectively, as of September 30, 2019. However, the 2025 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair values as of September 30, 2019, were $111.7 million and $110.1 million, respectively, based on traded prices on September 27, 2019, and September 25, 2019, respectively, which are Level 2 inputs. The fair values of the 2025 Notes and 2021 Notes as of December 31, 2018, were $158.8 million and $133.6 million, respectively, based on traded prices on December 28, 2018, and December 26, 2018, respectively, which are Level 2 inputs. The 2025 Notes and 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term debt (in thousands):

	As of	As of
	September 30,	December 31,
	2019	2018
2025 Notes
Carrying value	$104,989	$98,730
Unamortized debt discount and
issuance costs allocated to debt	67,511	73,770
Principal amount	$172,500	$172,500
Remaining amortization period (years)	6.0	6.8

2021 Notes
Carrying value	$123,007	$122,311
Unamortized issuance costs	1,993	2,689
Principal amount	$125,000	$125,000
Remaining amortization period (years)	2.2	2.9

9. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $4.0 million and $11.0 million as of September 30, 2019, and December 31, 2018, respectively, in accordance with the Company’s contribution and other agreements with certain equity-method investees. These obligations are outside of the Company’s control and payment could be requested during 2019.

Letter of Credit

During the third quarter of 2019, the Company established an irrevocable standby letter of credit with a bank for $1.8 million for the benefit of a regulatory authority and, as such, held $1.8 million in restricted cash and restricted investments as collateral as of September 30, 2019. The letter of credit expires on December 31, 2020 and is automatically extended without amendment for additional one-year periods from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit was effective from September 30, 2017, through June 30, 2019, and carried a quarterly facility rental fee of 0.8% per annum on the amount of the outstanding balance. The letter of credit terminated on June 30, 2019. The letter of credit was presented at the face amount plus accrued facility rental fee, less received payments. There was no outstanding balance related to this letter of credit as of December 31, 2018.

Lease Commitments

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. In connection with certain office space lease agreements, the Company is required to maintain $3.6 million in letters of credit and, as such, held $3.6 million in restricted cash and restricted investments as collateral for the letters of credit as of September 30, 2019. Refer to Note 10 for additional discussion regarding leases.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act of 1933, as amended, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our Investor Stockholders for the three and nine months ended September 30, 2019 and 2018.

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

The Company will pay certain costs and expenses, other than any underwriting discounts and commissions, in connection with the relevant resale registration statement. We did not incur any material expenses related to the resale registration statement during the three and nine months ended September 30, 2019.

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, Evolent maintained letters of credit of $1.0 million and $34.1 million as of September 30, 2019 and December 31, 2018, respectively, to secure potential losses related to insurance services. These amounts are in excess of our actuarial assessment of loss.

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

The following table summarizes premiums and claims assumed under the reinsurance agreement for the nine months ended September 30, 2019 (in thousands):

Reinsurance premiums assumed	$71,698
Claims assumed	61,655
Claims-related administrative expenses	12,069
Increase (decrease) in reserves for claims and performance-based arrangements
attributable to the Reinsurance Agreement	2,026
Reserves for claims and performance-based arrangements attributable to the
Reinsurance Agreement at the beginning of the period	1,243
Reinsurance payments	2,057
(Receivables) Payables for claims and performance-based arrangements
attributable to the Reinsurance Agreement at the end of the period	$1,212

During the third quarter of 2019, the Company terminated the reinsurance agreement with NMHC effective in the fourth quarter of 2019, approximately one and a half months prior to its scheduled end. During 2020, True Health plans to launch a product on the individual exchange.

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

On August 8, 2019, a shareholder of the Company filed a putative class action complaint against the Company, Frank Williams and Nicholas McGrane. The case, captioned Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, and Nicholas McGrane, was filed in the United States District Court, Eastern District of Virginia, Alexandria Division. The complaint seeks unspecified remedies under the Securities Exchange Act of 1934. Based on our preliminary review, the Company believes the case is without merit and intends to vigorously defend against these claims. The Company expects that the court will soon appoint a lead plaintiff and set a schedule for the filing of the consolidated complaint and the Company’s response to that complaint. The outcome of any litigation is uncertain, and at this early stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

The Company is not aware of any other legal proceedings or claims as of September 30, 2019, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2019, approximately 98.0% of our $205.8 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 1.5% were held in money market funds and 0.5% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes those partners who represented at least 10.0% of our trade accounts receivable for the periods presented:

	As of	As of
	September 30,	December 31,
	2019	2018
Customer C	31.9%	23.3%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our revenue for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer A	11.4%	*	12.8%	*
Customer B	22.2%	18.8%	16.4%	18.9%

* Represents less than 10.0% of the respective balance.

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

The following table summarizes the components of our lease expense (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$3,288	$10,407
Variable lease cost	929	3,505
Total lease cost	$4,217	$13,912

As discussed in Note 3, the Company adopted ASU 2016-02 effective January 1, 2019, which resulted in accounting for leases under ASC 842. Prior to the adoption, we accounted for leases under ASC 840. In accordance with ASC 840, rent expense, net of sublease income, on operating leases was $3.3 million and $10.1 million for the three and nine months ended September 30, 2018, respectively.

Maturity of lease liabilities (in thousands) as of September 30, 2019, is as follows:

Operating lease
expense (1)
2019	$2,240
2020	10,638
2021	10,825
2022	9,702
2023	9,617
2024 and thereafter	61,630
Total lease payments	104,652
Less:
Interest	28,702
Present value of lease liabilities	75,950

(1) We have additional operating lease agreements for office space that have not yet commenced as of September 30, 2019. The minimum lease payments for those leases are $8.6 million and the leases will commence throughout the remainder of 2019.

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

As of
September 30,
2019
Weighted average discount rate	6.25%
Weighted average remaining lease term	9.8

11. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(25,738)	$(12,555)	$(106,287)	$(36,651)
Less:
Net income (loss) attributable to non-controlling interests	(217)	(126)	(2,412)	(680)
Net income (loss) available for common shareholders (1) (2)	$(25,521)	$(12,429)	$(103,875)	$(35,971)

Weighted-average common shares outstanding (2) (3)	83,819	77,999	81,831	76,871

Earnings (Loss) per Common Share
Basic	$(0.30)	$(0.16)	$(1.27)	$(0.47)
Diluted	(0.30)	(0.16)	(1.27)	(0.47)

(1)	For periods of net loss, net income (loss) available for common shareholders is the same for both basic and diluted purposes.

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

(3)	For periods of net loss, shares used in the earnings (loss) per common share calculation represent basic shares as using diluted shares would be anti-dilutive.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Exchangeable Class B common stock	706	766	1,650	1,251
Restricted stock units ("RSUs"), performance-based RSUs
and leveraged stock units ("LSUs")	548	1,197	857	923
Stock options and performance-based stock options	834	2,698	1,427	2,486
Convertible senior notes	10,361	5,201	10,361	5,201
Total	12,449	9,862	14,295	9,861

12. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Award Type
Stock options	$223	$2,139	$2,486	$7,009
Performance-based stock options	112	113	334	334
RSUs	2,280	1,795	7,340	5,217
Performance-based RSUs	2,406	—	3,178	—
LSUs	737	—	1,707	—
Total	$5,758	$4,047	$15,045	$12,560

Line Item
Cost of revenue	$1,597	$376	$3,279	$1,130
Selling, general and
administrative expenses	4,161	3,671	11,766	11,430
Total	$5,758	$4,047	$15,045	$12,560

No stock-based compensation in the totals above was capitalized as software development costs for the three and nine months ended September 30, 2019 and 2018, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	38	3	437	1,054
RSUs	212	18	730	857
Performance-based RSUs	903	—	903	—
LSUs	—	—	720	—

In August 2019, in connection with the settlement of the earn-out payable to the former employees of New Century Health, the Company canceled outstanding restricted stock units held by the former employees of New Century Health and issued new restricted stock units with modified performance conditions. No other changes to the original grant terms were made. In accordance with ASC Topic 718, Share Based Payments, canceled equity award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the canceled award. The modification was treated as a Type 1 modification, as the awards were expected to vest under the original terms. Incremental compensation cost of $4.7 million was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified and will be recorded over the remaining requisite service period.

13. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year. Provision (benefit) for income tax (in thousands) and effective tax rates for the three and nine months ended September 30, 2019 and September 30, 2018, were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Provision (benefit) for income taxes	$(849)	$135	$53	$29
Effective tax rate	3.2%	(0.9)%	(0.1)%	(0.1)%

The Company recorded a provision for income taxes of less than $0.1 million on a pre-tax loss from continuing operations of approximately $106.2 million for the nine months ended September 30, 2019, which resulted in a tax rate of approximately (0.1)%~~.~~ This tax rate is based on an estimated annual effective tax rate of 1.7%. Comparatively, the Company recorded a tax expense for income taxes of less than $0.1 million on a pre-tax loss from continuing operations of approximately $36.6 million for the nine months ended September 30, 2018, which resulted in a tax rate of approximately (0.1)%.

The difference between our effective tax rate and our statutory rate is primarily due to the $2.0 million income tax expense recorded as a discrete item in the second quarter of 2019 in connection with the non-cash gain on disposal of assets related to True Health Indiana, as well as certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment, employee compensation and other permanent nondeductible expenses. Furthermore, as of September 30, 2019, with the exception of our corporate subsidiaries, the Company maintained a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite-lived components as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As of December 31, 2018, the Company had unrecognized tax benefits of $0.9 million that, if recognized, would not affect the effective tax rate. As of September 30, 2019, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

14. Investments in and Advances to Equity Method Investees

The Company has entered into joint venture agreements with various entities. On May 24, 2019, we completed the acquisition of approximately a 43% ownership interest in Momentum Health Group, LLC (“MHG”), the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets in the form of True Health Indiana, Inc., the Company’s Medicare Advantage line of business, including the provider contracts, to GlobalHealth. The Company recognized $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability fair valued at $5.9 million at the time of the transaction. At the time of the transaction, our economic interest in GlobalHealth was approximately 43% and our voting interest was approximately 29%.

As of September 30, 2019, the Company’s economic and voting interests in its joint venture arrangements ranged between 4% and 43%. As of December 31, 2018, the Company’s economic and voting interests in these entities ranged between 4% and 40%. The Company determined that it has significant influence over these entities, but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $3.9 million and $6.2 million for the three and nine months ended September 30, 2019, respectively, and $1.4 million and $2.8 million for the three and nine months ended September 30, 2018, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements was $11.8 million and $29.9 million for the three and nine months ended September 30, 2019, respectively, and $5.1 million and $5.9 million for the three and nine months ended September 30, 2018, respectively.

15. Non-controlling Interests

As discussed in Note 1, Evolent Health, Inc. does not own 100% of the economic interests of Evolent Health LLC. The Company’s ownership percentage changes with the issuance of Class A common stock and Class B Exchanges. Following is a description of events that resulted in changes to the Company’s ownership percentage during the nine months ended September 30, 2019 and the year ended December 31, 2018.

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

As of September 30, 2019, and December 31, 2018, we owned 99.2% and 96.1%, respectively, of the economic interests in Evolent Health LLC. See Note 4 for further discussion of our business combinations and securities offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Non-controlling interests as of beginning-of-period	$16,078	$10,148	$45,532	$35,427
Cumulative-effect adjustment from adoption of new accounting principle	—	—	—	594
Decrease in non-controlling interests as a result of Class B Exchanges	—	—	(33,946)	(25,334)
Amount attributable to NCI from 2019 business combination	—	—	6,500	—
Net income (loss) attributable to non-controlling interests	(217)	(126)	(2,412)	(680)
Reclassification of non-controlling interests	27	(14)	214	1
Non-controlling interests as of end-of-period	$15,888	$10,008	$15,888	$10,008

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$3,175	$—	$—	$3,175
Restricted cash and restricted investments (1)	2	—	—	2
Total	$3,177	$—	$—	$3,177

Liabilities
Contingent consideration (2)	—	—	13,600	13,600

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$11,391	$—	$—	$11,391
Restricted cash and restricted investments (1)	31,226	—	—	31,226
Total	$42,617	$—	$—	$42,617

Liabilities
Contingent consideration (2)	—	—	8,800	8,800
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of September 30, 2019, and December 31, 2018, as presented in the tables above.
(2) Represents the contingent earn-out consideration related to the University Health Care, Inc. d/b/a Passport Health Plan (“Passport”) and the New Century Health acquisitions, as well as contingent consideration for the GlobalHealth transaction, as described below. As of September 30, 2019, $3.7 million was attributable to Passport, $3.2 million was attributable to New Century Health, and $6.7 million was attributable to GlobalHealth. As of December 31, 2018, $5.6 million was attributable to Passport and $3.2 million was attributable to New Century Health.
The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and nine month periods ended September 30, 2019 and 2018, respectively.
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

The GlobalHealth transaction includes a provision for additional consideration contingent upon the Company’s future share price. The fair value of the contingent consideration was estimated based on the closing market price of the common stock for a one-year look-back. The significant unobservable input used in the fair value measurement of GlobalHealth contingent consideration is the stock price volatility. A significant decrease in the stock price, would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning-of-period	$14,100	$8,200	$8,800	$8,700
Additions(1)	—	—	5,900	—
Settlements	—	—	(800)	—
Realized and unrealized (gains) losses, net	(500)	100	(300)	(400)
Balance as of end-of-period	$13,600	$8,300	$13,600	$8,300

(1) Addition is related to the GlobalHealth transaction.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	As of September 30, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$3,700	Real options approach	Risk-adjusted recurring revenue CAGR	93.9%	(1)
			Discount rate	4.8% - 5.3%

New Century Health
contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(2)
			Risk-neutral probability meets earn-out cap	24.0%	(2)

GlobalHealth
contingent consideration	$6,700	Monte Carlo simulation	Stock price volatility	60%	(3)

	As of December 31, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent
consideration	$5,600	Real options approach	Risk-adjusted recurring revenue CAGR	103.9%	(1)
			Discount rate	5.5% - 6.5%

New Century Health
contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(2)
			Risk-neutral probability meets earn-out cap	24.0%	(2)

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

(3)	Equity volatility based on Evolent’s daily stock price returns for a one-year look-back period. The large one-day stock price drop on May 29, 2019, was excluded from the volatility calculation.

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

As discussed in Note 14, the Company has economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenue related to these services agreements was $11.8 million and $29.9 million for the three and nine months ended September 30, 2019, respectively, and $5.1 million and $5.9 million for the three and nine months ended September 30, 2018, respectively.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Transformation services	$2,100	$5,332	$3,300	$6,112
Platform and operations services	15,143	12,180	44,961	27,072
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	8,467	2,390	22,954	6,842
Selling, general and administrative expenses	229	241	772	620

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

The following tables present our segment information (in thousands):

			Intersegment
	Services	True Health	Eliminations	Consolidated
Revenue
Three Months Ended September 30, 2019
Services:
Transformation services	$5,184	$—	$—	$5,184
Platform and operations	174,688	—	(3,250)	171,438
Services revenue	179,872	—	(3,250)	176,622
True Health:
Premiums	—	43,765	(244)	43,521
Total revenue	$179,872	$43,765	$(3,494)	$220,143

Three Months Ended September 30, 2018
Services:
Transformation services	$9,230	$—	$—	$9,230
Platform and operations	121,631	—	(3,537)	118,094
Services revenue	130,861	—	(3,537)	127,324
True Health:
Premiums	—	22,829	(206)	22,623
Total revenue	$130,861	$22,829	$(3,743)	$149,947

			Segments
	Services	True Health	Total
Three Months Ended September 30, 2019
Adjusted EBITDA	$3,139	$194	$3,333

Three Months Ended September 30, 2018
Adjusted EBITDA	$4,065	$732	$4,797

			Intersegment
	Services	True Health	Eliminations	Consolidated
Revenue
Nine Months Ended September 30, 2019
Services:
Transformation services	$10,481	$—	$—	$10,481
Platform and operations	472,638	—	(9,386)	463,252
Services revenue	483,119	—	(9,386)	473,733
True Health:
Premiums	—	136,905	(780)	136,125
Total revenue	$483,119	$136,905	$(10,166)	$609,858

Nine Months Ended September 30, 2018
Services:
Transformation services	$23,950	$—	$—	$23,950
Platform and operations	352,207	—	(10,949)	341,258
Services revenue	376,157	—	(10,949)	365,208
True Health:
Premiums	—	69,353	(602)	68,751
Total revenue	$376,157	$69,353	$(11,551)	$433,959

			Segments
	Services	True Health	Total
Nine Months Ended September 30, 2019
Adjusted EBITDA	$(21,157)	$2,038	$(19,119)

Nine Months Ended September 30, 2018
Adjusted EBITDA	$16,674	$921	$17,595

The following table presents our reconciliation of segments total Adjusted EBITDA to net income (loss) attributable to Evolent Health, Inc. (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income (Loss) Attributable to
Evolent Health, Inc.	$(25,521)	$(12,429)	$(103,875)	$(35,971)
Less:
Interest income	1,124	968	3,026	2,918
Interest expense	(3,630)	(853)	(10,812)	(2,561)
(Provision) benefit for income taxes	849	(135)	(53)	(29)
Depreciation and amortization expenses	(15,408)	(10,352)	(44,966)	(29,882)
Income (loss) from equity method investees	(3,859)	(1,381)	(6,187)	(2,787)
Gain (loss) on disposal of assets	—	—	9,600	—
Change in fair value of contingent consideration
and indemnification asset	500	(100)	300	1,404
Other income (expense), net	(84)	(124)	(244)	(64)
Net (income) loss attributable to
non-controlling interests	217	126	2,412	680
ASC 606 transition adjustments	—	—	—	(4,498)
Purchase accounting adjustments	(165)	(214)	(926)	(647)
Stock-based compensation expense	(5,758)	(4,047)	(15,045)	(12,560)
Severance costs	(307)	—	(14,790)	(1,489)
Amortization of contract cost assets	(1,061)	(658)	(2,613)	(1,797)
Transaction costs	(1,272)	(456)	(4,458)	(2,254)
Adjusted EBITDA	$3,333	$4,797	$(19,119)	$17,595

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

The Company’s policy for reserves related to its specialty care management services and True Health is to use historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The

Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Nine Months Ended September 30,
	2019			2018
	Services (1)	True Health	Consolidated	Services (1)	True Health	Consolidated
Beginning balance	$17,715	$9,880	$27,595	$—	$—	$—
Incurred costs related to:
Current year	165,581	108,881	274,462	—	52,169	52,169
Prior years	(335)	(237)	(572)	—	—	—
Total incurred	165,246	108,644	273,890	—	52,169	52,169
Paid costs related to:
Current year	138,491	43,191	181,682	—	41,831	41,831
Prior years	8,131	8,217	16,348	—	—	—
Total paid	146,622	51,408	198,030	—	41,831	41,831
Other adjustments (2)	(753)	(59,629)	(60,382)	—	—	—
Change during the year	17,871	(2,393)	15,478	—	10,338	10,338
Ending balance	$35,586	$7,487	$43,073	$—	$10,338	$10,338

(1) Costs related to the Company’s capitation arrangement as well as costs incurred to provide specialty care management services are recorded within cost of revenue in our consolidated statements of operations and comprehensive income (loss).
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

20. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of the periods indicated below (in thousands) were as follows:

	As of September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury bills	$12,257	$361	$—	$12,618
Corporate bonds	1,704	76	—	1,780
Other CMOs	4,353	59	13	4,399
Yankees	596	39	—	635
Total investments	$18,910	$535	$13	$19,432

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury bills	$7,982	$120	$—	$8,102
Corporate bonds	887	17	—	904
Other CMOs	545	6	—	551
Yankees	596	11	—	607
Total investments	$10,010	$154	$—	$10,164

The amortized cost and fair value of our investments by contractual maturities as of the periods indicated below (in thousands) were as follows:

	As of September 30, 2019		As of December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,815	$3,827	$—	$—
Due after one year through five years	15,095	15,605	9,666	9,813
Due after five years through ten years	—	—	344	351
Total	$18,910	$19,432	$10,010	$10,164

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

There were no securities held in an unrealized loss position for more than twelve months as of September 30, 2019. There were no securities held in an unrealized loss position as of December 31, 2018. The Company held the following securities (in thousands) in an unrealized loss position for less than twelve months as of September 30, 2019, and expects to recover the entire cost basis of security:

	As of September 30, 2019
	Number of	Fair	Unrealized
	Securities	Value	Losses
Other CMOs	2	$1,089	$13

21. Supplemental Cash Flow Information

The following represents supplemental disclosure of cash flow information and non-cash investing and financing activities (in thousands):

	For the Nine
	Months Ended
	September 30,
	2019	2018
Supplemental disclosure of cash flow information
Operating cash flows from operating leases	$9,378	$—
Leased assets obtained in exchange for new operating lease liabilities	31,661	—

Non-cash investing and financing activities
Accrued property and equipment purchases	$234	$501
Class A common stock issued for payment of Passport earn-out	800	—
Class A common stock issued in connection with business
combinations and asset acquisitions	23,556	—
Increase to goodwill from measurement period adjustments
related to business combinations	350	4
Consideration for asset acquisitions or business combinations	16,000	500
Settlement of escrow related to asset acquisition	—	2,519
Settlement of indemnification asset	—	1,004
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	33,946	25,334
Decrease in deferred tax liability as a result of securities offerings	—	908

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

Transactions

GlobalHealth

On May 24, 2019, we completed the acquisition of approximately a 43% ownership interest in Momentum Health Group, LLC (“MHG”), the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets in the form of True Health Indiana, Inc., the Company’s Medicare Advantage line of business, including the provider contracts, to GlobalHealth. The Company recognized a $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability of $6.7 million related to the transaction. At the time of the transaction, our economic interest in GlobalHealth was approximately 43% and our voting interest was approximately 29%. Pursuant to a security holders’ agreement among MHG and certain equity holders of MHG party thereto, we hold customary governance rights in MHG for a minority investor, including the right to appoint two of seven directors to MHG’s board of directors.

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

We are currently evaluating the accounting treatment for the Passport transactions.

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

As of September 30, 2019, our Services business had over 35 operating partners, and a significant portion of our revenue is concentrated with one partner. For the nine months ended September 30, 2019, and the year ended December 31, 2018, our revenue from Passport accounted for 16.4% and 17.5% of our total revenue, respectively, and our receivables from Passport accounted for 2.8% and 6.9% of our accounts receivable as of September 30, 2019, and December 31, 2018, respectively. We expect the outcome of the RFP to have a material impact on our revenue from our management services agreement with Passport beyond the current contract period. In the event that Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport subsequent to June 30, 2020, and the value of our pending investment in Passport will be negatively impacted.

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

True Health’s largest partner, New Mexico Health Connections, comprised 12.8% of our revenue for the nine months ended September 30, 2019.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities, including through acquisitions and other investments. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. In the event that Passport is not awarded a contract under the RFP, our medium-term or long-term cash flow projections will be reduced and the decline in our stock price will be further prolonged, resulting in an impairment material to our results of operations.

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

Evolent Health, Inc. Consolidated Results

	For the Three				For the Nine
	Months Ended		Change Over		Months Ended		Change Over
	September 30,		Prior Period		September 30,		Prior Period
(in thousands)	2019	2018	$	%	2019	2018	$	%
Revenue
Services:
Transformation services	$5,184	$9,230	$(4,046)	(43.8)%	$10,481	$23,950	$(13,469)	(56.2)%
Platform and operations services	171,438	118,094	53,344	45.2%	463,252	341,258	121,994	35.7%
Total Services	176,622	127,324	49,298	38.7%	473,733	365,208	108,525	29.7%
True Health:
Premiums	43,521	22,623	20,898	92.4%	136,125	68,751	67,374	98.0%
Total revenue	220,143	149,947	70,196	46.8%	609,858	433,959	175,899	40.5%

Expenses
Cost of revenue (exclusive of
depreciation and amortization
expenses presented separately below)	131,763	73,967	57,796	78.1%	357,587	214,945	142,642	66.4%
Claims expenses	34,802	16,992	17,810	104.8%	108,644	52,169	56,475	108.3%
Selling, general and
administrative expenses	58,808	59,566	(758)	(1.3)%	200,578	172,495	28,083	16.3%
Depreciation and amortization expenses	15,408	10,352	5,056	48.8%	44,966	29,882	15,084	50.5%
(Gain) loss on disposal of assets	—	—	—	—%	(9,600)	—	(9,600)	—%
Change in fair value of contingent
consideration and indemnification asset	(500)	100	(600)	N/A	(300)	(1,404)	1,104	(78.6)%
Total operating expenses	240,281	160,977	79,304	49.3%	701,875	468,087	233,788	49.9%
Operating income (loss)	$(20,138)	$(11,030)	$(9,108)	(82.6)%	$(92,017)	$(34,128)	$(57,889)	(169.6)%

Transformation services revenue as
a % of total revenue	2.4%	6.2%			1.7%	5.5%
Platform and operations services
revenue as a % of total revenue	77.9%	78.8%			76.0%	78.6%
Premiums as a
% of total revenue	19.8%	15.1%			22.3%	15.8%
Cost of revenue as a %
of Services revenue	74.6%	58.1%			75.5%	58.9%
Claims expenses as a
% of premiums	80.0%	75.1%			79.8%	75.9%
Selling, general and administrative
expenses as a % of total revenue	26.7%	39.7%			32.9%	39.7%

Comparison of the Operating Results for the Three Months Ended September 30, 2019 to 2018

Revenue

Total revenue increased by $70.2 million, or 46.8%, to $220.1 million for the three months ended September 30, 2019, as compared to the same period in 2018.

Transformation services revenue decreased by $4.0 million, or 43.8%, to $5.2 million for the three months ended September 30, 2019, as compared to the same period in 2018, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to decrease as a percentage of total revenue. Transformation services revenue accounted for 2.4% and 6.2% of our total revenue for the three months ended September 30, 2019, and 2018, respectively.

Platform and operations services revenue accounted for 77.9% and 78.8% of our total revenue for the three months ended September 30, 2019 and 2018, respectively. Platform and operations services revenue increased by $53.3 million, or 45.2%, to $171.4 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily as a result of additional revenue from our acquisition of New Century Health during the fourth quarter of 2018, new partner additions, cross-sell, an increase in our average PMPM fee and an aggregate enrollment growth of 16.3% in lives on platform. Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. We ended the quarter with over 35 operating partners compared to over 30 as of September 30, 2018.

Premiums increased by $20.9 million, or 92.4%, to $43.5 million, for the three months ended September 30, 2019, as compared to the same period in 2018. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC cedes 90% of its gross premiums to the Company and the Company indemnifies NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further discussion of the reinsurance agreement. Premiums accounted for 19.8% and 15.1% of our total revenue for the three months ended September 30, 2019, and 2018, respectively. Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC. As a result, we expect future premiums revenue to decrease as a percentage of total revenue.

Cost of Revenue

Cost of revenue increased by $57.8 million, or 78.1%, to $131.8 million for the three months ended September 30, 2019, as compared to the same period in 2018. Cost of revenue increased by approximately $71.2 million period over period as a result of business combinations completed in the fourth quarter of 2018 and additional payments related to performance-based arrangements. The increase was partially offset by a decrease in our professional fees of $2.7 million, due to the nature and timing of our projects, and a decrease of $10.7 million in our technology services, TPA fees, personnel costs and other costs period over period. Approximately $1.6 million and $0.4 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. Cost of revenue represented 74.6% and 58.1% of total Services revenue for the three months ended September 30, 2019 and 2018, respectively. Our cost of revenue as a percent of total Services revenue increased year over year as a result of the New Century Health acquisition. Going forward, we expect it to decline as we achieve additional scale and efficiencies, subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment increased by $17.8 million, or 104.8%, to $34.8 million for the three months ended September 30, 2019, as compared to the same period in 2018. Claims expenses consist of claims paid during the period and the change in reserve for incurred but unreported claims. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Claims expenses represented 80.0% and 75.1% of premiums for the three months ended September 30, 2019 and 2018, respectively. We expect future claims expenses to remain relatively consistent as a percentage of premiums revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.8 million, or 1.3%, to $58.8 million for the three months ended September 30, 2019, as compared to the same period in 2018. Personnel costs decreased by $1.9 million due to reduction in employee headcount. Approximately $4.2 million and $3.7 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. Lease costs increased by $1.1 million period over period, as a result of the growing customer base and service offerings. Ceded expenses under the reinsurance agreement were $3.8 million for the three months ended September 30, 2019, as compared to zero in the prior period. Our professional fees and other costs decreased by $2.9 million and $1.3 million, respectively, and legal fees increased by $0.4 million, due to the nature and timing of our projects. One-time transaction, transition and severance costs accounted for approximately $1.5 million and $0.5 million of total selling, general and administrative expenses for the three months ended September 30, 2019 and 2018, respectively. Selling, general and administrative expenses represented 26.7% and 39.7% of total revenue for the three months ended September 30, 2019 and 2018, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $5.1 million, or 48.8%, to $15.4 million for the three months ended September 30, 2019, as compared to the same period in 2018. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the third quarter of 2018 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Change in fair value of contingent consideration and indemnification asset

We recorded a gain from change in fair value of contingent consideration and indemnification asset of $0.5 million for the three months ended September 30, 2019, as compared to a loss of $0.1 million for the same period in 2018. This variance is the result of changes in the fair values of mark-to-market contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Comparison of the Operating Results for the Nine Months Ended September 30, 2019 to 2018

Revenue

Total revenue increased by $175.9 million, or 40.5%, to $609.9 million for the nine months ended September 30, 2019, as compared to the same period in 2018.

Transformation services revenue decreased by $13.5 million, or 56.2%, to $10.5 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to decrease as a percentage of total revenue. Transformation services revenue accounted for 1.7% and 5.5% of our total revenue for the nine months ended September 30, 2019, and 2018, respectively.

Platform and operations services revenue accounted for 76.0% and 78.6% of our total revenue for the nine months ended September 30, 2019 and 2018, respectively. Platform and operations services revenue increased by $122.0 million, or 35.7%, to $463.3 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily as a result of additional revenue from our acquisition of New Century Health during the fourth quarter of 2018, new partner additions, cross-sell, an increase in our average PMPM fee and an aggregate enrollment growth of 16.3% in lives on platform. Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. We ended the quarter with over 35 operating partners compared to over 30 as of September 30, 2018.

Premiums increased by $67.4 million, or 98.0%, to $136.1 million, for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC cedes 90% of its gross premiums to the Company and the Company indemnifies NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further discussion of the reinsurance agreement. Premiums accounted for 22.3% and 15.8% of our total revenue for the nine months ended September 30, 2019, and 2018, respectively. During the third quarter of 2019, the Company terminated the reinsurance agreement with NMHC effective in the fourth quarter of 2019, approximately one and a half months prior to its scheduled end. As a result, we expect future premiums revenue to decrease as a percentage of total revenue.

Cost of Revenue

Cost of revenue increased by $142.6 million, or 66.4%, to $357.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018. Cost of revenue increased by approximately $168.9 million period over period as a result of business combinations completed during 2018, additional payments related to performance-based arrangements and increased personnel costs to support our growing customer base and service offerings. Approximately $3.3 million and $1.1 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. The increase was partially offset by a decrease in our professional fees of $5.3 million, due to the nature and timing of our projects, and a decrease in our technology services, TPA fees and other costs of $21.0 million period over period. Cost of revenue represented 75.5% and

58.9% of total Services revenue for the nine months ended September 30, 2019 and 2018, respectively. Our cost of revenue as a percent of total Services revenue increased year over year as a result of the New Century Health acquisition. Going forward, we expect it to decline as we achieve additional scale and efficiencies, subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment increased by $56.5 million, or 108.3%, to $108.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018. Claims expenses consist of claims paid during the period and the change in reserve for incurred but unreported claims. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Claims expenses represented 79.8% and 75.9% of premiums for the nine months ended September 30, 2019 and 2018, respectively. We expect future claims expenses to remain relatively consistent as a percentage of premiums revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.1 million, or 16.3%, to $200.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018. During the nine months ended September 30, 2019, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed in 2018. Technology costs, personnel costs and lease costs increased by $2.6 million, $14.0 million and $3.8 million, respectively, period over period, as a result of the growing customer base and service offerings. Approximately $11.8 million and $11.4 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. Ceded expenses under the reinsurance agreement were $12.1 million for the nine months ended September 30, 2019, as compared to zero in the prior period. Our professional fees and other costs decreased by $4.3 million and $0.7 million, respectively, while legal fees increased by $0.6 million, due to the nature and timing of our projects. One-time transaction, transition and severance costs accounted for approximately $19.1 million and $3.2 million of total selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively. Selling, general and administrative expenses represented 32.9% and 39.7% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $15.1 million, or 50.5%, to $45.0 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions subsequent to the third quarter of 2018 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

(Gain) loss on disposal of assets

On May 24, 2019, the Company entered into a joint venture arrangement in respect of GlobalHealth. The Company determined that it has significant influence over the entity, but that it does not have control over it. Accordingly, the investment is accounted for under the equity method of accounting and the Company is allocated its proportional share of the entity’s earnings and losses for each reporting period. During the nine months ended September 30, 2019, we recorded a non-cash gain on disposal of assets of $9.6 million upon the contribution of True Health Indiana, Inc. to GlobalHealth.

Change in fair value of contingent consideration and indemnification asset

We recorded a gain from change in fair value of contingent consideration and indemnification asset of $0.3 million for the nine months ended September 30, 2019, as compared to a gain of $1.4 million for the same period in 2018. This variance is the result of changes in the fair values of mark-to-market contingent liabilities acquired as a result of business combinations during 2016 and indemnification asset settlement during the second quarter of 2018. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liability.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the Implementation Loan and Passport Note. We recorded interest income of $1.1 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2018, respectively.

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

We recorded interest expense (including amortization of deferred financing costs) of approximately $3.5 million and $10.7 million related to our 2021 Notes and 2025 Notes for the three and nine months ended September 30, 2019, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2018, respectively. See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for further details of our 2021 Notes and 2025 Notes.

Income (loss) from equity method investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $3.9 million and $6.2 million for the three and nine months ended September 30, 2019, respectively, and $1.4 million and $2.8 million for the three and nine months ended September 30, 2018, respectively. The equity method investments are further discussed at “Part I - Item 1. Financial Statements - Note 14” in this Form 10-Q.

Provision (benefit) for income taxes

The Company recorded $0.8 million in income tax benefit and less than $0.1 million in income tax expense for the three and nine months ended September 30, 2019, respectively, which resulted in effective tax rates of 3.2% and (0.1)%, respectively. The Company recorded $0.1 million and less than $0.1 million in income tax expense for the three and nine months ended September 30, 2018, respectively, which resulted in effective tax rates of (0.9)% and (0.1)%, respectively. The difference between our effective tax rate and our statutory rate is primarily due to the $2.0 million income tax expense recorded as a discrete item in the second quarter in connection with the non-cash gain on disposal of assets related to True Health Indiana, as well as certain permanent items which include, but are not limited to, income attributable to the non-controlling interest, the impact of certain tax deduction limits related to meals and entertainment, employee compensation and other permanent nondeductible expenses. In addition, as of September 30, 2019, with the exception of our corporate subsidiaries, the Company maintains a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite-lived components as part of the outside basis difference in our partnership interest in Evolent Health LLC.

Net income (loss) attributable to non-controlling interests

We consolidate the results of Evolent Health LLC as we have 100% of the voting rights of the entity; however, as of September 30, 2019 and September 30, 2018, we owned 99.2% and 99.0% of the economic rights of the results of operations of Evolent Health LLC, respectively, and, therefore, eliminated the non-controlling interest from our results of operations. For the three and nine months ended September 30, 2019, our results reflect net losses of $0.2 million and $2.4 million, respectively, attributable to non-controlling interests, which represents 1.1% and 2.6% of the operating losses of Evolent Health Inc. For the three and nine months ended September 30, 2018, our results reflect net losses of $0.1 million and $0.7 million, respectively, attributable to non-controlling interests, which represents 1.1% and 2.0% of the operating losses of Evolent Health Inc.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $92.0 million and $34.1 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash and restricted cash provided by (used in) operating activities was $(55.8) million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had $96.7 million of cash and cash equivalents and $109.8 million in restricted cash and restricted investments.

We believe our current cash, cash equivalents and other sources of liquidity will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were available to be issued. Our future capital requirements will depend on many factors, including the outcome of the Passport RFP and whether the Sponsors exercise their put option as described above in Part I - Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our acquisition and investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Item 1. Financial Statements”:

	For the Nine
	Months Ended
	September 30,
	2019	2018
Net cash and restricted cash provided by (used in) operating activities	$(55,832)	$4,317
Net cash and restricted cash provided by (used in) investing activities	(102,460)	(24,933)
Net cash and restricted cash provided by (used in) financing activities	(24,299)	(7,935)

Operating Activities

Cash flows used in operating activities of $55.8 million for the nine months ended September 30, 2019, were due primarily to our net loss of $106.3 million, partially offset by non-cash items, including depreciation and amortization expenses of $45.0 million, stock-based compensation expense of $15.0 million, amortization of deferred financing costs and contract costs assets of $11.1 million, and loss from equity affiliates of $6.2 million, as well as non-cash gain on disposal of assets of $9.6 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Increases in prepaid expenses, contract cost assets and right-of-use operating assets, combined with a decrease in accrued liabilities, accounts payable and other long-term liabilities, contributed approximately $70.4 million to our cash outflows. Those cash outflows were offset by increases in accrued compensation and employee benefits, reserves for claims and performance-based arrangements, deferred revenue and operating lease liabilities, combined with a decrease in accounts receivable and contract assets, of approximately $54.3 million.

Cash flows used in operating activities of $4.3 million for the nine months ended September 30, 2018, were due primarily to our net loss of $36.7 million, partially offset by non-cash items, including depreciation and amortization expenses of $29.9 million, stock-based compensation expense of $12.6 million and loss from equity-method investees of $2.8 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Decreases in accrued compensation and employee benefits, combined with increases in accounts receivable, prepaid expenses and contract assets, contributed approximately $38.3 million to our cash outflows. Those cash outflows were offset by increases in accrued liabilities, accounts payable, claims reserves and other long-term liabilities of approximately $31.8 million.

Investing Activities

Cash flows used in investing activities of $102.5 million for the nine months ended September 30, 2019, were primarily attributable to purchases of property and equipment of $26.4 million, cash paid for asset acquisitions, business combinations and equity method investments of $25.7 million, amounts advanced to satisfy regulatory capital requirements of $46.4 million and purchases of investments of $8.9 million, partially offset by a customer’s repayment of advance to satisfy regulatory capital requirements of $5.4 million.

Cash flows used in investing activities of $24.9 million for the nine months ended September 30, 2018, were primarily attributable to purchases of property and equipment of $29.1 million and cash paid for asset acquisitions, business combinations and equity method investments of $18.4 million. Those cash outflows were offset by maturities of restricted investments of $8.0 million and a principle repayment of an implementation loan of $14.0 million.

Financing Activities

Cash flows used in financing activities of approximately $24.3 million for the nine months ended September 30, 2019, were primarily related to a decrease of $22.8 million in the amount of restricted cash held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. There was an additional cash outflow of approximately $2.4 million related to taxes withheld and paid for vesting of restricted stock units, partially offset by approximately $1.0 million as a result of proceeds from stock options exercises.

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

Contractual Obligations

Our contractual obligations (in thousands) as of September 30, 2019, were as follows:

	2019	2020-2021	2022-2023	Thereafter	Total
Operating leases for facilities	$2,402	$22,796	$20,720	$67,325	$113,243
Contingent loan commitments	4,000	—	—	—	4,000
Purchase obligations related to vendor contracts	2,371	3,876	454	—	6,701
Convertible debt interest payments	2,544	10,175	5,175	5,175	23,069
Convertible debt principal repayment	—	125,000	—	172,500	297,500
Total	$11,317	$161,847	$26,349	$245,000	$444,513

During the nine months ended September 30, 2019, there were no material changes outside the ordinary course of business to our contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $109.8 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $99.7 million, collateral for letters of credit required as security deposits for facility leases of $3.6 million, amounts held with financial institutions for risk-sharing arrangements and line of credit deposits of $5.7 million and other restricted balances as of September 30, 2019. Restricted investments are stated at amortized cost. See “Part I - Item 1. Financial Statements - Note 2” in this Form 10-Q for further details of the Company’s restricted cash and restricted investments balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions and investments. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through September 30, 2019, the Company had not entered into any off-balance sheet arrangements and did not have any material holdings in variable interest entities.

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

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” in our 2018 Form 10-K, as updated by Part II Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, and “Forward-Looking Statements – Cautionary Language” in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of September 30, 2019, cash and cash equivalents and restricted cash and restricted investments was $206.6 million, which consisted primarily of bank deposits with FDIC participating banks of $201.6 million, bank deposits in international banks of $1.0 million, cash equivalents deposited in a money-market fund of $3.2 million and $0.8 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $18.9 million, which are classified as held-to-maturity investments.

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

As of September 30, 2019, we had $228.0 million, net of deferred offering costs and cash conversion discounts, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates relating to our convertible notes.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but, in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency translation had an immaterial impact on our results of operations for the three and nine months ended September 30, 2019 and 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained within “Part I – Item 1. Financial Statements - Note 9” of this Form 10-Q.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K, as updated by Part II Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, and other documents filed with the SEC include discussions of our risk factors. There have been no material changes from the risk factors described in our 2018 Form 10-K, as updated by Part II Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, for the quarterly period ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2019

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
Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc., filed as Exhibit 2.4 to the
Company’s Report on Form 8-K filed with the SEC on August 9, 2019, and incorporated herein by reference

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

Dated: November 5, 2019