Form 10-K
period 2019-12-31
Evolent Health, Inc.
filed 2020-03-02
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-K
_________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $600.0 million.

As of February 21, 2020, there were 84,722,479 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 9, 2020, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.
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

•	“ASO” means administrative services only, which refers to contracts with our partners wherein Evolent provides certain services on a fee-basis but does not assume responsibility for the cost of care;

•	“Aldera” means Aldera Holdings, Inc.;

•	“ASU” means Accounting Standards Update;

•
“capitated arrangements” means health care payment arrangements whereby providers are paid a fixed amount of money per patient during a given period of time rather than on a per-service or per-procedure basis;

•	“CMS” means the Centers for Medicare and Medicaid Services;

•	“DGCL” means General Corporation Law of the State of Delaware;

•	“EMR” means electronic medical records;

•	“Evolent Health Holdings” means Evolent Health Holdings, Inc., the predecessor to Evolent Health, Inc.;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“FASB” means the Financial Accounting Standards Board;

•	“FFS” means fee-for-service;

•	“founders” means the Advisory Board Company (“The Advisory Board”), and the University of Pittsburgh Medical Center (“UPMC”);

•	“FTC” means the United States Federal Trade Commission;

•	“GAAP” means United States of America generally accepted accounting principles;

•	“GPAC” means Georgia Physicians for Accountable Care, LLC;

•	“health insurance exchanges” means organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies;

•	“HIPAA” means The Health Insurance Portability and Accountability Act;

•	“HITECH Act” means The Health Information Technology for Economic and Clinical Health Act;

•	“IPO” means our initial public offering of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share in June 2015;

•	“LSU” means leveraged stock unit;

•	“New Century Health” means NCIS Holdings, Inc.;

•	“NMHC” means New Mexico Health Connections;

•	“NOL” means net operating loss;

•	“Note” means notes to consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data;”

•	“NYSE” means the New York Stock Exchange;

•	“Offering Reorganization” means the reorganization undertaken in 2015 prior to our IPO where our predecessor, Evolent Health Holdings, Inc. merged with and into Evolent Health, Inc.;

•	“partners” means our customers, unless we indicate otherwise or the context otherwise implies;

•	“Passport” means University Health Care, Inc. d/b/a/ Passport Health Plan;

•	“Passport Buyer” means Justify Holdings, Inc., a Kentucky corporation and a previous subsidiary of the Company

•
“performance-based” means risk-based contracts with our partners wherein Evolent assumes financial responsibility for the cost of care, which may range from upside and downside gain share to all, or substantially all, of the responsibility for the cost of care within a defined scope subject to Evolent management controls and contractual protections;

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

i

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

•	“VIE” means variable interest entities; and

•	“Vestica” means Vestica Healthcare, LLC.

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

•
uncertainty relating to expected future revenues from Passport, and the value of our investment in Passport, including as a result of the ongoing Medicaid request for proposal process in the Commonwealth of Kentucky;

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

•
risks related to completed and future acquisitions, investments, alliances and joint ventures, including the partnership with GlobalHealth, the acquisition of assets from New Mexico Health Connections (“NMHC”), and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), Aldera Holdings, Inc. (“Aldera”), NCIS Holdings, Inc. (“New Century Health”), and Passport, which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;

•	our ability to consummate opportunities in our pipeline;

•	risks relating to our ability to maintain profitability for our total cost of care and New Century Health’s performance-based contracts and products, including capitation and risk-bearing contracts;

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including governmental funding reductions and other policy changes, enrollment numbers for our partners’ plans (including in Florida), premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs;

•	our ability to attract new partners and successfully capture new growth opportunities;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target markets;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	risks related to governmental payer audits and actions, including whistleblower claims;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures, including with respect to privacy of health information;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;

•	True Health’s ability to enter the individual market;

•	the risk of a significant reduction in the enrollment in our health plan;

•	our ability to accurately underwrite performance-based risk-bearing contracts;

•	risks related to our offshore operations;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the impact of additional goodwill and intangible asset impairments on our results of operations;

•
our indebtedness, our ability to service our indebtedness, the impact of covenants in our credit agreement on our business, our ability to access the delayed draw loan under our credit facility and our ability to obtain additional financing;

•	our ability to achieve profitability in the future;

•	the impact of litigation, including the ongoing class action lawsuit;

•	our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;

•	our ability to utilize benefits under the tax receivables agreement described herein;

•
our ability to realize all or a portion of the tax benefits that we currently expect to result from exchanges of Class B common units of Evolent Health LLC for our Class A common stock, and to utilize certain tax attributes of Evolent Health Holdings and an affiliate of TPG Global, LLC (along with its affiliates, “TPG”);

•	our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;

•	the terms of agreements between us and certain of our pre-IPO investors;

•	the conditional conversion feature of the 2025 Notes, which, if triggered, could require us to settle the 2025 Notes in cash;

•	the impact of the accounting method for convertible debt securities that may be settled in cash;

•	the potential volatility of our Class A common stock price;

•	the potential decline of our Class A common stock price if a substantial number of shares are sold or become available for sale;

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

•	our intention not to pay cash dividends on our Class A common stock; and

•	our ability to remediate our material weakness and to maintain effective internal control over certain instances of one of our claims processing systems.

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

Market Data and Industry Forecasts and Projections

We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in “Part I - Item 1. Business.” We have obtained the market data from certain publicly available sources of information, including publicly available independent industry publications and other third-party sources. Unless otherwise indicated, statements in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and competitive position, business opportunity and market size, growth and share, are based on information from independent industry organizations and other third-party sources (including industry publications, surveys and forecasts), data from our internal research and management estimates. We believe the data that third parties have compiled is reliable, but we have not independently verified the accuracy of this information and there is no assurance that any of the forecasted amounts will be achieved. Any forecasts are based on data (including third-party data), models and experience of various professionals and are based on various assumptions, all of which are subject to change without notice. While we are not aware of any misstatements regarding the industry data presented herein, forecasts, assumptions, expectations, beliefs, estimates and projections involve risks and uncertainties and are subject to change based on various factors, including those described under the heading “Forward-Looking Statements - Cautionary Language” and in “Part I - Item 1A. Risk Factors.”

PART I

Item 1. Business

Market Opportunity

We are a market leader in the new era of value-based care, in which leading health systems and physician organizations, which we refer to as providers, as well as health plans, which we refer to as payers, are moving their business models from traditional FFS reimbursement to increasingly integrated clinical and financial responsibility for populations. We refer to our provider and payer customers as partners. We consider this integration of health care delivery and financial responsibility with the aim of lowering cost, enhancing quality, and improving satisfaction, to be the core of value-based care.

The U.S. healthcare market is projected to approach $3.8 trillion in spending during 2019, with less than half of payments tied to value-based care models. We believe the shift to value-based care is accelerating, driven by price pressure in traditional FFS health care, a policy and market environment that is incentivizing value-based care models and innovation in data and technology. We believe that the transition to value-based care is impacting the business models of both providers and payers in all segments of the market, including Medicare, Medicaid, and Commercial lines of business.

We believe providers are well-positioned to lead this transition to value-based care because of their control over large portions of health care delivery costs, their primary position with consumers, and their strong local brands. Providers operating successfully in value-based arrangements can diversify their revenue streams, capture superior economics, and improve the quality of care they provide.

We also believe payers who successfully evolve their business model from that of FFS reimbursement towards value-based care can gain meaningful competitive advantages. Payers who successfully integrate care delivery and financing with providers stand to gain market advantage as medical expenses for their populations are lowered while also quality of care is improved.

The transformation of provider and payer business models from FFS to value-based care requires infrastructure that performs two functions: (i) the ability to create clinical value, which is typically defined as lowering the cost of care while maintaining or improving quality, that is superior to FFS, and (ii) an administrative platform on which to operate the value-based business. In addition to this infrastructure, we believe that participants in value-based arrangements also need sustainable contractual mechanisms to enable each party to capture clinical value that is created and sufficient lives in value-based arrangements to provide a return on infrastructure investments.

Our Business

Our History

Evolent was founded in 2011 by members of our management team, UPMC, an integrated delivery system in Pittsburgh, Pennsylvania, and The Advisory Board Company, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Since that time, we have grown both organically and through acquisitions. On February 1, 2016, the Company entered into a strategic alliance with Passport. In October 2016, we acquired Valence Health. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides TPA services, value-based administration, population health and advisory services with a particular focus on the Medicaid and pediatric markets. On November 1, 2016, the Company completed the acquisition of Aldera, a key vendor and the primary software provider for the Valence Health TPA platform. In January 2018, we acquired a commercial health plan in New Mexico that focuses on small and large businesses, True Health. In October 2018, we acquired New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based arrangements, focused primarily on oncology and cardiovascular care. On December 30, 2019, we closed a transaction whereby a subsidiary of the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the provider sponsors of Passport. We have also diversified and modified our service offerings and have expanded our addressable market to include payers and physicians as customers.

Today, we manage our operations and allocate resources across two reportable segments, our services segment and our True Health segment.

Services Overview

Our services segment includes clinical and administrative solutions designed to help our partners manage and administer patient health in a more cost-effective manner. We have two clinical solutions: (i) total cost of care management, and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one type of solution, or multiple types of solutions, depending on specific needs.

The majority of our services revenue is derived from recurring multi-year contracts, which we refer to as platform and operations. Platform and operations services accounted for 77.9% and 79.8% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), and (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to: (iv) participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results. We believe performance-based contracts align our partners’ incentives with our own and gives us the opportunity to capture greater value from our contracts.

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

The other portion of our services revenue, which we call transformation is typically composed of implementation services associated with our recurring revenue relationships. Due to the nature of recurring multi-year contracts, as we have added additional partners, the portion of our revenue that is one-time in nature has decreased to approximately 1%.

A significant portion of our services revenue is concentrated with a single partner, Passport (in which we now own a 70% equity interest), which comprised 18.7% of our consolidated revenue for 2019 which is recorded in platform and operations services on our consolidated statements of operations and comprehensive income (loss). Passport’s current contract to provide managed care for Medicaid expires on December 31, 2020. Passport recently submitted a proposal to continue providing managed care for Medicaid in the Commonwealth of Kentucky through December 31, 2023 in response to the ongoing “request for proposal” process (the “RFP”) of the CHFS. While Passport was not initially awarded a Kentucky managed Medicaid contract for the next contract period, the bidding process was reopened, and a revised proposal was submitted during the first quarter of 2020. Although we cannot guarantee the timing or outcome of the RFP, we expect CHFS to announce results of the RFP in the second quarter of 2020. Contracts awarded under the new RFP process are expected to begin January 1, 2021 and continue through December 31, 2024. We expect the outcome of the final RFP to have a material impact on our revenue from our management services agreement with Passport Buyer and the value of our investment in Passport beyond the current contract period. If Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our goodwill and investment in Passport will be negatively impacted.

Clinical Solutions

We have two clinical solutions: total cost of care management and specialty care management services. We manage both of these solutions in our services segment.

Total Cost of Care Management Solution

Our total cost of care management solution was developed based on the intellectual property contributions of UPMC at our founding. Since then, we have continued to invest in the solution to broaden, deepen and scale its capabilities.

Our total cost of care management solution enables providers to manage populations they may be accountable for under value-based contracts with payers or ACO contracts with CMS. This solution seeks to reduce the total cost of care for a given population by identifying and managing high cost patients with targeted interventions managed and coordinated through primary care physicians. The economic model of our total cost of care management solution is primarily performance-based, which we believe enhances our ability to influence provider behavior by aligning our incentives with our partners. We estimate the total addressable market size of our total cost of care management solution to be approximately $60 billion. We use, and may continue to use, different go-to-market brand names for various solution packages, depending on the markets we seek to address. These go-to-market brand names include: (i) Value Based Services, wherein we support primarily health systems in their value-based operations, and (ii) Evolent Care Partners, wherein we offer physicians the opportunity to join Evolent’s proprietary payer contracting vehicles, scaled risk pools, and operating model.

We refer to the offerings within this solution as value-based care services. Core elements of our value-based care services include: (1) Identifi®, our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients, (2) population health performance, which supports the delivery of patient-centric cost effective care, (3) delivery network alignment, comprising the development of high performance delivery networks and (4) integrated cost and revenue management solutions including PBM and patient risk scoring. We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our partner base. Through the technological and clinical integration we achieve, our solutions are delivered as engrained components of our partners’ core operations rather than as add-on solutions.

(1)	Identifi®

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our partners and other third parties to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical work flows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our value-based care services and increase the effectiveness of our partners’ existing technology architecture. Highlights of the capabilities of Identifi® include the following:

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

(2)	Population Health Performance

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

•	Patient engagement: Integrated technologies and processes that enable outreach to engage patients in their own care process.

•	Quality and risk coding: Engagement of physicians to identify opportunities to close gaps in care and improve clinical documentation efforts.

(3)	Delivery Network Alignment

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

(4)	Integrated Cost and Revenue Management Solutions

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

Specialty Care Management Services Solution

The foundation for our specialty care management services solution was derived through our acquisition in 2018 of New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based and administrative services arrangements. Since then, we have continued to invest in the solution to broaden, deepen, and scale its capabilities.

Since its founding in 2002, New Century Health has focused on the oncology and cardiology markets. Using clinical data analytics, predictive modeling and decision support tools, New Century Health has developed proprietary clinical pathways in these markets. Managed through its proprietary specialty care management platform, New Century combines high performance networks of specialists and enhanced clinical pathways to deliver higher quality and more affordable care, which we consider to be hallmarks of value-based care, to patients, providers and payers. Historically, New Century Health focused on the Medicare market and offered performance-based contracts, as well ASO arrangements, primarily to payers in the Medicare HMO segment of the overall Medicare market. More recently, New Century Health has entered into performance-based contracts with Medicaid health plans. We estimate the total addressable market for New Century Health to be $50 billion.

New Century Health provides a differentiated approach designed to meet market challenges based on (i) networks of high-performance providers, (ii) design of evidence-based clinical pathways and (iii) leveraging our proprietary specialty care management technology.

(i)	High performance provider networks

We develop high-performance provider networks with tools, capabilities and incentives to align and support physicians. We develop and manage comprehensive specialty networks, provide physician engagement and support and identify provider financial incentive alignment. Key features include:

•	Direct contracts with specialists facilitates ease of care.

•	Comprehensive specialty networks include multiple downstream subspecialists.

•	Dedicated provider operations provide staff to support practices.

•	Clinical response team provides clinical education on-site to practice staff.

•	Dedicated central call center facilitates referrals and helps to resolve claims issues.

•	Established system of ongoing provider education and training.

(ii)	Design evidence-based clinical pathways

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

(iii)	Leverage proprietary specialty care management technology

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

Administrative Solution: Comprehensive Health Plan Administration Services

The foundation for our comprehensive health plan administrative services solution was derived through our acquisitions in 2015 of Valence Health and Aldera. Since the time of these acquisitions, we have invested to upgrade the platform and integrate it with Identifi and our clinical solutions to create an integrated value-based care platform.

Our comprehensive health plan administrative services help providers and regional payers assemble the complete infrastructure required to operate and manage value-based care and health plan businesses. The economic model of this solution is primarily ASO or fee-based with defined service-level agreements around key operating metrics. We estimate the total addressable market for our Comprehensive Health Plan Administrative Solution to be $23 billion. These services include:

•
Health plan services: A comprehensive suite of services including third-party administration, enrollment and billing support, medical and utilization management, third-party payment and program integrity support and provider network contracting services. Other health plan related services include sales and marketing, product development, actuarial, and regulatory and compliance.

•	Risk management: The capabilities needed to successfully manage risk for payers, including analysis, data and operational integration with payer processes, and ongoing performance management.

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

True Health

True Health is our second reporting segment. True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage. On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections- one of the first Consumer Operated and Oriented Plans established following the implementation of the ACA-including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent. True Health accounted for 20.3% and 15.0% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively.

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

Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. As of December 31, 2019, True Health served approximately 17,000 members, consisting principally of large group and off-exchange small group members. True Health provides an opportunity for us to leverage our services offerings to support True Health and transform the health plan into a value-based provider-centric model of care.

During the fourth quarter of 2017, we entered into a $10.0 million capital-only reinsurance agreement with NMHC, which expired on December 31, 2018. The purpose of the capital-only reinsurance was to provide balance sheet support to NMHC. There was no uncertainty to the outcome of the arrangement as there was no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health was at risk for any cash payments on behalf of NMHC. As a result, this arrangement did not qualify for reinsurance accounting and we recorded the fees received under the deposit-only reinsurance agreement as non-operating income on our Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into an updated 15-month quota-share reinsurance agreement with NMHC. As a result of certain changes in terms as compared to the prior reinsurance agreement, the new reinsurance agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company began recording the full amount of the gross reinsurance premiums and claims assumed by the Company on its Consolidated Statements of Operations and Comprehensive Income (Loss) from its legal effective date. Under the terms of the new reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The maximum amount of insurance risk to the Company was capped at 105% of premiums ceded to the Company by NMHC. During the third quarter of 2019, the Company terminated the new reinsurance agreement with NMHC effective in the fourth quarter of 2019, approximately one and a half months prior to its scheduled end. In 2020, True Health launched a product on the individual exchange, but we cannot assure you of the ultimate success of this product. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for additional discussion regarding the reinsurance agreement.

Significant Activities

On December 30, 2019, University Health Care, Inc., d/b/a Passport Health Plan, a Kentucky nonprofit corporation (“Passport”), Passport Health Solutions, LLC, a Kentucky nonprofit limited liability company and subsidiary of Passport (“PHS I”), the Company and Passport Buyer, closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer. We analyzed the Passport transaction to determine if the Company acquired a controlling financial interest in Passport. We concluded that Passport was a variable interest entity and that the Company was not the primary beneficiary of Passport as power is shared with unrelated parties. Therefore, the Company did not consolidate Passport as it did not acquire a controlling financial interest but has the ability to exercise significant influence. The Company accounted for the investment in Passport under the equity method of accounting as of December 31, 2019. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional discussion regarding the investment in Passport.

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, the Borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company, pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial secured term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” for additional discussion regarding the credit agreement.

Financing Strategy

Our capital structure is designed to offer an efficient complement of funding sources to maintain appropriate liquidity to support our business and meet our financial obligations. To maintain our desired capital profile, we utilize a mix of debt and equity funding. Debt funding may include convertible debt, lines of credit, long-term credit agreements or other liabilities. Equity capital primarily consists of issuing common stock. As of December 31, 2019, we had $293.7 million of long-term debt, net of discount outstanding.

Competitive Strengths

We believe we are well-positioned to benefit from the transformations occurring in health care payment and delivery described above. We believe this environment that rewards the better use of information to drive patient outcomes aligns with our business model, recent investments and other competitive strengths.

Early Innovator

We believe we are an innovator in the delivery of comprehensive value-based care solutions. We were founded in 2011, ahead of the implementation of the ACA and before the rapid expansion of programs, such as Medicare ACOs or Medicare Bundled Payment Initiatives. Since our inception, we have invested a significant amount in expanding our offerings.

Differentiated Offering in High Cost Oncology and Cardiology Markets

Cardiovascular disease and cancer accounted for approximately 25% of total U.S. health expenditures in 2014 to 2015. One of the major cost drivers is spending on oncology drugs which rose 60% from $38 billion in 2013 to $64 billion in 2017. We offer a comprehensive performance based solution that we believe delivers meaningful savings to customers relative to historical spend. Our specialty care management solution manages over 3.6 million lives in Medicare, Medicaid and Commercial markets as of December 31, 2019 and we believe our solution is one of the most comprehensive in the market today.

Comprehensive End-to-End Solutions

We provide end-to-end, built-for-purpose, technology-enabled solutions for our partners to succeed in value-based payment models. We believe that offering comprehensive and integrated solutions which bring together clinical and administrative management allows payers and providers to accelerate their path to adoption of value-based care.

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

Provider-Centric Brand Identity

We believe our provider-centric brand identity and origins differentiate us from our competitors in the value-based care services area. We believe our solutions resonate with potential partners seeking proven solutions that work with providers rather than large payers or non-health care businesses. Our analytical and clinical solutions are rooted in UPMC’s experience in growing a provider-led, integrated delivery network over the past 15 years, and growing to become one of the largest provider-owned health plans in the country. Our unique position allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with payer led solutions.

Partnership-Driven Business Model

Our business model is predicated on strategic partnerships with leading providers and payers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit. In certain cases, we also agree to participate alongside our partners in risk-sharing or other support arrangements to increase our alignment of interests via performance-based relationships.

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

Growth Opportunities

Multiple Avenues for Growth with Our Existing, Embedded Partner Base

We have established a multi-year partnership model with multiple drivers of embedded growth through the following avenues:

•	growth in lives in existing covered populations;

•	partners expanding into new lines of value-based care to capture growth in new profit pools;

•	cross-selling additional solutions to existing partners; and

•	capturing value created through a variety of value-based arrangements by participating alongside our partners in upside risk sharing arrangements.

In addition to growth within our existing partner base, we also evaluate and consider pursuing opportunities to expand into businesses related to the services we currently provide.

Significant Market Potential for Specialty Care Management Solution

As of December 31, 2019, our specialty care management solution is managing less than 5% of lives in the Medicare market and less than 1% of lives in the Medicaid and Commercial markets. Oncology and Cardiology spend is increasing as a percentage of total healthcare spend and both markets are experiencing periods of significant advancements in treatment options and pharmacy solutions, thus presenting a challenge to payers to manage spend. We offer a comprehensive, performance-based solution and believe we have significant growth potential in this market.

Early Stages of a Rapidly Growing Transformational Addressable Market

We believe that our existing partners represent a small fraction of providers and payers that could benefit from our solutions. The transformation of the care delivery and payment model in the United States has been rapid, but it is still in the early stages. Approximately 50% of health care payments were paid through value-based care programs in 2018 and it is estimated that this number will continue to grow.

We believe there is significant market opportunity in our total cost of care solution. As of December 31, 2019, our solution served less than 1% of the current addressable Medicare Shared Savings Program ACO population. Furthermore, we believe that populations covered by CMS ACOs will continue to grow, and also that the solution will be relevant to private payer value-based arrangements.

We believe there is a significant market opportunity in our specialty care management services solution. As of December 31, 2019, New Century Health served approximately 462,000 Medicare HMO patients out of total population of approximately 12 million. This represents a market share of less than 4% of this total population. We believe that the adoption of this solution in oncology and cardiology by payers serving the Medicare HMO market is very low but is likely to increase as the growth in spending in these specialties is higher than the growth in overall health care spending. Furthermore, we believe that our specialty care management solution is scalable to Medicaid and other lines of business.

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

Ability to Capture Additional Value through Delivering Clinical Results

We are capturing only a portion of the addressable clinical and administrative dollars in the market through our current solutions. We believe there is a significant opportunity to capture an increasing portion of the medical dollar over time, namely the remainder of the premium dollar which goes to medical expenses, and we have begun to do so in certain performance-based relationships. We believe business models that allow us to participate in the medical savings through a variety of risk-sharing arrangements that align incentives to reduce costs and improve quality outcomes will enable us to grow and differentiate ourselves from other vendors.

Expand Offerings to Meet Evolving Market Needs

There are multiple business offerings that our partners may require to operate in a value-based care environment that we do not currently provide, including but not limited to:

•	PBM expansion to include additional specialty pharmacy management capabilities;

•	Additional specialty lines of business beyond oncology and cardiology, e.g., kidney, maternity, end-of-life care etc.

•	on-site or specialty clinic services; and

•	consumer engagement and digital outreach.

Selectively Pursue Strategic Acquisitions and Investments

We believe that the nature of our competitive landscape provides meaningful acquisition and investment opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that our partners will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche vendors and non-core portions of larger enterprises. From time to time, we may also pursue acquisition and investment opportunities of businesses related to services we currently provide or that are complementary to our technical capabilities. As an example of executing on our strategy, on October 1, 2018, we completed the acquisition of New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under risk-based, capitated relationships. Our acquisition of New Century Health opened a direct sales channel to the payer market.

Sales and Marketing

We market and sell our services to payers and providers throughout the United States. Our sales team works closely with our leadership team and subject matter experts to foster long-term relationships with our partners’ leadership and board of directors given the nature of our partnerships. Our dedicated business development team works closely with our partners to identify additional service opportunities on a continuous basis.

Services Partner Relationships

Our services business is predicated on strategic partnerships with leading payers and providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the care delivery and payment work flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit.

We have sought to partner with leading payers and providers in sizable markets, which we believe creates a growth cycle that benefits from the secular transition to value-based care.

As of December 31, 2019, we had contractual relationships with over 39 operating partners. The following table summarizes those customers of our services segment who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017
Passport	18.7%	17.5%	20.6%
New Mexico Health Connections	10.9%	*	*
* Represents less than 10.0% of the respective balance

We own a 70% equity interest in Passport. Passport’s current contract to provide managed care for Medicaid expires on December 31, 2020. Passport recently submitted a proposal to continue providing managed care for Medicaid in the Commonwealth of Kentucky through December 31, 2023 in response to the ongoing “request for proposal” process of the CHFS. While Passport was not initially awarded a Kentucky managed Medicaid contract for the next contract period, the bidding process was reopened and closed during the first quarter of 2020. We expect the outcome of the final RFP to have a material impact on our revenue from our management services agreement with Passport Buyer beyond the current contract period. If Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020.
As of December 31, 2019, our average contractual relationship with our operating partners was approximately 5.8 years, with an average of 1.5 years of performance remaining per contract. The contracts of New Century Health typically run for one-year terms, with year-to-year renewal provisions. The average length of its existing long-term partnerships is 7.3 years.

Our contracts governing the relationships with our operating partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses. Typically, these contracts provide for a monthly payment calculated based on a specified rate multiplied by the number of members that our partners are managing. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of services and technology applications they are utilizing. In some cases, we are responsible for paying for all, or substantially all, of the cost of care for a defined scope of healthcare services out of the revenue we receive. Some of our contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. We monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health typically run for one year terms. While they typically contain year-to-year renewal provisions, we cannot assure you any or all of these contracts will be renewed in any particular year.

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

Competition

The market for our solutions is fragmented, competitive and characterized by rapidly evolving technology standards, customer needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Our partners may also choose to insource Solution functions from us in part or in whole. Our services solutions compete based on several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement using products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. We also compete based on price and aligned performance relationships.

Our health plan, True Health, also competes with local and regional health care benefits plans, health care benefits and other plans sponsored by large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations. In addition, out equity method investee Passport competes with other managed care organizations offering Medicaid in Kentucky. For additional information related to competition in our health plan business, see “Part I - Item 1A. Risk Factors - Risks relating to our business and industry.”

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

In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and could not be severed from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. On December 18, 2019, the 5th Circuit Court of Appeals upheld the lower court’s determination that the individual mandate is unconstitutional, but ultimately remanded the question of severability for additional analysis. In January 2020, parties supporting the ACA requested that the Supreme Court review the decision. It remains unclear what the lower court will determine on remand, and whether the decision will ultimately be heard by the Supreme Court. The impact of the repeal and the executive orders as well as the future of the ACA remain unclear, and we are continuing to evaluate their effect on our business. Further, the public exchange market is currently experiencing significant disruptions, as many insurers have incurred significant losses and announced their withdrawal from health insurance exchanges in several states. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects. In addition, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. We cannot assure you as to the ultimate content, timing, or effect of any changes, nor is it possible at this time to estimate the impact of any such potential legislation or changes. Health care reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

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

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In January 2018, CMS released guidance to states on how to design and test programs that require “community engagement” as a condition to receiving Medicaid benefits. Kentucky was the first state to obtain a waiver from CMS for its program and other states have since received similar waivers. While Kentucky has since withdrawn its waiver, other states continue to move forward. In January

2020, CMS recently announced a new demonstration program that will allow states to adopt a block grant, capped-funding approach to Medicaid. We cannot quantify or predict with any certainty the likely impact of such waivers, the demonstration program, other changes in the law or new interpretations of existing laws on our business, financial condition, operating results and prospects.

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

Insurance subsidiaries and investees must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, True Health is regulated under specific New Mexico laws and regulations and indirectly affected by other health care-related laws and regulations and Passport is regulated under specific Kentucky laws and regulations and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements.

Employees

As of December 31, 2019, we had approximately 3,400 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

Information about our Executive Officers

Our executive officers as of March 2, 2020, were as follows:

Name	Age (1)	Position
Frank Williams	53	Chief Executive Officer and Director
Seth Blackley	41	President and Director
John Johnson	36	Chief Financial Officer
Tom Peterson	50	Chief Operating Officer
Jonathan Weinberg	52	General Counsel
Lydia Stone	44	Chief Accounting Officer and Corporate Controller

(1) Age shown is as of March 2, 2020.

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

John Johnson has served as our Chief Financial Officer since July 2019. Prior to his role as Chief Financial Officer, Mr. Johnson was acting Chief Financial Officer for New Century Health from March 2019 to June 2019. Prior to his New Century Health role, Mr. Johnson was Senior Vice President, Corporate Performance at Evolent Health from January 2018 to March 2019 and Vice President, Corporate Performance at Evolent Health from April 2016 to December 2017. Prior to joining the Company, Mr. Johnson was the Managing Partner at Riverbend Analytics, LLC from December 2015 until April 2016 and the Vice President of Strategy at PSA Healthcare from February 2013 until November 2015.

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

Risks relating to our business and industry

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract a significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our largest partner in terms of revenue, Passport (in which we now own a 70% equity interest), comprised 18.7% of our revenue for 2019. Our largest partner in terms of accounts receivable, Cook County Health and Hospitals System, comprised 48.4% of such total amount as of December 31, 2019. The sudden loss of any of our partners or the renegotiation of any of our partner contracts, could adversely affect our operating results.

In the ordinary course of business, we engage in active discussions and renegotiations with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. As our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our partners have renegotiated or terminated, and we expect that in the future additional partners will, from time to time, seek to renegotiate or terminate their agreements with us. These discussions and future discussions have resulted and could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently have and could negatively impact our revenues, business and prospects.

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

Although we have long-term contracts with many partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such partner could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our partners is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health typically run for one year terms. While they typically contain year-to-year renewal provisions, we cannot assure that any or all of these contracts will be renewed in any particular year. We expect that future contracts will contain similar provisions to those described in this paragraph.

If Passport is not awarded a contract under the ongoing Medicaid request for proposal process in the Commonwealth of Kentucky, Passport will not receive any material revenue subsequent to December 31, 2020.

Passport comprised 18.7% and 17.5% of our revenue for the years ended December 31, 2019 and 2018, respectively. As of December 30, 2019, we own a 70% equity interest in Passport. Passport is currently one of five Medicaid managed care organizations serving the Commonwealth of Kentucky under a contract to provide managed care for Medicaid scheduled to expire on December 31, 2020. Passport submitted a proposal in late 2019 to continue providing managed care for Medicaid in the Commonwealth of Kentucky in response to the ongoing “request for proposal” process (the “RFP”) of the CHFS. While Passport was not initially awarded a Kentucky managed Medicaid contract for the next contract period, the bidding process was reopened and a revised proposal was submitted during the first quarter of 2020. Although we cannot guarantee the timing or outcome of the RFP, we expect CHFS to announce results of the RFP in the second quarter of 2020. Contracts awarded under the new RFP process are expected to begin January 1, 2021 and continue through December 31, 2024.

We are unable to predict the outcome of the RFP. The result of the ongoing RFP process and surrounding publicity could result in termination of its state Medicaid contract, reduced enrollment, provider disruption and reputational impact for both Passport and the Company. We expect the outcome of the RFP to have a material impact on Passport’s revenue, the value of our investment in Passport beyond the current contract period and goodwill. In the event that Passport is not awarded a contract under the RFP, we expect that Passport will not have any material revenues subsequent to December 31, 2020. In the event that Passport is not awarded a new Medicaid contract with CHFS, the Company will be required to acquire the remaining 30% equity interest in the entity through which we hold our ownership interest for $20.0 million within 12 months following the expiration of Passport’s current Medicaid contract. Conversely, if Passport is awarded a new contract, we may be required to acquire the remaining 30% stake for $60.0 million.

Depending on a number of factors including the timing of any exercise of the put option or the call option, and in particular in a scenario where Passport is awarded a new contract in the ongoing RFP process, our accounting for our investment in Passport may change in the future. If we determine that we are required to consolidate Passport’s results in future periods, it will have a material impact on our consolidated balance sheets and statements of operations and other comprehensive income (loss).

The market for value-based health care in the United States continues to evolve, which makes it difficult to forecast demand for our products and services.

The market for value-based health care in the United States is in the early stages of structural change and is rapidly evolving. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market. It is difficult to predict with any precision the future growth rate and size of our target markets.

The rapidly evolving nature of the markets in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. We believe that demand for our products and services has been driven in large part by price pressure in traditional FFS health care, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance, broader use of the Internet and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our products and services caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. For example, a large portion of New Century Health’s revenue is derived from customers in the managed care industry, including risk bearing providers and national and regional managed care companies. Changes in this industry’s business practices could negatively impact New Century Health. For example, if New Century Health’s managed care customers seek to provide services directly to their subscribers instead of contracting with New Century Health for such services, New Century Health could be adversely affected. In addition, our business, financial condition and results of operations may be adversely affected if health care reform is not implemented in accordance with our expectations or if it is amended in a way that impacts our business and results in our failure to execute our growth strategies.

The health care regulatory and political framework is uncertain and evolving.

Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a health care reform measure that aims to increase the number of Americans with health insurance and reduce health care related costs. The ACA includes a variety of health care reform provisions and requirements, which became effective at varying times through 2018 and substantially changed the way health care is financed by both governmental and private insurers, which may significantly impact our industry and our business. The current administration and Congress have been seeking, and we expect they will continue to seek, legislative and regulatory changes to health care laws and regulations, including repeal and replacement of certain provisions of the ACA. In January 2017, President Trump issued an executive order titled “Minimizing the Economic Burden of the Patient Protection and Affordable Care Act Pending Repeal.” The order directed agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, President Trump issued a second executive order relating to the ACA titled “Promoting Healthcare Choice and Competition Across the United States,” which further directs federal agencies to modify how the ACA is implemented, and soon after announced the termination of the cost-sharing subsidies that reimburse insurers under the ACA. To date, Congressional efforts to completely repeal and replace the ACA have been unsuccessful. However, the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. In December 2018, a federal district court in Texas ruled that the individual mandate was unconstitutional and could not be severed from the ACA. As a result, the court ruled that the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. On December 18, 2019, the 5th Circuit Court of Appeals upheld the lower court’s determination that the individual mandate is unconstitutional, but ultimately remanded the question of severability for additional analysis. In January 2020, parties supporting the ACA requested that the Supreme Court review the decision. It remains unclear what the lower court will determine on remand, and whether the decision will ultimately be heard by the Supreme Court. The impact of the repeal and the executive orders as well as the future of the ACA remain unclear, and we are continuing to evaluate their effect on our business. Further, the public exchange market is currently experiencing significant disruptions, as many insurers have incurred significant losses and announced their withdrawal from health insurance exchanges in a number of states. Because of the continued uncertainty about the implementation of the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

In addition, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. In January 2018, CMS released guidance to states on how to design and test programs that require “community engagement” as a condition to receiving Medicaid benefits. Kentucky was the first state to obtain a waiver from CMS for its program, and other states have since received similar waivers. While Kentucky has since withdrawn its waiver, other states continue to move forward. In January 2020, CMS announced a new demonstration program that will allow states to adopt a block grant, capped-funding approach to Medicaid. We cannot quantify or predict with any certainty the likely impact of such waivers, the demonstration program, other changes in the law or new interpretations of existing laws, on our methods and costs of doing business.

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

Insurance subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, True Health and Passport are regulated under specific New Mexico and Kentucky laws and regulations, respectively, and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements. In addition, state guaranty fund laws and related regulations subject us to assessments for certain obligations to policyholders and claimants of impaired or insolvent insurance companies (including state insurance cooperatives). Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company's claims through state guaranty association assessments.

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

We have expanded our operations significantly since our inception, organically as well as through acquisitions. For example, we grew from six full-time employees at inception to approximately 3,400 employees as of December 31, 2019, and our revenue increased from $25.7 million in 2013 to $846.4 million in 2019. If we do not effectively manage our growth and maintain an efficient cost structure as we continue to expand, the quality of our products and services could suffer. Our growth to date has increased the significant demands on our management, our operational and financial systems and infrastructure and other resources. In order to successfully expand our business, we must effectively recruit, integrate and motivate new employees, while maintaining the beneficial aspects of our corporate culture. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new employees, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, including the timely processing of claims on behalf of our partners, our business and results of operations could be harmed.

If we are unable to offer new and innovative products and services or our products and services fail to keep pace with advances in industry standards, technology and our partners’ needs, our partners may terminate or fail to renew their relationships with us and our revenue and results of operations may suffer.

Our success depends on providing high-quality products and services that health care providers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied partner needs, our existing technology could become undesirable or obsolete, which could harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing partners and potential new partners will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing partners or potential new partners, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to partner preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing partners or be unable to obtain new partners and our results of operations may suffer. In addition, should any of our partners terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other partners over that same period of time. In some cases, we price our services based on expectations of long-term relationships and when the partner terminates the relationship earlier than we had expected, we lose the resources invested in that relationship as well as the upside benefits we had anticipated.

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

We have made and may make acquisitions, investments and alliances and joint ventures, including the completed acquisitions of Valence Health, Aldera, New Century Health and assets from NMHC, and Passport, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

Part of our business strategy is to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience, which was the case in our acquisition of assets from NMHC. That and other acquisitions, investments, alliances or joint ventures, including the recent acquisition of New Century Health and the acquisition of Passport, have resulted and could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements. In addition, the market price for our Class A common stock could also be affected, following the consummation of any other transaction, by factors that have not historically affected the market price for our Class A common stock.

Consistent with our business strategy, we continuously evaluate, and are currently in the process of evaluating, potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated. The recently completed acquisitions of New Century Health and assets from NMHC, the transaction with Passport, as well as other acquisitions, investments and alliances, could pose numerous risks to our business which could negatively impact our financial condition and results of operations, including:

•	difficulty converting platforms or integrating the purchased operations, products or technologies;

•	substantial unanticipated integration costs, delays and challenges that may arise in integration;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	the loss of key customers who are in turn subject to risks and financial dislocation in their businesses;

•	the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired business’ customers;

•	adverse effects on our existing business relationships with customers, suppliers, other partners, standing with regulators;

•	challenges related to the integration and operation of businesses that operate in new geographic areas and new markets or lines of business;

•	unanticipated financial losses in the acquired business, including the risk of higher than expected health care costs;

•	failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

•
liabilities, including acquired litigation, and expenses from the acquired businesses for contractual disputes with customers and other third parties, infringement of intellectual property rights, data privacy violations or other claims and failure to obtain indemnification for such liabilities or claims, and distraction of our personnel in connection with any related proceedings.

We may be unable to integrate the operations, products, technologies or personnel gained through acquisitions or investments or integrate or complete any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of acquired businesses or companies, prior to and after consummation of a transaction, may be less than expected. Counterparties in transactions may have contracts with customers and other business partners which may require consents from these parties in connection with a transaction. If these consents cannot be obtained, the Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of any combined company. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations.

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

In connection with these acquisitions, investments, alliances or joint ventures, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock that would dilute our current stockholders’ ownership. For example, in the case of the Passport transaction, we were obligated to provide capital support to Passport to the extent necessary for regulatory capital. Pursuant to this obligation we were required to contribute $40.0 million as an advance, and we may be required to make similar payments pursuant to this obligation or under similar provisions in the future. In addition, as part of the closing consideration for the New Century Health acquisition, we issued 3.1 million Class B common units of Evolent Health LLC, which, together with an equal number of shares of our Class B common stock, are exchangeable for shares of our Class A common stock, and we issued 1.6 million shares to Momentum Health Group, LLC, in connection with our investment in GlobalHealth.

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

We devote significant resources to establish relationships with our partners. Some of our partners undertake a significant and prolonged evaluation process, often to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. For example, some of our partnerships require significant upfront investment including, in the case of new markets, investments in infrastructure to meet readiness and operating requirements which have outpaced our revenue growth, which has been the case with our Florida Medicaid partners. Under the ASC 606 revenue standard, certain set up costs we incur during the implementation phase may be deferred into the P&O phase, potentially along with associated revenues. If the economics of a partnership change such that we are unlikely to fully recover those costs, we may be required to write off a portion or all of those deferred costs and revenues and our operating results may suffer. In addition, we estimate the costs and timing for completing the transformation phase of relevant partner relationships. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

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

We may choose to incorporate certain risk sharing arrangements as part of our contractual arrangements with our partners, and we expect to enter an increasing number and variety of risk sharing arrangements in the future. As an example, as part of our strategy to support certain partners, we entered into upside and downside risk-sharing arrangements. Through our specialty care management services, we take on members from payers through performance-based arrangements where we assume risks related to pricing of contracts for the provision of oncology and cardiology services. We may incur losses under these arrangements if we are unable to adjust our rates if faced with increased costs related to patient care or pharmaceutical products. Our True Health segment, which operates a health plan in New Mexico, takes on certain insurance and underwriting costs in pricing its premiums.

As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. As of December 31, 2019, Evolent had approximately $5.7 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital. For example, in the case of the Passport transaction, we were obligated to provide capital support to Passport to the extent necessary for regulatory capital. Pursuant to this obligation we were required to contribute $40.0 million as an advance. In January 2020, we agreed to provide any required financial support for Passport to exceed certain risk-based capital levels under its current Medicaid Management Contract with the Commonwealth of Kentucky and qualify to obtain a new Medicaid Managed Care Contract from the Commonwealth of Kentucky. We may be required to make similar payments pursuant to this obligation or under similar provisions in the future. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects. In addition, our failure to agree on satisfactory risk sharing solutions with potential partners could negatively impact our ability to attract new partners.

We may also be required to make additional capital contributions as we invest and enter into new joint ventures and strategic alliances.

If the estimates and assumptions we use to determine the size of the target markets for our services are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the markets for our services may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of the market opportunities for our services are based on the assumption that the strategic approaches we offer will be attractive to potential partners. Potential partners may pursue different strategic options, or none at all. In addition, our assumptions could be impacted by changes to health care laws and regulations. If our assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing partners and to our ability to attract new partners. The promotion of our brands may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our partners, or any adverse publicity or litigation involving or surrounding the Company or one of our joint venture partners, investors or strategic alliance partners, including for example Passport, could make it substantially more difficult for us to attract new partners. Similarly, because our existing partners often act as references for us with prospective new partners, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new partners. Therefore, financial adversity of our partners’ affiliated health plans may adversely affect our reputation. In addition, negative publicity resulting from any adverse government payer audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with partners, which would harm our business, results of operations and financial condition.

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

We face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

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

In addition, with respect to True Health, we face competition in the health care benefits industry, which is highly competitive and subject to significant changes from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other health benefits organizations and market pressures brought about by an informed and organized customer base, particularly among large employers. In addition, Passport competes with other managed care organizations offering Medicaid in Kentucky. We will have to respond to pricing and other actions taken by existing competitors and potentially disruptive new entrants, proliferation of competing products and our competitors’ marketing and pricing. If we and Passport do not compete effectively in the geographies and product areas in which True Health and Passport operate, our business, financial condition, results of operations or prospects would be adversely affected.

Our inability to contain health care costs relating to our owned and equity method investee health plan businesses, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements may adversely affect our business and profitability.

The profitability of our health plan businesses, which includes our wholly owned True Health New Mexico business and our equity method investees Passport Health, Global Health, Miami Children’s and Lighthouse Health, depends in large part on accurately predicting health care costs, coding and risk adjustment and on our ability to manage future health care costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, demographic characteristics, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations.

In addition to the challenge of managing health care costs, we face pressure to contain premium rates. Our customers may renegotiate their contracts to seek to contain their costs or may move to a competitor to obtain more favorable premiums. Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause declines in membership and eligibility, decreasing reimbursement rates, including retroactive decreases in Medicaid reimbursement rates, and/or retrospective changes in membership and associated financial responsibility, delays in premium payments or a lack of sufficient increase in reimbursement rates for government-sponsored programs in which we participate. A limitation on our ability to increase or maintain our premium or reimbursement levels or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations.

The reserves that we establish for health insurance policy benefits and other contractual rights and benefits are based upon assumptions concerning a number of factors, including trends in health care costs, expenses, general economic conditions and other factors. In addition, claims reserves reflect estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. To the extent the actual claims experience is unfavorable as compared to our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected. Our health plan businesses are required to maintain regulatory capital levels and if our actual claims experience is unfavorable compared to our assumptions we may be required to increase our regulatory capital levels. In addition, our health plans may enter new lines of business. For example, in 2020, True Health launched a product on the individual exchange. Our assumptions and expectations around the costs of entering and operating any such new lines of business may prove to be materially different from our expectations.

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

A significant reduction in the enrollment in any of our health plans could have an adverse effect on our business and profitability.

A significant reduction in the number of enrollees in any of our health plans could adversely affect our business, cash flows, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: reductions in workforce by existing customers; general economic downturn that results in business failures and high unemployment rates; employers no longer offering certain health care coverage as an employee benefit or electing to offer coverage on a voluntary, employee-funded basis; participation on public exchanges; federal and state regulatory changes; failure to obtain new customers or retain existing customers; premium increases and benefit changes; negative publicity, through social media or otherwise, and news coverage; and failure to attain or maintain nationally recognized accreditations. See the risk factor above entitled “If Passport is not awarded a contract under the ongoing Medicaid request for proposal process in the Commonwealth of Kentucky, Passport will not receive any material revenue subsequent to December 31, 2020” for additional risks specific to Passport.

Failure to accurately underwrite performance-based contracts could result in a reduction in profitability for our Specialty Care Management solution.

New Century Health, the brand name we use for our specialty care management solution, derives its revenue primarily from arrangements under which it assumes responsibility for a portion of the total cost of treatments (for oncology and cardiology patients) in exchange for a fixed fee. These are typically referred to as “performance-based contracts”. If the Company is unable to accurately underwrite the health care cost risk for New Century Health and control associated costs, the Company’s profitability could decline. Moreover, costs of providing cancer care are very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. The profitability of New Century Health’s performance-based contracts could also be reduced if New Century Health is unable to maintain its historical margins. The competitive environment for New Century Health’s performance-based products could result in pricing pressures which could cause New Century Health to reduce its rates. In addition, customer demands or expectations as to margin levels could cause New Century Health to reduce its rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trend could result in a decrease of New Century Health’s operating margins.

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

•
HIPAA expanded protection of the privacy and security of personal health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Privacy regulations under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to True Health. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers and be subject to investigation by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”). In the event the OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties that could have a material adverse effect on us. In addition, OCR performs compliance audits of Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.

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

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws have been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that is important to our business, and we expect that we may need to enter into additional license agreements in the future. We rely on these licenses to use various proprietary technologies that may be material to our business, including without limitation those technologies licensed under an intellectual property and development services license agreement between us and UPMC, or the UPMC IP Agreement, and a technology license agreement between us and UPMC, or the UPMC Technology Agreement. Under the UPMC IP Agreement, certain of UPMC’s proprietary analytics models and know-how are licensed to us on a nonexclusive basis from UPMC; pursuant to the UPMC Technology Agreement, UPMC’s proprietary technology platform, associated know-how and the Identifi® trademark are licensed to us on an irrevocable, non-

exclusive basis from UPMC; in each case, subject to certain ongoing territorial, time and use restrictions. Our rights to use these technologies and know-how and employ the software claimed in the licensed technologies are subject to the continuation of and our compliance with the terms of those licenses. Our existing license agreements impose, and we expect that future license agreements will impose on us, various exclusivity obligations. If we fail to comply with our obligations under these agreements, the applicable licensor may have the right to terminate our license, in which case we may not be able to develop or commercialize the products or technologies covered by the license.

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

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate, including under the UPMC IP Agreement and the UPMC Technology Agreement. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, certain of our products depend on maintaining our data and analytics platform, which is populated with data disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

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

The Company has four reporting units. Our total assets include substantial goodwill. At December 31, 2019, we had $572.1 million of goodwill on our consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.

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

As of October 31, 2019, we determined that one of our three reporting units in the services segment had an estimated fair value less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $199.8 million in goodwill impairment on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. As of December 31, 2019, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge for the year ended December 31, 2019 was $431.7 million. As of December 31, 2019, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2019. The Company determined there had been no such indicators. Therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2019.

In addition, it is not certain that Passport will be awarded a Kentucky managed Medicaid contract for the next contract period, which is expected to begin on January 1, 2021. If Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our investment in Passport and goodwill will be negatively impacted. A non-renewal of Passport’s contract would reduce our medium-term and long-term cash flow projections, causing the decline in our stock price to be possibly further prolonged, indicating that it is more likely than not that the fair value of the reporting units is less than the reporting unit’s carrying amounts.

If the probability of Passport being awarded a contract under the RFP decreases, we will likely have a future goodwill impairment charge. In addition, if other indications of goodwill impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations.

A detailed discussion of our impairment testing is included in “Part II - Item 8. Financial Statements and Supplementary Data - Note 7.”

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Restrictive covenants in our Credit Facility may interfere with our ability to access the delayed draw term loan under the Credit Facility, or to obtain new financing or to engage in other business activities.

Our Credit Agreement imposes significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of certain of our subsidiaries to, among other things:

•	incur or guarantee additional debt;

•	incur certain liens;

•	merge or consolidate;

•	transfer or sell assets;

•	make certain investments;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock; and

•	enter into transactions with affiliates.
In addition, we are required to comply with certain financial covenants consisting of a minimum net revenue test and a minimum liquidity test, and, commencing on the last day of the fiscal quarter ending March 31, 2021, a total secured leverage ratio. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that the Company will be able to maintain compliance with these covenants in the future and, if it fails to do so, that it will be able to obtain waivers from the lenders and/or amend the covenants. The Company’s failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in it being required to repay these borrowings before their due date and the lenders would be entitled to foreclose on collateral. If the Company is forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

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

We have incurred significant net losses in the past and we anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with partners, develop our platforms, develop new solutions and comply with being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, as we continue to increase our partner base and diversify into new lines of business, we could incur increased losses due to mis forecasted underwriting in performance based contracts or because significant costs associated with entering into partner agreements are generally incurred up front, while revenue under certain of our partner agreements is recognized each period in the month in which the services are delivered. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. We may also fail to improve the gross margins of our business. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations which could have a material adverse effect on our business, financial condition and results of operations.

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations in the future, including potential claims against us by our partners, with or without merit. For example, on August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, Frank Williams, Nicholas McGrane, Seth Blackley, Christie Spencer and Steven Wigginton seeking unspecified remedies under the Securities Exchange Act of 1934. The Company filed a motion to dismiss the amended complaint on February 6, 2020. Briefing on the motion is expected to be complete in early March 2020. Some of these matters and claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims or other matters that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our Class A common stock. Certain litigation, proceedings, government inquiries, reviews, audits or investigations or the resolution of such matters may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.

Risks relating to our structure

We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future, and these amounts are expected to be material.

Under an exchange agreement we entered into at the time of our IPO, we granted TPG, The Advisory Board and Ptolemy Capital (together, the “Investor Stockholders”) an exchange right that allowed for receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units. Class B common units received by the Company from relevant Investor Stockholders were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC cancelled the Class B common units it received in the Class B Exchanges, resulting in an increase in the Company’s economic interest in Evolent Health LLC.

As of December 31, 2019, all of the Class B common units held by the Investor Stockholders and certain other stockholders have been exchanged (together with an equal number of shares) for our Class A common stock. These exchanges have resulted in increases in the tax basis of our share of the assets of Evolent Health LLC that otherwise would not have been available to the Company. In addition, we expect that certain NOLs will be available to us as a result of the transactions as described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - “Tax Receivables Agreement.” These increases in tax basis and NOLs may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

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

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the Offering Reorganization and the estimated tax basis step-ups resulting from each completed exchange, we estimate that the total amount that we would be required to pay under the TRA could be approximately $112.7 million. This estimated amount includes approximately $17.6 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and approximately $95.1 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred in connection with our completed secondary offerings and private sales.

The actual amount we will be required to pay under the TRA may be materially greater than these hypothetical amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

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

We may not be able to realize all or a portion of the tax benefits that resulted from the exchanges of Class B common units for our Class A common stock from the utilization of NOLs previously held by Evolent Health Holdings and an affiliate of TPG and from payments made under the TRA.

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by the Class B Exchanges and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Tax Receivables Agreement” for additional information.

In certain cases, payments by us under the TRA may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain changes of control, or if, at any time, we elect an early termination of the TRA or are in material breach of our obligations under the TRA, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits to certain current or former shareholders. Such payment would be based on certain valuation assumptions and deemed events set forth in the TRA, including the assumption that we have sufficient taxable income to fully utilize such tax benefits. The benefits would be payable even though, in certain circumstances, no tax basis step-up deductions and no NOLs are actually used at the time of the accelerated payment under the TRA. Accordingly, payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits and may be significantly greater than the benefits we realize in respect of the tax attributes subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity. We may not be able to finance our obligations under the TRA and any indebtedness we incur may limit our subsidiaries’ ability to make distributions to us to pay these obligations. In addition, our obligations under the TRA could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control that could be in the best interests of holders of our Class A common stock.

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

These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock, including any shares of Class A common stock they receive upon conversion of our convertible notes, and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. We are, and from time to time may become, subject to such litigation, and we could incur substantial costs defending a lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our Class A common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock, or if our results of operations do not meet their expectations, our stock price could decline.

We are subject to securities class action litigation and an adverse outcome in such litigation could have an adverse effect on our financial condition.

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Exchange Act, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020. The case, Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, Christie Spencer and Steven Wigginton, alleges that Evolent’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the amended complaint on February 6, 2020. Briefing on the motion is expected to be complete in early March 2020. We and the individuals dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

The market price of our Class A common stock could decline as a result of issuances by us or sales by our existing stockholders or if a substantial number of shares become available for sale and are sold in a short period of time in the future.

Sales or issuances of substantial amounts of our Class A common stock in the public market by us or sales by our existing stockholders of substantial amounts of our Class A common stock (including by UPMC, who owns 6.4 million shares of our Class A common stock as of February 21, 2020) in the public market could cause the market price of our Class A common stock to decrease significantly. The perception in the public market that these issuances or sales may occur could also depress our market price. As of February 21, 2020, there were 84,722,479 shares of Class A common stock outstanding. In addition, $3.5 million options held by our employees are currently exercisable or will be exercisable as of December 31, 2019.

In connection with acquisitions and other transactions, from time to time we issue shares of our Class A common stock or warrants in transactions exempt from registration under the Securities Act. For example, in connection with the acquisition of Valence Health, we issued 6.8 million shares of our Class A common stock in transactions exempt from registration under the Securities Act. In addition, in connection with the acquisition of New Century Health, we issued 3.1 million Class B common units of Evolent Health LLC (together with an equal number of shares of our Class B common stock), which together are exchangeable for shares of our Class A common stock in transactions exempt from registration under the Securities Act. Additional shares of Class A common stock may be issued as a result of the New Century Health acquisition in connection with an earnout. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional information. The market price of shares of our Class A common stock may drop significantly as a result of the issuance of additional shares or warrants, the resale of such shares (including shares issuable upon exercise of warrants) or when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of our convertible notes.

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate.

As of February 21, 2020, 84.7 million shares of our Class A common stock were outstanding. Up to a maximum of 6.8 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes.

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

UPMC and its affiliates may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our second amended and restated certificate of incorporation and stockholders’ agreement provide that UPMC and its affiliates do not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that UPMC or any of its affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our second amended and restated certificate of incorporation and stockholders’ agreement also provide that, to the fullest extent permitted by law, UPMC and its affiliates will not be liable to us for breach of any fiduciary duty or otherwise, by reason of directing such corporate opportunity to another person, or otherwise not communicating information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by UPMC to itself or its affiliates instead of to us.

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

We currently intend to retain our future earnings, if any, for the foreseeable future to fund the development and growth of our business. We do not intend to pay any dividends to holders of our Class A common stock. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock. See “Part II - Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends” for a discussion of our dividend policy.

We identified a material weakness in certain instances in one of our claims processing systems inherited in an acquisition as of December 31, 2019. If we are unable to remedy our material weakness, or if we fail to establish and maintain effective internal controls over such system, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Management has identified material weaknesses in its internal control over financial reporting as of December 31, 2019 related to the areas below.
Information and Communication - We did not maintain adequate user access role definitions within certain instances of one of our claims processing systems inherited in an acquisition that supported claims for True Health New Mexico that are included in claims expense and certain claims for specialty care businesses that are included in our cost of revenue (the “System”) because of inadequate segregation of duties. This was a deficiency in the design of the control.

Control Activities - We did not maintain adequate controls over the set-up and modifications of claims data in the System. We lacked evidence of the operation of controls over claims data received from certain third-party service providers. These were deficiencies in the design and operation of the controls.

None of the control deficiencies resulted in any adjustments to our 2019 annual or interim consolidated financial statements. However, these deficiencies could result in a material misstatement to our claims expense and cost of revenue account balances that may not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

We are currently in the process of remediating the material weaknesses, and this initiative will place significant demands on our financial and operational resources.

In addition, during the course of preparing for our IPO, we determined that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. The material weakness that we identified was that we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to address accounting for complex, non-routine transactions. This material weakness resulted in the revision of the Company’s consolidated financial statements for the quarter ended June 30, 2017. As a result of this material weakness, our management concluded as of December 31, 2016 and as of December 31, 2017 that our internal control over financial reporting was not effective, and also that our disclosure controls and procedures were not effective. In addition, our independent registered public accounting firm, which audits our annual financial statements, issued an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2017. We concluded that this material weakness had been remediated as of June 30, 2018, but we may identify additional material weaknesses or significant deficiencies in the future.

Our efforts to design and implement an effective control environment may not be sufficient to remediate our current or any future material weakness, or identify or prevent future material weaknesses or significant deficiencies. Any newly identified material weakness could result in a misstatement of our financial statements or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. In addition, any material misstatement of our annual or interim consolidated financial statements could negatively impact our investors’ confidence and the market price of our Class A common stock. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. In addition, if we are unable to remediate our material weakness or if we identify future material weaknesses in our internal controls over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to investigations by the NYSE, the SEC or other regulatory authorities.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 91,000 square feet of office space. We also lease offices throughout the United States and in Pune, India. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 10 - Leases,” the total rental expense on operating leases, net of sublease income, was $18.2 million for the year ended December 31, 2019.

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

Holders

As of February 21, 2020, there were 55 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock between June 5, 2015
(the date of our initial public offering), and December 31, 2019, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on June 5, 2015, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.

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

Recent Sales of Unregistered Securities, Purchases of Equity Securities by the Issuer or Affiliated Purchases or Other Stockholder Matters

During 2019, all remaining holders of Class B units executed Class B Exchanges. These Class B Exchanges resulted in the issuance of 3.1 million shares of the Company’s Class A common stock. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the related Class B units, the Company’s economic interest in Evolent Health LLC increased to 100% immediately following the final

Class B Exchange during the quarter. These issuances were exempt from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that no public offering was made.

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

The selected financial data (in thousands, except per share data) presented below as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 was derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The selected financial data (in thousands, except per share data) presented below as of December 31, 2017, 2016 and 2015, and for the years ended December 31, 2016 and 2015 was derived from our audited consolidated financial statements not included in this Form 10-K. You should read the following selected financial data in conjunction with “Part I - Item 1A. Risk Factors,” “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying audited consolidated financial statements and notes to consolidated financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in future periods.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Total revenue	$846,383	$627,063	$434,950	$254,188	$96,878
Goodwill impairment	199,800	—	—	160,600	—
Gain on consolidation	—	—	—	—	414,133
Loss from equity method investees	(9,465)	(4,736)	(1,755)	(841)	(28,165)
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	(305,580)	(54,191)	(69,767)	(226,778)	319,814
Net income (loss) per common share - basic	$(3.67)	$(0.68)	$(0.94)	$(3.55)	$13.14
Net income (loss) per common share - diluted	(3.67)	(0.68)	(0.94)	(3.55)	6.93

	As of December 31,
	2019	2018	2017	2016	2015
Goodwill	$572,064	$728,124	$628,186	$626,569	$608,903
Investments in and advances to equity method investees	122,618	6,276	1,531	2,159	—
Total assets	1,498,015	1,722,281	1,312,697	1,199,839	1,015,514
Long-term debt, net of discount	293,667	221,041	121,394	120,283	—
Non-controlling interests	6,689	45,532	35,427	209,588	285,238
Total equity (deficit)	929,047	1,189,356	1,046,306	912,114	934,579

The financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. for the entire twelve-month periods ended December 31, 2019, 2018, 2017 and 2016.

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

During 2019, the Company undertook several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Passport

On December 30, 2019, University Health Care, Inc., d/b/a Passport Health Plan, a Kentucky nonprofit corporation (“Passport”), Passport Health Solutions, LLC, a Kentucky nonprofit limited liability company and subsidiary of Passport (“PHS I”), the Company and Passport Buyer, closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the following provider sponsors of Passport: the University of Louisville, the University of Louisville Physicians, the University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”).

The Company accounts for its investment in Passport under the equity method of accounting because while it has significant influence over Passport, it shares control over the activities of Passport that most significantly impact Passport’s economic performance. These activities include approval of the annual budget, material provider network additions or deletions and the development of Passport’s amended proposal in the rebid process to the Commonwealth of Kentucky. The annual budget drives the operating decisions of Passport and primarily relates to managing the Kentucky Medicaid contract. The Kentucky Medicaid contract is critical to the success of Passport. Accordingly, the approval of the final budget of Passport for a fiscal year significantly impacts Passport’s economic performance. Depending on a number of factors including the timing of any exercise of the put option or the call option, and in particular in a scenario where Passport is awarded a new contract in the ongoing RFP process, our accounting for our investment in Passport may change in the future. If we determine that we are required to consolidate Passport’s results in future periods, it will have a material impact on our consolidated balance sheets and statements of operations and other comprehensive income (loss). Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional discussion regarding the investment in Passport.

GlobalHealth

On May 24, 2019, we completed the acquisition of approximately a 45% ownership interest in Momentum Health Group, LLC (“MHG”), the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets. The Company recognized a $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability of $6.7 million related to the transaction. At the time of the transaction, our economic interest in GlobalHealth was approximately 45% and our voting interest was approximately 29%. As of December 31, 2019, we hold approximately a 43% ownership interest in MHG. Pursuant to a security holders’ agreement among MHG and certain equity holders of MHG party thereto, we hold customary governance rights in MHG for a minority investor, including the right to appoint two of seven directors to MHG’s board of directors.

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

Credit Agreement and Warrants

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company, pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial secured term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions.

The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019 (the “Initial Term Loan”). The proceeds of the Initial Term Loan were used to finance the Passport transaction, fees and expenses incurred in connection therewith. The proceeds of the DDTL Facility may be used, subject to our satisfaction of specified conditions, to finance the repayment or repurchase of the 2021 Notes and to fund permitted acquisitions.

In conjunction with the Company’s entry into the credit agreement, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock at a per share purchase price equal to $8.05. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for additional discussion relating to the Senior Credit Facilities and warrant agreements.

2019 Class B Exchanges

During 2019, all remaining holders of Class B units executed Class B Exchanges. These Class B Exchanges resulted in the issuance of 3.1 million shares of the Company’s Class A common stock. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the related Class B units, the Company’s economic interest in Evolent Health LLC increased to 100% immediately following the final Class B Exchange during the quarter, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

Business Overview

We are a market leader in the new era of value-based care, in which leading health systems and physician organizations, which we refer to as providers, as well as health plans, which we refer to as payers, are moving their business models from traditional FFS reimbursement to an increasingly integrated clinical and financial responsibility for populations. We refer to our provider and payer customers as partners. We consider value-based care to be the necessary convergence of health care payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS health care, a market environment that is incentivizing value-based care models, growth in consumer-focused insurance programs, such as Medicare Advantage and managed Medicaid, and innovation in data and technology. We believe providers are positioned to lead this transition to value-based care because of their control over large portions of health care delivery costs, their primary position with consumers and their strong local brand.

We were founded in 2011 by members of our management team, UPMC, an integrated delivery system based in Pittsburgh, Pennsylvania, and The Advisory Board Company. We provide integrated, technology-enabled services to our national network of leading health systems, physician organizations and national and regional payers across Medicare, Medicaid and commercial markets.

We manage our operations and allocate resources across two reportable segments, our services segment and our True Health Segment. The Company’s services segment provides our customers, who we refer to as partners, with technology-enabled clinical solutions including total cost of care management services and specialty care management services and comprehensive health plan administration services. Together these services enable payers and providers to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of monthly member service fees, percentage of plan premiums, shared medical savings arrangements and other performance based arrangements including taking responsibility for all or substantially all of the cost of care. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses. All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities, including through acquisitions and other investments. We also expect to continue to incur operating losses for the foreseeable future and may need to raise additional capital through equity and debt financings in order to fund our operations. Additional funds may not be available on terms favorable to us or at all. If we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. In the event that Passport is not awarded a contract under the RFP, we expect that our medium-term and long-term cash flow projections will be reduced and the recent decline in our stock price may be further prolonged, resulting in additional impairments to goodwill that would be material to our results of operations.

As of the date the financial statements were available to be issued, we believe we have sufficient liquidity for the next 12 months.

Services Overview

Our services segment includes clinical and administrative solutions designed to help our partners manage and administer patient health in a more cost-effective manner. We have two clinical solutions: (i) total cost of care management, and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one type of solution, or multiple types of solutions, depending on specific needs.

Core elements of our total cost of care management services include: (1) Identifi®, our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients, (2) population health performance, which supports the delivery of patient-centric cost effective care, (3) delivery network alignment, comprising the development of high performance delivery networks and (4) integrated cost and revenue management solutions including PBM and patient risk scoring.

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

The majority of our services revenue is derived from recurring multi-year contracts, which we refer to as platform and operations. Platform and operations services accounted for 77.9% and 79.8% of our consolidated revenue for the years ended December 31, 2019 and 2018, respectively. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), and (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to: (iv) participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results. We believe performance-based contracts align our partners’ incentives with our own and enables us to capture greater value from our contracts.

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

As of December 31, 2019, we had contractual relationships with 39 operating partners, and a significant portion of our revenue is concentrated with one partner. For the year ended years ended December 31, 2019 and 2018, our revenue from Passport accounted for 18.7% and 17.5% of our total revenue, respectively, and our receivables from Passport accounted for 3.3% and 6.9% of our accounts receivable as of December 31, 2019 and 2018, respectively. We expect the outcome of the RFP to have a material impact on our revenue from our management services agreement with Passport beyond the current contract period. In the event that Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport subsequent to June 30, 2020, and the value of our pending investment in Passport will be negatively impacted.

We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe our health system partners’ current value-based care arrangements represent a small portion of the health system’s total revenue each year.

True Health

True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage. On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections, one of the first Consumer Operated and Oriented Plans established following the implementation of the ACA, including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent. Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. True Health also derives revenue from reinsurance premiums assumed from NMHC under the terms of the reinsurance agreement.

Our True Health segment operates a commercial health plan in New Mexico. We believe True Health provides an opportunity for us to leverage our services offerings to support True Health and transform the health plan into a value-based provider-centric model of care. True Health’s largest partner, New Mexico Health Connections, comprised 10.9% and 1.9% of our revenue for the years ended December 31, 2019 and 2018, respectively.

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

Leases
The Company’s operating leases do not provide an implicit interest rate that is readily determinable. Accordingly, the Company must estimate the secured incremental borrowing rate in the derivation of operating lease liabilities and related operating lease’s right-of-use assets. This secured incremental borrowing rate is based on the information available at the lease commencement date and is utilized in the determination of the present value of lease payments.

In addition, certain of our leases have the option to extend the lease beyond the initial term. For these leases, the Company may be required to exercise significant judgment to determine when that option is reasonably certain of being exercised, which will impact the lease term and determination of the operating lease liabilities and related operating lease’s right-of-use assets.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. The Company has four reporting units and our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss).

A description of our 2019 goodwill impairment test follows below.

2019 Goodwill Impairment Test

During the second half of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the period from May 1 to October 31 decreased by $6.59 per common share, or 43.5%, compared to the average closing price for the period from January 1 to April 30. In addition, it is not certain that Passport will be awarded a Kentucky managed Medicaid contract for the next contract period, which is expected to begin on January 1, 2021. If Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our investment in Passport and goodwill will be negatively impacted. A non-renewal of Passport’s contract would reduce our medium-term and long-term cash flow projections, causing the decline in our stock price to be possibly further prolonged, indicating it is more likely than not that the fair value of the reporting units is less than the reporting unit’s carrying amounts.

In performing our October 31, 2019 impairment test, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions, cash flows, the probability of the Passport RFP outcome and discount rates. The fair values determined by the income approach, as described above, were weighted considering future resolution of the Passport RFP result to determine the concluded fair value for each reporting unit. If the probability of Passport being awarded a contract under the RFP increases, it is unlikely to result in a future impairment charge ignoring other events or circumstances, however, if the probability of Passport being awarded a contract under the RFP decreases, we will likely have a future impairment charge.

As of October 31, 2019, we determined that one of our three reporting units in the services segment had an estimated fair value less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $199.8 million in goodwill impairment on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. If other indications of impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations. As of December 31, 2019, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge for the year ended December 31, 2019 was $431.7 million. After the impairment charge, the estimated fair value of equity for the reporting unit equals the carrying value of equity for such reporting unit. As of December 31, 2019, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting unit’s carrying amounts that would require an additional interim impairment assessment after October 31, 2019. The Company determined there had been no such indicators, therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2019.

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
• Identify the performance obligations in the contract
• Determine the transaction price
• Allocate the transaction price to performance obligations
• Recognize revenue when (or as) the entity satisfies a performance obligation

Transformation Services Revenue

Transformation services consist of strategic assessments, or Blueprint contracts, and implementation services whereby we assist the customer in launching its population health or health plan programs, or implement certain platform and operations services. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. The transformation services are usually completed within 12 months. We generally receive a fixed fee for transformation services and recognize revenue over time using an input method based on hours incurred compared to the total estimated hours required to satisfy our performance obligation.

Platform and Operations Services Revenue

Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily third-party administration (“TPA”) services. Revenue is recognized when control of the services is transferred to our customers.

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

Equity Method Investments

For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of its investments accounted for under the equity method. These investments are included in investments in and advances to equity method investees on the consolidated balance sheets with income or loss included in loss from equity method investees on the consolidated statements of operations and comprehensive income (loss).

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a four-year period and expire ten years from the date of grant.

We expense the fair value of stock-based awards included in our incentive compensation plans. The fair value of awards are determined by either the closing price of our stock on the New York Stock Exchange on the grant date for RSUs or using a Black-Scholes options valuation model for our stock option awards. The Black-Scholes options valuation model requires significant estimates and judgments including:

•
Expected volatility - Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price.

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

The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in cost of revenue and selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). Additionally, we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs. We recognize share-based award forfeitures as they occur.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

We are a holding company and our assets consist of our direct ownership in Evolent Health LLC, for which we are the managing member. Prior to the Class B unit exchanges on December 26, 2019, Evolent Health LLC was classified as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, was not subject to U.S. federal, state and local income taxes. Taxable income or loss generated by Evolent Health LLC was allocated to holders of its units, including us, on a pro rata basis. Accordingly, we were subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Evolent Health LLC. As a result of the 2019 Class B units exchanges, we became the sole owner of Evolent Health LLC and its entity classification changed from a partnership to an entity disregarded as separate from its owner for U.S. federal, state and local income tax purposes. Following the Class B units exchanges, any taxable income or loss generated by Evolent Health LLC is reportable and taxable on the Company’s federal, state and local income tax returns. Evolent Health LLC has direct ownership in corporate subsidiaries, which are subject to U.S. and foreign taxes with respect to their own operations during 2019.

Reserve for Claims and Performance-based Arrangements

Reserves for performance-based arrangements and claims for our services and True Health segments reflect actual payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Services Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the requirements of ASU 2018-15 effective January 1, 2019. There was no material impact to our consolidated balance sheets or results of operations as of or for the year ended December 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model.  The new standard will result in earlier recognition of credit losses based on past events, current conditions, and reasonable and supportable forecasts.  The standard is effective for entities with fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted the requirements of this standard effective January 1, 2020 using the modified retrospective approach and will record a cumulative effect adjustment to January 1, 2020 retained earnings (accumulated deficit).  In our previous accounting policy for trade receivables and non-trade receivables, we maintained an allowance for doubtful accounts based on specific identification. Under the new accounting standard, we utilize several factors to develop historical losses, including aging schedules, customer creditworthiness, and historical payment experience, which are then adjusted for current conditions and reasonable and supportable forecasts in measurement of the allowance.  In addition, for customer advances and certain off-balance sheet credit exposures, we evaluate the allowance through a discounted cash flow approach.  We are finalizing the impact of the adoption of this ASU but we currently do not anticipate a material impact on our financial position and results of operations.

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

Key Components of our Results of Operations

Revenue

Our services segment derives revenue from three sources: (1) transformation services, (2) platform and operations services and (3) premiums earned.

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

Platform and Operations Services Revenue

Platform and Operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions.  Our clinical solutions are designed to lower the medical expenses of our partners and include our total cost of care, population health and specialty care management services; our platform and administrative solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.  Contracts to provide these services may be developed on an integrated basis. For purposes of revenue disaggregation, we classify contracts including both clinical and administrative solutions into the category corresponding to the majority of services provided under those contracts.

Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue from platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

Premiums Earned

Our True Health segment derives revenue from premiums that are earned over the terms of the related insurance policies. The portion of premiums that will be earned in the future or are received prior to the effectiveness of the policy are deferred and reported as premiums received in advance. True Health also derived revenue from reinsurance premiums assumed from NMHC under the terms of the reinsurance agreements, prior to their termination in the fourth quarter of 2019.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other healthcare expenditures through performance-based arrangements.

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

Evolent Health, Inc. Consolidated Results

	For the Years Ended		Change Over		For the Years Ended		Change Over
	December 31,		Prior Period		December 31,		Prior Period
(in thousands, except percentages)	2019	2018	$	%	2018 (1)	2017	$	%
Revenue
Services:
Transformation services	$15,203	$32,916	$(17,713)	(53.8)%	$32,916	$29,466	$3,450	11.7%
Platform and operations services	659,438	500,190	159,248	31.8%	500,190	405,484	94,706	23.4%
Total Services	674,641	533,106	141,535	26.5%	533,106	434,950	98,156	22.6%
True Health:
Premiums	171,742	93,957	77,785	82.8%	93,957	—	93,957	—%
Total revenue	846,383	627,063	219,320	35.0%	627,063	434,950	192,113	44.2%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	513,059	327,825	185,234	56.5%	327,825	269,352	58,473	21.7%
Claims expenses	135,774	70,889	64,885	91.5%	70,889	—	70,889	—%
Selling, general and administrative expenses	257,046	235,418	21,628	9.2%	235,418	205,670	29,748	14.5%
Depreciation and amortization expenses	60,913	44,515	16,398	36.8%	44,515	32,368	12,147	37.5%
Gain on disposal of assets	(9,600)	—	(9,600)	—%	—	—	—	—%
Goodwill impairment	199,800	—	199,800	—%	—	—	—	—%
Change in fair value of contingent consideration and indemnification asset	(3,997)	(4,104)	107	2.6%	(4,104)	400	(4,504)	—%
Total operating expenses	1,152,995	674,543	478,452	70.9%	674,543	507,790	166,753	32.8%
Operating loss	$(306,612)	$(47,480)	$(259,132)	(545.8)%	$(47,480)	$(72,840)	$25,360	34.8%

Transformation services revenue as a % of total revenue	1.8%	5.2%			5.2%	6.8%
Platform and operations services revenue as a % of total revenue	77.9%	79.8%			79.8%	93.2%
Premiums as a % of total revenue	20.3%	15.0%			15.0%	—%
Cost of revenue as a % of services revenue	76.0%	61.5%			61.5%	61.9%
Claims expenses as a % of premiums	79.1%	75.4%			75.4%	—%
Selling, general and administrative expenses as a % of total revenue	30.4%	37.5%			37.5%	47.3%

(1) Results for the year ended December 31, 2018, include the results of the True Health segment from January 1, 2018, and the results of New Century Health from October 1, 2018. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further information regarding these transactions.

Comparison of the Results for the Year Ended December 31, 2019 to 2018

Revenue

Total revenue increased by $219.3 million, or 35.0%, to $846.4 million for the year ended December 31, 2019, as compared to 2018.

Transformation services revenue decreased by $17.7 million, or 53.8%, to $15.2 million for the year ended December 31, 2019, as compared to 2018, due primarily to the fact that our offering has become more product-oriented, thereby resulting in lower average transformation services revenue per newly added partner. As a result, we expect future transformation services revenue to continue to decrease as a percentage of total revenue. Transformation services revenue accounted for 1.8% and 5.2% of our total revenue for the years ended December 31, 2019 and 2018, respectively.

Platform and operations services revenue accounted for 77.9% and 79.8% of our total revenue for the years ended December 31, 2019 and 2018, respectively. Platform and operations services revenue increased by $159.2 million, or 31.8%, to $659.4 million for the year ended December 31, 2019, as compared to 2018, primarily as a result of additional revenue from our acquisition of New Century Health during the fourth quarter of 2018, new partner additions, cross-sell, an increase in our average PMPM fee and an aggregate enrollment growth of 35.5% in lives on platform. Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. Management uses lives on platform as a supplemental performance measure because we believe that it provides insight into the unit economics of our services. We believe that this measure is also useful to investors because it allows further insight into the period over period operational performance. We ended the quarter with 39 operating partners as of December 31, 2019, as compared to 35 as of December 31, 2018.

Premiums increased by $77.8 million, or 82.8%, to $171.7 million, for the year ended December 31, 2019, as compared to the same period in 2018. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-K for further discussion of the reinsurance agreement. Premiums accounted for $171.7 million and $94.0 million, or 20.3% and 15.0% of our total revenue for the year ended December 31, 2019 and 2018, respectively. Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and we expect future True Health revenues to be diminished as a result.

Cost of Revenue

Cost of revenue increased by $185.2 million, or 56.5%, to $513.1 million for the year ended December 31, 2019, as compared to 2018. Cost of revenue increased by approximately $222.3 million period over period as a result of business combinations completed in the fourth quarter of 2018 and additional payments related to performance-based arrangements. The increase was partially offset by a decrease in our professional fees of $9.0 million due to the nature and timing of our projects, and a decrease of $28.0 million in our technology services, TPA fees, personnel costs and other costs period over period. Approximately $2.7 million and $1.5 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively. Cost of revenue represented 76.0% and 61.5% of total services revenue for the years ended December 31, 2019 and 2018, respectively. Our cost of revenue increased as a percentage of our total services revenue as we integrated new businesses acquired during 2018; however, we expect our cost of revenue to decrease as a percentage of total services revenue going forward subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment, including $72.6 million of expenses assumed from the Reinsurance Agreement, were $135.8 million for the year ended December 31, 2019, as compared to $70.9 million for the prior year. Claims expenses consist of claims paid during the period and the change in reserve for incurred but unreported claims. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Claims expenses represented 79.1% of premiums for the year ended December 31, 2019. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the new reinsurance agreement. Refer to “Part I - Item 1. Financial Statements - Note 9” in this Form 10-K for further discussion of the reinsurance agreement.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $21.6 million, or 9.2%, to $257.0 million for the year ended December 31, 2019, as compared to 2018. During the year ended December 31, 2019, we incurred additional selling, general and administrative expenses due partially to growth in our business resulting from business combinations completed in 2018. Technology costs, personnel costs and lease costs increased by $2.6 million, $8.0 million and $3.6 million, respectively, period over period, as a result of the growing customer base and service offerings. Approximately $12.9 million and $16.1 million of total personnel costs were attributable to stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively. Ceded expenses under the reinsurance agreement were $14.0 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. Legal fees and other costs increased by $0.5 million and $0.8 million for the year ended December 31, 2019, as compared to 2018, respectively, while our professional fees decreased by $7.6 million due to the nature and timing of our projects. One-time transaction, transition and severance costs accounted for approximately $17.4 million and $4.4 million of total selling, general and administrative expenses for the years ended December 31, 2019 and 2018, respectively. Selling, general and administrative expenses represented 30.4% and 37.5% of total revenue for the years ended December 31, 2019 and 2018, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $16.4 million, or 36.8%, to $60.9 million for the year ended December 31, 2019, as compared to 2018. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during late 2018 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Gain on disposal of assets

On May 24, 2019, the Company entered into a joint venture arrangement in respect of GlobalHealth. The Company determined that it has significant influence over the entity, but that it does not have control over the entity. Accordingly, the investment is accounted for under the equity method of accounting and the Company is allocated its proportional share of the entity’s earnings and losses for each reporting period. During the year ended December 31, 2019, we recorded a non-cash gain on disposal of assets of $9.6 million upon the consummation of the GlobalHealth transaction.

Goodwill impairment

During the fourth quarter of 2019, we recorded a non-cash impairment charge of $199.8 million on our consolidated statements of operations as we determined that the implied fair value of goodwill was less than the carrying amount. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 7” for further details of the impairment charge to goodwill.

Change in fair value of contingent consideration and indemnification asset

We recorded a gain on change in fair value of contingent consideration and indemnification asset of $4.0 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively. This variance is the result of changes in the fair values of mark-to-market contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 17” in this Form 10-K for further details regarding the fair value of our mark-to-market contingent liabilities.

Comparison of the Results for the Year Ended December 31, 2018 to 2017

Revenue

Total revenue increased by $192.1 million, or 44.2%, to $627.1 million for the year ended December 31, 2018, as compared to 2017.

Transformation services revenue increased by $3.5 million, or 11.7%, to $32.9 million for the year ended December 31, 2018, as compared to 2017, due primarily to implementation efforts associated with new Medicaid managed care contracts. Overall, our offering has transitioned to clinical and administrative services, thereby resulting in a lower average transformation services revenue per newly added partner. As a result, we expect transformation services revenue to continue to decrease as a percentage of total revenue. Transformation services revenue accounted for 5.2% and 6.8% of our total revenue for the years ended December 31, 2018 and 2017, respectively.

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

Cost of Revenue

Cost of revenue increased by $58.5 million, or 21.7%, to $327.8 million for the year ended December 31, 2018, as compared to 2017. Cost of revenue increased year over year as a result of our business combinations during 2018. We incurred additional personnel costs of $18.8 million to support our growing customer base and service offerings. Additionally, we incurred approximately $38.7 million of costs related to medical expense and capitation payments to providers related to the New Century Health business in 2018. Approximately $1.5 million and $1.4 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively. Additionally, our technology services, TPA fees and other costs increased by $9.4 million period over period. The increase is attributable to costs to support our growth. There was also a decrease of $8.5 million in professional fees, period over period, primarily as a result of the timing of integration engineering performed for certain partners. Cost of revenue represented 61.5% and 61.9% of total services revenue for the years ended December 31, 2018 and 2017, respectively. Our cost of revenue remained relatively flat as a percentage of our total services revenue as we integrated new businesses acquired during 2018; however, we expect our cost of revenue to decrease as a percentage of total services revenue going forward subject to the composition of our growth.

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $29.7 million, or 14.5%, to $235.4 million for the year ended December 31, 2018, as compared to 2017. Approximately $5.1 million of the increase in selling, general and administrative expenses was attributable to premium tax and other assessments relating to our True Health segment. These expenses were incurred during the year ended December 31, 2018, but were not incurred during the same period in 2017 as we did not own a health plan in 2017. During the year ended December 31, 2018, we incurred additional selling, general, and administrative expenses due partially to growth in our business resulting from our business combinations in 2018. Our selling, general and administrative expenses year over year also increased as a result of additional personnel costs in business development, research and development and general overhead, of $6.7 million. Approximately $16.1 million and $19.1 million of total personnel costs were attributable to stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively. Additionally, technology costs, professional fees, lease and other costs increased $6.8 million, $4.7 million, $2.8 million and $3.7 million, respectively, period over period, as a result of the growing customer base and service offerings and the New Century Health transaction. One-time transaction, transition and severance costs accounted for approximately $4.4 million and $10.5 million of total selling, general and administrative expenses for the years ended December 31, 2018 and 2017, respectively. Selling, general and administrative expenses represented 37.5% and 47.3% of total revenue for the years ended December 31, 2018 and 2017, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

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

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the Implementation Loan and Passport Note. We recorded interest income of $4.0 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively. Interest income increased during 2019 as a result of additional interest income generated from interest payments received on the Implementation Loan and the capital-only reinsurance agreement with NMHC.

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

We recorded interest expense (including amortization of deferred financing costs) of approximately $14.5 million, $5.4 million and $3.4 million related to our 2021 Notes and 2025 Notes for the years ended December 31, 2019, 2018 and 2017, respectively. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” in this Form 10-K for further details of the convertible debt offerings.

Income (loss) from equity method investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $9.5 million, $4.7 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Equity method investments are further discussed at “Part II - Item 8. Financial Statements and Supplementary Data - Note 15” in this Form 10-K.

Due to the additional equity method investments added during the year ended December 31, 2019, we expect our income from equity method investees to increase in 2020.

Provision (benefit) for income taxes

The Company recorded $21.5 million and less than $(0.1) million in income tax benefit (expense) for the years ended December 31, 2019 and 2018 which resulted in an effective tax rates of 6.7% and (0.1)%, respectively. The difference between our effective tax rate and our statutory rate is primarily due to the impairment of non-deductible goodwill, change in valuation allowance for current year losses, and an offset in part by the tax effects resulting from the Company’s acquisition of all the remaining Class B units of Evolent Health, LLC, resulting in the latter becoming a disregarded entity for U.S. federal and state income tax purposes on December 26, 2019. The change in Evolent Health, LLC’s tax status results in a tax benefit from the reversal of the Company’s deferred tax liability related to its investment in certain U.S. corporate subsidiaries through Evolent Health, LLC, and a corresponding increase in our valuation allowance. In addition, the Company intends to file a consolidated tax return beginning January 1, 2020, which results in a tax benefit offsetting the change in valuation allowance to the extent the deferred tax liabilities of our U.S. corporate subsidiaries can be used as a source of future taxable income to support the Company’s deferred tax assets. The Company maintains a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite lived components.

Net income (loss) attributable to non-controlling interests

Subsequent to the Class B exchanges in December 2019, we have 100% of the voting and economic rights of the results of operations of Evolent Health LLC. We owned 96.1% and 96.6% of the economic rights of the results of operations of Evolent Health LLC as of December 31, 2018 and 2017, respectively.

The Company’s economic interest in Evolent Health LLC increased as compared to the prior period as a result of the Class B Exchanges during the 2019 and option exercises and RSU vests since the prior period.

For the years ended December 31, 2019, 2018 and 2017, our results reflected net losses of $3.6 million, $1.5 million and $9.1 million, respectively, attributable to non-controlling interests, which represented 1.2%, 3.2% and 12.5%, respectively, of the operating losses of Evolent Health LLC. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 16” in this Form 10-K for additional discussion of our non-controlling interests.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $306.6 million, $47.5 million and $72.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash and restricted cash used in operating activities was $42.6 million, $20.7 million and $28.0 million in 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company had $101.0 million of cash and cash equivalents and $28.3 million in restricted cash and restricted investments.

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

	For the Years Ended December 31,
	2019	2018	2017
Net cash and restricted cash used in operating activities	$(42,645)	$(20,651)	$(27,958)
Net cash and restricted cash used in investing activities	(181,634)	(160,375)	(12,265)
Net cash and restricted cash provided by (used in) financing activities	(35,545)	274,024	165,557

Operating Activities

Cash flows used in operating activities of $42.6 million in 2019 were due primarily to our net loss of $305.6 million, partially offset by non-cash items, including goodwill impairment of $199.8 million, depreciation and amortization expenses of $60.9 million, stock-based compensation expense of $15.6 million and a decrease in deferred tax liability of $23.1 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. An increase in contract cost assets combined with accounts payable and accrued liabilities contributed approximately $50.4 million to our cash outflows. Those cash outflows were partially offset by decreases in accounts receivable combined with increases in accrued compensation and employee benefits and claims reserves of approximately $49.1 million.

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

Investing Activities

Cash flows used in investing activities of $181.6 million in 2019 were primarily attributable to purchases of property and equipment of $35.5 million, cash paid for asset acquisitions, business combinations and equity method investments of $96.1 million, amounts advanced to satisfy regulatory capital requirements of $46.4 million and purchases of investments of $11.1 million, partially offset by a customer’s repayment of advance to satisfy regulatory capital requirements of $5.4 million.

Cash flows used in investing activities of $160.4 million in 2018 primarily relate to cash paid for asset acquisitions or business combinations of $130.2 million, investments in internal-use software and purchases of property and equipment of $39.6 million, purchases of investments of $10.0 million and investments in equity method investees of $9.4 million. These amounts were partially offset by the $20.0 million principal repayment of the implementation funding loan and net maturities of restricted investments of $7.9 million.

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

Financing Activities

Cash flows used in financing activities of $35.5 million in 2019 were primarily related to a $104.3 million increase in working capital balances held on behalf of our partners for claims processing as well as $2.6 million of taxes withheld and paid for vests of restricted stock units, offset, in part by net proceeds of $62.6 million from borrowings under the credit agreement.

Cash flows provided by financing activities of $274.0 million in 2018 were primarily related to net proceeds of $167.2 million from the issuance of convertible notes. In addition, there was a $96.2 million increase in working capital balances held on behalf of our partners for claims processing. Stock option exercises during the quarter resulted in additional proceeds of $11.9 million, which were partially offset by $1.2 million of taxes withheld and paid for vests of restricted stock units.

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

Credit Agreement

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, the Borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019. In connection with the Credit Agreement, on December 30, 2019, the Company entered into a Security Agreement, by and among the Company, the Borrower, the other guarantors and the collateral agent for the benefit of the secured parties, and a Guarantee Agreement, by the Company and each of the other guarantors in favor of the collateral agent for the benefit of the secured parties. The Senior Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The Senior Credit Facilities are secured by a first priority security interest in all of the capital stock of the borrower and each guarantor (other than the Company) and substantially all of the assets of the borrower and each guarantor, subject to certain exceptions. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” for additional discussion regarding the credit agreement.
Warrant Agreement

In conjunction with the Company’s entry into the credit agreement, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock at a per share purchase price equal to $8.05. The holders can exercise the warrants at any time until thirty days after the maturity of the credit agreement. The Company, at its sole discretion, can elect to pay the holders in cash in an amount determined based on the fair market value of the Class A common stock for the shares of Class A common stock issuable upon exercise of the warrants in lieu of delivering the shares.

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

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $4.0 million as of December 31, 2019, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of Company’s control and payment could be requested during 2020.

Reinsurance Agreements

During the fourth quarter of 2017, the Company entered into a $10.0 million capital-only reinsurance agreement with NMHC which expired on December 31, 2018. The purpose of the capital-only reinsurance was to provide balance sheet support to NMHC. There was no uncertainty to the outcome of the agreement as there was no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health was at risk for any cash payments on behalf of NMHC. As a result, this agreement did not qualify for reinsurance accounting.

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into a 15-month quota-share reinsurance agreement with NMHC. Under the terms of the new reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The maximum amount of exposure to the Company was capped at 105% of premiums ceded to the Company by NMHC. The Reinsurance Agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company recorded the full amount of the gross reinsurance premiums and claims assumed by the Company within premiums and claims expenses, respectively, and recorded claims-related administrative expenses within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) from the legal effective date of the Reinsurance Agreement. Amounts owed to NMHC under the reinsurance agreement are recorded within reserves for claims and performance-based arrangements on our consolidated balance sheets. Amounts owed by NMHC under the reinsurance agreement are recorded within accounts receivable, net on our consolidated balance sheets.

During the third quarter of 2019, the Company terminated the new reinsurance agreement with NMHC effective in the fourth quarter of 2019, approximately one and a half months prior to its scheduled end.

The following summarizes premiums and claims assumed under the Reinsurance Agreement for the year ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Reinsurance premiums assumed	$83,325	$3,242
Claims assumed	72,594	3,934
Claims-related administrative expenses	14,024	551
Increase in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	(3,293)	(1,243)
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	1,243	—
Reinsurance payments	4,536	—
Payables for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$—	$1,243

Contractual Obligations

Our contractual obligations (in thousands) as of December 31, 2019, were as follows:

	2020	2021-2022	2023-2024	2025+	Total
Operating leases for facilities	$10,138	$19,033	$16,619	$57,594	$103,384
Purchase obligations related to vendor contracts	5,923	5,451	—	—	11,374
Contingent loan commitments	4,000	—	—	—	4,000
Debt interest payments	13,080	23,616	21,094	2,588	60,378
Debt principal repayment	—	125,000	75,000	172,500	372,500
Contingent consideration	9,883	—	—	—	9,883
Total contractual obligations	$43,024	$173,100	$112,713	$232,682	$561,519

During the year ended December 31, 2019, the only material change outside the ordinary course of business in the contractual obligations set forth above was the addition of the principal and interest payments related to the credit agreement, as discussed in the “Credit Agreement” section above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $28.3 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $18.2 million, collateral for letters of credit required as security deposits for facility leases of $3.6 million, amounts held with financial institutions for risk-sharing arrangements of $5.7 million and other restricted balances as of December 31, 2019. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through December 31, 2019, the Company had not entered into any off-balance sheet arrangements, other than the operating leases noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 15” within this Form 10-K.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties, including our partner and our pre-IPO investor, UPMC. Information regarding transactions and amounts with related parties is discussed in “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” within this Form 10-K.

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

Interest Rate Risk

As of December 31, 2019, the Company had cash and cash equivalents and restricted cash and restricted investments of $129.3 million, which consisted of bank deposits with FDIC participating banks of $122.2 million, bank deposits in international banks of $1.6 million, cash equivalents deposited in a money-market fund of $4.7 million, and $0.8 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $18.5 million, which are classified as held-to-maturity investments.

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

As of December 31, 2019, we had $293.7 million, net of deferred offering costs and cash conversion discounts, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation losses of $0.1 million for the year ended December 31, 2019.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evolent Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Evolent Health, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - Reporting Unit within the Services Segment - Refer to Note 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each of its four reporting units to the respective carrying value for each of those reporting units. The Company considered a discounted cash flow valuation approach (“income approach”) to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and expenses. Changes in these assumptions have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Further, it is not certain that Passport, the Company’s largest customer, will be awarded a Kentucky managed Medicaid contract for the next contract period, which is expected to begin on January 1, 2021. If Passport is not awarded this contract, the Company expects that it will not receive any material revenue under its management services agreement from Passport subsequent to December 31, 2020. A non-renewal of Passport’s contract could reduce the Company’s medium-term or long-term cash flow projections, causing the decline in stock price to be possibly further prolonged, indicating that it is more likely than not that a potential goodwill impairment exists. The fair value determined by the income approach was weighted considering future resolution of Passport’s request for proposal ("RFP"). The goodwill balance was $572.1 million as of December 31, 2019, of which $566.4 million and $5.7 million were allocated to the Services and True Health segments, respectively. The fair value of one of the reporting units in the Services segment was lower than its carrying value by $199.8 million as of the measurement date and, therefore, an impairment was recognized during the fourth quarter of 2019.

Given the significant judgments made by management of the Company to estimate the fair value of one of its reporting units in the Services segment and the sensitivity of assumptions used to estimate the fair value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rates, the discount rate, and the weighting of fair values considering future resolution of Passport’s RFP required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions related to revenue growth rates, the discount rate, and the weighting of fair values considering future resolution of Passport’s RFP used by management to estimate the fair value of one of its reporting units in the Services segment included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair values and carrying values of each of its reporting units, such as controls related to management’s selection of the discount rate, revenue growth rates, and weighting assumptions related to the future resolution of Passport’s RFP.

•	We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.

•	We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:

–	Historical revenues.

–	Internal communications to management and the Board of Directors.

–	Forecasted information included in the Company’s press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•	We evaluated the impact of changes in management’s forecasts from the October 31, 2019 annual measurement date to December 31, 2019.

•	We assessed the reasonableness of the weighting of fair values considering future resolution of the Passport RFP by:

–	Obtaining and evaluating management’s documentation that articulates the rationale for the weightings applied.

–	Considering the sensitivity of the goodwill valuation model to changes in the weightings applied.

–	Conducting interviews with both internal and external individuals.

–	Obtaining public, third-party documents, and evaluating for contradictory evidence.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

–	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

–	Developing a range of independent estimates and comparing those to the discount rate selected by management.
Reserve for Claims - Refer to Note 20 to the financial statements
Critical Audit Matter Description
The Company records reserves for the ultimate cost of claims that have been incurred but not reported (IBNR), including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. The liability is primarily calculated using completion factors developed by comparing the claim incurred date to the date claims were paid. Key assumptions include current payment experience, trend factors, and completion factors. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership, and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.
For more recent months, and for newer lines of business where there is insufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trend and expected loss ratio analysis that reflect expected claim payment patterns and other relevant operational considerations or authorization analysis. For each reporting period, the Company compares key assumptions used to establish the reserves for claims to actual experience. When actual experience differs from these assumptions, reserves for claims are adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends. The reserve for claims as of December 31, 2019 was $61.2 million.

We identified the IBNR reserve as a critical audit matter because the development of the IBNR reserve involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reserve for claims included the following, among others:

•	We tested the effectiveness of controls related to the reserve for claims, including management’s controls over the development and reporting of the IBNR reserve.

•	We evaluated the actuarial methods and assumptions used by management to estimate the reserve for claims by:

–
Testing the underlying data that served as the basis for the actuarial analysis, including claims lag triangles and membership data, to test that the inputs to the actuarial estimate were complete and accurate.

–
Comparing management’s September 30, 2019 assumptions of expected development and ultimate cost of claims to actuals incurred during the fourth quarter of 2019 to identify potential bias in the determination of the reserve for claims.

•	With the assistance of our actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR reserve by:

–	Developing an independent estimate of the IBNR reserve and comparing our estimate to management’s estimates.

–	Comparing the paid claims data and membership provided at December 31, 2019 to the data provided at September 30, 2019.
Investments In and Advances to Equity Method Investees - Passport - Refer to Note 15 to the financial statements
Critical Audit Matter Description
The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) or a voting interest entity (VOE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both 1) the power to direct the activities that most significantly impact the economic performance of the VIE and 2) a variable interest that could potentially be significant to the VIE. To determine whether a variable interest that the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size, and form of the Company's involvement with the VIE. The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. The equity method investment balance was $122.6 million as of December 31, 2019.
We identified the Company’s investment in Passport as a critical audit matter given the complexity in the accounting literature related to consolidation; particularly, the judgment required to determine 1) whether the entity is a VIE or a VOE and 2) whether the Company has the power to direct the activities that most significantly impact the economic performance of the VIE. Specifically, a high level of judgment and an increased level of effort was required, including the need to involve professionals in our firm with consolidation accounting expertise.
How the Critical Audit Matter Was Addressed in the Audit

•	We tested the effectiveness of controls related to the initial and subsequent accounting of equity method investments.

•	We evaluated the Company’s consolidation analysis by performing procedures including, but not limited to:

–	Obtaining and reading the purchase agreements.

–	Engaging in conversations with management about the composition and governance of the entity, board of directors, and management.

–	Inquiring of individuals outside the Company to the extent necessary.

•
With the assistance of professionals in our firm with expertise in consolidation accounting, we evaluated the appropriateness of the consolidation model being used and the reasonableness of management’s judgements related to the determination of whether the investee is a VIE or a VOE and whether the Company has a controlling financial interest.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 2, 2020

We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Evolent Health, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Evolent Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018, and the manner in which it defines a business when performing the accounting for an acquisition and the manner in which it performs the annual goodwill impairment assessment in 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2019

We served as the Company’s or its predecessor’s auditor from 2012 to 2019, which includes periods before the Company became subject to SEC reporting requirements.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$101,008	$228,320
Restricted cash and restricted investments	20,080	154,718
Accounts receivable, net (1)	75,667	80,208
Prepaid expenses and other current assets (1)	28,488	22,618
Investments, at amortized cost	1,807	—
Contract assets	1,751	2,102
Total current assets	228,801	487,966
Restricted cash and restricted investments	8,260	6,105
Investments, at amortized cost	16,751	10,010
Investments in and advances to equity method investees	122,618	6,276
Property and equipment, net	85,155	73,628
Right-of-use assets - operating	72,173	—
Customer advance for regulatory capital requirements (1)	40,000	—
Prepaid expenses and other noncurrent assets (1)	6,253	15,028
Contract assets	999	961
Contract cost assets	36,482	19,147
Intangible assets, net	308,459	335,036
Goodwill	572,064	768,124
Total assets	$1,498,015	$1,722,281

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (1)	$37,488	$146,760
Accrued liabilities (1)	33,343	48,957
Operating lease liability - current	6,269	—
Accrued compensation and employee benefits	34,691	25,460
Deferred revenue	19,828	20,584
Reserve for claims and performance-based arrangements (1)	61,150	27,595
Total current liabilities	192,769	269,356
Long-term debt, net of discount	293,667	221,041
Other long-term liabilities	11,732	17,090
Operating lease liabilities - noncurrent	68,858	—
Deferred tax liabilities, net	1,942	25,438
Total liabilities	568,968	532,925

Commitments and Contingencies (See Note 9)

Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 84,588,629 and 79,172,118 shares issued and outstanding, respectively	846	792
Class B common stock - $0.01 par value; 100,000,000 shares authorized; 0 and 3,190,301 shares issued and outstanding, respectively	—	31
Additional paid-in-capital	1,173,708	1,093,174
Accumulated other comprehensive income (loss)	(234)	(182)
Retained earnings (accumulated deficit)	(251,962)	50,009
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	922,358	1,143,824
Non-controlling interests	6,689	45,532
Total shareholders' equity (deficit)	929,047	1,189,356
Total liabilities and shareholders' equity (deficit)	$1,498,015	$1,722,281
(1) See Note 18 for amounts related to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Revenue
Transformation services (1)	$15,203	$32,916	$29,466
Platform and operations services (1)	659,438	500,190	405,484
Premiums	171,742	93,957	—
Total revenue	846,383	627,063	434,950

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	513,059	327,825	269,352
Claims expenses	135,774	70,889	—
Selling, general and administrative expenses (1)	257,046	235,418	205,670
Depreciation and amortization expenses	60,913	44,515	32,368
Gain on disposal of assets	(9,600)	—	—
Goodwill impairment	199,800	—	—
Change in fair value of contingent consideration and indemnification asset	(3,997)	(4,104)	400
Total operating expenses	1,152,995	674,543	507,790
Operating loss	(306,612)	(47,480)	(72,840)
Interest income	3,987	3,440	1,656
Interest expense	(14,534)	(5,484)	(3,636)
Loss from equity method investees	(9,465)	(4,736)	(1,755)
Other income (expense), net	(492)	109	171
Loss before income taxes and non-controlling interests	(327,116)	(54,151)	(76,404)
Provision (benefit) for income taxes	(21,536)	40	(6,637)
Net loss	(305,580)	(54,191)	(69,767)
Net loss attributable to non-controlling interests	(3,609)	(1,533)	(9,102)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(301,971)	$(52,658)	$(60,665)

Loss per common share
Basic and diluted	$(3.67)	$(0.68)	$(0.94)

Weighted-average common shares outstanding
Basic and diluted	82,364	77,338	64,351

Comprehensive loss
Net loss	$(305,580)	$(54,191)	$(69,767)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(52)	(182)	—
Total comprehensive loss	(305,632)	(54,373)	(69,767)
Total comprehensive loss attributable to non-controlling interests	(3,609)	(1,533)	(9,102)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(302,023)	$(52,840)	$(60,665)

(1) See Note 18 for amounts related to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	52,587	$506	15,347	$153	$555,250	$—	$146,617	$209,588	$912,114
Stock-based compensation expense	—	—	—	—	20,437	—	—	—	20,437
Exercise of stock options	788	28	—	—	4,054	—	—	—	4,082
Restricted stock units vested, net of shares withheld for taxes	149	2	—	—	(1,274)	—	—	—	(1,272)
Shares released from Valence Health escrow	(310)	(3)	—	—	911	—	—	—	908
Exchange of Class B common stock	12,693	126	(12,693)	(126)	168,883	—	—	(168,883)	—
Tax impact of 2017 Securities Offerings	—	—	—	—	12,857	—	—	—	12,857
Issuance of Class A common stock during August 2017 Primary	8,816	88	—	—	166,859	—	—	—	166,947
Net loss	—	—	—	—	—	—	(60,665)	(9,102)	(69,767)
Reclassification of non-controlling interests	—	—	—	—	(3,824)	—	—	3,824	—
Balance as of December 31, 2017	74,723	747	2,654	27	924,153	—	85,952	35,427	1,046,306
Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	17,221	—	—	—	17,221
Exercise of stock options	1,720	16	—	—	11,913	—	—	—	11,929
Restricted stock units vested, net of shares withheld for taxes	212	2	—	—	(1,238)	—	—	—	(1,236)
Issuance of Class B common stock for business combination	—	—	3,120	31	40,355	—	—	42,787	83,173
Equity component of 2025 Notes, net of issuance costs	—	—	—	—	69,378	—	—	—	69,378
Exchange of Class B common stock	2,584	27	(2,584)	(27)	34,682	—	—	(34,682)	—
Tax impact of Class B common stock exchange	—	—	—	—	652	—	—	—	652
Shares released from Valence Health escrow	(67)	—	—	—	(1,003)	—	—	—	(1,003)
Foreign currency translation adjustment	—	—	—	—	—	(182)	—	—	(182)
Net loss	—	—	—	—	—	—	(52,658)	(1,533)	(54,191)
Reclassification of non-controlling interests	—	—	—	—	(2,939)	—	—	2,939	—
Balance as of December 31, 2018	79,172	792	3,190	31	1,093,174	(182)	50,009	45,532	1,189,356
Stock-based compensation expense	—	—	—	—	16,006	—	—	—	16,006
Exercise of stock options	138	1	—	—	1,091	—	—	—	1,092
Restricted stock units vested, net of shares withheld for taxes	363	4	—	—	(2,613)	—	—	—	(2,609)
Share retirement	(5)	—	(44)	—	—	—	—	—	—
Class A common stock issued for Passport earn-out	43	—	—	—	800	—	—	—	800
Amount attributable to NCI from business combination	—	—	—	—	—	—	—	6,500	6,500
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556
Exchange of Class B common stock	3,146	31	(3,146)	(31)	42,377			(42,377)	—
Tax impact of Class B exchange	—	—	—	—	(22)	—	—	—	(22)
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	—	—	(301,971)	(3,609)	(305,580)
Reclassification of non-controlling interests	—	—	—	—	(643)	—	—	643	—
Balance as of December 31, 2019	84,589	$846	—	$—	$1,173,708	$(234)	$(251,962)	$6,689	$929,047

See accompanying Notes to Consolidated Financial Statements

71

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows Used In Operating Activities
Net loss	$(305,580)	$(54,191)	$(69,767)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	(3,997)	(4,104)	400
Gain on disposal of assets	(9,600)	—	—
Loss from equity method investees	9,465	4,736	1,755
Depreciation and amortization expenses	60,913	44,515	32,368
Goodwill impairment	199,800	—	—
Stock-based compensation expense	15,618	17,609	20,437
Deferred tax (benefit) provision	(23,124)	44	(7,271)
Amortization of contract cost assets	5,723	2,703	—
Amortization of deferred financing costs	9,370	2,455	914
Interest from customer advance for regulatory capital requirements	(1,300)	—	—
Other current operating cash inflows (outflows), net	(264)	448	490
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	6,326	(24,503)	(11,258)
Prepaid expenses and other current and noncurrent assets	791	(14,746)	2,729
Contract cost assets	(23,057)	(11,179)	—
Accounts payable	(5,480)	7,598	5,563
Accrued liabilities	(21,852)	12,180	(2,781)
Accrued compensation and employee benefits	9,246	(14,571)	(3,303)
Deferred revenue	(756)	(1,819)	3,548
Reserve for claims and performance-based arrangements	33,555	8,964	—
Right-of-use operating assets	(20,811)	—	—
Operating lease liabilities	27,724	—	—
Other long-term liabilities	(5,355)	3,210	(1,782)
Net cash and restricted cash used in operating activities	(42,645)	(20,651)	(27,958)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions or business combinations	(8,575)	(130,241)	(3,694)
Customer advance for regulatory capital requirements	(46,400)	—	—
Loan for implementation funding	—	—	(20,000)
Principal repayment of implementation funding loan and regulatory and capital requirements	5,400	20,000	—
Amount received from escrow in asset acquisition	—	500	—
Investments in and advances to equity method investees	(87,480)	(9,360)	(1,128)
Purchases of investments	(11,125)	(10,010)	—
Maturities and sales of investments	2,575	349	44,210
Investments in and purchases of property and equipment	(35,534)	(39,550)	(27,848)
Purchase and maturities of restricted investments	(495)	7,937	(3,805)
Net cash and restricted cash used in investing activities	(181,634)	(160,375)	(12,265)
Cash Flows (Used In) from Financing Activities
Proceeds from issuance of common stock, net of stock issuance costs	—	—	166,947
Changes in working capital balances related to claims processing on behalf of partners	(104,268)	96,153	(4,200)
Amount received from escrow in asset acquisition	500	—	—
Proceeds from stock option exercises	1,092	11,929	4,082
Change in warrant liability	7,092	—	—
Proceeds from issuance of long-term debt, net of issuance costs	62,648	167,178	—
Taxes withheld and paid for vesting of restricted stock units	(2,609)	(1,236)	(1,272)

See accompanying Notes to Consolidated Financial Statements

Net cash and restricted cash (used in) from financing activities	(35,545)	274,024	165,557
Effect of exchange rate on cash and cash equivalents and restricted cash	30	(36)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(259,794)	92,962	125,334
Cash and cash equivalents and restricted cash as of beginning-of-period	388,325	295,363	170,029
Cash and cash equivalents and restricted cash as of end-of-period	$128,531	$388,325	$295,363

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and through its subsidiaries is a managed care services firm that supports leading health systems and physician organizations in their migration toward value-based care and population health management. The Company operates through two segments.

The Company’s Services segment (“Services”) provides our customers, who we refer to as partners, with a population health management platform, integrated data and analytics capabilities, claims processing services, including pharmacy benefit management, specialty care management services and comprehensive health plan administration services. Together, these services enable health systems to manage patient health in a more cost-effective manner. True Health is our second reporting segment. True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage.

Since its inception, the Company has incurred losses from operations. As of December 31, 2019, the Company had unrestricted cash and cash equivalents of $101.0 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

The Company’s headquarters is located in Arlington, Virginia.

Evolent Health LLC Governance

Our operations are conducted through Evolent Health LLC and subsequent to the Offering Reorganization the financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. As such, it controls Evolent Health LLC’s business and affairs and is responsible for the management of its business.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with U.S. GAAP. Our consolidated financial statements include the accounts of all subsidiaries.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, allowance for doubtful accounts, depreciable lives of assets, impairment of long-lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and useful lives of intangible assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Operating Segments

Operating segments are defined as components of a business that may recognize revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of our technology-enabled clinical solutions including total cost of care services and specialty care management services and comprehensive health plan administration services. Our True Health segment consists of a commercial health plan we operate in New Mexico that historically focused on small and large businesses. In 2020, True Health is diversifying to offer coverage for individuals and families as well as the Federal Employee Health Benefits Program. See Note 19 for a discussion of our operating results by segment.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	As of December 31,
	2019	2018
Collateral for letters of credit for facility leases (1)	$3,610	$3,710
Collateral with financial institutions (2)	5,742	34,142
Claims processing services (3)	18,171	122,439
Other	817	532
Total restricted cash and restricted investments	$28,340	$160,823

Current restricted investments	$704	$211
Current restricted cash	19,376	154,507
Total current restricted cash and restricted investments	$20,080	$154,718

Non-current restricted investments	$113	$607
Non-current restricted cash	8,147	5,498
Total non-current restricted cash and restricted investments	$8,260	$6,105

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 10 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of December 31, 2019 and 2018, approximately $1.0 million and $31.2 million of the collateral amount was held in a trust account and invested in money market funds related to risk-sharing arrangements. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 17 for discussion of fair value measurement and Note 9 for discussion of our risk-sharing arrangements. As of December 31, 2019 and 2018, approximately $4.7 million and $2.9 million, of the collateral amounts were held in a FDIC participating bank account.
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

	As of December 31,
	2019	2018
Cash and cash equivalents	$101,008	$228,320
Restricted cash and restricted investments	28,340	160,823
Restricted investments included in restricted cash and restricted investments	(817)	(818)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$128,531	$388,325

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers.

Notes Receivable

Notes receivable are carried at the face amount of each note plus accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $40.0 million in the form of an advance for regulatory capital requirements (the “Passport Note”) under an agreement with Passport entered into during the second quarter of 2019. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of the surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. As of December 31, 2019, the outstanding principal balance of the Passport Note was $40.0 million, excluding approximately $1.4 million of accrued interest.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The following summarizes the estimated useful lives by asset classification:

Computer hardware	3 years
Computer software	1 year
Furniture and equipment	3-7 years
Internal-use software development costs	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in gain (loss) on disposal of assets on our consolidated statements of operations and comprehensive income (loss).

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

Software Development Costs

The Company capitalizes the cost of developing internal-use software, consisting primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees and third parties who devote time to their respective projects. Internal-use software costs are capitalized during the application development stage – when the research stage is complete and management has committed to a project to develop software that will be used for its intended purpose. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Capitalized software costs are included in property and equipment, net on our Consolidated Balance Sheets. Amortization of internal-use software costs are recorded on a straight-line basis over their estimated useful life and begin once the project is substantially complete and the software is ready for its intended purpose.

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) and were $19.8 million, $18.2 million and $17.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Equity Method Investments

For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of its investments accounted for under the equity method. These investments are included in investments in and advances to equity method investees on the consolidated balance sheets with income or loss included in loss from equity method investees on the consolidated statements of operations and comprehensive income (loss).

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other - Simplifying the Test for Goodwill Impairment. We adopted this standard effective January 1, 2017. Our updated accounting policy for goodwill impairment is described within this Note. In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business. We adopted this standard during June 2017, in conjunction with the acquisition of Accordion Health, Inc. The adoption had an impact on our financial statements with respect to the accounting for the Accordion Health, Inc. acquisition.

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level, which is consistent with the way management evaluates our business. The Company has four reporting units and our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 7 for additional discussion regarding the goodwill impairment tests conducted during 2019 and 2018.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. The Company acquired additional intangible assets in conjunction with strategic acquisitions made during 2019. Information regarding the determination and allocation of the fair value of the recently acquired assets and liabilities is further described within Note 4.

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

Reserves for claims and performance-based arrangements

Reserves for performance-based arrangements and claims for our Services and True Health segments reflect estimates of payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed to NMHC under a reinsurance agreement as discussed further in Note 9. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known. See Note 20 for additional discussion regarding our reserves for claims and performance-based arrangements.

Long-term Debt

Convertible notes and amounts borrowed under our credit agreement are carried at cost, net of debt discounts and issuance costs, as long-term debt on the consolidated balance sheets. The debt discounts and issuance costs are amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the straight-line method over the contractual term of the note if that method is not materially different from the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and we accrue interest expense monthly based on the annual coupon rate. See Note 8 for further discussion regarding our convertible notes and credit agreement.

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

Impairment of Equity Method Investments

The Company considers certain factors to determine if there is a decrease in its investment value for its equity method investments that is other than temporary. The equity method investments will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis and recent operating results. If the fair value of the investment is below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. There was no material impairment recorded for the years ended December 31, 2019, 2018 and 2017.

Revenue Recognition

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

Our Services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. Transformation services consist of implementation services whereby we assist the customer in launching its population health or health plan strategy. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily third-party administration (“TPA”) services. Revenue is recognized when control of the services is transferred to our customers.

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

Our True Health segment derives revenue from premiums that are earned over the terms of the related insurance policies. True Health also derives revenue from reinsurance premiums assumed from NMHC under the terms of the reinsurance agreement (as defined in Note 9). The portion of premiums that will be earned in the future or are received prior to the effectiveness of the policy are deferred and reported as premiums received in advance. These amounts are generally classified as deferred revenue on our consolidated balance sheets.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other healthcare expenditures through capitated arrangements.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a four-year period and stock options expire ten years from the date of grant.

We expense the fair value of stock-based awards granted under our incentive compensation plans. Fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in cost of revenue and selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). Additionally, and if applicable, we capitalize personnel expenses attributable to the development of internal-use software, which include stock-based compensation costs. We recognize share-based award forfeitures as they occur.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2019 and 2018, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and India and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

We are a holding company and our assets consist of our direct ownership in Evolent Health LLC, for which we are the managing member. Prior to the Class B unit exchanges on December 26, 2019, Evolent Health LLC was classified as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, was not subject to U.S. federal, state and local income taxes. Taxable income or loss generated by Evolent Health LLC was allocated to holders of its units, including us, on a pro rata basis. Accordingly, we were subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Evolent Health LLC. As a result of the 2019 Class B units exchanges, we became the sole owner of Evolent Health LLC and its entity classification changed from a partnership to an entity disregarded as separate from its owner for U.S. federal, state and local income tax purposes. Following the Class B units exchanges, any taxable income or loss generated by Evolent Health LLC is reportable and taxable only on the Company’s federal, state and local income tax returns. Evolent Health LLC has direct ownership in corporate subsidiaries, which are subject to U.S. and foreign taxes with respect to their own operations during 2019.

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

See Note 17 for further discussion regarding fair value measurement.

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019 and 2018.

Note 3. Recently Issued Accounting Standards

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Services Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the requirements of ASU 2018-15 effective January 1, 2019. There was no material impact to our consolidated balance sheets or results of operations as of or for the year ended December 31, 2019.

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

Future Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model.  The new standard will result in earlier recognition of credit losses based on past events, current conditions, and reasonable and supportable forecasts.  The standard is effective for entities with fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted the requirements of this standard effective January 1, 2020 using the modified retrospective approach and will record a cumulative effect adjustment to January 1, 2020 retained earnings (accumulated deficit).  In our previous accounting policy for trade receivables and non-trade receivables, we maintained an allowance for doubtful accounts based on specific identification. Under the new accounting standard, we utilize several factors to develop historical losses, including aging schedules, customer creditworthiness, and historical payment experience, which are then adjusted for current conditions and reasonable and supportable forecasts in measurement of the allowance.  In addition, for customer advances and certain off-balance sheet credit exposures, we evaluate the allowance through a discounted cash flow approach.  We are finalizing the impact of the adoption of this ASU but we currently do not anticipate a material impact on our financial position and results of operations.

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

Note 4. Transactions

Equity Investments
Passport
On December 30, 2019, University Health Care, Inc., d/b/a Passport Health Plan, a Kentucky nonprofit corporation (“Passport”), Passport Health Solutions, LLC, a Kentucky nonprofit limited liability company and subsidiary of Passport (“PHS I”), the Company and Justify Holdings, Inc., a Kentucky corporation and a previous subsidiary of the Company (the “Passport Buyer”), closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the following provider sponsors of Passport: the University of Louisville, the University of Louisville Physicians, the University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”). $16.2 million of the cash consideration was placed in escrow until such time as PHS I delivers to the Passport Buyer certain owned real property and improvements. If the Passport Buyer does not meet certain statutory capital thresholds as a result of the owned real property and improvements not being transferred, the Passport Buyer can require the $16.2 million be released from escrow and returned to the Passport Buyer. If the transfer of owned real property and improvements does not occur by December 31, 2020, then Passport Buyer and PHS I will mutually agree to dispose and/or transfer the owned real property and improvements.
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
In March 2019, Evolent Health LLC and Passport entered into an amendment to the prior management services agreement to expand the services provided thereunder to include additional administrative functions, as well as the oncology and cardiovascular services of New Century Health. In connection with the consummation of the transactions, the Sponsors, the Passport Buyer and a subsidiary of the Company entered into a shareholders’ agreement that provides for the governance of the Passport Buyer following the closing, and certain other rights between the parties thereto. The shareholders agreement provides that written consent of majority holders is required for certain significant governance and operational matters, including the appointment, removal or replacement of the Passport Buyer’s chief executive officer, the approval of the annual budget, and other significant matters.
Passport is currently one of five Medicaid-managed care organizations serving the Commonwealth of Kentucky. Passport’s current contract to provide managed care for Medicaid expires on December 31, 2020. Passport recently submitted a proposal to continue providing managed care for Medicaid in the Commonwealth of Kentucky through December 31, 2023 in response to the ongoing “request for proposal” process (the “RFP”) of the CHFS. While Passport was not initially awarded a Kentucky managed Medicaid contract for the next contract period, the bidding process was reopened, and a revised proposal was submitted during the first quarter of 2020. Although we cannot guarantee the timing or outcome of the RFP, we expect CHFS to announce results of the RFP in the second quarter of 2020. Contracts awarded under the new RFP process are expected to begin January 1, 2021 and continue through December 31, 2024. We expect the outcome of the final RFP to have a material impact on our revenue from our management services agreement with Passport Buyer and the value of our investment in Passport beyond the current contract period. If Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our investment in Passport will be negatively impacted.
If Passport is awarded a new Medicaid contract, the Sponsors have a put option to sell their 30% ownership in Passport Buyer to the Company for $60.0 million. Similarly, if Passport is awarded a new Medicaid contract, the Company has a call option to acquire the Sponsors’ 30% ownership interest in Passport Buyer for $60.0 million. The put option and the call option are exercisable at any time during the 60-day period following the “go-live date” (expected to be January 1, 2021) of Passport’s potential new Medicaid contract with CHFS. If Passport is not awarded a new Medicaid contract with CHFS, the Company is required to acquire the Sponsors’ 30% ownership interest in Passport Buyer for $20.0 million within twelve months following the expiration of Passport’s current Medicaid contract.
In January 2020, the Company agreed to provide any financial support, if required, for Passport to exceed certain risk-based capital levels under its current Medicaid Management Contract with the Commonwealth of Kentucky and qualify to obtain a new Medicaid Managed Care Contract from the Commonwealth of Kentucky.
The Company accounts for its investment in Passport under the equity method of accounting because while it has significant influence over Passport, it shares control over the activities of Passport that most significantly impact Passport’s economic performance. These activities include approval of the annual budget, material provider network additions or deletions and the development of Passport’s amended proposal in the rebid process to the Commonwealth of Kentucky. The annual budget drives the operating decisions of Passport and primarily relates to managing the Kentucky Medicaid contract. The Kentucky Medicaid contract is critical to the success of Passport. Accordingly, the approval of the final budget of Passport for a fiscal year significantly impacts Passport’s economic performance. In addition, we analyzed the Passport transaction to determine if the Company is the primary beneficiary of a variable interest entity. We considered both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that could potentially be significant to the VIE. The Company determined that its interest in this entity meets the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIE.
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
Total merger consideration, net of cash on hand and certain closing adjustments, was $205.1 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018. The merger consideration consisted of $118.7 million of cash consideration, 3.1 million shares of Evolent Health LLC’s Class B common units and an equal number of the Company’s Class B common stock and an earn-out of up to $11.4 million, fair valued at $3.2 million as of October 1, 2018. The merger agreement includes an earn-out of up to $20.0 million, $11.4 million of which is payable to the former owners of New Century Health and $8.6 million of which is payable to former employees of New Century Health that became employees of the Company. The amount payable to the former owners of New Century Health is considered merger consideration. The amount payable to the former employees of New Century Health requires continued employment with the Company and is therefore considered post-combination compensation expense. See Note 17 for additional information regarding the fair value determination of the earn-out consideration and Note 12 for additional information about the portion of the earn-out that is classified as post-combination compensation expense. The Evolent Health LLC Class B common units, together with a corresponding number of the Company’s Class B common stock, can be exchanged for an equivalent number of the Company’s Class A common stock, and were valued at $83.2 million using the closing price of the Company’s Class A common stock on the NYSE on October 1, 2018.
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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2018, as follows (in thousands):

Purchase consideration:
Cash	$124,652
Fair value of Class B common stock issued	83,173
Fair value of contingent consideration	3,200
Total consideration	$211,025

Tangible assets acquired:
Cash and cash equivalents	$5,963
Accounts receivable	5,559
Prepaid expenses and other current assets	7,901
Property and equipment	381
Other noncurrent assets	148

Identifiable intangible assets acquired:
Customer relationships	72,500
Technology	27,000
Corporate trade name	4,300
Provider network contracts	9,600

Liabilities assumed:
Accounts payable	1,167
Accrued liabilities	1,494
Accrued compensation and employee benefits	3,966
Reserve for claims and performance-based arrangements	18,631
Deferred tax liabilities	24,041
Other long-term liabilities	6,138

Goodwill	133,110
Net assets acquired	$211,025

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

New Mexico Health Connections

On January 2, 2018, the Company, through its wholly-owned subsidiary, True Health, completed its previously announced acquisition of assets related to NMHC’s commercial, small and large group business. The assets include a health plan management services organization with a leadership team and employee base with experience working locally with providers to run NMHC’s suite of preventive, disease and care management programs. The Company paid cash consideration of $10.3 million in connection with the acquisition (subject to certain adjustments), of which $0.3 million was deposited in an escrow account. This acquisition is expected to allow the Company to leverage its platform to support a value-based, provider-centric model of care in New Mexico.

The Company commenced operations of the commercial health plan and began reporting the results of True Health as a new reportable segment during the first quarter of 2018. See Note 19 for further information about the Company’s segments. At the time of the acquisition, the Company also entered into a managed services agreement (“MSA”) with NMHC to support its ongoing business. During the fourth quarter of 2017, the Company also entered into a reinsurance agreement with NMHC to provide balance sheet support. See Note 9 for further discussion of the reinsurance agreement. The MSA and reinsurance agreement were considered separate transactions and accounted for outside of the business combination. Therefore, there is no allocation of purchase price to these agreements at fair value.

The Company incurred approximately $1.2 million in transaction costs related to the NMHC transaction, materially all of which were recorded within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017. The transaction was accounted for as a business combination using the acquisition method of accounting.

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

True Health is a separate segment, and its results of operations are provided in Note 19 - Segment Reporting.

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

	For the Years Ended December 31,
	2018	2017
Total revenue	$763,624	$679,323
Net loss	(69,337)	(80,990)
Net loss attributable to non-controlling interests	(3,554)	(11,544)
Net loss attributable to common shareholders of Evolent Health, Inc.	(65,783)	(69,446)

Loss per common share
Basic and diluted	$(0.85)	$(1.08)

Securities Offerings and Sales

Under exchange agreements we entered into at the time of our IPO and as part of the New Century Health acquisition, we granted TPG, The Advisory Board Company (“The Advisory Board”) and Ptolemy Capital, LLC (“Ptolemy Capital”) (together, the “Investor Stockholders”) and certain former owners of New Century Health (the “New Century Health Class B Members”) an exchange right that allows receipt of newly issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Under the terms of the exchange agreements, Class B units received by the Company from relevant Investor Stockholders and New Century Health Class B Members were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units received in the Class B Exchange. On December 27, 2019, the cancellation of the remaining Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

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

We accounted for the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identified asset, thus satisfying the requirements of the screen test introduced in ASU 2017-01. The assets acquired in the transaction were measured based on the amount of cash paid to Accordion, including transaction costs, as the fair value of the assets given was more readily determinable than the fair value of the assets received. We classified and designated the identifiable assets acquired as a $3.3 million technology intangible asset, inclusive of approximately $0.1 million of capitalized transaction costs. We also assessed and determined the useful life of the acquired intangible assets to be 5 years, and the intangible assets will be amortized on a straight-

line basis over this period. The Company will account for the contingent earn-out as a post-acquisition expense if the specified software development targets are achieved. The transaction was a taxable stock acquisition and the Company recognized deferred tax liability of $2.0 million related to the book-tax basis difference in the acquired asset, which resulted in a $2.0 million increase in the value of the intangible asset. The additional deferred tax liability represents a future source of taxable income that enables the Company to release some of its previously established valuation allowance, the reduction of which is accounted for outside of acquisition accounting, resulting in income tax benefit.

Note 5. Revenue Recognition

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

Platform and Operations Services Revenue

Platform and Operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions.  Our clinical solutions are designed to lower the medical expenses of our partners and include our total cost of care, population health and specialty care management services; our platform and administrative solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.  Contracts to provide these services may be developed on an integrated basis.  For purposes of revenue disaggregation, we classify contracts including both clinical and administrative solutions into the category corresponding to the majority of services provided under those contracts.

Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically include a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue from platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

Principal vs. Agent

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

Disaggregation of Revenue

The following table represents Evolent’s Services segment revenue disaggregated by type of services (in thousands), excluding revenues from our True Health segment and from our downside risk sharing arrangements through our insurance subsidiary, which are accounted for under ASC 944, Financial Services-Insurance.

	For the Years Ended December 31,
	2019	2018
Services Revenue
Transformation services	$15,203	$32,916
Platform and operations services
Clinical solutions	458,991	228,464
Administrative solutions	198,618	264,104

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $164.8 million of transaction price to performance obligations that are unsatisfied as of December 31, 2019. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 48% and 80% of these remaining performance obligations by December 31, 2020, and December 31, 2021, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

Contract Balances

Contract balances consist of accounts receivable, contract assets and deferred revenue. Contract assets are recorded when the right to consideration for services is conditional on something other than the passage of time. Contract assets relating to unbilled receivables are transferred to accounts receivable when the right to consideration becomes unconditional. We classify contract assets as current or non-current based on the timing of our rights to the unconditional payments. Our contract assets are generally classified as current and recorded within contract assets on our consolidated balance sheets. Our current accounts receivables are classified within accounts receivable, net on our consolidated balance sheets and our non-current accounts receivable are classified within prepaid expenses and other non-current assets on our consolidated balance sheets.

Deferred revenue includes advance customer payments and billings in excess of revenue recognized. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. Our current deferred revenue is recorded within deferred revenue on our consolidated balance sheets, and non-current deferred revenue is recorded within other long-term liabilities on our consolidated balance sheets.

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	As of December 31,
	2019	2018
Short-term receivables (1)	$71,707	$78,380
Long-term receivables (1)	709	6,550
Short-term contract assets	1,751	2,102
Long-term contract assets	999	961
Short-term deferred revenue	19,828	20,584
Long-term deferred revenue	1,330	1,502
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the year ended December 31, 2019, are as follows (in thousands):

For the Year Ended December 31, 2019
Contract assets
Balance as of beginning-of-period	$3,063
Reclassification to receivables, as the right to consideration becomes unconditional	(2,177)
Contract assets recognized, net of reclassification to receivables	1,864
Balance as of end-of-period	$2,750

Deferred revenue
Balance as of beginning-of-period	$22,086
Reclassification to revenue, as a result of performance obligations satisfied	(17,867)
Cash received in advance of satisfaction of performance obligations	16,939
Balance as of end-of-period	$21,158

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was $1.1 million and $18.0 million during the years ended December 31, 2019, and 2018, respectively, due primarily to net gain share as well as other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, and 2018, the Company had $4.7 million and $1.5 million, respectively, of contract acquisition cost assets, net of accumulated amortization, and recorded amortization expense of $1.0 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, and 2018, the Company had $31.8 million and $17.6 million, respectively, of contract fulfillment cost assets, net of accumulated amortization, and recorded amortization expense of $4.7 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	As of December 31,
	2019	2018
Computer hardware	$11,604	$10,421
Furniture and equipment	3,649	3,187
Internal-use software development costs	112,501	81,640
Leasehold improvements	12,415	10,118
Total property and equipment	140,169	105,366
Accumulated depreciation and amortization expenses	(55,014)	(31,738)
Total property and equipment, net	$85,155	$73,628

The Company capitalized $30.9 million, $33.1 million and $27.1 million of internal-use software development costs for the years ended December 31, 2019, 2018 and 2017, respectively. The net book value of capitalized internal-use software development costs was $74.9 million and $62.8 million as of December 31, 2019 and 2018, respectively.

Depreciation expense related to property and equipment was $23.3 million, $17.3 million and $9.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which amortization expense related to capitalized internal-use software development costs was $18.7 million, $12.4 million and $4.9 million, respectively.

Note 7. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has four reporting units. Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies.

Our annual goodwill impairment review occurs during the fourth quarter of each fiscal year. We evaluate qualitative factors that could cause us to believe the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

A description of our goodwill impairment tests during 2019 and 2018 follows below.

2019 Goodwill Impairment Test

During the second half of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the period from May 1 to October 31 decreased by $6.59 per common share, or 43.5%, compared to the average closing price for the period from January 1 to April 30. In addition, it is not certain that Passport will be awarded a Kentucky managed Medicaid contract for the next contract period, which is expected to begin on January 1, 2021. If Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our investment in Passport and goodwill will be negatively impacted. A non-renewal of Passport’s contract would reduce our medium-term and long-term cash flow projections, causing the decline in our stock price to possibly be further prolonged, indicating it is more likely than not that that the fair value of the reporting units is less than the reporting unit’s carrying amounts.

In performing our October 31, 2019 impairment test, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions, cash flows, the probability of the Passport RFP outcome and discount rates. The fair values determined by the income approach, as described above, were weighted considering future resolution of the Passport RFP result to determine the concluded fair value for each reporting unit. If the probability of Passport being awarded a contract under the RFP increases, it is unlikely to result in a future impairment charge ignoring other events or circumstances, however, if the probability of Passport being awarded a contract under the RFP decreases, we will likely have a future impairment charge.

As of October 31, 2019, we determined that one of our three reporting units in the Services segment had an estimated fair value less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $199.8 million in goodwill impairment on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. If other indications of impairment exist we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations. As of December 31, 2019, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge for the year ended December was $431.7 million. After the impairment charge, the estimated fair value of equity for the reporting unit equals the carrying value of equity for such reporting unit. As of December 31, 2019, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting unit’s carrying amounts that would require an additional interim impairment assessment after October 31, 2019. The Company determined there had been no such indicators, therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2019.

2018 Goodwill Impairment Tests

On October 31, 2018, the Company performed its annual goodwill impairment review for fiscal year 2018. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest fair value of our single reporting unit was below the carrying value. As a result, a quantitative goodwill impairment analysis was not required.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	Services	True Health	Consolidated
Balance as of December 31, 2017	$628,186	$—	$628,186
Goodwill acquired (1)	134,343	5,826	$140,169
Measurement period adjustments (2)	4	(121)	(117)
Foreign currency translation (3)	(114)	—	$(114)
Balance as of December 31, 2018	762,419	5,705	768,124
Goodwill acquired	3,416	—	3,416
Measurement period adjustments (2)	351	—	351
Impairment	(199,800)	—	(199,800)
Foreign currency translation (3)	(27)	—	(27)
Balance as of December 31, 2019	$566,359	$5,705	$572,064
(1) Goodwill acquired primarily as a result of the New Century Health and True Health transactions, as discussed in Note 4.
(2) Measurement period adjustments related to transactions completed in 2018.
(3) Foreign currency translation related to a transaction completed during 2018.

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	As of December 31, 2019				As of December 31, 2018
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	14.2	$23,300	$4,891	$18,409	15.2	$23,300	$3,511	$19,789
Customer relationships	16.8	291,519	44,750	246,769	18.1	281,219	29,184	252,035
Technology	2.0	82,922	49,760	33,162	3.0	82,922	31,764	51,158
Below market lease, net	2.2	2,048	1,334	714	4.0	4,097	3,003	1,094
Provider network contracts	3.7	12,725	3,320	9,405	4.6	11,900	940	10,960
Total intangible assets, net		$412,514	$104,055	$308,459		$403,438	$68,402	$335,036

Amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017, was $37.7 million, $27.2 million and $22.8 million, respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2019, is as follows:

2020	$33,451
2021	29,316
2022	25,434
2023	22,670
2024	17,111
Thereafter	180,477
Total future amortization of intangible assets	$308,459

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. As discussed above, we identified a triggering event and performed a quantitative analysis over the carrying value of our goodwill balance during the fourth quarter of 2019. Identification of the triggering event also triggered an impairment analysis of the carrying value of our intangible asset group. In conjunction with the impairment testing of the carrying value of our goodwill, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable. We performed a quantitative analysis, which required management to compare the total pre-tax, undiscounted future cash flows of the intangible asset group to the current carrying amount. The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group. Based on our quantitative analysis, we determined that the pre-tax, undiscounted cash flows exceeded the carrying value and therefore concluded that our intangible assets were recoverable.

Note 8. Long-term Debt

Credit Agreement

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, the Borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company, pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial secured term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019. In connection with the Credit Agreement, on December 30, 2019, the Company entered into a Security Agreement, by and among the Company, the Borrower, the other guarantors and the collateral agent for the benefit of the secured parties, and a Guarantee Agreement, by the Company and each of the other guarantors in favor of the collateral agent for the benefit of the secured parties. The Senior Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The Senior Credit Facilities are secured by a first priority security interest in all of the capital stock of the borrower and each guarantor (other than the Company) and substantially all of the assets of the borrower and each guarantor, subject to certain exceptions.
The proceeds of the Initial Term Loan was used to finance the Passport transaction, fees and expenses incurred in connection therewith. The proceeds of the DDTL Facility may be used, subject to our satisfaction of specified conditions, to finance the repayment or repurchase of the Company’s 2.00% Convertible Senior Notes due December 1, 2021 and to fund permitted acquisitions.  The Initial Term Loan and any loans under the DDTL Facility will mature on the date that is the earliest of (a) December 30, 2024, (b) the date on which all amounts outstanding under the Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of the 2021 Convertible Notes unless certain liquidity conditions are satisfied (the foregoing, the “Maturity Date”). The interest rate for each loan under the Senior Credit Facilities is calculated, at the option of the Borrower, at either the eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum is payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility.
Amounts outstanding under the Senior Credit Facilities may be prepaid at the option of the Borrower subject to applicable premiums, including a make-whole premium payable on certain prepayments made prior to the second anniversary of the closing of the Senior Credit Facilities, and a call protection premium payable on the amount prepaid in certain instances as follows: (1) 4.00% of the principal amount so prepaid after the second anniversary of the closing of the Senior Credit Facilities but prior the third anniversary of the closing of the Senior Credit Facilities; (2) 3.00% of the principal amount so prepaid after the third anniversary of the closing of the Senior Credit Facilities but prior the fourth anniversary of the closing of the Senior Credit Facilities; and (3)2.00% of the principal amount so prepaid after the fourth anniversary of the closing of the Senior Credit Facilities but prior the fifth anniversary of the closing of the Senior Credit Facilities. Amounts outstanding under the Senior Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction.
The Senior Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this credit agreement, which will be included in long-term debt, net of discount on our consolidated balance sheets and will be amortized into interest expense over the life of the agreement. The Company was in compliance with all required covenants as of December 31, 2019.
Warrant Agreement
In conjunction with the Company’s entry into the credit agreement, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock at a per share purchase price equal to $8.05. The holders can exercise the warrants at any time until thirty days after the maturity of the credit agreement. The Company, at its sole discretion, can elect to pay the holders in cash in an amount determined based on the fair market value of the Class A common stock for the shares of Class A common stock issuable upon exercise of the warrants in lieu of delivering the shares.
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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $2.6 million and $0.5 million related to the 2025 Notes for the years ended December 31, 2019 and 2018. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss). using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the years ended December 31, 2019 and 2018, the Company recorded $8.5 million and $1.5 million, respectively, in interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $2.5 million and non-cash interest expense related to the amortization of deferred financing costs of $0.9 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

The 2021 Notes are convertible into shares of the Company’s Class A common stock, based on an initial conversion rate of 41.6082 shares of Class A common stock per $1,000 principal amount of the 2021 Notes, which is equivalent to an initial conversion price of approximately $24.03 per share of the Company’s Class A common stock. In the aggregate, the 2021 Notes are initially convertible into 5.2 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole provision upon a fundamental change under the governing indenture. The conversion rate may be adjusted under certain circumstances).

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

Convertible Senior Notes Carrying Value

The 2025 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values of $107.2 million and $123.2 million, respectively, as of December 31, 2019. However, the 2025 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act of 1933, as amended) and their fair values were $122.0 million and $111.3 million, respectively, based on traded prices on December 31, 2019 and December 11, 2019, respectively, which are Level 2 inputs. As of December 31, 2018, the estimated fair value of the 2025 and 2021 Notes were $158.8 million and $133.6 million, respectively, based on a traded price on December 28, 2018 and December 26, 2018, respectively, which are Level 2 inputs. The 2025 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term convertible debt (in thousands):

	As of December 31,
	2019	2018
2025 Notes
Carrying value	$107,169	$98,730
Unamortized debt discount and issuance costs allocated to debt	65,331	73,770
Principal amount	$172,500	$172,500
Remaining amortization period (years)	5.8	6.8

2021 Notes
Carrying value	$123,237	$122,311
Unamortized issuance costs	1,763	2,689
Principal amount	$125,000	$125,000
Remaining amortization period (years)	1.9	2.9

Note 9. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $4.0 million and $11.0 million as of December 31, 2019 and 2018, respectively, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of the Company’s control and payment could be requested during 2020.

Letter of Credit

During the third quarter of 2019, the Company established an irrevocable standby letter of credit with a bank for $1.8 million for the benefit of a regulatory authority and, as such, held $1.8 million in restricted cash and restricted investments as collateral as of December 31, 2019. The letter of credit expires on December 31, 2020 and is automatically extended without amendment for additional one-year periods from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

During the first quarter of 2017, the Company entered into an agreement to provide a letter of credit, for up to $5.0 million, to assist a customer in demonstrating adequate reserves to the customer’s state regulatory authorities. The letter of credit was effective from September 30, 2017 through June 30, 2019, and carried a quarterly facility rental fee of 0.8% per annum on the amount of the outstanding balance. The letter of credit terminated on June 30, 2019. The letter of credit was presented at the face amount plus accrued facility rental fee, less received payments. As of December 31, 2019 and 2018, there were no outstanding balances related to this letter of credit.

Purchase Obligations

Our contractual obligations related to vendor contracts (in thousands) as of December 31, 2019, were as follows:

Less than 1 year	$5,923
1 to 3 years	5,451
3 to 5 years	—
More than 5 years	—
Total contractual obligations related to vendor contracts	$11,374

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act of 1933, as amended, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our Investor Stockholders for the years ended December 31, 2019 and 2018. Pursuant to the terms of the registration rights agreement, we incurred $1.5 million in expenses related to secondary offerings during the year ended December 31, 2017. These expenses are recorded within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income.

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

The Company will pay certain costs and expenses, other than any underwriting discounts and commissions, in connection with the relevant resale registration statement. We did not incur any material expenses related to the resale registration statement during the year ended December 31, 2019.

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, the Company entered into letters of credit of $5.7 million and $34.1 million as of December 31, 2019 and 2018, respectively, to secure potential losses related to insurance services. These amounts are in excess of our actuarial assessment of loss.

Reinsurance Agreements

During the fourth quarter of 2017, the Company entered into a $10.0 million capital-only reinsurance agreement with NMHC which expired on December 31, 2018. The purpose of the capital-only reinsurance was to provide balance sheet support to NMHC. There was no uncertainty to the outcome of the agreement as there was no transfer of underwriting risk to Evolent or True Health, and neither Evolent nor True Health was at risk for any cash payments on behalf of NMHC. As a result, this agreement did not qualify for reinsurance accounting.

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into a 15-month quota-share reinsurance agreement with NMHC. Under the terms of the new reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The maximum amount of exposure to the Company was capped at 105% of premiums ceded to the Company by NMHC. The new reinsurance agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company recorded the full amount of the gross reinsurance premiums and claims assumed by the Company within premiums and claims expenses, respectively, and recorded claims-related administrative expenses within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) from the legal effective date of the Reinsurance Agreement. Amounts owed to NMHC under the reinsurance agreement are recorded within reserves for claims and performance-based arrangements on our consolidated balance sheets. Amounts owed by NMHC under the reinsurance agreement are recorded within accounts receivable, net on our consolidated balance sheets.

During the third quarter of 2019, the Company terminated the new reinsurance agreement with NMHC effective in the fourth quarter of 2019, approximately one and a half months prior to its scheduled end.

The following summarizes premiums and claims assumed under the Reinsurance Agreement for the years ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Reinsurance premiums assumed	$83,325	$3,242
Claims assumed	72,594	3,934
Claims-related administrative expenses	14,024	551
Increase in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	(3,293)	(1,243)
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	1,243	—
Reinsurance payments	4,536	—
Payables for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$—	$1,243

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

Contingencies

Tax Receivables Agreement

In connection with the offering reorganization at the time of our initial public offering, the Company entered into the Tax Receivables Agreement (the “TRA”) with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no NOL carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of our taxable income - the Company will be required to pay 85% of the tax savings as and when realized, if any. If the Company does not have taxable income, it will not be required to make payments under the TRA for that taxable year because no tax savings were actually realized.

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020. The case, Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, Christie Spencer, and Steven Wigginton, alleges that the Company’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the amended complaint on February 6, 2020. Briefing on the motion is expected to be complete in March 2020. Under the Private Securities Litigation Reform

Act (PSLRA), all discovery in the case is stayed until the motion to dismiss is decided upon by the court. Based on the Company’s investigation so far, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain, and at this early stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

The Company is not aware of any other legal proceedings or claims as of December 31, 2019, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2019, approximately 95.1% of our $128.5 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 3.7% were held in money market funds and 1.2% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partner included in our Services segment who represented at least 10.0% of our consolidated trade accounts receivable for the periods presented:

	As of December 31,
	2019	2018
Cook County Health and Hospitals System	48.4%	23.3%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those customers of our services segment who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017
Passport	18.7%	17.5%	20.6%
New Mexico Health Connections	10.9%	*	*
* Represents less than 10.0% of the respective balance

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with Company A or another significant partner, or multiple partners in the aggregate, could have a material adverse effect on the Company's financial condition and results of operations.

Note 10. Leases

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. At the inception of any contract, the Company evaluates the agreement to determine whether the contract contains a lease. If the contract contains a lease, the Company then evaluates the term and whether the lease is an operating or finance lease. Most leases include one or more options to renew or may have a termination option. The Company determines whether these options are reasonably certain to be exercised or not at the inception of the lease. In addition, some leases contain escalation clauses. The rent expense is recognized on a straight-line basis in the consolidated statements of operations and comprehensive income (loss) over the term of the lease. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets.

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

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2031. Under the lease agreements, in addition to base rent, the Company is generally responsible for operating and maintenance costs and related fees. Several of these agreements include tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability on our consolidated balance sheets equal to the difference between rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis over the terms of the leases. The Company’s primary office location is in Arlington, Virginia, which has served as its corporate headquarters since 2013. The Arlington, Virginia office lease expires in January 2032. Certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois.

In connection with various lease agreements, the Company is required to maintain $3.6 million in letters of credit. As of December 31, 2019, the Company held $3.6 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit.

The following table summarizes our primary office leases as of December 31, 2019 (in thousands):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	12.1	$40,832	$1,579
Chicago, IL	11.3	41,857	232
Louisville, KY (1)	6.5	—	—
Pune, India	3.8	3,265	—
Brea, CA	2.4	2,547	—

(1) Lease payments of $4.3 million for Louisville, KY have been prepaid as of December 31, 2019.

The following table summarizes the components of our lease cost for the year ended December 31, 2019 (in thousands):

For the Year Ended December 31, 2019
Operating lease cost	$13,903
Amortization of right-of-use assets	598
Interest expense	26
Variable lease cost	4,177
Total lease cost	$18,704

As discussed in Note 3, the Company adopted ASU 2016-02 effective January 1, 2019, which resulted in accounting for leases under ASC 842. Prior to the adoption, we accounted for leases under ASC 840. In accordance with ASC 840, rent expense, net of sublease income, on operating leases was for the years ended December 31, 2018 and 2017, was $14.2 million and $10.9 million, respectively. The Company does not have any material capital leases.

Maturity of lease liabilities (in thousands) as of December 31, 2019, is as follows:

As of December 31, 2019
2020	10,747
2021	10,975
2022	9,822
2023	9,191
2024	8,614
Thereafter	53,893
Total lease payments (1)	103,242
Less:
Interest	28,115
Present value of lease liabilities	$75,127
(1) We have additional operating lease agreements for office space that have not yet commenced as of December 31, 2019. The minimum lease payments for those leases are $0.1 million and the leases will commence during 2020.

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

As of December 31, 2019
Weighted average discount rate	6.25%
Weighted average remaining lease term	9.9

Note 11. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Net loss	$(305,580)	$(54,191)	$(69,767)
Less:
Net loss attributable to non-controlling interests	(3,609)	(1,533)	(9,102)
Net loss available for common shareholders - basic and diluted (1)	(301,971)	(52,658)	(60,665)

Weighted-average common shares outstanding - basic and diluted (1)	82,364	77,338	64,351

Loss per common share
Basic and diluted	$(3.67)	$(0.68)	$(0.94)
(1) Each Class B common unit of Evolent Health LLC can be exchanged (together with a corresponding number of shares of our Class B common stock) for one share of our Class A common stock. As holders exchange their Class B common shares for Class A common shares, our interest in Evolent Health LLC will increase. Therefore, shares of our Class B common stock are not considered dilutive shares for the purposes of calculating our diluted earnings (loss) per common share as related adjustment to net income (loss) available for common shareholders would equally offset the additional shares, resulting in the same earnings (loss) per common share.

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Years Ended December 31,
	2019	2018	2017
Exchangeable Class B common stock	1,399	1,831	7,285
RSUs	813	1,027	525
Stock options	1,324	2,517	2,829
Convertible senior notes	10,361	6,176	5,201
Total	13,897	11,551	15,840

Note 12. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock LSUs and RSUs, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million shares of the Company’s common stock. As of December 31, 2019 and 2018, 4.8 million stock options and 3.8 million shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of up to 6.0 million shares of the Company’s Class A common stock to employees and non-employee directors of the Company and its consolidated subsidiaries. The 2015 Plan was amended on June 13, 2018, to increase the number of shares authorized to 10.5 million. Upon confirmation of the amended 2015 Plan, the 2011 was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan will continue to govern awards previously granted under the 2011 Plan. As of December 31, 2019 and 2018, 2.8 million and 3.3 million stock options and 4.4 million and 2.1 million RSUs have been issued, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from non-employees.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Award Type
Stock options	$4,237	$9,008	$15,487
Performance-based stock options	448	447	447
RSUs	8,877	7,766	4,503
Performance-based RSUs	(388)	388	—
LSUs	2,444	—	—
Total compensation expense by award type	$15,618	$17,609	$20,437

Line Item
Cost of revenue	$2,673	$1,475	$1,371
Selling, general and administrative expenses	12,945	16,134	19,066
Total compensation expense by financial statement line item	$15,618	$17,609	$20,437

No stock-based compensation was capitalized as software development costs for the years ended December 31, 2019, 2018 and 2017.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2019
	Unrecognized Compensation Expense	Weighted Average Period
Stock options	$5,829	2.22
Performance-based stock options	75	0.17
RSUs	12,767	2.58
LSUs	6,356	2.17
Total	$25,027

Stock Options

Other than the performance-based stock options described below, options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Weighted-average fair value per option granted	$6.52	$6.30	$8.38
Assumptions:
Expected term (in years)	6.25	6.25	6.25
Expected volatility	51.6%	38.9%	42.8%
Risk-free interest rate	1.9- 2.7%	2.6 - 2.9%	1.9 - 2.1%
Dividend yield	—%	—%	—%

The fair value of options is determined using a Black-Scholes options valuation model with the assumptions disclosed in the table above. The dividend rate is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	5,089	$9.82	6.86	$51,556
Granted	437	12.48
Exercised	(138)	7.91
Forfeited	(560)	15.63
Outstanding as of December 31, 2019	4,828	$9.44	6.01	$(1,880)

Vested and expected to vest after December 31, 2019	4,553	$9.16	5.91	$(488)

Exercisable at December 31, 2019	3,453	$7.58	5.23	$5,082

The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017, was $5.9 million, $11.3 million and $13.0 million, respectively. The total intrinsic value of options exercised during 2019, 2018 and 2017 was $0.6 million, $25.1 million and $14.2 million, respectively. We issue new shares to satisfy option exercises.

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

In addition, the percentage of options per tranche that has satisfied the market-based performance hurdle is also subject to a service completion schedule. The aggregate percentage of options eligible to vest is based upon each of the service completions dates below:

•	50% of the shares subject to the option award vested on March 1, 2019, and

•	50% of the shares subject to the option award will vest on March 1, 2020.

We measured the fair value of the performance-based stock options using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 1.83%, volatility of 65%, expected term of ten years and dividend yield of 0% as we do not currently pay dividends nor expect to do so during the expected option term. These inputs resulted in a weighted-average fair value per option granted of $6.68. During 2016 all of the average stock price milestones were achieved and therefore the awards are now only subject to the service completion obligations.

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	268	$10.27	7.17	$2,592
Outstanding as of December 31, 2019	268	10.27	6.17	(326)

Vested and expected to vest after December 31, 2019	268	$10.27	6.17	$(326)

Restricted Stock Units

Other than the performance-based RSUs described below, and other than RSUs granted to our non-employee directors which have a one year vesting period, RSUs awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and are issued to the participants for no consideration. During 2018, we also granted certain RSUs with a one-year vesting period in conjunction with the New Century Health transaction. Information with respect to our RSUs is presented below (in thousands, except for weighted-average grant-date fair value):

	Total RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	1,391	$16.01
Granted	976	10.66
Forfeited	(337)	14.81
Vested	(537)	17.54
Outstanding as of December 31, 2019	1,493	$12.23

During the years ended December 31, 2019, 2018 and 2017, we granted RSUs with a weighted-average grant date fair value of $10.66, $16.12 and $19.35, respectively, which represents the weighted-average closing price of our common stock on the grant date.

The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $7.3 million, $4.8 million and $2.9 million, respectively.

Leveraged Stock Unit Awards

During 2019, the Company granted 0.7 million shares to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. Each of the grants is subject to share price-based vesting on the business day following the third anniversary of the grant date, as follows:

•	If the stock price has increased by 33.3%, 75% of the shares will vest

•	If the stock price has increased by 50%, 100% of the shares will vest

•	If the stock price has increased by 100%, 150% of the shares will vest

•	If the stock price has increased by 200%, 200% of the shares will vest (this is the maximum possible vest amount)

We measured the fair value of the performance-based stock options using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 2.54%, volatility of 51.65%, expected term of ten years and dividend yield of 0% as we do not currently pay dividends nor expect to do so during the expected option term. These inputs resulted in a weighted-average fair value per option granted of $12.85.

Information with respect to our leveraged stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Leveraged Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	685	$12.85	9.17	$(2,603)

Vested and expected to vest after December 31, 2019	685	$12.85	9.17	$(2,603)

Performance-based RSUs

During 2018, in conjunction with the New Century Health transaction, we issued performance-based RSU awards to certain employees of New Century Health that became Evolent Health employees following the transaction. The awards were to vest based on the passage of time (18-month vesting period) and the achievement of certain operating results by New Century Health in 2019. Upon completion of the vesting period, the award recipients would have received a variable number of Evolent Health Class A common shares based on the predetermined monetary value of the award. Accordingly, these performance-based RSUs are recorded as liability awards. As one of the vesting criteria was continued employment at Evolent Health, these performance-based RSUs were considered compensation expense for the Company as opposed to contingent consideration related to the acquisition of New Century Health. See Note 4 for additional discussion of the New Century Health transaction.

The maximum monetary value of the original performance-based award, provided New Century Health meets or exceeds the defined operating results targets, was capped at $8.6 million. The fair value of the performance-based RSUs was estimated based on the real options approach, a form of the income approach, which estimated the probability of New Century Health achieving certain operating results during 2019. The most significant unobservable inputs used in the valuation of the performance-based RSUs was the risk-neutral probability of New Century Health achieving the defined operating results target or meeting the operating results target cap. A significant increase in either of those metrics, in isolation, would result in a significantly higher fair value of the performance-based RSUs. In determining the fair value of the performance-based RSUs, we determined the risk-neutral probability of New Century Health achieving operating results target was approximately 39.0% and we determined the risk-neutral probability of New Century Health meeting the operating results target cap was approximately 24.0%.

In August 2019, in connection with the settlement of the earn-out payable to the former employees of New Century Health, the Company canceled outstanding restricted stock units held by the former employees of New Century Health and issued new restricted stock units with modified performance conditions. No other changes to the original grant terms were made. In accordance with ASC Topic 718, Share Based Payments, canceled equity award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the canceled award. The modification was treated as a Type 1 modification, as the awards were expected to vest under the original terms. Incremental compensation cost of $4.7 million was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified and will be recorded over the remaining requisite service period. As of December 31, 2019, the required performance conditions for the performance-based RSUs were not met and no shares will be issued in conjunction with these awards.

Note 13. Income Taxes

An income tax benefit (expense) of $21.5 million, less than $(0.1) million and $6.6 million has been recognized for the years ending December 31, 2019, 2018, and 2017, respectively. Our loss before provision for income taxes was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Domestic	$(328,161)	$(54,681)	$(76,404)
Foreign	1,045	530	—
Loss before income taxes and non-controlling interests	$(327,116)	$(54,151)	$(76,404)

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Years Ended December 31,
	2019	2018	2017
Current
Federal	$1,175	$458	$368
State and local	14	9	266
Foreign	399	251	—
Total current tax expense	1,588	718	634
Deferred
Federal	(27,334)	(14,820)	3,202
State and local	(5,046)	(2,252)	(3,102)
Foreign	6	(49)	—
Total deferred tax expense	(32,374)	(17,121)	100
Change in valuation allowance	9,250	16,443	(7,371)
Total tax expense (benefit)	$(21,536)	$40	$(6,637)

As of December 31, 2019 and 2018, the Company has accrued income taxes payable of $0.6 million and $0.5 million, respectively, which is recorded in accrued liabilities on the consolidated balance sheets.

A reconciliation of the U.S. statutory tax rate to our effective tax rate and our statutory rate is presented below:

	For the Years Ended December 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	4.4%	3.6%	3.3%
Foreign earnings at other than U.S. rates	(0.1)%	(0.2)%	—%
Change in valuation allowance	(2.8)%	(30.4)%	(34.0)%
Change in valuation allowance, tax reform	—%	—%	43.7%
Impact of tax reform	—%	—%	(36.0)%
Non-deductible goodwill impairment	(15.8)%	—%	—%
Non-controlling interest	(0.3)%	(0.7)%	(4.6)%
Excess tax benefits on stock-based compensation	(0.2)%	3.9%	3.1%
Federal and state research tax credits	—%	4.5%	—%
Change in uncertain tax positions	0.1%	(1.1)%	—%
Effect of investment in MHG	(1.4)%	—%	—%
Change in indefinite reinvestment assertion for domestic subsidiaries	2.6%	—%	—%
Other, net	(0.8)%	(0.7)%	(1.8)%
Effective rate	6.7%	(0.1)%	8.7%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2019	2018
Deferred Tax Assets
Start-up and organizational costs	$149	$160
Internally developed software costs	—	3,283
Goodwill	19,142	—
Operating lease liabilities	18,055	—
Accrued expenses	9,534	—
Stock based compensation	8,899	—
Net operating loss carryforwards	112,316	76,019
Federal and state research tax credits	1,828	1,828
Other	3,941	861
Subtotal	173,864	82,151
Valuation allowance	(50,815)	(37,037)
Total deferred tax assets	123,049	45,114

Deferred Tax Liabilities
Internally developed software costs	14,603	—
Intangible assets	58,655	26,710
Outside basis differences	5,865	43,492
Right-of-use assets - Operating	16,180	—
Contract fulfillment costs	9,510	—
Convertible debt	15,732	—
Fixed assets	796	—
Other	3,650	—
Total deferred tax liabilities	124,991	70,202
Net deferred tax assets (liabilities)	$(1,942)	$(25,088)

As a result of the Company’s acquisition of all remaining Class B units of Evolent Health, LLC, the Company has full ownership of the assets and liabilities of Evolent Health LLC. Therefore, the Company no longer provides for deferred taxes with respect to its outside basis difference in its investment in Evolent Health LLC and recognizes such based on the differences in the financial reporting and tax basis of Evolent Health LLC’s assets and liabilities.

Changes in our valuation allowance (in thousands) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning-of-year	$37,037	$53,201	$26,376
Charged to costs and expenses	9,250	16,443	(7,371)
Charged to other accounts (1)	4,528	(32,607)	34,196
Balance at end-of-year	$50,815	$37,037	$53,201

(1)
Amounts charged to other accounts includes an increase of $4.5 million and a decrease of $32.6 million and an increase of $34.2 million charged to additional paid-in-capital for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, the effective tax rate was 6.7%, and the corresponding tax benefit recorded was $21.5 million. Our effective tax rate in 2019 was impacted by the tax expense for the impairment of non-deductible goodwill, change in valuation allowance for current year losses, and offset in part by the tax effects resulting from the Company’s acquisition of all remaining Class B units of Evolent Health, LLC, resulting in it becoming a disregarded entity for U.S. federal and state income purposes on December 26, 2019. The change in Evolent Health, LLC’s tax status results in a tax benefit from the reversal of the Company’s deferred tax liability related to its investment in certain U.S. corporate subsidiaries through Evolent Health, LLC, offset by an increase in valuation allowance. In addition, the Company intends to file a consolidated tax return beginning January 1, 2020, which results in a tax benefit offsetting the change in valuation allowance to the extent the deferred tax liabilities of our U.S. corporate subsidiaries can be used as a source of future taxable income to support the Company’s deferred tax assets. Our valuation allowance assessment is made without considering deferred tax liabilities of $1.9 million established with respect to certain indefinite-lived components that cannot be utilized against indefinite-lived deferred tax assets or components that are expected to reverse outside of the net operating loss carryover period, as these are not considered a source of future taxable income for realizing our deferred tax assets.

For the year ended December 31, 2018, the effective tax rate was (0.1)%, due to the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

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

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act establishes new U.S. tax laws impacting the Company, which included a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, an indefinite carryforward period and 80% taxable income limitation on NOLs arising after December 31, 2017, and the repeal of the corporate alternative minimum tax. As of December 31, 2017, the Company had recorded a provisional estimate of $5.8 million tax benefit for the financial statement impact of the Tax Act in accordance with SEC Staff Accounting Bulletin No. 118. As of December 22, 2018, the Company had completed the analysis based on legislative updates relating to the Tax Act currently available, which resulted in an additional SAB 118 tax benefit of $0.3 million.

As of December 31, 2019, the Company had $203 million of federal and $257 million of state NOL carryforwards available to offset future taxable income that begin to expire in 2032 and 2022, respectively, and $236 million federal and $137 million of state NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. However, as realization of such tax benefit is not more likely than not, based on our evaluation, we have established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize NOLs and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

As of December 31, 2019, the Company had $2.1 million and $0.3 million of research and development credits for federal and state income tax purposes, which could expire unutilized beginning in 2037 and 2028, respectively. The Company has established valuation allowance against those credits.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Balance at beginning-of-year	$934	$762	$—
Gross increases - tax positions in prior period	—	934	1,108
Gross decreases - tax positions in prior period	—	(762)	—
Gross increases - tax positions in current period	—	—	74
Lapse of statute of limitations	(181)	—	—
Change in tax rate	—	—	(420)
Balance at end-of-year	$753	$934	$762

We are subject to taxation in various jurisdictions in the U.S. and India. Tax years 2011 an all subsequent periods remain subject to examination by the U.S. federal and state taxing jurisdictions due to the availability of NOL carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2019, are $0.8 million of tax benefits that, if recognized, would not affect the overall effective tax rate, due to the offsetting impact on the Company’s valuation allowance. The Company has not recognized interest and penalties related to uncertain tax positions due to the current NOL position. The Company had recognized $0.9 million of uncertain tax positions as of December 31, 2018, and $0.8 million as of December 31, 2017. The Company and its subsidiaries are not currently subject to income tax audits in any U.S. state or local jurisdiction, or any foreign jurisdiction, for any tax year.

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

Note 14. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $2.6 million, $8.6 million and $8.0 million in contributions to the 401(k) plan for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 15. Investments In and Advances to Equity Method Investees

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIEs below.

As of December 31, 2019 and 2018, the Company’s economic interests in its equity method investments ranged between 4% and 70%, respectively and 4% and 40%, respectively, and voting interests in its equity method investments ranged between 25% and 57%, respectively and 4% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $9.5 million, $4.7 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements for the years ended December 31, 2019, 2018 and 2017, was $41.5 million, $10.7 million and $0.4 million, respectively.

Unconsolidated VIEs

Passport

On December 30, 2019, we completed the acquisition of approximately 70% ownership interest in Passport Buyer, which owns substantially all of the assets and assumed substantially all of the liabilities of Passport. At closing, we contributed approximately $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the following provider sponsors of Passport: the University of Louisville, the University of Louisville Physicians, the University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”). At the closing of the transaction, our economic interest in Justify Holdings, Inc. was approximately 70% and our voting interest was approximately 57%.

Global

On May 24, 2019, we completed the acquisition of approximately a 45% ownership interest in Momentum Health Group, LLC (“MHG”), the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and

1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets. The Company recognized $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability fair valued at $5.9 million at the time of the transaction. At the closing of the transaction, our economic interest in GlobalHealth was approximately 45% and our voting interest was approximately 29%. As of December 31, 2019, we hold approximately a 43% ownership interest in MHG.

As the Passport and MHG investments represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company’s balance sheets. The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the date indicated (in thousands):

	As of December 31, 2019
	Passport Buyer	Momentum Health Group, LLC
Assets:
Current assets	$271,894	$50,729
Non current assets	577	39,259
Total assets	$272,471	$89,988
Liabilities
Current liabilities	181,206	$55,442
Non current liabilities	40	44,650
Total liabilities	$181,246	$100,092

Investment carrying value	$70,000	$46,456
Loan and interest receivable	41,387	—
Guarantee	25,000	—
Maximum exposure	$136,387	$46,456

Summarized Financial Information of Equity Method Investees

The following table represents the aggregated summarized financial information as of and for the dates indicated (in thousands):

	As of December 31,
	2019	2018
Current assets	$356,085	$19,698
Non current assets	43,744	67
Current liabilities	267,300	12,748
Noncurrent liabilities	57,599	—
Non controlling interests	70,535	6,608

	For the Year Ended December 31,
	2019	2018	2017
Revenue	$387,960	$3,591	$—
Operating loss	(60,572)	(13,085)	—
Net loss	(73,685)	(13,066)	—
Net loss attributable to entity	(23,348)	(4,099)	—

Note 16. Non-controlling Interests

Immediately following the Offering Reorganization and IPO in May 2015, the Company owned 70.3% of Evolent Health LLC. The Company’s ownership percentage changes with the issuance of Class A or Class B common stock and Class B Exchanges. In order to account for any changes in the Company’s ownership of Evolent Health LLC, we record a reclassification of equity between non-controlling interests and shareholders’ equity attributable to Evolent Health, Inc.

2019

During 2019, all remaining holders of Class B units executed Class B Exchanges. These Class B Exchanges resulted in the issuance of 3.1 million shares of the Company’s Class A common stock. As a result of these Class B Exchanges and Evolent Health LLC’s cancellation of the related Class B units, the Company’s economic interest in Evolent Health LLC increased to 100% immediately following the final Class B Exchange during the quarter, and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc. The Company paid $1.3 million on behalf of certain holders of Class B units to satisfy income tax obligations related to certain exchanges.

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

As a result of this Class B Exchange and Evolent Health LLC’s cancellation of the Class B common units during the March 2018 Private Sale, the Company’s economic interest in Evolent Health LLC increased from 96.6% to 98.9% immediately following the March 2018 Private Sale and, accordingly, we reclassified a portion of our non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc.

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

2017

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

As of December 31, 2019 and 2018, we owned 100.0% and 96.1% of the economic interests in Evolent Health LLC, respectively. See Note 4 for further discussion of our business combinations and securities offerings.

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Years Ended December 31,
	2019	2018
Non-controlling interests balance as of beginning-of-year	$45,532	$35,427
Cumulative-effect adjustment from adoption of new accounting principle	—	594
Decrease in non-controlling interests as a result of Class B Exchanges	(42,377)	(34,682)
Amount attributable to NCI from business combination	6,500	—
Issuance of Class B common stock for business combination	—	42,787
Net income (loss) attributable to non-controlling interests	(3,609)	(1,533)
Reclassification of non-controlling interests	643	2,939
Non-controlling interests balance as of end-of-year	$6,689	$45,532

Note 17. Fair Value Measurement

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$3,698	—	—	$3,698
Restricted cash and restricted investments (1)	1,004	—	—	1,004
Total fair value of assets measured on a recurring basis	$4,702	$—	$—	$4,702

Liabilities
Contingent consideration (2)	$—	$—	$9,883	$9,883
Warrants (3)	—	—	7,092	7,092
Total fair value of liabilities measured on a recurring basis	$—	$—	$16,975	$16,975

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$11,391	$—	$—	$11,391
Restricted cash and restricted investments (1)	31,226	—	—	31,226
Total fair value of assets measured on a recurring basis	$42,617	$—	$—	$42,617

Liabilities
Contingent consideration (2)	$—	$—	$8,800	$8,800

(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of December 31, 2019 and 2018, as presented in the tables above.
(2) Represents the fair value of earn-out consideration related to the Passport, Global Health and other transactions, as described in Note 4. As of December 31, 2019, $3.7 million is attributable to Passport, $5.2 million to Global Health and $1.0 million is attributable to other transactions. As of December 31, 2018, $5.6 million is attributable to Passport and $3.2 million is attributable to New Century Health.
(3) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 8.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the years ended December 31, 2019 and 2018, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The strategic alliance with Passport included a provision for additional equity consideration contingent upon the Company obtaining new third-party Medicaid business in future periods. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurement of the Passport contingent consideration are the five-year risk-adjusted recurring revenue compound annual growth rate (“CAGR”) and the applicable discount rate. A significant increase in the assumed five-year risk-adjusted recurring revenue CAGR projection or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

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

The GlobalHealth transaction includes a provision for additional consideration contingent upon the Company’s future share price payable in cash or stock at the Company’s election. The fair value of the contingent consideration was estimated based on the closing market price of the common stock for a one-year look-back. The significant unobservable input used in the fair value measurement of GlobalHealth contingent consideration is the stock price volatility. A significant decrease in the stock price, would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Balance as of beginning of year	$8,800	$8,700
Additions (1)	12,992	3,200
Settlements	(800)	—
Realized and unrealized gains, net	(4,017)	(3,100)
Balance as of end of year	$16,975	$8,800

(1) Addition is related to the GlobalHealth and credit agreement transactions.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	As of December 31, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent consideration	$3,700	Real options approach	Risk-adjusted recurring revenue CAGR	93.9%	(1)
			Discount rate/time value	4.8% - 5.3%

GlobalHealth contingent consideration	$5,200	Monte Carlo simulation	Stock price volatility	80.0%	(2)

Other contingent considerations	$983	Management estimate	Adjusted EBITDA	$19,235

Warrants	$7,092	Black-Scholes	Stock price volatility	55.0%
			Annual risk free rate	1.7%

	As of December 31, 2018
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent consideration	$5,600	Real options approach	Risk-adjusted recurring revenue CAGR	103.9%	(1)
			Discount rate	5.5% - 6.5%

New Century Health contingent consideration	$3,200	Real options approach	Risk-neutral probability exceeds threshold	39.0%	(3)
			Risk-neutral probability meets earn-out cap	24.0%	(3)

(1)
The risk-adjusted recurring revenue CAGR is calculated over the five-year period 2017-2021. Given that there was no recurring revenue in 2016 and 2017, the calculation of the 2017 and 2018 growth rates is based on theoretical 2016 and 2017 recurring revenue of $1.0 million, resulting in a higher growth rate.

(2)
Equity volatility based on Evolent’s daily stock price returns for a look-back period corresponding to the time until the Second Test Date. The large one-day stock price drop on November 27, 2019, was excluded from the volatility calculation. The contingent liability expires on June 30, 2020.

(3)
These amounts represent 1) the probability that New Century Health will achieve at least the minimum level of operating results in 2019 to earn any contingent consideration (39.0%) and 2) the probability that New Century Health will achieve 2019 operating results in excess of the maximum amount of contingent consideration payable (24.0%). The risk-neutral probability rates were determined by projecting theoretical 2019 operating results using a simulation with one-million trials.

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

See Note 8 for information regarding the fair value of the 2025 Notes and 2021 Notes.

Note 18. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 15, the Company has economic interests in several entities that are accounted for under the equity method of accounting, including Passport. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to the services agreements were approximately $41.5 million, $10.7 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents assets and liabilities attributable to our related parties (in thousands):

	As of December 31,
	2019	2018
Assets
Accounts receivable	$8,781	$8,519
Prepaid expenses - current	1,592	85
Customer advance for regulatory capital requirements	40,000	—
Prepaid expenses and other noncurrent assets	2,709	2,500

Liabilities
Accounts payable	$6,429	$1,564
Accrued liabilities	2,583	798
Reserve for claims and performance-based arrangements	4,264	—

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Revenue
Transformation services	$4,009	$10,540	$597
Platform and operations services	60,325	37,490	32,335

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	28,954	9,451	22,389
Selling, general and administrative expenses	991	917	1,153

Note 19. Segment Reporting

We define our reportable segments based on the way the chief operating decision maker (“CODM”), currently the chief executive officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•
Services, which consists of our technology-enabled clinical solutions including total cost of care services and specialty care management services and comprehensive health plan administration services; and

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

The CODM uses revenue in accordance with U.S. GAAP and Adjusted EBITDA as the relevant segment performance measures to evaluate the performance of the segments and allocate resources.

Adjusted EBITDA is a segment performance financial measure that offers a useful view of the overall operation of our businesses and may be different than similarly-titled segment performance financial measures used by other companies.

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses, adjusted to exclude loss from equity method investees, gain on disposal of assets, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net loss attributable to non-controlling interests, ASC 606 transition adjustments, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, acquisition-related costs from acquisitions and business combinations, and other infrequently occurring adjustments.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Services	True Health (1)	Intersegment Eliminations	Consolidated
Revenue
For the Year Ended December 31, 2019
Services:
Transformation Services	$15,203	$—	$—	$15,203
Platform and Operations Services	671,919	—	(12,481)	659,438
Services Revenue	687,122	—	(12,481)	674,641
True Health(1):
Premiums	—	172,722	(980)	171,742
Total Revenue	687,122	172,722	(13,461)	846,383

For the Year Ended December 31, 2018
Services:
Transformation Services	$32,916	$—	$—	$32,916
Platform and Operations Services	514,515	—	(14,325)	500,190
Services Revenue	547,431	—	(14,325)	533,106
True Health(1):
Premiums	—	94,763	(806)	93,957
Total Revenue	547,431	94,763	(15,131)	627,063

For the Year Ended December 31, 2017
Services:
Transformation Services	$29,466	$—	$—	$29,466
Platform and Operations Services	405,484	—	—	405,484
Total Revenue	434,950	—	—	434,950

	Services	True Health (1)	Segments Total
For the Year Ended December 31, 2019
Adjusted EBITDA	$(14,667)	$3,699	$(10,968)

For the Year Ended December 31, 2018
Adjusted EBITDA	$21,310	$1,915	$23,225

For the Year Ended December 31, 2017
Adjusted EBITDA	$(2,204)	$—	$(2,204)

(1)	The True Health segment was created in January 2018.

The following table presents our reconciliation of segments total Adjusted EBITDA to net loss attributable to Evolent Health, Inc. (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Net loss attributable to common shareholders of Evolent Health, Inc.	$(301,971)	$(52,658)	$(60,665)
Less:
Interest income	3,987	3,440	1,656
Interest expense	(14,534)	(5,484)	(3,636)
(Provision) benefit for income taxes	21,536	(40)	6,637
Depreciation and amortization expenses	(60,913)	(44,515)	(32,368)
Goodwill impairment	(199,800)	—	—
Loss from equity method investees	(9,465)	(4,736)	(1,755)
Gain on disposal of assets	9,600	—	—
Change in fair value of contingent consideration and indemnification asset	3,997	4,104	(400)
Other income (expense), net	(492)	109	171
Net loss attributable to non-controlling interests	3,609	1,533	9,102
ASC 606 transition adjustments	—	(4,498)	—
Purchase accounting adjustments	(1,915)	(861)	(1,467)
Stock-based compensation expense	(15,618)	(17,609)	(20,437)
Severance costs	(17,350)	(2,205)	—
Amortization of contract cost assets	(2,876)	(2,456)	—
Acquisition costs	(10,769)	(2,665)	(15,964)
Adjusted EBITDA	$(10,968)	$23,225	$(2,204)

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.
Note 20. Reserve for Claims and Performance-Based Arrangements

The Company maintains reserves for its liabilities related to payments to providers and pharmacies under performance-based arrangements related to its specialty care management services. The Company also maintains reserves for claims incurred but not paid related to its capitation arrangement and for its health plan, True Health, in New Mexico.

Reserves for claims and performance-based arrangements for our Services and True Health segments reflect actual payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed to NMHC under the reinsurance agreement, as discussed further in Note 9.

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

For more recent months, and for newer lines of business where there is not sufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trend and expected loss ratio analysis that reflects expected claim payment patterns and other relevant operational considerations, or authorization analysis. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior. Authorization analysis projects costs on an authorization-level basis and also accounts for the impact of copays and deductibles, unit cost and historic discontinuation rates for treatment.

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

Activity in reserves for claims and performance-based arrangements for the years ended December 31, 2019 and 2018, was as follows (in thousands):

	For the Years Ended December 31,
	2019			2018
	Services (1)	True Health (3)	Total	Services (1)	True Health (3)	Total
Beginning balance	$17,715	$9,880	$27,595	$18,631	$—	$18,631

Incurred costs related to current year	267,064	136,303	403,367	$38,674	$70,889	$109,563
Incurred costs related to prior year	(334)	(529)	(863)	—	—	—
Paid costs related to current year	220,050	61,621	281,671	38,124	58,318	96,442
Paid costs related to prior year	8,165	8,092	16,257	—	—	—
Change during the year	38,515	66,061	104,576	550	12,571	13,121

Other adjustments (2)	(1,720)	(69,301)	(71,021)	(1,466)	(2,691)	(4,157)
Ending balance	$54,510	$6,640	$61,150	$17,715	$9,880	$27,595
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
(3) There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. Number of claims processed for the years ended December 31, 2019 and 2018 were 317,187 and 294,158, respectively.

Note 21. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of December 31, 2019 and 2018 (in thousands) were as follows:

	As of December 31, 2019				As of December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury bills	$10,784	$270	$—	$11,054	$7,982	$120	$—	$8,102
Corporate bonds	1,705	70	—	1,775	887	17	—	904
Collateralized mortgage obligations	5,472	56	(5)	5,523	545	6	—	551
Yankees	597	30	—	627	596	11	—	607
Total investments	$18,558	$426	$(5)	$18,979	$10,010	$154	$—	$10,164

The amortized cost and fair value of our investments by contractual maturities as of December 31, 2019 and 2018 (in thousands) were as follows:

	As of December 31, 2019		As of December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,807	$1,810	$—	$—
Due after one year through five years	16,121	16,542	9,666	9,813
Due after five years through ten years	630	627	344	351
Total investments	$18,558	$18,979	$10,010	$10,164

When a held-to-maturity investment is in an unrealized loss position, we assess whether or not we expect to recover the entire cost basis of the security, based on our best estimate of the present value of cash flows expected to be collected from the debt security. Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness and forecasted performance of the investee. In cases where the estimated present value of future cash flows is less than our cost basis, we recognize an other than temporary impairment and write the investment down to its fair value. The new cost basis would not be changed for subsequent recoveries in fair value.

There were no securities held in an unrealized loss position for more than twelve months as of December 31, 2019. There were no securities held in an unrealized loss position as of December 31, 2018. The Company held the following securities (in thousands) in an unrealized loss position for less than twelve months as of December 31, 2019, and expects to recover the entire cost basis of the security:

	Number of Securities	Fair Value	Unrealized Losses
Collateralized mortgage obligations	4	$2,075	$5

Note 22. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (a)
2019
Total revenue	$197,756	$191,959	$220,143	$236,525
Total operating expenses	244,402	217,192	240,281	451,120
Net loss	(48,649)	(31,900)	(25,738)	(199,293)
Net loss attributable to non-controlling interests	(1,910)	(285)	(217)	(1,197)
Net loss attributable to common shareholders of Evolent Health, Inc.	(46,739)	(31,615)	(25,521)	(198,096)

Loss per common share
Basic and Diluted	$(0.59)	$(0.38)	$(0.30)	$(2.36)

2018
Total revenue	$139,714	$144,298	$149,947	$193,104
Total operating expenses	153,846	153,264	160,977	206,456
Net loss	(14,065)	(10,031)	(12,555)	(17,540)
Net loss attributable to non-controlling interests	(439)	(115)	(126)	(853)
Net loss attributable to common shareholders of Evolent Health, Inc.	(13,626)	(9,916)	(12,429)	(16,687)

Loss per common share
Basic and Diluted	$(0.18)	$(0.13)	$(0.16)	$(0.21)

(a) Large change in results in the fourth quarter are due to goodwill impairment

Note 23. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Non-cash Investing and Financing Activities
Class A and Class B common stock issued in connection with business combinations	$23,556	$83,173	$—
Change in goodwill due to measurement period adjustments related to business combinations	(351)	(117)	1,611
Decrease in accrued financing costs related to 2021 Notes	—	—	196
Consideration for asset acquisitions or business combinations	16,000	500	—
Settlement of escrow related to asset acquisition	—	2,519	—
Settlement of indemnification asset	—	1,004	—
Tax benefit related to Accordion intangible technology	—	—	2,042
Acquisition consideration payable	800	—	—
Accrued property and equipment purchases	(527)	368	229
Accrued deferred financing costs	—	607	—
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	42,377	34,682	168,883
Decrease in deferred tax liability as a result of securities offerings and exchanges	(22)	652	12,857
Effects of Leases
Operating cash flows from operating leases	12,330	—	—
Leased assets obtained in exchange for operating lease liabilities	30,463	—	—

Supplemental Disclosures
Cash paid during the period for interest	5,037	2,500	2,472
Cash paid during the year for taxes, net	1,484	343	674

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the guidelines established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on such evaluation, our management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective because of the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
Discussion of Material Weaknesses

Management has identified material weaknesses in its internal control over financial reporting related to the areas below.

Information and Communication - We did not maintain adequate user access role definitions within certain instances of one of our claims processing systems inherited in an acquisition that supported claims for True Health New Mexico that are included in claims expense and certain claims for specialty care businesses that are included in our cost of revenue (the “System”) because of inadequate segregation of duties. This was a deficiency in the design of the control.

Control Activities - We did not maintain adequate controls over the set-up and modifications of claims data in the System. We lacked evidence of the operation of controls over claims data received from certain third-party service providers. These were deficiencies in the design and operation of the controls.

None of the control deficiencies resulted in any adjustments to our 2019 annual or interim consolidated financial statements. However, these deficiencies could result in a material misstatement to our claims expense and cost of revenue account balances that may not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Remediation Activities

We are currently in the process of remediating the material weaknesses and have taken and will continue to take steps that we believe will address the underlying causes of the material weaknesses.  The remediation plan includes (i) increased resources and efforts in System management, especially around the user access role definitions in the System, (ii) implement controls over claims data set-up and modification and claims data received from third parties. The material weaknesses cannot be considered remediated until the remediated controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Evolent Health, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evolent Health, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained an effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
Information and Communication - The Company did not maintain adequate user access role definitions within one of its claims processing systems (the “System”) because of inadequate segregation of duties. This was a deficiency in the design of the control.
Control Activities - The Company did not maintain adequate controls over the set-up and modifications of claims data in the System. The Company lacked evidence of the operation of controls over claims data received from certain third-party service providers. These were deficiencies in the design and operation of the controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 2, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 9, 2020, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2019 (the “2020 Proxy Statement”).

The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Information about our Executive Officers” in this Annual Report on Form 10-K and our 2020 Proxy Statement.

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

Item 11. Executive Compensation

Information required by this Item 11 is incorporated herein by reference to our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 is incorporated herein by reference to our 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 is incorporated herein by reference to our 2020 Proxy Statement.

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

(3)	The Exhibits listed in the Exhibit Index below are filed with or incorporated by reference into this report.

EVOLENT HEALTH, INC.
Exhibit Index

2.1*
Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference

2.2*
First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference

2.3*
Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc., Evolent Health LLC, Element Merger Sub, Inc., NCIS Holdings, Inc. and New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference

2.4*
Asset Purchase Agreement, dated May 28, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc., filed as Exhibit 2.4 to the Company’s Report on Form 10-Q filed with the SEC on August 9, 2019, and incorporated herein by reference

2.5*
First Amendment to Asset Purchase Agreement, dated as of December 30, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Justify Holdings, Inc., and Evolent Health, Inc., filed as Exhibit 2.1 to the Company’s Report on Form 8-K with the SEC on December 31, 2019, and incorporated herein by reference

3.1
Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference

3.2	Second Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on May 6, 2016, and incorporated herein by reference

4.1
Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference

4.2
Registration Rights Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

4.3
Indenture dated as of December 5, 2016, between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference

4.4
Form of 2.00% Convertible Senior Notes due 2021, filed as Exhibit A to the Indenture (Item 4.3 above), which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference

4.5
Indenture dated as of October 22, 2018, between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference

4.6
Form of 1.50% Convertible Senior Notes due 2025, filed as Exhibit A to the Indenture (Item 4.5 above), which was filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference

4.7
Registration Rights Agreement, dated May 24, 2019, by and between Evolent Health, Inc. and Momentum Health Group, LLC, filed as exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on May 28, 2019, and incorporated herein by reference.

4.8	Description of Registrant’s Securities.

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
Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.19
Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.20
Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of July 31, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.21
First Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of March 1, 2013, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.22
Second Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of April 1, 2014, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.23
Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference

10.24+
Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference

10.25+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated herein by reference

10.26+
Form of Leveraged Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019, and incorporated herein by reference

10.27*
Credit Agreement, by and among Evolent Health, Inc., Evolent Health LLC, certain subsidiaries of Evolent Health, Inc, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, dated December 30, 2019, filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 31, 2019, and incorporated herein by reference

10.28
Security Agreement, by and among Evolent Health, Inc., Evolent Health LLC, the other guarantors and the collateral agent for the benefit of the secured parties, dated December 30, 2019, filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on December 31, 2019, and incorporated herein by reference

10.29
Guarantee Agreement, by Evolent Health, Inc. and each of the other guarantors in favor of the collateral agent for the benefit of the secured parties, dated December 30, 2019, filed as Exhibit 10.3 to the Company’s Report on Form 8-K with the SEC on December 31, 2019, an incorporated herein by reference

10.30	Form of Warrant Agreement, filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on December 31, 2019, and incorporated herein by reference

16.1	Letter from PricewaterhouseCoopersLLP, dated April 9, 2019, filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed with the SEC on April 10, 2019, and incorporated herein by reference.

21.1	Subsidiaries of Evolent Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Prior Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL
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

Evolent Health, Inc.

By:	/s/ John Johnson
Name:	John Johnson
Title:	Chief Financial Officer

Dated: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Williams	Chief Executive Officer and Director	March 2, 2020
Frank Williams	(Principal Executive Officer)

/s/ John Johnson	Chief Financial Officer	March 2, 2020
John Johnson	(Principal Financial Officer)

/s/ Lydia Stone	Chief Accounting Officer and Corporate Controller	March 2, 2020
Lydia Stone	(Principal Accounting Officer)

/s/ Seth Blackley	President and Director	March 2, 2020
Seth Blackley

/s/ Michael D’Amato	Director	March 2, 2020
Michael D’Amato

/s/ M. Bridget Duffy	Director	March 2, 2020
M. Bridget Duffy, MD

/s/ David Farner	Director	March 2, 2020
David Farner

/s/ Bruce Felt	Director	March 2, 2020
Bruce Felt

/s/ Peter Grua	Director	March 2, 2020
Peter Grua

/s/ Diane Holder	Director	March 2, 2020
Diane Holder

/s/ Kenneth Samet	Director	March 2, 2020
Kenneth Samet

/s/ Cheryl Scott	Director	March 2, 2020
Cheryl Scott