Form 10-Q
period 2020-03-31
Evolent Health, Inc.
filed 2020-05-28
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 4, 2020, there were 85,476,189 shares of the registrant’s Class A common stock outstanding.

Evolent Health, Inc.

Explanatory Note

In this Quarterly Report on 10-Q, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to Evolent Health, Inc. and its consolidated subsidiaries. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company and its principal asset is all of the Class A common units of Evolent Health LLC.

On March 4, 2020, the U.S. Securities and Exchange Commission, or the SEC, issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465), or the SEC Order, that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 pandemic.

On May 11, 2020, we filed a Current Report on Form 8-K to indicate our intention to rely on the SEC Order to delay the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, or the Quarterly Report, due to circumstances related to the COVID-19 pandemic. The Company continues to have limited access to its facilities and books and records, including its corporate headquarters in Arlington, VA, due to various government-imposed restrictions. This resulted in limited support from and access to key personnel, as well as communications and similar delays among such persons thereby delaying the Company’s ability to complete its review process, finalize and file the Quarterly Report without compromising the health and safety of key personnel involved in its completion because of the ongoing COVID-19 pandemic.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•	the potential negative impact of the COVID-19 pandemic;

•
the significant portion of revenue we derive from our largest partners, and the potential loss, termination or renegotiation of our relationship or contract with University Health Care, Inc., d/b/a Passport Health Plan, a Kentucky nonprofit corporation (“Passport”) or another significant partner, or multiple partners in the aggregate;

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

•
risks related to completed and future acquisitions, investments, alliances and joint ventures, including the partnership with GlobalHealth Inc., the acquisition of assets from New Mexico Health Connections (“NMHC”), and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), Aldera Holdings, Inc. (“Aldera”), NCIS Holdings, Inc. (“New Century Health”), and Passport, which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;

•	our ability to consummate opportunities in our pipeline;

•	risks relating to our ability to maintain profitability for our total cost of care and New Century Health’s performance-based contracts and products, including capitation and risk-bearing contracts;

i

•
the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including governmental funding reductions and other policy changes, enrollment numbers for our partners’ plans (including in Florida), premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs;

•	our ability to attract new partners and successfully capture new growth opportunities;

•	the increasing number of risk-sharing arrangements we enter into with our partners;

•	our ability to recover the significant upfront costs in our partner relationships;

•	our ability to estimate the size of our target markets;

•	our ability to maintain and enhance our reputation and brand recognition;

•	consolidation in the health care industry;

•	competition which could limit our ability to maintain or expand market share within our industry;

•	risks related to governmental payer audits and actions, including whistleblower claims;

•	our ability to partner with providers due to exclusivity provisions in our contracts;

•	restrictions and penalties as a result of privacy and data protection laws;

•	adequate protection of our intellectual property, including trademarks;

•	any alleged infringement, misappropriation or violation of third-party proprietary rights;

•	our use of “open source” software;

•	our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;

•	our reliance on third parties and licensed technologies;

•	our ability to use, disclose, de-identify or license data and to integrate third-party technologies;

•	data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;

•	online security risks and breaches or failures of our security measures, including with respect to privacy of health information;

•	our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;

•	our reliance on third-party vendors to host and maintain our technology platform;

•	our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;

•	True Health New Mexico’s (“True Health”) ability to enter the individual market;

•	the risk of a significant reduction in the enrollment in our health plan;

•	our ability to accurately underwrite performance-based risk-bearing contracts;

•	risks related to our offshore operations;

•	our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;

•	the impact of additional goodwill and intangible asset impairments on our results of operations;

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

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  Our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and other documents filed with the SEC include additional factors that could affect our businesses and financial performance.

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,944	$101,008
Restricted cash and restricted investments	54,409	20,080
Accounts receivable, net (1)	107,506	75,667
Prepaid expenses and other current assets (1)	25,449	28,488
Investments, at amortized cost	1,413	1,807
Contract assets	1,752	1,751
Total current assets	258,473	228,801
Restricted cash and restricted investments	8,262	8,260
Investments, at amortized cost	17,866	16,751
Investments in and advances to equity method investees	75,074	122,618
Property and equipment, net	85,808	85,155
Right-of-use assets - operating	63,038	72,173
Customer advance for regulatory capital requirements, net of allowances (1)	39,955	40,000
Prepaid expenses and other noncurrent assets, net of allowances (1)	5,801	6,253
Contract assets	860	999
Contract cost assets	34,193	36,482
Intangible assets, net	291,627	308,459
Goodwill	569,797	572,064
Total assets	$1,450,754	$1,498,015
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (1)	$80,035	$37,488
Accrued liabilities (1)	28,203	33,343
Operating lease liability - current	5,785	6,269
Accrued compensation and employee benefits	16,195	34,691
Deferred revenue	17,023	19,828
Reserve for claims and performance-based arrangements (1)	89,010	61,150
Total current liabilities	236,251	192,769
Long-term debt, net of discount	296,676	293,667
Other long-term liabilities	7,664	11,732
Operating lease liabilities - noncurrent	60,961	68,858
Deferred tax liabilities, net	2,130	1,942
Total liabilities	603,682	568,968
Commitments and Contingencies (See Note 10)
Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 85,449,747 and 84,588,629 shares issued and outstanding, respectively	855	846
Additional paid-in-capital	1,180,288	1,173,708
Accumulated other comprehensive income (loss)	(387)	(234)
Retained earnings (accumulated deficit)	(333,684)	(251,962)
Total shareholders' equity (deficit) attributable to Evolent Health, Inc.	847,072	922,358
Non-controlling interests	—	6,689
Total shareholders' equity (deficit)	847,072	929,047
Total liabilities and shareholders' equity (deficit)	$1,450,754	$1,498,015
(1) See Note 18 for amounts attributable to related parties included in these line items.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenue
Transformation services (1)	$5,238	$3,353
Platform and operations services (1)	209,900	147,292
Premiums	32,147	47,111
Total revenue	247,285	197,756

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	175,653	117,441
Claims expenses	23,667	37,757
Selling, general and administrative expenses (1)	54,698	74,838
Depreciation and amortization expenses	16,138	14,266
Loss on disposal of assets	6,447	—
Change in fair value of contingent consideration and indemnification asset	(3,818)	100
Total operating expenses	272,785	244,402
Operating loss	(25,500)	(46,646)
Interest income	919	1,060
Interest expense	(6,285)	(3,562)
Impairment of equity method investments	(47,133)	—
Loss from equity method investees	(412)	(424)
Other income (expense), net	(71)	427
Loss before income taxes and non-controlling interests	(78,482)	(49,145)
Provision (benefit) for income taxes	270	(496)
Net loss	(78,752)	(48,649)
Net loss attributable to non-controlling interests	—	(1,910)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(78,752)	$(46,739)

Loss per common share
Basic and diluted	$(0.93)	$(0.59)

Weighted-average common shares outstanding
Basic and diluted	84,793	79,335

Comprehensive loss
Net loss	$(78,752)	$(48,649)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(153)	24
Total comprehensive loss	(78,905)	(48,625)
Total comprehensive loss attributable to non-controlling interests	—	(1,910)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(78,905)	$(46,715)

(1) See Note 18 for amounts attributable to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Three Months Ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	84,589	$846	—	$—	$1,173,708	$(234)	$(251,962)	$6,689	$929,047

Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	—	—	3,508	—	—	—	3,508
Exercise of stock options	8	1	—	—	83	—	—	—	84
Restricted stock units vested, net of shares withheld for taxes	237	2	—	—	(1,190)	—	—	—	(1,188)
Class A common stock issued for Passport earn-out	428	4	—	—	3,496	—	—	—	3,500
Class A common stock issued for GlobalHealth, Inc. earn-out	188	2	—	—	683	—	—	—	685
Disposal of assets	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	—	—	(153)	—	—	(153)
Net loss	—	—	—	—	—	—	(78,752)	—	(78,752)

Balance as of March 31, 2020	85,450	855	—	—	1,180,288	(387)	(333,684)	—	847,072

	For the Three Months Ended March 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$45,532	$1,189,356

Stock-based compensation expense	—	—	—	—	4,152	—	—	—	4,152
Exercise of stock options	11	—	—	—	123	—	—	—	123
Restricted stock units vested, net of shares withheld for taxes	203	2	—	—	(2,182)	—	—	—	(2,180)
Class A common stock issued for Passport earn-out	43	—	—	—	800	—	—	—	800
Amount attributable to NCI from 2019 business combination	—	—	—	—	—	—	—	6,500	6,500
Foreign currency translation adjustment	—	—	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	(46,739)	(1,910)	(48,649)
Reclassification of non-controlling interests	—	—	—	—	22	—	—	(22)	—

Balance as of March 31, 2019	79,429	$794	3,190	$31	$1,096,089	$(158)	$3,270	$50,100	$1,150,126

See accompanying Notes to Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements
4

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows Used In Operating Activities
Net loss	$(78,752)	$(48,649)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	(3,818)	100
Loss on disposal of assets	6,447	—
Loss from equity method investees	412	424
Depreciation and amortization expenses	16,138	14,266
Equity method investments impairment	47,133	—
Stock-based compensation expense	3,508	4,537
Deferred tax (benefit) provision	58	(492)
Amortization of contract cost assets	5,614	1,250
Amortization of deferred financing costs	3,009	2,279
Interest from customer advance for regulatory capital requirements	(650)	—
Other current operating cash inflows (outflows), net	524	427
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(36,649)	14,796
Prepaid expenses and other current and noncurrent assets	1,459	(4,174)
Contract cost assets	(3,326)	(4,565)
Accounts payable	11,068	(204)
Accrued liabilities	(678)	3,605
Accrued compensation and employee benefits	(18,143)	(9,591)
Deferred revenue	(2,623)	1,736
Reserve for claims and performance-based arrangements	27,860	2,424
Right-of-use operating assets	6,695	(12,493)
Operating lease liabilities	(5,920)	13,233
Other long-term liabilities	93	(4,618)
Net cash and restricted cash used in operating activities	(20,541)	(25,709)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions or business combinations	—	(6,000)
Customer advance for regulatory capital requirements	—	(5,400)
Loan for implementation funding	(400)	—
Disposal of non-strategic assets	(2,287)	—
Investments in and advances to equity method investees	—	(337)
Purchases of investments	(1,338)	(3,779)
Maturities and sales of investments	618	—
Investments in internal-use software and purchases of property and equipment	(7,400)	(9,462)
Purchase and maturities of restricted investments	—	(500)
Net cash and restricted cash used in investing activities	(10,807)	(25,478)
Cash Flows (Used In) from Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	33,678	(107,500)
Amount received from escrow in asset acquisition	—	500
Deferred financing costs related to 2025 Notes	—	(608)
Proceeds from stock option exercises	84	123
Taxes withheld and paid for vesting of restricted stock units	(1,188)	(2,180)
Net cash and restricted cash (used in) from financing activities	32,574	(109,665)
Effect of exchange rate on cash and cash equivalents and restricted cash	41	(19)

See accompanying Notes to Consolidated Financial Statements

	For the Three Months Ended March 31,
Net increase (decrease) in cash and cash equivalents and restricted cash	1,267	(160,871)
Cash and cash equivalents and restricted cash as of beginning-of-period	128,531	388,325
Cash and cash equivalents and restricted cash as of end-of-period	$129,798	$227,454

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and through its subsidiaries supports leading health systems and physician organizations as well as health plans to move their business models from traditional fee for service reimbursement to value-based care, which we consider to be integrated clinical and financial responsibility for populations. The Company operates through two segments.

The Company’s Services segment (“Services”) includes clinical and administrative solutions designed to help our partners manage and administer patient health in a more cost-effective manner. We have two clinical solutions: (i) total cost of care management and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one type of solution, or multiple types of solutions, depending on specific needs. True Health is our second reporting segment. True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage and individual market.

Since its inception, the Company has incurred losses from operations. As of March 31, 2020, the Company had unrestricted cash and cash equivalents of $67.9 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

The Company’s headquarters is located in Arlington, Virginia.

Evolent Health LLC Governance

Our operations are conducted through Evolent Health LLC and subsequent to the offering reorganization at the time of our initial public offering (the “Offering Reorganization”), the financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. As such, it controls Evolent Health LLC’s business and affairs and is responsible for the management of its business.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2019, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2019 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2019 Form 10-K for a complete summary of our significant accounting policies.

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

Operating Segments

Operating segments are defined as components of a business that may recognize revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of two clinical solutions: (i) total cost of care services and (ii) specialty care management services, and one administrative solution: comprehensive health plan administration services. Our True Health segment consists of a commercial health plan we operate in New Mexico that historically focused on small and large businesses. In 2020, True Health is diversifying to offer coverage for individuals and families as well as the Federal Employee Health Benefits Program. See Note 19 for a discussion of our operating results by segment.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	March 31, 2020	December 31, 2019
Collateral for letters of credit for facility leases (1)	$3,610	$3,610
Collateral with financial institutions (2)	5,745	5,742
Claims processing services (3)	51,849	18,171
Other	1,467	817
Total restricted cash and restricted investments	$62,671	$28,340

Current restricted investments	$704	$704
Current restricted cash	53,705	19,376
Total current restricted cash and restricted investments	$54,409	$20,080

Non-current restricted investments	$113	$113
Non-current restricted cash	8,149	8,147
Total non-current restricted cash and restricted investments	$8,262	$8,260

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 11 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of March 31, 2020 and December 31, 2019, approximately $1.0 million of the collateral amount was held in a trust account and invested in money market funds related to risk-sharing arrangements. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 17 for discussion of fair value measurement and Note 10 for discussion of our risk-sharing arrangements. As of both March 31, 2020 and December 31, 2019, approximately $4.7 million, of the collateral amounts were held in a FDIC participating bank account.
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

	March 31,
	2020	2019
Cash and cash equivalents	$67,944	$170,817
Restricted cash and restricted investments	62,671	57,956
Restricted investments included in restricted cash and restricted investments	(817)	(1,319)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$129,798	$227,454

Notes Receivable

Notes receivable are carried at the face amount of each note plus accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $40.0 million in the form of an advance for regulatory capital requirements (the “Passport Note”) under an agreement with Passport entered into during the second quarter of 2019. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of the surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. As of March 31, 2020, the outstanding principal balance of the Passport Note was $40.0 million, excluding approximately $2.0 million of accrued interest.

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

Impairment of Equity Method Investments

The Company considers certain factors to determine if there is a decrease in its investment value for its equity method investments that is other than temporary. The equity method investments will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis and recent operating results. If the fair value of the investment is below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. Refer to Note 15 for additional discussion regarding impairments on equity method investments.

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment tests conducted during 2020 and 2019.

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

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group exceed the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. See Note 8 for additional discussion regarding our intangible assets.

Reserves for claims and performance-based arrangements

Reserves for performance-based arrangements and claims for our Services and True Health segments reflect estimates of payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed to NMHC under a reinsurance agreement for 2019 as discussed further in Note 10. The reinsurance agreement was terminated in December 2019. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

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

Refer to Note 11 for additional lease disclosures.

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

Our True Health segment derives revenue from premiums that are earned over the terms of the related insurance policies. True Health also derived revenue in 2019 from reinsurance premiums assumed from NMHC under the terms of the reinsurance agreement (as defined in Note 10). The portion of premiums that will be earned in the future or are received prior to the effectiveness of the policy are deferred and reported as premiums received in advance. These amounts are generally classified as deferred revenue on our consolidated balance sheets.

See Note 5 for further discussion of our policies related to revenue recognition.

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, contract assets, held-to-maturity securities, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model.  The new standard results in earlier recognition of credit losses based on past events, current conditions, and reasonable and supportable forecasts.  The standard is effective for entities with fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted the requirements of this standard effective January 1, 2020 using the modified retrospective approach and recorded a cumulative effect adjustment of $3.0 million to January 1, 2020 retained earnings (accumulated deficit). Results for reporting periods beginning January 1, 2020 reflect the adoption of ASU 2016-13, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting practices. In our previous accounting policy for trade receivables and non-trade receivables, we maintained an allowance for doubtful accounts based solely on specific identification. Under the new accounting standard, we maintain our specific identification process but utilize several factors to develop historical losses reserves, including aging schedules, customer creditworthiness, and historical payment experience, which are then adjusted for current conditions and reasonable and supportable forecasts in measurement of the allowance.  In addition, for customer advances and certain off-balance sheet credit exposures, we evaluate the allowance through a discounted cash flow approach.  For held-to-maturity investment securities, we evaluate (i) historical information adjusted for current conditions and reasonable and supportable forecasts and (ii) qualitative factors to determine whether the zero-loss expectation exception applies. Refer to Note 6 for additional disclosures related to current expected credit losses.

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends Topic 820 to add, remove, and clarify disclosure requirements related to fair value measurement disclosures. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. We adopted the requirements of this standard effective January 1, 2020 and determined it did not have a material impact on our consolidated financial statements and related disclosures.

Note 4. Transactions
Equity Investments
Passport
On December 30, 2019, Passport, Passport Health Solutions, LLC, a Kentucky nonprofit limited liability company and subsidiary of Passport (“PHS I”), the Company and Justify Holdings, Inc., a Kentucky corporation and a previous subsidiary of the Company (the “Passport Buyer”), closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the following provider sponsors of Passport: the University of Louisville, the University of Louisville Physicians, the University Medical Center, the

Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”). As of December 30, 2019, Justify Holdings, Inc. became Passport Health Plan, Inc. $16.2 million of the cash consideration was placed in escrow until such time as PHS I delivers to the Passport Buyer certain owned real property and improvements. If the Passport Buyer does not meet certain statutory capital thresholds as a result of the owned real property and improvements not being transferred, the Passport Buyer can require the $16.2 million be released from escrow and returned to the Passport Buyer. If the transfer of owned real property and improvements does not occur by December 31, 2020, then Passport Buyer and PHS I will mutually agree to dispose and/or transfer the owned real property and improvements.
On June 18, 2019, we contributed the Passport Note under an agreement with Passport. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. Additionally, on June 6, 2019, the Company and Passport entered into an Indemnity Agreement (the “Indemnity Agreement”), with an insurance company (the “Surety”). The Surety issued a performance bond in the amount of $25.0 million to secure Passport’s performance under its Medicaid contract with the Kentucky Cabinet of Health and Family Services (“CHFS”). Pursuant to the Indemnity Agreement, the Company and Passport are jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s expiry date is June 30, 2020. In connection with the consummation of the transactions, the Sponsors, the Passport Buyer and a subsidiary of the Company entered into a shareholders’ agreement that provides for the governance of the Passport Buyer following the closing, and certain other rights between the parties thereto. The shareholders agreement provides that written consent of majority holders is required for certain significant governance and operational matters, including the appointment, removal or replacement of the Passport Buyer’s chief executive officer, the approval of the annual budget, and other significant matters.
In March 2019, Evolent Health LLC and Passport entered into an amendment to the prior management services agreement to expand the services provided thereunder to include additional administrative functions, as well as the oncology and cardiovascular services of New Century Health.
Passport is currently one of five Medicaid-managed care organizations serving the Commonwealth of Kentucky. Passport’s current contract to provide managed care for Medicaid expires on December 31, 2020. Passport recently submitted a proposal to continue providing managed care for Medicaid in the Commonwealth of Kentucky through December 31, 2024 in response to the ongoing “request for proposal” process (the “RFP”) of the CHFS. While Passport was not initially awarded a Kentucky managed Medicaid contract for the next contract period, the bidding process was reopened, and a revised proposal was submitted during the first quarter of 2020. Although we cannot guarantee the timing or outcome of the RFP, we expect CHFS to announce results of the RFP in the second quarter of 2020. Contracts awarded under the new RFP process are expected to begin January 1, 2021 and continue through December 31, 2024. We expect the outcome of the final RFP to have a material impact on our revenue from our management services agreement with Passport Buyer and the value of our investment in Passport beyond the current contract period. If Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our investment in Passport will be negatively impacted.
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
The Company accounts for its investment in Passport under the equity method of accounting because while it has significant influence over Passport, it shares control over the activities of Passport that most significantly impact Passport’s economic performance. These activities include approval of the annual budget, material provider network additions or deletions and the development of Passport’s amended proposal in the rebid process to the Commonwealth of Kentucky. The annual budget drives the operating decisions of Passport and primarily relates to managing the Kentucky Medicaid contract. The Kentucky Medicaid contract is critical to the success of Passport. Accordingly, the approval of the final budget of Passport for a fiscal year significantly impacts Passport’s economic performance. In addition, we analyzed the Passport transaction to determine if the Company is the primary beneficiary of a variable interest entity (a “VIE”). We considered both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that could potentially be significant to the VIE. The Company determined that its interest in this entity meets the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIE.

Loss on Disposal of Assets

During 2019, the Company, through a consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups.  During the first quarter of 2020, the Company sold its interest in the subsidiary and recorded a loss on disposal of assets of $6.4 million. The Company did not have any continuing involvement with the subsidiary after the consummation of this transaction.

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

Platform and Operations Services Revenue

Platform and Operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions.  Our clinical solutions are designed to lower the medical expenses of our partners and include our total cost of care, population health and specialty care management services; our administrative solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.  Contracts to provide these services may be developed on an integrated basis.  For purposes of revenue disaggregation, we classify contracts including both clinical and administrative solutions into the category corresponding to the majority of services provided under those contracts.

Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically includes a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue from platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

	For the Three Months Ended March 31,
	2020	2019
Services Revenue
Transformation services	$5,238	$3,353
Platform and operations services
Clinical solutions	159,836	96,631
Administrative solutions	50,025	50,661

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $125.8 million of transaction price to performance obligations that are unsatisfied as of March 31, 2020. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 38% and 73% of these remaining performance obligations by December 31, 2020, and December 31, 2021, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2020	December 31, 2019
Short-term receivables (1)	$105,019	$71,707
Long-term receivables (1)	724	709
Short-term contract assets	1,752	1,751
Long-term contract assets	860	999
Short-term deferred revenue	17,023	19,828
Long-term deferred revenue	1,494	1,330
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the three months ended March 31, 2020, are as follows (in thousands):

For the Three Months Ended March 31, 2020
Contract assets
Balance as of beginning-of-period	$2,750
Reclassification to receivables, as the right to consideration becomes unconditional	(246)
Contract assets recognized, net of reclassification to receivables	108
Balance as of end-of-period	$2,612

Deferred revenue
Balance as of beginning-of-period	$21,158
Reclassification to revenue, as a result of performance obligations satisfied	(12,529)
Cash received in advance of satisfaction of performance obligations	9,888
Balance as of end-of-period	$18,517

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous period was $1.2 million during the three months ended March 31, 2020, due primarily to net gain share as well as other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2020 and December 31, 2019, the Company had $4.4 million and $4.7 million, respectively, of contract acquisition cost assets, net of accumulated amortization, and recorded amortization expense of $0.5 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2020 and December 31, 2019, the Company had $29.8 million and $31.8 million, respectively, of contract fulfillment cost assets, net of accumulated amortization, and recorded amortization expense of $5.1 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advance for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. In addition, at March 31, 2020, as part of our analysis of expected credit losses, the Company considered the impacts of COVID-19 for the purposes of evaluating changes in the allowances for current and forward-looking conditions and determined it did not have a material impact on our allowances.
Accounts Receivable from Revenue Transactions
Accounts receivable represent the amounts owed to the Company for goods or services provided to customers or third parties. Current accounts receivables are classified within accounts receivable, net on the Company’s consolidated balance sheets, while non-current accounts receivables are classified within prepaid expenses and other noncurrent assets on the Company’s consolidated balance sheets.
We monitor our ongoing credit exposure through active review of counterparty balances against contract terms, due dates and business strategy. Our activities include timely account reconciliation, dispute resolution and payment confirmation. We may employ legal counsel to pursue recovery of defaulted receivables. In addition, the Company will establish a general reserve based on delinquency rates. Historical loss rates are determined for each delinquency bucket in 30-day past-due intervals, and then applied to the composition of the reporting date balance based on delinquency.  The allowance implied from application of the historical loss rates is then adjusted, as necessary, for current conditions and reasonable and supportable forecasts.

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets at March 31, 2020, 49% were current, 26% were past due less than 60 days, with 43% past due less than 120 days. At March 31, 2020, we reported $117.9 million of accounts receivable, certain non-trade accounts receivable included in prepaids and other assets on the consolidated balance sheet and contract assets, net of allowances of $3.4 million. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the three months ended March 31, 2020 (in thousands):

For the Three Months Ended March 31, 2020
Beginning balance as of December 31, 2019	$(41)
Cumulative transition adjustment	(2,815)
Provision for credit losses	(1,001)
Recoveries	447
Ending balance as of March 31, 2020	$(3,410)

Investments Held at Amortized Cost

In January 2018, Evolent acquired certain assets from New Mexico Health Connections, including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health, which is a wholly-owned subsidiary of Evolent. True Health invests in certain debt securities which are classified as held-to-maturity in Evolent’s consolidated financial statements because True Health, as Evolent’s wholly-owned subsidiary, has the intent and ability to hold the securities until their individual maturities. True Health invests in debt securities pursuant to an investment policy governing the nature and type of investments based on the Company’s business strategy, risk tolerance, and investment objectives.

The amortized cost of our investments as of March 31, 2020 and December 31, 2019 (in thousands) and interest income for the three months ended March 31, 2020 and 2019 were as follows:

	Amortized Cost		Interest Income for the Three Months Ended March 31,
	March 31, 2020	December 31, 2019	2020	2019
U.S. Treasury bills	$10,785	$10,784	$65	$58
Corporate bonds	1,705	1,705	15	9
Collateralized mortgage obligations	6,192	5,472	53	12
Yankees	597	597	5	5
Total investments	$19,279	$18,558	$138	$84

The Company reviewed its held-to-maturity investments to determine which types of securities have zero risk of credit loss because payments are guaranteed by a third party. Based on this analysis, the Company determined that the expected credit losses on U.S. Treasury bills and mortgage backed securities from government sponsored enterprise (“GSE”) is zero. The expected credit losses on non-GSE backed securities is considered immaterial.

As of March 31, 2020, all of the Company’s held-to-maturity investments were rated investment-grade or better and all payments of interest or principal are current.

Customer Advance for Regulatory Capital and Notes Receivable

Customer Advance for Regulatory Capital

On June 18, 2019, we contributed the Passport Note under an agreement with Passport. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. The company recorded the Passport Note at amortized cost basis, including accrued interest, on the consolidated balance sheets and reports principal in customer advance for regulatory capital requirements, net of allowances and accrued interest in prepaid expenses and other non-current assets, net. The Passport Note is subject to a minimum risk-based-capital percentage of 150% and as such, if Passport maintains or exceeds the minimum risk-based-capital percentage, the Company believes Passport has sufficient liquidity to repay all outstanding loan principal and accrued interest.

Evolent evaluated this note and employed a probability of default and loss given default framework which relies on contractual cash flows to determine the exposure at default at any point in the future. The model calculates contractual cash flows for all remaining periods of the note’s contractual life based on terms of the notes and utilize the amortization principles set forth within those terms under the assumption that the note will behave as expected under the contract. Forecasted probability of default rates and loss given default rates are applied in each future contractual period to determine the period-specific amount of default and the associated loss given that default has occurred. Forward looking probability of default and loss given default rates are forecasted using regression-based econometric techniques. Using reasonable and supportable forecasts of relevant macroeconomic conditions, Evolent forecasts expected future risk-based-capital percentages. Evolent utilizes these forecasted risk-based-capital percentages to derive the future probability of default and loss given default rates applied to the future period-specific exposure at default, as calculated based upon contractual loan terms, to derive an excepted loss estimate.

While macroeconomic conditions have deteriorated as of March 31, 2020 compared to December 31, 2019, we determined the changes in economic conditions did not have a material impact on the performance of the Passport Note.

At March 31, 2020, we reported $40.0 million of customer advances for regulatory capital, net of allowances of $45 thousand. In addition, as of January 1, 2020 and March 31, 2020, the Passport Note is current on its payments of principal and interest. While the Company is currently accruing interest on the Passport Note, it may stop accruing interest in the future if the Passport Note borrower is in default of either principal or interest payments.

Notes Receivable

On September 30, 2019, we entered into an amended agreement with an equity method investee to reduce our maximum funding for operations to $5.0 million (the “Note”) through a line of credit. The Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in monthly payments on April 30, 2019 through the note end date of April 1, 2030. As of March 31, 2020 and December 31, 2019, the equity method investee had drawn $1.4 million and $1.0 million under this Note, respectively. The Company recorded the Note at amortized cost basis, including accrued interest, on the consolidated balance sheets and reports principal in prepaid expenses and other non-current assets, net and accrued interest in prepaid expenses and other current assets, net. The remaining undrawn amount is an off-balance sheet credit commitment which is subject to measurement because the Company does not have the ability to rescind its commitment to extend this credit unconditionally. The allowance associated with the undrawn amounts is recorded in other long-term liabilities on the consolidated balance sheets and will be reclassified from other long-term liabilities to prepaid expenses and other non-current assets on the consolidated balance sheets as the Note is drawn.

Evolent evaluated this note and employed a probability of default and loss given default framework which relies on contractual cash flows to determine the exposure at default at any point in the future. The model calculates contractual cash flows for all remaining periods of the note’s contractual life based on terms of the notes and utilize the amortization principles set forth within those terms under the assumption that the note will behave as expected under the contract. Forecasted probability of default rates and loss given default rates are applied in each future contractual period to determine the period-specific amount of default and the associated loss given that default has occurred.

The probability of default assumption relies upon a set maximum period-specific rate which is derived based upon historical peer-institution loss experience. The loss given default rate for the Note is assumed to be 50% in every period. This assumption relies upon a 50/50 expectation of a good outcome versus a bad outcome given a default event’s occurrence. Under a good outcome, the Company would achieve a 100% recovery of the defaulted balance whereas under a bad outcome the Company would recover 0% of the defaulted balance.

At March 31, 2020, we reported $1.4 million of notes receivable, net of allowances on drawn principal of $14 thousand in prepaid expenses and other non-current assets and allowances on undrawn principal of $37 thousand in other long-term liabilities on the consolidated balance sheets. In addition, as of January 1, 2020 and March 31, 2020, the Note is current on its payments of principal and interest, however the Florida Agency for Healthcare Administration (the “Agency”) reviews requests for payments on a quarterly basis and will only approve the requests when it is satisfied that any repayment will not be reasonably likely to cause the borrower to be unable to meet its insolvency or surplus requirements. Circumstances under which the Agency will approve repayment include, but are not limited to, when the Premium to Surplus ratio is 10 to 1 or below. While the Company is currently accruing interest on the Note, it may stop accruing interest in the future if the Note borrower is in default of either principal or interest payments.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	March 31, 2020	December 31, 2019
Computer hardware	$11,851	$11,604
Furniture and equipment	3,590	3,649
Internal-use software development costs	119,801	112,501
Leasehold improvements	12,338	12,415
Total property and equipment	147,580	140,169
Accumulated depreciation and amortization expenses	(61,772)	(55,014)
Total property and equipment, net	$85,808	$85,155

The Company capitalized $7.3 million and $8.7 million of internal-use software development costs for the three months ended March 31, 2020 and 2019, respectively. The net book value of capitalized internal-use software development costs was $76.6 million and $74.9 million as of March 31, 2020 and December 31, 2019, respectively.

Depreciation expense related to property and equipment was $6.8 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively, of which amortization expense related to capitalized internal-use software development costs was $5.6 million and $4.1 million, respectively.

Note 8. Goodwill and Intangible Assets, Net

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

As of October 31, 2019, we determined that one of our three reporting units in the Services segment had an estimated fair value less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $199.8 million in goodwill impairment on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. If other indications of impairment exist we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations. As of March 31, 2020, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting unit’s carrying amounts that would require an additional interim impairment assessment after October 31, 2019. Considering the sharp decrease in the share price of the Company’s Class A common stock during the three months ended March 31, 2020, the Company determined indicators of an impairment were present and we performed an interim goodwill impairment assessment as of March 31, 2020. As a result of this test, the Company determined that there was no goodwill impairment of the reporting unit which recognized an impairment in the year ended December 31, 2019. As of March 31, 2020, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge for the year ended December 31, 2019 was $431.7 million.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Three Months Ended March 31, 2020
	Services	True Health	Consolidated
Balance as of December 31, 2019 (1)	$566,359	$5,705	$572,064
Goodwill disposal (2)	(2,200)	—	(2,200)
Foreign currency translation	(67)	—	(67)
Balance as of March 31, 2020	$564,092	$5,705	$569,797

	For the Three Months Ended March 31, 2019
	Services	True Health	Consolidated
Balance as of December 31, 2018 (1)	$762,419	$5,705	$768,124
Goodwill acquired	2,200	—	2,200
Foreign currency translation	10	—	10
Balance as of March 31, 2019	$764,629	$5,705	$770,334
(1) Net of cumulative inception to date impairment of $360.4 million and $160.6 million as of December 31, 2019 and 2018, respectively.
(2) Goodwill written down on disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	March 31, 2020				December 31, 2019
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	13.9	$23,300	$5,236	$18,064	14.2	$23,300	$4,891	$18,409
Customer relationships	19.7	281,219	47,354	233,865	16.8	291,519	44,750	246,769
Technology	1.7	82,922	54,259	28,663	2.0	82,922	49,760	33,162
Below market lease, net	3.7	1,118	498	620	2.2	2,048	1,334	714
Provider network contracts	3.5	14,475	4,060	10,415	3.7	12,725	3,320	9,405
Total intangible assets, net		$403,034	$111,407	$291,627		$412,514	$104,055	$308,459

Amortization expense related to intangible assets for the three months ended March 31, 2020 and 2019 was $9.3 million and $9.1 million, respectively.

Future estimated amortization of intangible assets (in thousands) as of March 31, 2020, is as follows:

2020	$23,524
2021	28,701
2022	24,819
2023	22,055
2024	16,171
Thereafter	176,357
Total future amortization of intangible assets	$291,627

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during three months ended March 31, 2020, that would require an impairment test for our intangible assets.

Note 9. Long-term Debt

Credit Agreement

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company (the “Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial secured term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019. In connection with the Credit Agreement, on December 30, 2019, the Company entered into a Security Agreement, by and among the Company, the Borrower, the other guarantors and the collateral agent for the benefit of the secured parties, and a Guarantee Agreement, by the Company and each of the other guarantors in favor of the collateral agent for the benefit of the secured parties. The Senior Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The Senior Credit Facilities are secured by a first priority security interest in all of the capital stock of the borrower and each guarantor (other than the Company) and substantially all of the assets of the borrower and each guarantor, subject to certain exceptions.
The proceeds of the Initial Term Loan were used to finance the Passport transaction and pay fees and expenses incurred in connection therewith. The proceeds of the DDTL Facility may be used, subject to the Company’s satisfaction of specified conditions, to finance the repayment or repurchase of the Company’s 2.00% Convertible Senior Notes due December 1, 2021 and to fund permitted acquisitions.  The Initial Term Loan and any loans under the DDTL Facility will mature on the date that is the earliest of (a) December 30, 2024, (b) the date on which all amounts outstanding under the Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of the 2021 Convertible Notes unless certain liquidity conditions are satisfied (the foregoing, the “Maturity Date”). The interest rate for each loan under the Senior Credit Facilities is calculated, at the option of the Borrower, at either the eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum is payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility. The Company recorded $2.0 million in interest expense related to our Credit Agreement for the three months ended March 31, 2020.
Amounts outstanding under the Senior Credit Facilities may be prepaid at the option of the Borrower subject to applicable premiums, including a make-whole premium payable on certain prepayments made prior to the second anniversary of the closing of the Senior Credit Facilities, and a call protection premium payable on the amount prepaid in certain instances as follows: (1) 4.00% of the principal amount so prepaid after the second anniversary of the closing of the Senior Credit Facilities but prior the third anniversary of the closing of the Senior Credit Facilities; (2) 3.00% of the principal amount so prepaid after the third anniversary of the closing of the Senior Credit Facilities but prior the fourth anniversary of the closing of the Senior Credit Facilities; and (3) 2.00% of the principal amount so prepaid after the fourth anniversary of the closing of the Senior Credit Facilities but prior the fifth anniversary of the closing of the Senior Credit Facilities. Amounts outstanding under the Senior Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction.
The Senior Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending

March 31, 2021. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which will be included in long-term debt, net of discount on our consolidated balance sheets and will be amortized into interest expense over the life of the agreement. For the three months ended March 31, 2020, the Company recorded $0.6 million in interest expense related to the amortization of the debt discount and the issuance costs
The Company was in compliance with all applicable covenants as of March 31, 2020.
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
2025 Notes

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued at par for net proceeds of $166.6 million. We incurred $5.9 million of debt issuance costs in connection with the 2025 Notes. The closing of the private placement of $150.0 million aggregate principal amount of the 2025 Notes occurred on October 22, 2018, and the Company completed the offering and sale of an additional $22.5 million aggregate principal amount of the 2025 Notes on October 24, 2018, pursuant to the initial purchasers’ exercise in full of their option to purchase additional notes.

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million related to the 2025 Notes for both the three months ended March 31, 2020 and 2019. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the three months ended March 31, 2020 and 2019, the Company recorded $2.2 million and $2.0 million, respectively, in interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

2021 Notes

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act. The 2021 Notes were issued at par for net proceeds of $120.4 million. We incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest method. The closing of the private placement of the 2021 Notes occurred on December 5, 2016.

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest. Upon maturity, and at the option of the holders of the 2021 Notes, the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.6 million and non-cash interest expense related to the amortization of deferred financing costs of $0.2 million for each of the three months ended March 31, 2020 and 2019, respectively.

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

Convertible Senior Notes Carrying Value

The 2025 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values of $109.4 million and $123.5 million, respectively, as of March 31, 2020. However, the 2025 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values were $109.8 million and $103.2 million, respectively, based on traded prices on April 2, 2020 and April 1, 2020, respectively, which are Level 2 inputs. As of December 31, 2019, the estimated fair value of the 2025 and 2021 Notes were $122.0 million and $111.3 million, respectively, based on a traded price on December 31, 2019 and December 11, 2019, respectively, which are Level 2 inputs. The 2025 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term convertible debt (in thousands):

	March 31, 2020	December 31, 2019
2025 Notes
Carrying value	$109,393	$107,169
Unamortized debt discount and issuance costs allocated to debt	63,107	65,331
Principal amount	$172,500	$172,500
Remaining amortization period (years)	5.5	5.8

2021 Notes
Carrying value	$123,467	$123,237
Unamortized issuance costs	1,533	1,763
Principal amount	$125,000	$125,000
Remaining amortization period (years)	1.7	1.9

Note 10. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $3.6 million as of both March 31, 2020 and December 31, 2019, respectively, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of the Company’s control and payment could be requested during 2020.

Letter of Credit

During the third quarter of 2019, the Company established an irrevocable standby letter of credit with a bank for $1.8 million for the benefit of a regulatory authority and, as such, held $1.8 million in restricted cash and restricted investments as collateral as of both March 31, 2020 and December 31, 2019, respectively. The letter of credit expired on December 31, 2019 and was automatically extended without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

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

During the second quarter of 2019, the Company and Passport, a current customer (collectively the “Indemnitors”), pursuant to a state requirement of all participating Medicaid Managed Care Organizations, entered into the Indemnity Agreement with the Surety. The Surety issued a performance bond in the amount of $25.0 million to secure the customer’s performance under a contract to provide Medicaid Managed Care Services for the benefit of a third party (the “Beneficiary”). Pursuant to the Indemnity Agreement, the Indemnitors are jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s effective date is July 1, 2019, and expiry date is June 30, 2020. To date, the Company has not incurred any material costs as a result of the Indemnity Agreement and has not accrued any liabilities related to it in the accompanying consolidated financial statements.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders for the three months ended March 31, 2020 and 2019.

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

The Company will pay certain costs and expenses, other than any underwriting discounts and commissions, in connection with the relevant resale registration statement. We did not incur any material expenses related to the resale registration statement during the three months ended March 31, 2020.

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, the Company entered into letters of credit of $5.7 million as of both March 31, 2020 and December 31, 2019, respectively, to secure potential losses related to insurance services. These amounts are in excess of our actuarial assessment of loss.

During the three months ended March 31, 2020, the Company entered into a guarantee agreement whereby it agreed to provide support on behalf of Passport Buyer to maintain a minimum risk-based-capital of 150% with the Kentucky Department of Insurance. The maximum exposure is limited to amounts funded to return Passport Buyer to a risk-based-capital of 150%, however as of March 31, 2020, no amounts have been funded under this guarantee.

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

The following summarizes premiums and claims assumed under the Reinsurance Agreement for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Reinsurance premiums assumed	$—	$25,441
Claims assumed	—	21,151
Claims-related administrative expenses	—	4,282
Decrease in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	8
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	—	1,243
Reinsurance payments	—	1,243
Receivables for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$—	$8

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

Contingencies

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the Tax Receivables Agreement (the “TRA”) with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilizaition of pre-IPO NOLs. These payment obligations are obligations of the Company. For purposes of the TRA, the benefit deemed realized by the Company will be computed by comparing its actual income tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of the Company as a result of the exchanges or had the Company had no NOL carryforward balance. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of our taxable income the Company will be required to pay 85% of the tax savings as and when realized, if any. If the Company does not have taxable income, it will not be required to make payments under the TRA for that taxable year because no tax savings were actually realized.

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020. The case, Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, Christie Spencer, and Steven Wigginton, alleges that the Company’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the amended complaint on February 6, 2020 and the briefing was completed in early March. Under the PSLRA, all discovery in the case is stayed until the motion to dismiss is decided upon by the court. Based on the Company’s investigation so far, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain, and at this early stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

The Company is not aware of any other legal proceedings or claims as of March 31, 2020, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2020, approximately 96.6% of our $129.8 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 3.0% were held in money market funds and 0.5% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partner included in our Services segment who represented at least 10.0% of our consolidated trade accounts receivable for the periods presented:

	March 31, 2020	December 31, 2019
Cook County Health and Hospitals System	55.4%	48.4%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those customers of our services segment who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
Passport	22.0%	13.1%
New Mexico Health Connections	*	14.0%
Cook County Health and Hospitals Systems	18.7%	*

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with Passport or another significant partner, or multiple partners in the aggregate, could have a material adverse effect on the Company's financial condition and results of operations.

Note 11. Leases

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

In connection with various lease agreements, the Company is required to maintain $3.6 million in letters of credit. As of March 31, 2020 and December 31, 2019, the Company held $3.6 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of March 31, 2020 (in thousands):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	11.8	$40,832	$1,579
Riverside, IL	11.0	41,179	232
Louisville, KY (1)	6.3	—	—
Pune, India	3.5	2,883	—
Brea, CA	2.2	2,328	—

(1) Lease payments of $4.1 million for Louisville, KY have been prepaid as of March 31, 2020.

The following table summarizes the components of our lease cost for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Operating lease cost	$3,056	$3,281
Amortization of right-of-use assets	149	—
Interest expense	2	—
Variable lease cost	1,052	1,455
Total lease cost	$4,259	$4,736

Maturity of lease liabilities (in thousands) as of March 31, 2020, is as follows:

Operating lease expense(1)
2020	7,396
2021	9,368
2022	8,254
2023	7,720
2024	7,116
Thereafter	52,385
Total lease payments	92,239
Less:
Interest	25,493
Present value of lease liabilities	$66,746
(1) We have additional operating lease agreements for office space that have not yet commenced as of March 31, 2020. The minimum lease payments for those leases are $5.7 million and the leases will commence during 2020.

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

March 31, 2020
Weighted average discount rate	6.25%
Weighted average remaining lease term	10.2

Note 12. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(78,752)	$(48,649)
Less:
Net loss attributable to non-controlling interests	—	(1,910)
Net loss available for common shareholders - basic and diluted (1)	$(78,752)	$(46,739)

Weighted-average common shares outstanding - basic and diluted (1)	84,793	79,335

Loss per common share
Basic and diluted	$(0.93)	$(0.59)
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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three Months Ended March 31,
	2020	2019
Exchangeable Class B common stock	—	3,190
RSUs	199	1,043
Stock options	972	1,966
Convertible senior notes	10,361	10,361
Total	11,532	16,560

Note 13. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Award Type
Stock options	$750	$1,360
Performance-based stock options	75	110
RSUs	1,856	2,430
Performance-based RSUs	—	384
LSUs	827	253
Total compensation expense by award type	$3,508	$4,537

Line Item
Cost of revenue	$392	$791
Selling, general and administrative expenses	3,116	3,746
Total compensation expense by financial statement line item	$3,508	$4,537

No stock-based compensation was capitalized as software development costs for the three months ended March 31, 2020 and 2019.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Stock options	—	381
RSUs	976	501
LSUs	380	720

Note 14. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax expense (benefit) of $0.3 million and $(0.5) million was recognized for the three months ended March 31, 2020 and 2019 respectively, which resulted in effective tax rates of (0.3)% and 1.0%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax expense recorded during the three months ended March 31, 2020 primarily relates to foreign taxes as well as an increase to those indefinite components from the tax amortization of goodwill.

As of December 31, 2019, the Company had unrecognized tax benefits of $0.8 million that, if recognized, would not affect the effective tax rate. As of March 31, 2020, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 10 above and “Part II - Item 8. Financial Statements and Supplementary Data - Note 13” in our 2019 Form 10-K for discussion of our TRA.

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

As of March 31, 2020 and December 31, 2019, the Company’s economic interests in its equity method investments ranged between 4% and 70%, and voting interests in its equity method investments ranged between 25% and 57%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the losses from these investments was approximately $0.4 million for both the three months ended March 31, 2020 and 2019, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements for the three months ended March 31, 2020 and 2019 was $59.9 million and $7.1 million, respectively.

Unconsolidated VIEs

Passport

On December 30, 2019, we completed the acquisition of approximately 70% ownership interest in Passport Buyer, which owns substantially all of the assets and assumed substantially all of the liabilities of Passport. At closing, we contributed approximately $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the Sponsors. At the closing of the transaction, our economic interest in Passport Buyer was approximately 70% and our voting interest was approximately 57%.

Global

On May 24, 2019, we completed the acquisition of approximately a 45% ownership interest in MHG, the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets. The Company recognized $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability fair valued at $5.9 million at the time of the transaction. At the closing of the transaction, our economic interest in GlobalHealth was approximately 45% and our voting interest was approximately 29%. As of March 31, 2020, we hold approximately a 43% ownership interest in MHG.

As of March 31, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we have recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the three months ended March 31, 2020.

As the Passport and MHG investments represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company’s balance sheets. The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the date indicated (in thousands):

	March 31, 2020		December 31, 2019
	Passport Buyer	Momentum Health Group, LLC	Passport Buyer	Momentum Health Group, LLC
Assets:
Current assets	$239,957	$53,680	$271,894	$50,729
Non current assets	603	35,610	577	39,259
Total assets	$240,560	$89,290	$272,471	$89,988
Liabilities:
Current liabilities	145,745	$54,618	181,206	55,442
Non current liabilities	36	44,716	40	44,650
Total liabilities	$145,781	$99,334	$181,246	$100,092

Investment carrying value	$69,907	$—	$70,000	$46,456
Loan and interest receivable	42,037	—	41,387	—
Guarantee (1)	25,000	—	25,000	—
Maximum exposure	$136,944	$—	$136,387	$46,456

(1) The $25.0 million guarantee to the Passport Buyer does not include a guarantee signed in January 2020 whereby the Company agrees to guarantee Passport Buyer will maintain a minimum risk-based-capital of 150% with the Kentucky Department of Insurance. The maximum exposure is limited to amounts funded to return Passport Buyer to a risk-based-capital of 150%, however as of March 31, 2020, no amounts have been funded under this guarantee.

Summarized Financial Information of Equity Method Investees

The following table represents the aggregated summarized financial information as of and for the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Current assets	$327,931	$356,085
Non current assets	52,845	43,744
Current liabilities	241,390	267,300
Noncurrent liabilities	45,333	57,599
Non controlling interests	63,703	70,535

	For the Three Months Ended March 31,
	2020	2019
Revenue	$683,982	$24,195
Operating loss	(5,187)	(1,501)
Net loss	(9,534)	(1,409)
Net loss attributable to entity	(6,756)	(442)

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

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three Months Ended March 31,
	2020	2019
Non-controlling interests balance as of beginning-of-year	$6,689	$45,532
Amount attributable to NCI from business combination	—	6,500
Net loss attributable to non-controlling interests	—	(1,910)
Reclassification of non-controlling interests	(6,689)	(22)
Non-controlling interests balance as of end-of-year	$—	$50,100

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$2,824	—	—	$2,824
Restricted cash and restricted investments (1)	1,006	—	—	1,006
Total fair value of assets measured on a recurring basis	$3,830	$—	$—	$3,830

Liabilities
Contingent consideration (2)	$—	$—	$4,000	$4,000
Warrants (3)	—	—	3,100	3,100
Total fair value of liabilities measured on a recurring basis	$—	$—	$7,100	$7,100

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$3,698	$—	$—	$3,698
Restricted cash and restricted investments (1)	1,004	—	—	1,004
Total fair value of assets measured on a recurring basis	$4,702	$—	$—	$4,702

Liabilities
Contingent consideration (2)	$—	$—	$9,883	$9,883
Warrants (3)	—	—	7,092	7,092
Total fair value of liabilities measured on a recurring basis	$—	$—	$16,975	$16,975

(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of March 31, 2020 and December 31, 2019, as presented in the tables above.
(2) Represents the fair value of earn-out consideration related to the Passport, GlobalHealth, Inc. and other transactions, as described in Note 4.
(3) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 9.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three months ended March 31, 2020 and 2019, respectively.

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

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Balance as of beginning of year	$16,975	$8,800
Settlements	(3,500)	(800)
Realized and unrealized gains (losses), net	(6,375)	100
Balance as of end of year	$7,100	$8,100

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	March 31, 2020
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$4,000	Management estimate	Stock price period	January - March 2020

Warrants	$3,100	Black-Scholes	Stock price volatility	58.4%
			Annual risk free rate	0.4%

	December 31, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent consideration	$3,700	Real options approach	Risk-adjusted recurring revenue CAGR	93.9%	(1)
			Discount rate/time value	4.8% - 5.3%

GlobalHealth contingent consideration	$5,200	Monte Carlo simulation	Stock price volatility	80.0%	(2)

Other contingent considerations	$983	Management estimate	Adjusted EBITDA	$19,235

Warrants	$7,092	Black-Scholes	Stock price volatility	55.0%
			Annual risk free rate	1.7%

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

See Note 9 for information regarding the fair value of the 2025 Notes and 2021 Notes.

Note 18. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 15, the Company has economic interests in several entities that are accounted for under the equity method of accounting, including Passport. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to the services agreements were approximately $59.9 million and $7.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents assets and liabilities attributable to our related parties (in thousands):

	March 31, 2020	December 31, 2019
Assets
Accounts receivable	$12,058	$8,781
Prepaid expenses - current	1,552	1,592
Customer advance for regulatory capital requirements	39,955	40,000
Prepaid expenses and other noncurrent assets	44,761	2,709

Liabilities
Accounts payable	$6,867	$6,429
Accrued liabilities	5,322	2,583
Reserve for claims and performance-based arrangements	1,037	4,264

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenue
Transformation services	$1,700	$1,159
Platform and operations services	67,948	12,944

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	3,247	7,830
Selling, general and administrative expenses	70	156

Note 19. Segment Reporting

We define our reportable segments based on the way the CODM, currently the chief executive officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•
Services, which consists of two clinical solutions: (i) total cost of care management, and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services; and

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

Adjusted EBITDA is the sum of Services Adjusted EBITDA and True Health Adjusted EBITDA and is defined as net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses, adjusted to exclude equity method investment impairments, loss from equity method investees, loss on disposal of assets, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net loss attributable to non-controlling interests, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, acquisition-related costs from acquisitions and business combinations, and other infrequently occurring adjustments.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Services	True Health	Intersegment Eliminations	Consolidated
Revenue
For the Three Months Ended March 31, 2020
Services:
Transformation services	$5,238	$—	$—	$5,238
Platform and operations services	216,195	—	(6,295)	209,900
Services revenue	221,433	—	(6,295)	215,138
True Health:
Premiums	—	32,387	(240)	32,147
Total revenue	$221,433	$32,387	$(6,535)	$247,285

For the Three Months Ended March 31, 2019
Services:
Transformation services	$3,353	$—	$—	$3,353
Platform and operations services	150,351	—	(3,059)	147,292
Services revenue	153,704	—	(3,059)	150,645
True Health:
Premiums	—	47,376	(265)	47,111
Total revenue	$153,704	$47,376	$(3,324)	$197,756

	Services	True Health	Segments Total
For the Three Months Ended March 31, 2020
Adjusted EBITDA	$3,876	$(249)	$3,627

For the Three Months Ended March 31, 2019
Adjusted EBITDA	$(15,499)	$721	$(14,778)

The following table presents our reconciliation of segments total Adjusted EBITDA to net loss attributable to Evolent Health, Inc. (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to common shareholders of Evolent Health, Inc.	$(78,752)	$(46,739)
Less:
Interest income	919	1,060
Interest expense	(6,285)	(3,562)
(Provision) benefit for income taxes	(270)	496
Depreciation and amortization expenses	(16,138)	(14,266)
Equity method investment impairment	(47,133)	—
Loss from equity method investees	(412)	(424)
Loss on disposal of assets	(6,447)	—
Change in fair value of contingent consideration and indemnification asset	3,818	(100)
Other income (expense), net	(71)	427
Net loss attributable to non-controlling interests	—	1,910
Purchase accounting adjustments	—	(596)
Stock-based compensation expense	(3,508)	(4,537)
Severance costs	(6,103)	(10,602)
Amortization of contract cost assets	(440)	(754)
Acquisition costs	(309)	(1,013)
Adjusted EBITDA	$3,627	$(14,778)

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

Reserves for claims and performance-based arrangements for our Services and True Health segments reflect actual payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed to NMHC under the reinsurance agreement, as discussed further in Note 10.

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

Activity in reserves for claims and performance-based arrangements for the three months ended March 31, 2020 and 2019, was as follows (in thousands):

	For the Three Months Ended March 31,
	2020			2019
	Services (1)	True Health (3)	Total	Services (1)	True Health (3)	Total
Beginning balance	$54,510	$6,640	$61,150	$17,715	$9,880	$27,595

Incurred costs related to current year	112,760	23,556	136,316	$33,777	$31,498	$65,275
Incurred costs related to prior year	(638)	111	(527)	6,879	6,259	13,138
Paid costs related to current year	77,351	14,883	92,234	28,684	11,682	40,366
Paid costs related to prior year	9,820	5,702	15,522	6,871	7,156	14,027
Change during the year	24,951	3,082	28,033	5,101	18,919	24,020

Other adjustments (2)	(173)	—	(173)	(438)	(21,158)	(21,596)
Ending balance	$79,288	$9,722	$89,010	$22,378	$7,641	$30,019
(1) Costs incurred to provide specialty care management services are recorded within cost of revenue in our statement of operations.
(2) Other adjustments to reserves for claims and performance-based arrangements for Services reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf. Other adjustments related to the True Health segment represent premiums received less administrative expenses related to the reinsurance agreement for amounts in 2019. Refer to Note 10 for additional information about the reinsurance agreement.
(3) There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. Number of claims processed for the three months ended March 31, 2020 and 2019 were 112,032 and 86,368, respectively.

Note 21. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of March 31, 2020 and December 31, 2019 (in thousands) were as follows:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury bills	$10,785	$568	$—	$11,353	$10,784	$270	$—	$11,054
Corporate bonds	1,705	67	—	1,772	1,705	70	—	1,775
Collateralized mortgage obligations	6,192	233	(4)	6,421	5,472	56	(5)	5,523
Yankees	597	42	—	639	597	30	—	627
Total investments	$19,279	$910	$(4)	$20,185	$18,558	$426	$(5)	$18,979

The amortized cost and fair value of our investments by contractual maturities as of March 31, 2020 and December 31, 2019 (in thousands) were as follows:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,413	$1,413	$1,807	$1,810
Due after one year through five years	17,236	18,138	16,121	16,542
Due after five years through ten years	630	634	630	627
Total investments	$19,279	$20,185	$18,558	$18,979

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

There were no securities held in an unrealized loss position for more than twelve months as of March 31, 2020 or December 31, 2019. The Company held the following securities (in thousands) in an unrealized loss position for less than twelve months as of December 31, 2019, and expects to recover the entire cost basis of the security:

	March 31, 2020			December 31, 2019
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Collateralized mortgage obligations	3	$279	$4	4	$2,075	$5

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Non-cash Investing and Financing Activities
Class A common stock issued for payment of Passport/Global earn-out	4,185	—
Increase/decrease to goodwill from measurement period adjustments/business combinations	2,200	—
Acquisition consideration payable	—	800
Accrued property and equipment purchases	213	487
Effects of Leases
Operating cash flows from operating leases	2,759	4,165
Leased assets obtained in exchange for operating lease liabilities	(7,020)	14,917

Note 23. Subsequent Events

Management performed an evaluation of subsequent events through the date that the financial statements were available to be issued and determined that it does not have any material subsequent events to disclose in these financial statements other than the transfer of its ownership interest in GlobalHealth, Inc. Refer to Note 15 for further details related to this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements presented in “Part 1 – Item 1. Financial Statements” of this Form 10-Q; our 2019 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2020.

INTRODUCTION

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

We manage our operations and allocate resources across two reportable segments, our services segment and our True Health Segment. The Company’s services segment provides our customers, who we refer to as partners, two clinical solutions: (i) total cost of care services and (ii) specialty care management services, and one administrative solution: comprehensive health plan administration services. These services enable payers and providers to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of monthly member service fees, percentage of plan premiums, shared medical savings arrangements and other performance based arrangements including taking responsibility for all or substantially all of the cost of care. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on small and large businesses. All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities, including through acquisitions and other investments. We also expect to continue to incur operating losses for the foreseeable future and if we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. In the event that Passport is not awarded a contract under the RFP, we expect that our medium-term and long-term cash flow projections will be reduced and the recent decline in our stock price may be further prolonged, resulting in additional impairments to goodwill that would be material to our results of operations.

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

The majority of our services revenue is derived from recurring multi-year contracts, which we refer to as platform and operations. Platform and operations services accounted for 84.9% and 74.5% of our consolidated revenue for the three months ended March 31, 2020 and 2019, respectively. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), and (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to: (iv) participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results. We believe performance-based contracts align our partners’ incentives with our own and enables us to capture greater value from our contracts. We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe our health system partners’ current value-based care arrangements represent a small portion of the health system’s total revenue each year.

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

As of March 31, 2020, we had contractual relationships with 36 operating partners, and a significant portion of our revenue is concentrated with two partners. For the three months ended March 31, 2020 and 2019, our revenue from Passport accounted for 22.0% and 13.1% of our total revenue, respectively, and our revenue from Cook County Health and Hospitals Systems accounted for 18.7% and less than 10.0% of total revenue, respectively. As of March 31, 2020 and December 31, 2019, our receivables from Passport accounted for 5.6% and 3.3%, respectively, of our accounts receivable our receivables from Cook County Health and Hospitals Systems accounted for 55.4% and 48.4% of our accounts receivable, respectively. We expect the outcome of the RFP in Kentucky for Passport to have a material impact on our revenue from our management services agreement with Passport beyond the current contract period. In the event that Passport is not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport subsequent to December 31, 2020, and the value of our pending investment in Passport will be negatively impacted.

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

Our True Health segment operates a commercial health plan in New Mexico. We believe True Health provides an opportunity for us to leverage our services offerings to support True Health and transform the health plan into a value-based provider-centric model of care. True Health’s largest partner, New Mexico Health Connections, comprised less than 10.0% and 14.0% of our revenue for the three months ended March 31, 2020 and 2019, respectively.

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

Evolent Health’s Response to COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. While response to the COVID-19 outbreak continues to rapidly evolve, it has led to aggressive actions to reduce the spread of the disease that have seriously disrupted activities in large segments of the economy. We are continuing to monitor the COVID-19 outbreak and its impact on our business.

Because of the nature of the services we provide, market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of March 31, 2020 we had cash and cash equivalents of $67.9 million and as of the date the financial statements were available to be issued we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

Evolent’s focus throughout this pandemic has been the health and safety of its employees and their families, as well as ensuring that we continue to furnish high quality service to our partners. Evolent has deployed a multi-faceted response to COVID-19, overseen by its Emergency Preparedness Team, led by the General Counsel and Chief Compliance Officer, that focuses on maintaining its workforce in a manner that does not disrupt service delivery or operations. Evolent is closely monitoring and overseeing any issues of noncompliance or deficiencies with client operational service level agreements and continuing to review contractual business requirements in light of state and federal mandates, emergency laws and orders, and available financial support opportunities. Evolent is also mindful of the impact COVID-19 has on its vendors and subcontractors, and we will continue to work with them regarding our collective obligations to Evolent’s clients. We required a COVID-19 Business Continuity Attestation from subcontractors and vendors in April, confirming that operational and financial obligations will be met and aiming to ensure that privacy and security risks or incidents can be mitigated and disclosed in a timely manner.

Summary of Impact of COVID-19

In evaluating the impact of COVID-19 on our services business, we considered, among other factors, the nature of the services we provide, end market trends and outlook and customer-specific trends. In evaluating our health plan businesses, we focused on possible changes in membership and medical utilization trends.

Services Business

Our two most significant service offerings in terms of revenue are specialty care management and administrative health services.  Because both of these services offerings provide critical services to our clients and their members and have relatively long lead times to implement such services, we currently do not anticipate any material near-term disruption to the relevant contracts as a result of the pandemic.

The three key end-markets we serve are Medicaid, Medicare and Commercial.

We expect to see changes in membership and medical utilization in our end-markets as a result of the COVID-19 pandemic. The pandemic has resulted in a significant increase in unemployment in the United States. Historically, Medicaid enrollment has increased during periods of rising unemployment as individuals lose access to employer sponsored healthcare and turn to government sponsored healthcare. In addition, with respect to Medicaid, many states (including Florida, Kentucky and Illinois) put in place new rules during the pandemic eliminating the ability of Medicaid health plans to dis-enroll non-paying members, as well as waiving certain eligibility requirements, which together we expect will result in higher membership during the period of the pandemic. We expect to see the opposite trend in the commercial market, where employees who are made redundant lose access to employer sponsored healthcare. We do not expect to see meaningful changes in membership in the Medicare market as a result of COVID-19. In aggregate, as more than 50% of the lives on our platform are currently in Medicaid and we generally earn revenue with respect to those lives based on a PMPM model, we expect to see a net benefit in our business from increased membership in that market in the near-term. We cannot predict the magnitude of this potential benefit, or how long it will last.

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners are experiencing declines in non-essential care, offset in part by increased costs for care of COVID-19 patients. We will continue to monitor medical utilization trends closely as the mandates are lifted and deferred care comes back on-line. Beginning late in the first quarter after declaration of the pandemic and continuing into the second quarter, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization once the mandates are lifted.

Our two largest customers in terms of revenue, Passport and Cook County Health and Hospitals Systems, together accounted for approximately 28% and 41%, respectively, of revenue for the twelve months ended December 31, 2019 and the three months ended March 31, 2020, respectively, and both participate in the Medicaid market. During the three months ended March 31, 2020, we did not see a material change in the membership at both health plans however, an increase in unemployment in Kentucky or Illinois could result in higher Medicaid enrollments in the future. In addition, towards the end of the quarter we saw modestly lower claims volume at both clients tied to State mandates curtailing non-essential care.

Health Plans

Our True Health plan serves approximately 17,000 members in the small and large group market in New Mexico as well as 6,700 members in the individual market in New Mexico. At the end of March 2020, the membership in group plans was not meaningfully changed relative to the year ended December 31, 2019. Beginning at the end of the three months ended March 31, 2020, we observed a decline in medical utilization tied to a state-wide mandate prohibiting non-essential care in the period from March 13, 2020, resulting in slightly lower than expected claims expenses. Of our four equity method health plans, three are in Medicaid and one is in Medicare. In our Medicaid equity method investees (Passport Health in Kentucky, Lighthouse Health Plan and Miami Children’s Health Plan in Florida), we did not see modest increases in membership in the last part of March however reduced medical utilization resulted in reduced claims expenses in the same period. In Medicare, GlobalHealth, Inc. in Oklahoma also saw lower medical utilization following declaration of the pandemic. While we cannot estimate the magnitude of reduced medical utilization and its impact on our business, we expect this trend to continue until the COVID-19 pandemic moderates.

Overall, we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources. We plan to actively monitor the ongoing situation and may take further actions that change our operations if required by law or that we determine are in the best interests of our employees or partners.

Transactions

During 2019, the Company undertook several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Passport

On December 30, 2019, Passport, PHS I, the Company and Passport Buyer, closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the Sponsors. As of December 30, 2019, Justify Holdings, Inc. became Passport Health Plan, Inc.

The Company accounts for its investment in Passport under the equity method of accounting because while it has significant influence over Passport, it shares control over the activities of Passport that most significantly impact Passport’s economic performance. These activities include approval of the annual budget, material provider network additions or deletions and the development of Passport’s amended proposal in the rebid process to the Commonwealth of Kentucky. The annual budget drives the operating decisions of Passport and primarily relates to managing the Kentucky Medicaid contract. The Kentucky Medicaid contract is critical to the success of Passport. Accordingly, the approval of the final budget of Passport for a fiscal year significantly impacts Passport’s economic performance. Depending on a number of factors including the timing of any exercise of the put option or the call option, and in particular in a scenario where Passport is awarded a new contract in the ongoing RFP process, our accounting for our investment in Passport may change in the future. If we determine that we are required to consolidate Passport’s results in future periods, it will have a material impact on our consolidated balance sheets and statements of operations and other comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the investment in Passport.

GlobalHealth

On May 24, 2019, we completed the acquisition of approximately a 45% ownership interest in MHG, the sole owner of MHA, which is the sole owner of GHH, which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets. The Company recognized a $9.6 million non-cash gain on disposal of assets upon the contribution. We also recognized a short-term contingent consideration liability of $6.7 million related to the transaction. At the time of the transaction, our economic interest in GlobalHealth was approximately 45% and our voting interest was approximately 29%. As of March 31, 2020, we hold approximately a 43% ownership interest in MHG. Pursuant to a security holders’ agreement among MHG and certain equity holders of MHG party thereto, we hold customary governance rights in MHG for a minority investor, including the right to appoint two of seven directors to MHG’s board of directors.

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

As of March 31, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we have recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the three months ended March 31, 2020.

Credit Agreement and Warrants

On December 30, 2019, the Company entered into the Credit Agreement, pursuant to which the lenders agreed to extend credit to the Borrower in the form of the Senior Credit Facilities, subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019 (the “Initial Term Loan”). The proceeds of the Initial Term Loan were used to finance the Passport transaction, fees and expenses incurred in connection therewith. The proceeds of the DDTL Facility may be used, subject to our satisfaction of specified conditions, to finance the repayment or repurchase of the 2021 Notes and to fund permitted acquisitions.

In conjunction with the Company’s entry into the Credit Agreement, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock at a per share purchase price equal to $8.05. Refer to “Part I - Item 1. Financial Statements - Note 9” for additional discussion relating to the Senior Credit Facilities and warrant agreements.

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

Critical Accounting Policies and Estimates

The MD&A included in our 2019 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2019 Form 10-K, except as discussed below. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model.  The new standard results in earlier recognition of credit losses based on past events, current conditions, and reasonable and supportable forecasts.  The standard is effective for entities with fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted the requirements of this standard effective January 1, 2020 using the modified retrospective approach and recorded a cumulative effect adjustment of $3.0 million to January 1, 2020 retained earnings (accumulated deficit).  In our previous accounting policy for trade receivables and non-trade receivables, we maintained an allowance for doubtful accounts based on specific identification. Under the new accounting standard, we utilize several factors to develop historical losses, including aging schedules, customer creditworthiness, and historical payment experience, which are then adjusted for current conditions and reasonable and supportable forecasts in measurement of the allowance.  In addition, for customer advances and certain off-balance sheet credit exposures, we evaluate the allowance through a discounted cash flow approach.  Refer to Note 6 for additional disclosures related to current expected credit losses.

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

Platform and Operations Services Revenue

Platform and Operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions.  Our clinical solutions are designed to lower the medical expenses of our partners and include our total cost of care, population health and specialty care management services; our administrative solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.  Contracts to provide these services may be developed on an integrated basis.  For purposes of revenue disaggregation, we classify contracts including both clinical and administrative solutions into the category corresponding to the majority of services provided under those contracts.

Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically includes a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue from platform and operations services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

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

Evolent Health, Inc. Consolidated Results

	For the Three Months Ended March 31,		Change Over Prior Period
(in thousands, except percentages)	2020	2019	$	%
Revenue
Services:
Transformation services	$5,238	$3,353	$1,885	56.2%
Platform and operations services	209,900	147,292	62,608	42.5%
Total Services	215,138	150,645	64,493	42.8%
True Health:
Premiums	32,147	47,111	(14,964)	(31.8)%
Total revenue	247,285	197,756	49,529	25.0%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	175,653	117,441	58,212	49.6%
Claims expenses	23,667	37,757	(14,090)	(37.3)%
Selling, general and administrative expenses	54,698	74,838	(20,140)	(26.9)%
Depreciation and amortization expenses	16,138	14,266	1,872	13.1%
Loss on disposal of assets	6,447	—	6,447	100.0%
Change in fair value of contingent consideration and indemnification asset	(3,818)	100	(3,918)	(3,918.0)%
Total operating expenses	272,785	244,402	28,383	11.6%
Operating loss	$(25,500)	$(46,646)	$21,146	45.3%

Transformation services revenue as a % of total revenue	2.1%	1.7%
Platform and operations services revenue as a % of total revenue	84.9%	74.5%
Premiums as a % of total revenue	13.0%	23.8%
Cost of revenue as a % of services revenue	81.6%	78.0%
Claims expenses as a % of premiums	73.6%	80.1%
Selling, general and administrative expenses as a % of total revenue	22.1%	37.8%

Comparison of the Results for the Three Months Ended March 31, 2020 to 2019

Revenue

Total revenue increased by $49.5 million, or 25.0%, to $247.3 million for the three months ended March 31, 2020, as compared to the same period in 2019.

Transformation services revenue increased by $1.9 million, or 56.2%, to $5.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due primarily to termination payments received on a transformation services agreement. Transformation services revenue accounted for 2.1% and 1.7% of our total revenue for the three months ended March 31, 2020 and 2019, respectively.

Platform and operations services revenue accounted for 84.9% and 74.5% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. Platform and operations services revenue increased by $62.6 million, or 42.5%, to $209.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily as a result of additional revenue from existing partners, new partner additions, cross-sell and an increase in our average PMPM fee.

Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. Management uses lives on platform as a supplemental performance measure because we believe that it provides insight into the unit economics of our services. We believe that this measure is also useful to investors because it allows further insight into the period over period operational performance. We ended the quarter with 36 operating partners as of March 31, 2020, as compared to 35 as of March 31, 2019.

Premiums accounted for $32.1 million and $47.1 million, or 13.0% and 23.8% of our total revenue for three months ended March 31, 2020 and 2019, respectively. Premiums decreased by $15.0 million, or 31.8%, to $32.1 million, for the three months ended March 31,

2020, as compared to the three months ended March 31, 2019. The decrease is primarily attributable to the termination of the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and we expect future True Health revenues to be diminished as a result. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Cost of Revenue

Cost of revenue increased by $58.2 million, or 49.6%, to $175.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Cost of revenue increased by approximately $59.6 million period over period as a result of growth of our revenue generating services and additional payments related to performance-based arrangements. The increase was partially offset by a decrease in our professional fees of $0.8 million due to the nature and timing of our projects, and a decrease of $0.8 million in our technology services, TPA fees, personnel costs and other costs period over period. Approximately $0.4 million and $0.8 million of total personne3l costs was attributable to stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. Cost of revenue represented 81.6% and 78.0% of total services revenue for the three months ended March 31, 2020 and 2019, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings during 2019; however, we expect our cost of revenue to decrease as a percentage of total services revenue going forward subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment were $23.7 million for the three months ended March 31, 2020, as compared to $37.8 million for the prior period. The decrease is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018 that terminated in the fourth quarter of 2019. Claims expenses represented 73.6% and 80.1% of premiums for three months ended March 31, 2020 and 2019, respectively. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the reinsurance agreement. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $20.1 million, or 26.9%, to $54.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, personnel costs decreased by $18.9 million period over period due to a reduction in employee headcount. Approximately $3.1 million and $3.7 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. Conversely, technology costs increased by $1.7 million period over period as a result of the growing customer base and service offerings. Legal fees and other costs increased by $1.4 million and $0.6 million for the three months ended March 31, 2020, as compared to 2019, respectively, due to the nature and timing of our projects. One-time transaction, transition and severance costs accounted for approximately $6.1 million and $11.6 million of total selling, general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively. Selling, general and administrative expenses represented 22.1% and 37.8% of total revenue for the three months ended March 31, 2020 and 2019, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.9 million, or 13.1%, to $16.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during 2019 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Loss on Disposal of Assets

During 2019, the Company, through a consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups.  During the first quarter of 2020, the Company sold its interest in the subsidiary and recorded a loss on disposal of assets of $6.4 million. The Company did not have any continuing involvement with the subsidiary after the consummation of this transaction.

Change in fair value of contingent consideration and indemnification asset

We recorded a (gain) loss on change in fair value of contingent consideration and indemnification asset of $(3.8) million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. This variance is the result of changes in the fair values of mark-to-market contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for further details regarding the fair value of our mark-to-market contingent liabilities.

Discussion of Non-Operating Results

Interest income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the implementation loan and Passport Note. We recorded interest income of $0.9 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Interest income decreased during 2020 as a result of lower interest income generated from the capital-only reinsurance agreement with NMHC which was terminated in the fourth quarter of 2019.

Interest expense

Our interest expense is primarily attributable to our 2021 Notes, 2025 Notes and Credit Agreement with Ares Capital Corporation.  The Company issued its 2021 Notes in December 2016. Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2021 Notes. The Company issued its 2025 Notes in October 2018. Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year at a rate equal to 1.50% per annum. The 2025 Notes contain a cash conversion option, which resulted in a debt discount of $71.8 million, allocated to equity. The amount allocated to equity, along with $3.4 million of issuance costs, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes. The Company entered into the Credit Agreement in December 2019 with Ares Credit Corporation in connection with its acquisition of Passport. Ares Capital Corporation is entitled to cash interest payments, which are payable quarterly in arrears on the last day of each March, June, September and December. The interest rate for each loan under the Senior Credit Facilities is calculated, at the option of the Borrower, at either the eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum is payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility.

We recorded interest expense (including amortization of deferred financing costs) of approximately $6.3 million and $3.6 million related to our long-term debt for the three months ended March 31, 2020 and 2019, respectively. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further details.

Impairment of Equity Method Investments

As of March 31, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we have recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the three months ended March 31, 2020.

Loss from Equity Method Investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the losses from these investments was approximately $0.4 million for the three months ended March 31, 2020 and 2019, respectively. Equity method investments are further discussed at “Part I - Item 1. Financial Statements - Note 15” in this Form 10-Q.

Provision (benefit) for income taxes

The Company recorded $0.3 million and $(0.5) million in income tax (benefit) expense for three months ended March 31, 2020 and 2019 which resulted in an effective tax rates of (0.3)% and 1.0%, respectively. The difference between our effective tax rate and our statutory rate is primarily due to the change in valuation allowance for current year losses. The Company continues to maintain a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite lived components.

Net income (loss) attributable to non-controlling interests

For the three months ended March 31, 2019, our results reflected net losses of $1.9 million attributable to non-controlling interests, which represented 4.1% of the operating losses of Evolent Health LLC. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for additional discussion of our non-controlling interests.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $25.5 million and $46.6 million for three months ended March 31, 2020 and 2019, respectively. Net cash and restricted cash used in operating activities was $20.5 million and $25.7 million for three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had $67.9 million of cash and cash equivalents and $62.7 million in restricted cash and restricted investments.

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

	For the Three Months Ended March 31,
	2020	2019
Net cash and restricted cash used in operating activities	$(20,541)	$(25,709)
Net cash and restricted cash used in investing activities	(10,807)	(25,478)
Net cash and restricted cash provided by (used in) financing activities	32,574	(109,665)

Operating Activities

Cash flows used in operating activities of $20.5 million in the three months ended March 31, 2020 were due primarily to our net loss of $78.8 million, partially offset by non-cash items, including an impairment of an equity method investment of $47.1 million, depreciation and amortization expenses of $16.1 million, stock-based compensation expense of $3.5 million and a loss on the disposal of assets of $6.4 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. An increase in accounts receivable and contract assets and contract costs assets and a decrease in accrued compensation and employee benefits contributed approximately $58.1 million to our cash outflows. Those cash outflows were partially offset by increases in accounts payable, accrued liabilities and claims reserves of $38.3 million.

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

Investing Activities

Cash flows used in investing activities of $10.8 million in the three months ended March 31, 2020 were primarily attributable to purchases of property and equipment of $7.4 million, disposal of non-strategic assets of $2.3 million and purchases of investments of $1.3 million.

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

Financing Activities

Cash flows from financing activities of $32.6 million in the three months ended March 31, 2020 were primarily related to a $33.7 million increase in working capital balances held on behalf of our partners for claims processing, offset, in part by $1.2 million of taxes withheld and paid for vests of restricted stock units.

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

Contractual Obligations

Our estimated contractual obligations (in thousands) as of March 31, 2020, were as follows:

	2020	2021-2022	2023-2024	2025+	Total
Operating leases for facilities	$7,634	$18,319	$15,884	$56,086	$97,923
Purchase obligations related to vendor contracts	5,977	6,805	93	—	12,875
Contingent loan commitments	3,600	—	—	—	3,600
Debt interest payments	11,176	23,837	21,337	2,588	58,938
Debt principal repayment	—	125,000	75,000	172,500	372,500
Contingent consideration	7,100	—	—	—	7,100
Total contractual obligations	$35,487	$173,961	$112,314	$231,174	$552,936

During the three months ended March 31, 2020, the only material change outside the ordinary course of business in the contractual obligations set forth above was the addition of the principal and interest payments related to the Credit Agreement, as discussed in the “Credit Agreement” section above.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $62.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $51.8 million, collateral for letters of credit required as security deposits for facility leases of $3.6 million, amounts held with financial institutions for risk-sharing arrangements of $5.7 million and other restricted balances as of March 31, 2020. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through March 31, 2020, the Company had not entered into any off-balance sheet arrangements, other than the operating leases and notes receivable noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part I - Item 1. Financial Statements - Note 15” within this Form 10-Q.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties. Information regarding transactions and amounts with related parties is discussed in “Part I - Item 1. Financial Statements - Note 18” within this Form 10-Q.

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

Interest Rate Risk

As of March 31, 2020, the Company had cash and cash equivalents and restricted cash and restricted investments of $130.6 million, which consisted of bank deposits with FDIC participating banks of $125.3 million, bank deposits in international banks of $0.6 million, cash equivalents deposited in a money-market fund of $3.8 million, and $0.8 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $18.5 million, which are classified as held-to-maturity investments.

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

As of March 31, 2020, we had $296.7 million, net of deferred offering costs and cash conversion discounts, of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments. Therefore, our results of operations are not subject to fluctuations in interest rates.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation losses of $0.2 million for the three months ended March 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weaknesses in the design and operation of our internal control over financial reporting as disclosed in our 2019 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective. The Company is implementing remediation efforts to address the material weaknesses as described further in “Plan of Remediation to Address Material Weaknesses in Internal Control over Financial Reporting” below.

We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified material weaknesses in its internal controls over financial reporting related to the areas below.

Information and Communication - We did not maintain adequate user access role definitions within certain instances of one of our claims processing systems inherited in an acquisition that supported claims for True Health that are included in claims expense and certain claims for specialty care businesses that are included in our cost of revenue (the “System”) because of inadequate segregation of duties. This was a deficiency in the design of the control.

Control Activities - We did not maintain adequate controls over the set-up and modifications of claims data in the System. We lacked evidence of the operation of controls over claims data received from certain third-party service providers. These were deficiencies in the design and operation of the controls.

None of the control deficiencies resulted in any adjustments to our 2019 annual or interim 2020 consolidated financial statements. However, these deficiencies could result in a material misstatement to our claims expense and cost of revenue account balances that may not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Plan of Remediation to Address Material Weaknesses in Internal Controls over Financial Reporting

Management is actively engaged in developing and implementing remediation efforts to address the material weaknesses described above. These remediation efforts are ongoing and include or are expected to include the following:

•
System enhancements, implementation of role-based access, and updated polices and control procedures related to user access role definitions and segregation of duties within certain instances of one of our claims processing systems;

•	Expanding controls and/or applying other appropriate procedures to address the design and operation of internal controls relating to the set-up and modification of claims data in the System; and

•
Enhancing procedures for the identification of control activities and monitoring of control performance to ensure that the components of internal control relating to claims data received from certain third-party service providers are present and functioning.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. The material weaknesses cannot be considered remediated until the remediated controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

For information regarding legal proceedings, see “Part I – Item 1. Financial Statements - Note 10 - Commitments and Contingencies - Litigation Matters” of this Form 10-Q.

Item 1A. Risk Factors

Risk factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2019. These risk factors are supplemented for the item described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Our business may be negatively affected by the ongoing COVID-19 pandemic.

Our operations have been and continue to be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration of the outbreak, new information which may emerge concerning the severity of COVID-19, employee mobility and productivity and the actions to contain COVID-19 or treat its impact (including federal, state and local directives to remain at home or forced business closures), among others.

The COVID-19 pandemic may impact our business, financial condition, cash flows, or results of operations in a number of ways, including the following:

•	Our subsidiary True Health New Mexico could experience delays or non-payment of premium as well as membership decreases.

•
State Medicaid agencies may experience budget pressures as a result of the pandemic which could negatively impact payments to certain of our Medicaid health plan customers and potentially cause us to incur additional bad debt expense.

•	The impact of the pandemic on certain partners could result in delayed or reduced payments to us.

•
As our employees and our partners’ employees work from home and access our system remotely, we may be subject to heightened security and privacy risks, including the risks of cyber attacks and privacy incidents.

•	It has created, and may continue to create, volatility in the capital markets and such volatility could have a negative impact on our ability to access those markets on acceptable terms, or at all.

•	Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income and the value of our investments.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the other disclosures, including the risk factors, contained in our other filings with the SEC, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness. We cannot at this time predict the impact of the COVID-19 pandemic, but it could materially adversely affect our business, including our financial position, results of operations and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2020, we issued 427,542 shares of our Class A common stock to Passport Health Plan, Inc. in connection with a contingent consideration earn-out provision pursuant to the terms of an agreement between the Company and Passport Health Plan, Inc.

The foregoing issuances were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The issuances were made without any general solicitation or advertising to recipients who represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL
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

Dated: May 27, 2020