Form 10-Q
period 2020-06-30
Evolent Health, Inc.
filed 2020-08-10
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 1, 2020, there were 85,617,165 shares of the registrant’s Class A common stock outstanding.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•the potential negative impact of the COVID-19 pandemic;
•our pending sale of certain assets of Passport to Molina Healthcare, Inc., which may not be consummated, and the economic benefits we expect to receive as a result of the transaction may not be realized;
•the significant portion of revenue we derive from our largest partners, and the potential loss, termination or renegotiation of our relationship or contract with any significant partner, or multiple partners in the aggregate;
•the decrease in expected future revenues from Passport, and the value of our investment in Passport;
•the structural change in the market for health care in the United States;
•uncertainty in the health care regulatory framework, including the potential impact of policy changes;
•uncertainty in the public exchange market;
•the uncertain impact of CMS waivers to Medicaid rules and changes in membership and rates;
•the uncertain impact the results of elections may have on health care laws and regulations;
•our ability to effectively manage our growth and maintain an efficient cost structure;
•our ability to offer new and innovative products and services;
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including the acquisition of assets from New Mexico Health Connections (“NMHC”), and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc. (“Valence Health”), Aldera Holdings, Inc. (“Aldera”), NCIS Holdings, Inc. (“New Century Health”), and Passport, which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;
•our ability to consummate opportunities in our pipeline;
•risks relating to our ability to maintain profitability for our total cost of care and New Century Health’s performance-based contracts and products, including capitation and risk-bearing contracts;
•the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including governmental funding reductions and other policy changes, enrollment numbers for our partners’ plans (including in Florida), premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs;
•our ability to attract new partners and successfully capture new growth opportunities;
•the increasing number of risk-sharing arrangements we enter into with our partners;
•our ability to recover the significant upfront costs in our partner relationships;
•our ability to estimate the size of our target markets;
•our ability to maintain and enhance our reputation and brand recognition;
•consolidation in the health care industry;
•competition which could limit our ability to maintain or expand market share within our industry;
•risks related to governmental payer audits and actions, including whistleblower claims;
•our ability to partner with providers due to exclusivity provisions in our contracts;
•restrictions and penalties as a result of privacy and data protection laws;
•adequate protection of our intellectual property, including trademarks;
•any alleged infringement, misappropriation or violation of third-party proprietary rights;
•our use of “open source” software;
i

•our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;
•our reliance on third parties and licensed technologies;
•our ability to use, disclose, de-identify or license data and to integrate third-party technologies;
•data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;
•online security risks and breaches or failures of our security measures, including with respect to privacy of health information;
•our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our users;
•our reliance on third-party vendors to host and maintain our technology platform;
•our ability to contain health care costs, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements;
•True Health New Mexico’s (“True Health”) ability to enter the individual market;
•the risk of a significant reduction in the enrollment in our health plan;
•our ability to accurately underwrite performance-based risk-bearing contracts;
•risks related to our offshore operations;
•our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;
•the impact of additional goodwill and intangible asset impairments on our results of operations;
•our indebtedness, our ability to service our indebtedness, the impact of covenants in our credit agreement on our business, our ability to access the delayed draw loan under our credit facility and our ability to obtain additional financing;
•our ability to achieve profitability in the future;
•the impact of litigation, including the ongoing class action lawsuit;
•our obligations to make payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;
•our ability to utilize benefits under the tax receivables agreement described herein;
•our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;
•the terms of agreements between us and certain of our pre-IPO investors;
•the conditional conversion feature of the 2025 convertible notes, which, if triggered, could require us to settle the 2025 convertible notes in cash;
•the impact of the accounting method for convertible debt securities that may be settled in cash;
•the potential volatility of our Class A common stock price;
•the potential decline of our Class A common stock price if a substantial number of shares are sold or become available for sale;
•provisions in our second amended and restated certificate of incorporation and second amended and restated by-laws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;
•the ability of certain of our investors to compete with us without restrictions;
•provisions in our second amended and restated certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•our intention not to pay cash dividends on our Class A common stock; and
•our ability to remediate our material weaknesses and to maintain effective internal control over certain instances of one of our claims processing systems.

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  Our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,272	$101,008
Restricted cash and restricted investments	46,894	20,080
Accounts receivable, net (1)	95,839	75,667
Prepaid expenses and other current assets (1)	30,473	28,488
Investments, at amortized cost	834	1,807
Contract assets	2,346	1,751
Total current assets	274,658	228,801
Restricted cash and restricted investments	8,759	8,260
Investments, at amortized cost	16,073	16,751
Investments in and advances to equity method investees	100,216	122,618
Property and equipment, net	88,555	85,155
Right-of-use assets - operating	66,113	72,173
Customer advance for regulatory capital requirements, net of allowances (1)	39,955	40,000
Prepaid expenses and other noncurrent assets, net of allowances (1)	6,437	6,253
Contract assets	47	999
Contract cost assets	31,713	36,482
Intangible assets, net	282,913	308,459
Goodwill	354,695	572,064
Total assets	$1,270,134	$1,498,015
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (1)	$73,691	$37,488
Accrued liabilities (1)	35,305	33,343
Operating lease liability - current	7,474	6,269
Accrued compensation and employee benefits	20,996	34,691
Deferred revenue	13,247	19,828
Reserve for claims and performance-based arrangements (1)	94,409	61,150
Total current liabilities	245,122	192,769
Long-term debt, net of discount	299,746	293,667
Other long-term liabilities	10,101	11,732
Operating lease liabilities - noncurrent	66,975	68,858
Deferred tax liabilities, net	1,326	1,942
Total liabilities	623,270	568,968
Commitments and Contingencies (See Note 10)
Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 85,456,905 and 84,588,629 shares issued and outstanding, respectively	855	846
Additional paid-in-capital	1,183,605	1,173,708
Accumulated other comprehensive income (loss)	(391)	(234)
Retained earnings (accumulated deficit)	(537,205)	(251,962)
Total shareholders' equity attributable to Evolent Health, Inc.	646,864	922,358
Non-controlling interests	—	6,689
Total shareholders' equity (deficit)	646,864	929,047
Total liabilities and shareholders' equity (deficit)	$1,270,134	$1,498,015
(1) See Note 18 for amounts attributable to related parties included in these line items.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)  (unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Transformation services (1)	$755	$1,944	$5,993	$5,297
Platform and operations services (1)	212,375	144,522	422,275	291,814
Premiums	25,502	45,493	57,649	92,604
Total revenue	238,632	191,959	485,917	389,715

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	165,812	108,383	341,465	225,824
Claims expenses	18,144	36,085	41,811	73,842
Selling, general and administrative expenses (1)	50,511	66,932	105,209	141,770
Depreciation and amortization expenses	15,778	15,292	31,916	29,558
(Gain) loss on disposal of assets	—	(9,600)	6,447	(9,600)
Goodwill impairment	215,100	—	215,100	—
Change in fair value of contingent consideration and indemnification asset	756	100	(3,062)	200
Total operating expenses	466,101	217,192	738,886	461,594
Operating loss	(227,469)	(25,233)	(252,969)	(71,879)
Interest income	842	842	1,761	1,902
Interest expense	(6,293)	(3,620)	(12,578)	(7,182)
Impairment of equity method investments	—	—	(47,133)	—
Gain (loss) from equity method investees	25,143	(1,904)	24,731	(2,328)
Other income (expense), net	352	(587)	281	(160)
Loss before income taxes and non-controlling interests	(207,425)	(30,502)	(285,907)	(79,647)
Provision (benefit) for income taxes	(3,904)	1,398	(3,634)	902
Net loss	(203,521)	(31,900)	(282,273)	(80,549)
Net loss attributable to non-controlling interests	—	(285)	—	(2,195)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(203,521)	$(31,615)	$(282,273)	$(78,354)

Loss per common share
Basic and diluted	$(2.38)	$(0.38)	$(3.32)	$(0.97)

Weighted-average common shares outstanding
Basic and diluted	85,349	82,289	84,977	80,820

Comprehensive loss
Net loss	$(203,521)	$(31,900)	$(282,273)	$(80,549)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(4)	11	(157)	35
Total comprehensive loss	(203,525)	(31,889)	(282,430)	(80,514)
Total comprehensive loss attributable to non-controlling interests	—	(285)	—	(2,195)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(203,525)	$(31,604)	$(282,430)	$(78,319)
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Three Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	85,450	$855	—	$—	$1,180,288	$(387)	$(333,684)	$—	$847,072

Stock-based compensation expense	—	—	—	—	3,703	—	—	—	3,703
Exercise of stock options	82	1	—	—	442	—	—	—	443
Restricted stock units vested, net of shares withheld for taxes	113	1	—	—	(145)	—	—	—	(144)
Share retirement	(188)	(2)	—	—	(683)	—	—	—	(685)
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(203,521)	—	(203,521)

Balance as of June 30, 2020	85,457	$855	—	$—	$1,183,605	$(391)	$(537,205)	—	$646,864

	For the Three Months Ended June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	79,429	$794	3,190	$31	$1,096,089	$(158)	$3,270	$50,100	$1,150,126

Stock-based compensation expense	—	—	—	—	4,362	—	—	—	4,362
Exercise of stock options	93	1	—	—	822	—	—	—	823
Restricted stock units vested, net of shares withheld for taxes	77	1	—	—	(223)	—	—	—	(222)
Class A common stock issued for payment of earn-outs	—	—	—	—	—	—	—	—	—
Amount attributable to NCI from 2019 business combination	—	—	—	—	—	—	—	—	—
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556
Exchange of Class B common stock	2,484	24	(2,484)	(24)	33,946	—	—	(33,946)	—
Foreign currency translation adjustment	—	—	—	—	—	11	—	—	11
Net loss	—	—	—	—	—	—	(31,615)	(285)	(31,900)
Reclassification of non-controlling interests	—	—	—	—	(209)	—	—	209	—

Balance as of June 30, 2019	83,815	$838	706	$7	$1,158,325	$(147)	$(28,345)	$16,078	$1,146,756

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Six Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	84,589	$846	—	$—	$1,173,708	$(234)	$(251,962)	$6,689	$929,047

Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	—	—	7,211	—	—	—	7,211
Exercise of stock options	90	1	—	—	525	—	—	—	526
Restricted stock units vested, net of shares withheld for taxes	350	4	—	—	(1,335)	—	—	—	(1,331)
Share retirement	(188)	(2)	—	—	(683)	—	—	—	(685)
Class A common stock issued for payment of earn-outs	616	6	—	—	4,179	—	—	—	4,185
Disposal of assets	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	—	—	(157)	—	—	(157)
Net loss	—	—	—	—	—	—	(282,273)	—	(282,273)

Balance as of June 30, 2020	85,457	$855	—	$—	$1,183,605	$(391)	$(537,205)	$—	$646,864

	For the Six Months Ended June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$45,532	$1,189,356

Stock-based compensation expense	—	—	—	—	8,515	—	—	—	8,515
Exercise of stock options	104	1	—	—	947	—	—	—	948
Restricted stock units vested, net of shares withheld for taxes	280	3	—	—	(2,408)	—	—	—	(2,405)
Class A common stock issued for payment of earn-outs	43	—	—	—	800	—	—	—	800
Amount attributable to NCI from 2019 business combination	—	—	—	—	—	—	—	6,500	6,500
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556
Exchange of Class B common stock	2,484	24	(2,484)	(24)	33,946	—	—	(33,946)	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	—	35
Net loss	—	—	—	—	—	—	(78,354)	(2,195)	(80,549)
Reclassification of non-controlling interests	—	—	—	—	(187)	—	—	187	—

Balance as of June 30, 2019	83,815	$838	706	$7	$1,158,325	$(147)	$(28,345)	$16,078	$1,146,756

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From (Used In) Operating Activities
Net loss	$(282,273)	$(80,549)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	(3,062)	200
Loss (gain) on disposal of assets	6,447	(9,600)
(Income) loss from equity method investees	(24,731)	2,328
Depreciation and amortization expenses	31,916	29,558
Goodwill impairment	215,100	—
Equity method investments impairment	47,133	—
Stock-based compensation expense	7,211	9,287
Deferred tax (benefit) provision	(892)	782
Amortization of contract cost assets	10,272	2,773
Amortization of deferred financing costs	6,079	4,600
Interest from customer advance for regulatory capital requirements	(1,316)	—
Other current operating cash inflows (outflows), net	224	527
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(23,946)	9,891
Prepaid expenses and other current and noncurrent assets	(3,912)	(8,882)
Contract cost assets	(5,503)	(8,110)
Accounts payable	11,690	1,025
Accrued liabilities	4,071	(4,167)
Accrued compensation and employee benefits	(10,118)	1,394
Deferred revenue	(6,400)	6,339
Reserve for claims and performance-based arrangements	33,259	5,457
Right-of-use operating assets	3,620	(25,350)
Operating lease liabilities	1,783	28,041
Other long-term liabilities	473	(4,786)
Net cash and restricted cash from (used in) operating activities	17,125	(39,242)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions or business combinations	—	(6,000)
Customer advance for regulatory capital requirements	—	(45,400)
Loan for implementation funding	(400)	2,830
Disposal of non-strategic assets	(2,287)	—
Investments in and advances to equity method investees	—	(16,892)
Purchases of investments	(1,447)	(7,122)
Maturities of investments	3,099	—
Investments in internal-use software and purchases of property and equipment	(17,455)	(17,739)
Purchase and maturities of restricted investments	108	(493)
Net cash and restricted cash used in investing activities	(18,382)	(90,816)
Cash Flows (Used In) from Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	26,715	(119,506)
Amount received from escrow in asset acquisition	—	500
Deferred financing costs related to 2025 Notes	—	(608)
Proceeds from stock option exercises	526	948
Taxes withheld and paid for vesting of restricted stock units	(1,331)	(2,405)
See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	2020	2019
Net cash and restricted cash from (used in) financing activities	25,910	(121,071)
Effect of exchange rate on cash and cash equivalents and restricted cash	26	(29)
Net increase (decrease) in cash and cash equivalents and restricted cash	24,679	(251,158)
Cash and cash equivalents and restricted cash as of beginning-of-period	128,531	388,325
Cash and cash equivalents and restricted cash as of end-of-period	$153,210	$137,167
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

The Company’s Services segment (“Services”) includes clinical and administrative solutions designed to help our partners manage and administer patient health in a more cost-effective manner. We have two clinical solutions: (i) total cost of care management and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one type of solution, or multiple types of solutions, depending on specific needs. True Health is our second reportable segment. True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage and individual market as well as the Federal Employee Health Benefits Program.

Since its inception, the Company has incurred losses from operations. As of June 30, 2020, the Company had unrestricted cash and cash equivalents of $98.3 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets (including equity method investments), stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and useful lives of intangible assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Operating Segments

Operating segments are defined as components of a business that may recognize revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of two clinical solutions: (i) total cost of care services and (ii) specialty care management services, and one administrative solution: comprehensive health plan administration services. Our True Health segment consists of a commercial health plan we operate in New Mexico that historically focused on small and large businesses. In 2020, True Health diversified its services to offer coverage for individuals and families as well as the Federal Employee Health Benefits Program. See Note 19 for a discussion of our operating results by segment.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	June 30, 2020	December 31, 2019
Collateral for letters of credit for facility leases (1)	$3,610	$3,610
Collateral with financial institutions (2)	5,745	5,742
Claims processing services (3)	44,886	18,171
Other	1,412	817
Total restricted cash and restricted investments	$55,653	$28,340

Current restricted investments	$100	$704
Current restricted cash	46,794	19,376
Total current restricted cash and restricted investments	$46,894	$20,080

Non-current restricted investments	$615	$113
Non-current restricted cash	8,144	8,147
Total non-current restricted cash and restricted investments	$8,759	$8,260

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 11 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of both June 30, 2020 and December 31, 2019, approximately $1.0 million of the collateral amount was held in a trust account and invested in money market funds related to risk-sharing arrangements. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 17 for discussion of fair value measurement and Note 10 for discussion of our risk-sharing arrangements. As of both June 30, 2020 and December 31, 2019, approximately $4.7 million, of the collateral amounts were held in a FDIC participating bank account.
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

	June 30,
	2020	2019
Cash and cash equivalents	$98,272	$92,821
Restricted cash and restricted investments	55,653	45,158
Restricted investments included in restricted cash and restricted investments	(715)	(812)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$153,210	$137,167

Notes Receivable

Notes receivable are carried at the face amount of each note plus accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $40.0 million in the form of an advance for regulatory capital requirements (the “Passport Note”) under an agreement that Passport entered into during the second quarter of 2019. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of the surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. As of June 30, 2020, the outstanding principal balance of the Passport Note was $40.0 million, excluding approximately $2.7 million of accrued interest.

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment tests conducted during the six months ended June 30, 2020 and the year ended December 31, 2019.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	10-20 years
Customer relationships	10-25 years
Technology	5 years
Provider network contracts	4-5 years

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

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019.

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

Note 4. Transactions
Equity Investments
Passport
On December 30, 2019, Passport, Passport Health Solutions, LLC, a Kentucky nonprofit limited liability company and subsidiary of Passport (“PHS I”), the Company and Justify Holdings, Inc., a Kentucky corporation and a previous subsidiary of the Company (the “Passport Buyer”), closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of Passport and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the following provider sponsors of Passport: the University of Louisville, the University of Louisville Physicians, the University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”). As of December 30, 2019, Justify Holdings, Inc. became Passport Health Plan, Inc. $16.2 million of the cash consideration was placed in escrow until such time as PHS I delivers to the Passport Buyer certain owned real property and improvements. During the three months ended June 30, 2020, the Passport Buyer did not meet certain statutory capital thresholds as a result of the owned real property and improvements not being transferred and $16.2 million was released from escrow and returned to the Passport Buyer. If the transfer of owned real property and improvements does not occur by December 31, 2020, then Passport Buyer and PHS I will mutually agree to dispose and/or transfer the owned real property and improvements.
The Company accounts for its investment in Passport under the equity method of accounting because while it has significant influence over Passport, it shares control over the activities of Passport that most significantly impact Passport’s economic performance. These activities include approval of material provider network additions or deletions and material agreements. Decisions on material providers are assessed frequently by Passport as a key measure in assessing the plan’s current financial Performance as medical costs account for a majority of total plan costs. Accordingly, the approval of the material provider network additions or deletions is deemed an activity that significantly impacts Passport’s operating and financial performance. In addition, we analyzed the Passport transaction to determine if the Company is the primary beneficiary of a variable interest entity (a “VIE”). We considered both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that could potentially be significant to the VIE. The Company determined that its interest in this entity meets the definition of a variable interest, however, the

Company is not the primary beneficiary since it does not have the power to direct activities that most significantly impact Passport’s performance. Therefore, the Company did not consolidate the VIE.
Passport is currently one of five Medicaid-managed care organizations serving the Commonwealth of Kentucky. Passport’s current contract to provide managed care for Medicaid expires on December 31, 2020. In 2019, Passport submitted a proposal to continue providing managed care for Medicaid in the Commonwealth of Kentucky through December 31, 2024 in response to the ongoing “request for proposal” process (the “RFP”) of the CHFS. While Passport was not initially awarded a Kentucky managed Medicaid contract for the next contract period, the bidding process was reopened, and a revised proposal was submitted during the first quarter of 2020. During May 2020, the CHFS announced that Passport was not awarded a Kentucky managed care Medicaid contract for the next contract period. As a result, we do not expect to receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020. However, we expect to recover substantially all the value of our investment in Passport. In addition, since Passport was not awarded a new Medicaid contract with CHFS, the Company is required to acquire the Sponsors’ 30% ownership interest in Passport Buyer for $20.0 million within twelve months following December 31, 2020, the expiration of Passport’s current Medicaid contract.
On June 18, 2019, we contributed the Passport Note under an agreement with Passport. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. Additionally, on June 6, 2019, the Company and Passport entered into an Indemnity Agreement (the “Indemnity Agreement”), with an insurance company (the “Surety”). The Surety issued a performance bond in the amount of $25.0 million to secure Passport’s performance under its Medicaid contract with the Kentucky Cabinet of Health and Family Services (“CHFS”). Pursuant to the Indemnity Agreement, the Company and Passport are jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s original expiry date was June 30, 2020. During the three months ended June 30, 2020, the expiry date was extended to the end of Passport’s current Medicaid contract on December 31, 2020. In connection with the consummation of the transactions, the Sponsors, the Passport Buyer and a subsidiary of the Company entered into a shareholders’ agreement that provides for the governance of the Passport Buyer following the closing, and certain other rights between the parties thereto. The shareholders agreement provides that written consent of majority holders is required for certain significant governance and operational matters, including the appointment, removal or replacement of the Passport Buyer’s chief executive officer, material changes to the provider network and other significant matters.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Services Revenue
Transformation services	$755	$1,944	$5,993	$5,297
Platform and operations services
Clinical solutions	161,774	94,573	321,582	191,204
Administrative solutions	50,562	49,058	100,616	99,683

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $108.2 million of transaction price to performance obligations that are unsatisfied as of June 30, 2020. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 33% and 69% of these remaining performance obligations by December 31, 2020, and December 31, 2021, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019
Short-term receivables (1)	$93,066	$71,707
Long-term receivables (1)	740	709
Short-term contract assets	2,346	1,751
Long-term contract assets	47	999
Short-term deferred revenue	13,247	19,828
Long-term deferred revenue	1,338	1,330
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the six months ended June 30, 2020, are as follows (in thousands):

For the Six Months Ended June 30, 2020
Contract assets
Balance as of beginning-of-period	$2,750
Reclassification to receivables, as the right to consideration becomes unconditional	(1,477)
Contract assets recognized, net of reclassification to receivables	1,120
Balance as of end-of-period	$2,393

Deferred revenue
Balance as of beginning-of-period	$21,158
Reclassification to revenue, as a result of performance obligations satisfied	(15,538)
Cash received in advance of satisfaction of performance obligations	8,965
Balance as of end-of-period	$14,585

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous period was $6.5 million and $7.7 million during the three and six months ended June 30, 2020, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2020 and December 31, 2019, the Company had $4.0 million and $4.7 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2020 and December 31, 2019, the Company had $27.7 million and $31.8 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $4.3 million and $9.4 million for the three and six months ended June 30, 2020, respectively, and $1.4 million and $2.6 million for the three and six months ended June 30, 2019.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advance for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three and six month periods ended June 30, 2020. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods, and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three and six month periods ended June 30, 2020.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets at June 30, 2020, 59% were current, 28% were past due less than 60 days, with 40% past due less than 120 days. At June 30, 2020, we reported $104.4 million of accounts receivable, certain non-trade accounts receivable included in prepaids and other assets on the consolidated balance sheet and contract assets, net of allowances of $1.5 million. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the six months ended June 30, 2020 (in thousands):

For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	$(41)
Cumulative transition adjustment	(2,815)
Provision for credit losses	(260)
Charge-offs	1,575
Balance as of June 30, 2020	$(1,541)

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

The amortized cost of our investments as of June 30, 2020 and December 31, 2019 (in thousands) and interest income for the three and six months ended June 30, 2020 were as follows:

	Amortized Cost		Interest Income for the Three Months Ended June 30,		Interest Income for the Six Months Ended June 30,
	June 30, 2020	December 31, 2019	2020	2019	2020	2019
U.S. Treasury bills	$8,909	$10,784	$57	$61	$122	$119
Corporate bonds	1,706	1,705	14	11	29	20
Collateralized mortgage obligations	5,695	5,472	51	17	104	29
Yankees	597	597	6	6	11	11
Total investments	$16,907	$18,558	$128	$95	$266	$179

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

As of June 30, 2020, all of the Company’s held-to-maturity investments were rated investment-grade or better and all payments of interest or principal are current.

Customer Advance for Regulatory Capital and Notes Receivable

Customer Advance for Regulatory Capital

On June 18, 2019, we contributed the Passport Note under an agreement with Passport. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. The company recorded the Passport Note at amortized cost basis, including accrued interest of $2.7 million, on the consolidated balance sheets and reports principal in customer advance for regulatory capital requirements, net of allowances and accrued interest in prepaid expenses and other non-current assets, net. The Passport Note is subject to a minimum risk-based-capital percentage of 150% and as such, if Passport maintains or exceeds the minimum risk-based-capital percentage, the Company believes Passport has sufficient liquidity to repay all outstanding loan principal and accrued interest.

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

While macroeconomic conditions have deteriorated as of June 30, 2020 compared to December 31, 2019, we determined the changes in economic conditions did not have a material impact on the performance of the Passport Note because there is sufficient risk-based-capital to repay all principal and accrued interest.

At June 30, 2020, we reported $40.0 million of customer advances for regulatory capital, net of allowances of $45 thousand. Principal and all accrued interest is due at maturity of the note on July 1, 2025. While the Company is currently accruing interest on the Passport Note, it may stop accruing interest in the future if the Passport Note borrower is in default of either principal or interest payments.

Notes Receivable

On September 30, 2019, we entered into an amended agreement with an equity method investee to reduce our maximum funding for operations to $5.0 million (the “Note”) through a line of credit. The Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in monthly payments on April 30, 2019 through the note end date of April 1, 2030. As of June 30, 2020 and December 31, 2019, the equity method investee had drawn $1.4 million and $1.0 million under this Note, respectively. The Company recorded the Note at amortized cost basis, including accrued interest, on the consolidated balance sheets and reports principal in prepaid expenses and other non-current assets, net and accrued interest in prepaid expenses and other current assets, net. The remaining undrawn amount is an off-balance sheet credit commitment which is subject to measurement because the Company does not have the ability to rescind its commitment to extend this credit unconditionally. The allowance associated with the undrawn amounts is recorded in other long-term liabilities on the consolidated balance sheets and will be reclassified from other long-term liabilities to prepaid expenses and other non-current assets on the consolidated balance sheets as the Note is drawn.

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

At June 30, 2020, we reported $1.4 million of notes receivable, net of allowances on drawn principal of $14 thousand in prepaid expenses and other non-current assets and allowances on undrawn principal of $37 thousand in other long-term liabilities on the consolidated balance sheets. In addition, as of January 1, 2020 and June 30, 2020, the Note is current on its payments of principal and interest, however the Florida Agency for Healthcare Administration (the “Agency”) reviews requests for payments on a quarterly basis and will only approve the requests when it is satisfied that any repayment will not be reasonably likely to cause the borrower to be unable to meet its insolvency or surplus requirements. Circumstances under which the Agency will approve repayment include, but are not limited to, when the Premium to Surplus ratio is 10 to 1 or below. While the Company is currently accruing interest on the Note, it may stop accruing interest in the future if the Note borrower is in default of either principal or interest payments.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	June 30, 2020	December 31, 2019
Computer hardware	$12,061	$11,604
Furniture and equipment	3,588	3,649
Internal-use software development costs	126,203	112,501
Leasehold improvements	15,537	12,415
Total property and equipment	157,389	140,169
Accumulated depreciation and amortization expenses	(68,834)	(55,014)
Total property and equipment, net	$88,555	$85,155

The Company capitalized $6.4 million and $13.7 million of internal-use software development costs for the three and six months ended June 30, 2020, respectively and $8.2 million and $16.9 million for the three and six months ended June 30, 2019, respectively. The net book value of capitalized internal-use software development costs was $77.1 million and $74.9 million as of June 30, 2020 and December 31, 2019, respectively.

Depreciation expense related to property and equipment was $7.1 million and $13.9 million for the three and six months ended June 30, 2020, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.0 million and $11.6 million, respectively. Depreciation expense related to property and equipment was $5.7 million and $10.9 million for the three and six months ended June 30, 2019, respectively, of which $4.5 million and $8.6 million amortization expense related to capitalized internal-use software development costs.

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

2019 Goodwill Impairment Test

During the second half of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the period from May 1 to October 31 decreased by $6.59 per common share, or 43.5%, compared to the average closing price for the period from January 1 to April 30. In addition, it was not certain that Passport would be awarded a Kentucky managed Medicaid contract for the next contract period, which was expected to begin on January 1, 2021. Since Passport was not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our investment in Passport and goodwill will be negatively impacted. The non-renewal of Passport’s contract would reduce our medium-term and long-term cash flow projections for one of our reporting units, causing the decline in our stock price to possibly be further prolonged, indicating it is more likely than not that that the fair value of the reporting units is less than the reporting unit’s carrying amounts, triggering an interim quantitative assessment.

In performing our October 31, 2019 impairment test, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments, including about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions, cash flows, the probability of the Passport RFP outcome and discount rates. The fair values determined by the income approach, as described above, were weighted considering future resolution of the Passport RFP result to determine the concluded fair value for each reporting unit. If the probability of Passport being awarded a contract under the RFP increases, it is unlikely to result in a future impairment charge ignoring other events or circumstances, however, if the probability of Passport being awarded a contract under the RFP decreases, we will likely have a future impairment charge.

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

2020 Goodwill Impairment Analysis

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

During May 2020, the CHFS announced that Passport was not awarded a Kentucky managed Medicaid contract for the next contract period and its Medicaid contract with the CHFS will expire on December 31, 2020. As a result of this announcement, the Company determined there were events or changes in circumstances since its annual goodwill impairment test that would indicate it was more likely than not that the fair value of one of its three reporting units in the Services segment was less than the reporting unit’s carrying amounts.

In performing our interim goodwill impairment analysis, we estimated the fair value of the reporting unit by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates.

As of May 31, 2020, we determined that the reporting unit under review had an estimated fair value less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $215.1 million on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2020. In addition, the Company reviewed its interim goodwill impairment analysis as of June 30, 2020 and did not identify any additional information or events that would contradict or change the conclusion reached by the Company as of May 31, 2020. As of June 30, 2020, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge for the three and six months ended June 30, 2020 was $214.3 million.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Six Months Ended June 30, 2020
	Services	True Health	Consolidated
Balance as of December 31, 2019 (1)	$566,359	$5,705	$572,064
Goodwill disposal (2)	(2,200)	—	(2,200)
Impairment	(215,100)	—	(215,100)
Foreign currency translation	(69)	—	(69)
Balance as of June 30, 2020	$348,990	$5,705	$354,695

	For the Year Ended December 31, 2019
	Services	True Health	Consolidated
Balance as of December 31, 2018 (1)	$762,419	$5,705	$768,124
Goodwill acquired	3,416	—	3,416
Measurement period adjustments	351	—	351
Impairment	(199,800)	—	(199,800)
Foreign currency translation	(27)	—	(27)
Balance as of December 31, 2019	$566,359	$5,705	$572,064
(1) Net of cumulative inception to date impairment of $575.5 million and $360.4 million as of June 30, 2020 and December 31, 2019, respectively.
(2) Goodwill written down on disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands) are presented below:

	June 30, 2020				December 31, 2019
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	13.7	$23,300	$5,581	$17,719	14.2	$23,300	$4,891	$18,409
Customer relationships	16.6	281,219	50,988	230,231	16.8	291,519	44,750	246,769
Technology	2.3	82,922	58,204	24,718	2.0	82,922	49,760	33,162
Below market lease, net	2.8	1,118	548	570	2.2	2,048	1,334	714
Provider network contracts	3.3	14,475	4,800	9,675	3.7	12,725	3,320	9,405
Total intangible assets, net		$403,034	$120,121	$282,913		$412,514	$104,055	$308,459

Amortization expense related to intangible assets was $8.7 million and $18.0 million for the three and six months ended June 30, 2020, respectively. Amortization expense related to intangible assets was $9.6 million and $18.7 million, for the three and six months ended June 30, 2019, respectively.

Future estimated amortization of intangible assets (in thousands) as of June 30, 2020, is as follows:

2020	$14,842
2021	28,701
2022	24,819
2023	22,055
2024	16,171
Thereafter	176,325
Total future amortization of intangible assets	$282,913

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during three months ended June 30, 2020, that would require an impairment test for our intangible assets.

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

The proceeds of the Initial Term Loan were used to finance the Passport transaction and pay fees and expenses incurred in connection therewith. The proceeds of the DDTL Facility may be used, subject to the Company’s satisfaction of specified conditions, to finance the repayment or repurchase of the Company’s 2.00% Convertible Senior Notes due December 1, 2021 and to fund permitted acquisitions.  The Initial Term Loan and any loans under the DDTL Facility will mature on the date that is the earliest of (a) December 30, 2024, (b) the date on which all amounts outstanding under the Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of the 2021 Convertible Notes unless certain liquidity conditions are satisfied (the foregoing, the “Maturity Date”). The interest rate for each loan under the Senior Credit Facilities is calculated, at the option of the Borrower, at either the Eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum is payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility. The Company recorded $2.0 million and $4.0 million in interest expense related to our Credit Agreement for the three and six months ended June 30, 2020.
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
The Senior Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which will be included in long-term debt, net of discount on our consolidated balance sheets and will be amortized into interest expense over the life of the agreement. For the three and six months ended June 30, 2020, the Company recorded $0.5 million and $1.1 million in interest expense related to the amortization of the debt discount and the issuance costs.
The Company was in compliance with all applicable covenants as of June 30, 2020.
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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.7 million and $1.3 million related to the 2025 Notes for the three and six months ended June 30, 2020 and 2019. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the three and six months ended June 30, 2020, the Company recorded $2.1 million and $4.3 million, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2019, respectively, of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase all or part of their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental repurchase date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.6 million and $1.2 million and non-cash interest expense related to the amortization of deferred financing costs of $0.3 million and $0.5 million for each of the three and six months ended June 30, 2020 and 2019, respectively.

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

Convertible Senior Notes Carrying Value

The 2025 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values of $111.7 million and $123.7 million, respectively, as of June 30, 2020. However, the 2025 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values were $113.6 million and $109.7 million, respectively, based on traded prices on July 2, 2020 and July 1, 2020, respectively, which are Level 2 inputs. As of December 31, 2019, the estimated fair value of the 2025 and 2021 Notes were $122.0 million and $111.3 million, respectively, based on a traded price on December 31, 2019 and December 11, 2019, respectively, which are Level 2 inputs. The 2025 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments.

The following table summarizes the carrying value of the long-term convertible debt (in thousands):

	June 30, 2020	December 31, 2019
2025 Notes
Carrying value	$111,665	$107,169
Unamortized debt discount and issuance costs allocated to debt	60,835	65,331
Principal amount	$172,500	$172,500
Remaining amortization period (years)	5.3	5.8

2021 Notes
Carrying value	$123,697	$123,237
Unamortized issuance costs	1,303	1,763
Principal amount	$125,000	$125,000
Remaining amortization period (years)	1.4	1.9

Note 10. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

The Company has contractual arrangements with certain equity-method investees that will require the Company to provide operating capital and reserve support in the form of debt financing of up to $3.6 million and $4.0 million as of June 30, 2020 and December 31, 2019, respectively, in accordance with the Company’s contribution agreements with certain equity-method investees. These obligations are outside of the Company’s control and payment could be requested during 2020.

During May 2020, the CHFS announced that Passport was not awarded a Kentucky managed Medicaid contract for the next contract period. As a result, the Company is required to acquire the Sponsors’ 30% ownership interest in Passport Buyer for $20.0 million within twelve months following December 31, 2020, the expiration of Passport’s current Medicaid contract. Refer to Note 4 for additional information about the investment in Passport.

Letter of Credit

During the third quarter of 2019, the Company established an irrevocable standby letter of credit with a bank for $1.8 million for the benefit of a regulatory authority and, as such, held $1.8 million in restricted cash and restricted investments as collateral as of both June 30, 2020 and December 31, 2019, respectively. The letter of credit expired on December 31, 2019 and was automatically extended without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

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

During the second quarter of 2019, the Company and Passport, a current customer (collectively the “Indemnitors”), pursuant to a state requirement of all participating Medicaid Managed Care Organizations, entered into the Indemnity Agreement with the Surety. The Surety issued a performance bond in the amount of $25.0 million to secure the customer’s performance under a contract to provide Medicaid Managed Care Services for the benefit of a third party (the “Beneficiary”). Pursuant to the Indemnity Agreement, the Indemnitors are jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s effective date is July 1, 2019, and original expiry date was June 30, 2020. During the three months ended June 30, 2020, the expiry date was extended to the end of the current Medicaid contract on December 31, 2020. To date, the Company has not incurred any material costs as a result of the Indemnity Agreement and has not accrued any liabilities related to it in the accompanying consolidated financial statements.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders for the three and six months ended June 30, 2020.

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

The Company will pay certain costs and expenses, other than any underwriting discounts and commissions, in connection with the relevant resale registration statement. We did not incur any material expenses related to the resale registration statement during the three and six months ended June 30, 2020.

Guarantees

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, the Company entered into letters of credit of $5.7 million as of both June 30, 2020 and December 31, 2019, respectively, to secure potential losses related to insurance services. These amounts are in excess of our actuarial assessment of loss.

During the three and six months ended June 30, 2020, the Company entered into a guarantee agreement whereby it agreed to provide support on behalf of Passport Buyer to maintain a minimum risk-based-capital of 150% with the Kentucky Department of Insurance. The maximum exposure is limited to amounts funded to return Passport Buyer to a risk-based-capital of 150%, however as of June 30, 2020, no amounts have been funded under this guarantee.

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

The following summarizes premiums and claims assumed under the Reinsurance Agreement (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Reinsurance premiums assumed	$—	$48,828
Claims assumed	—	41,424
Claims-related administrative expenses	—	8,219
Decrease in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	815
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	—	1,243
Reinsurance payments	—	1,235
Receivables for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$—	$823

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

Litigation Matters

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020. The case, Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, Christie Spencer, and Steven Wigginton, alleges that the Company’s executives made false or misleading statements regarding its business with Passport. A second amended complaint, which was substantially similar to the amended complaint, was filed on June 8, 2020. The Company filed a motion to dismiss in response on June 22, 2020 and the briefing was completed on July 17, 2020; the parties are now waiting for the court’s decision. Under the Private Securities Litigation Reform Act, PSLRA, all discovery in the case is stayed until the motion to dismiss is decided upon by the court. Based on the Company’s investigation so far, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain, and at this early stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

The Company is not aware of any other legal proceedings or claims as of June 30, 2020, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2020, approximately 95.8% of our $153.2 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 3.8% were held in money market funds and 0.4% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partner included in our Services segment who represented at least 10.0% of our consolidated trade accounts receivable for the periods presented:

	June 30, 2020	December 31, 2019
Cook County Health and Hospitals System	56.7%	48.4%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those customers of our Services segment who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Passport	25.2%	13.2%	23.6%	13.1%
New Mexico Health Connections	*	13.2%	*	13.6%
Cook County Health and Hospitals Systems	19.9%	*	19.3%	*
* Represents less than 10.0% of the respective balance

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with any significant partner or multiple partners in the aggregate could have a material adverse effect on the Company's financial condition and results of operations.

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

In connection with various lease agreements, the Company is required to maintain $3.6 million in letters of credit. As of June 30, 2020 and December 31, 2019, the Company held $3.6 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of June 30, 2020 (in thousands):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	11.6	$40,203	$1,579
Riverside, IL	10.8	46,053	232
Louisville, KY (1)	0.5	—	—
Pune, India	3.3	2,667	—
Brea, CA	1.9	2,093	—

(1) Lease payments of $4.1 million for Louisville, KY have been prepaid as of June 30, 2020.

The following table summarizes the components of our lease cost (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$3,586	$3,838	$6,642	$7,119
Amortization of right-of-use assets	150	—	299	—
Interest expense	1	—	3	—
Variable lease cost	1,465	1,121	2,517	2,576
Total lease cost	$5,202	$4,959	$9,461	$9,695

Maturity of lease liabilities (in thousands) as of June 30, 2020, is as follows:

Operating lease expense(1)
2020	6,039
2021	11,726
2022	9,801
2023	9,376
2024	8,833
Thereafter	56,093
Total lease payments	101,868
Less:
Interest	27,419
Present value of lease liabilities	$74,449
(1) We have additional operating lease agreements for office space that have not yet commenced as of June 30, 2020. The minimum lease payments for those leases are $0.2 million and the leases will commence during 2020.

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

June 30, 2020
Weighted average discount rate	6.43%
Weighted average remaining lease term	9.6

Note 12. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(203,521)	$(31,900)	$(282,273)	$(80,549)
Less:
Net loss attributable to non-controlling interests	—	(285)	—	(2,195)
Net loss available for common shareholders - basic and diluted (1)	$(203,521)	$(31,615)	$(282,273)	$(78,354)

Weighted-average common shares outstanding - basic and diluted (1)	85,349	82,289	84,977	80,820

Loss per common share
Basic and diluted	$(2.38)	$(0.38)	$(3.32)	$(0.97)
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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30,
	2020	2019	2020	2019
Exchangeable Class B common stock	—	1,080	—	2,129
Restricted stock units ("RSUs"), performance-based RSUs and leveraged stock units ("LSUs")	554	985	376	1,014
Stock options	711	1,495	841	1,729
Convertible senior notes	10,361	10,361	10,361	10,361
Total	11,626	13,921	11,578	15,233

Note 13. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Award Type
Stock options	$638	$903	$1,388	$2,263
Performance-based stock options	—	112	75	222
RSUs	2,006	2,630	3,862	5,060
Performance-based RSUs	—	388	—	772
LSUs	1,059	717	1,886	970
Total compensation expense by award type	$3,703	$4,750	$7,211	$9,287

Line Item
Cost of revenue	$526	$891	$918	$1,682
Selling, general and administrative expenses	3,177	3,859	6,293	7,605
Total compensation expense by financial statement line item	$3,703	$4,750	$7,211	$9,287

No stock-based compensation was capitalized as software development costs for the three and six months ended June 30, 2020 and 2019.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	—	18	—	399
RSUs	164	17	1,140	518
LSUs	140	—	520	720

Note 14. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax (benefit) expense of $(3.9) million and $1.4 million was recognized for the three months ended June 30, 2020 and 2019 respectively, which resulted in effective tax rates of 1.9% and (4.6)%, respectively. An income tax (benefit) expense of $(3.6) million and $0.9 million was recognized for the six months ended June 30, 2020 and 2019 respectively, which resulted in effective tax rates of 1.3% and (1.1)%, respectively. On March 27, 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act allows net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years and generate a refund of previously paid federal income taxes. The income tax benefit the Company recorded during the three and six months ended June 30, 2020 primarily relates to the reversal of valuation allowance of $2.3 million of deferred tax asset, which was realized when the Company decided during the second quarter of 2020 to carry back New Century Health’s 2018 NOL as part of a federal income tax refund claim for taxes it paid on income in 2013 and 2014. In addition, the Company recognized $1.4 million in income tax benefit due to the difference between the federal tax rate utilized to measure such deferred tax asset and the federal tax rate applicable to the income in the years to which the NOL was carried back. As a result of the NOL carryback, the Company estimates that it will incur additional 2019 income taxes and therefore recognized $0.6 million of income tax expense. The income tax provisions included in the CARES Act, apart from the aforementioned NOL carryback, did not have a material impact on the Company for the three and six months ended June 30, 2020.

The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax asset, with the exception of a limited amount of indefinite-lived deferred tax assets for which a limited amount of indefinite-lived deferred tax liability provides a source of income. The indefinite-lived deferred tax liability was reduced during the second quarter as a result of the goodwill impairment and the Company recognized a corresponding income tax benefit of $0.8 million.

As of December 31, 2019, the Company had unrecognized tax benefits of $0.8 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of June 30, 2020, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of June 30, 2020 and December 31, 2019, the Company’s economic interests in its equity method investments ranged between 4% and 70%, and voting interests in its equity method investments ranged between 25% and 57%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gains (losses) from these investments was approximately $25.1 million and $24.7 million for the three and six months ended June 30, 2020, respectively, and $(1.9) million and $(2.3) million for the three and six months ended June 30, 2019, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements for the three and six months ended June 30, 2020 was $71.4 million and $131.3 million, respectively, and $11.0 million and $18.1 million for the three and six months ended June 30, 2019, respectively.

Unconsolidated VIEs

Passport

On December 30, 2019, we completed the acquisition of approximately 70% ownership interest in Passport Buyer, which owns substantially all of the assets and assumed substantially all of the liabilities of Passport. At closing, we contributed approximately $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the Sponsors. At the closing of the transaction, our economic interest in Passport Buyer was approximately 70% and our voting interest was approximately 57%. As a result of Passport not being awarded a new Medicaid contract with CHFS, the Company is required to acquire the Sponsors’ 30% ownership interest in Passport Buyer for $20.0 million within twelve months following December 31, 2020, the expiration of Passport’s current Medicaid contract. Refer to Note 4 for additional information about the investment in Passport.

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

As of March 31, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the three months ended March 31, 2020.

As the Passport and MHG investments represent unconsolidated VIEs to the Company, the assets and liabilities of the investments themselves are not recorded on the Company’s balance sheets. The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the date indicated (in thousands):

	June 30, 2020		December 31, 2019
	Passport Buyer	Momentum Health Group, LLC	Passport Buyer	Momentum Health Group, LLC
Assets:
Current assets	$310,977	$—	$271,894	$50,729
Non current assets	701	—	577	39,259
Total assets	$311,678	$—	$272,471	$89,988
Liabilities:
Current liabilities	177,757	$—	181,206	55,442
Non current liabilities	32	—	40	44,650
Total liabilities	$177,789	$—	$181,246	$100,092

Investment carrying value	$92,797	$—	$70,000	$46,456
Loan and interest receivable	42,687	—	41,387	—
Guarantee (1)	25,000	—	25,000	—
Maximum exposure	$160,484	$—	$136,387	$46,456

(1) The $25.0 million guarantee to the Passport Buyer does not include a guarantee signed in January 2020 whereby the Company agrees to guarantee Passport Buyer will maintain a minimum risk-based-capital of 150% with the Kentucky Department of Insurance. The maximum exposure is limited to amounts funded to return Passport Buyer to a risk-based-capital of 150%, however as of June 30, 2020, no amounts have been funded under this guarantee.

Summarized Financial Information of Equity Method Investees

The following table represents the aggregated summarized financial information as of and for the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$351,805	$356,085
Non current assets	4,612	43,744
Current liabilities	202,259	267,300
Non current liabilities	16,894	57,599
Non controlling interests	97,315	70,535

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$575,793	$30,003	$1,194,276	$189,975
Operating loss	40,065	254	34,080	(5,874)
Net loss	39,263	340	27,643	(12,185)
Net loss attributable to entity	25,327	75	17,712	(347)

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

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Non-controlling interests balance as of beginning of period	$—	$50,100	$6,689	$45,532
Decrease in non-controlling interests as a result of Class B Exchanges	—	(33,946)	—	(33,946)
Amount attributable to NCI from business combination	—	—	—	6,500
Net loss attributable to non-controlling interests	—	(285)	—	(2,195)
Reclassification of non-controlling interests	—	209	(6,689)	187
Non-controlling interests balance as of end of period	$—	$16,078	$—	$16,078

Note 17. Fair Value Measurement

GAAP defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) assuming an orderly transaction in the most advantageous market at the measurement date. GAAP also establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

•Level 1 - inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date;

•Level 2 - inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date and the fair value can be determined through the use of models or other valuation methodologies; and
•Level 3 - inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$4,842	$—	$—	$4,842
Restricted cash and restricted investments (1)	1,005	—	—	1,005
Total fair value of assets measured on a recurring basis	$5,847	$—	$—	$5,847

Liabilities
Contingent consideration (2)	$—	$—	$3,600	$3,600
Warrants (3)	—	—	4,900	4,900
Total fair value of liabilities measured on a recurring basis	$—	$—	$8,500	$8,500

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$3,698	$—	$—	$3,698
Restricted cash and restricted investments (1)	1,004	—	—	1,004
Total fair value of assets measured on a recurring basis	$4,702	$—	$—	$4,702

Liabilities
Contingent consideration (2)	$—	$—	$9,883	$9,883
Warrants (3)	—	—	7,092	7,092
Total fair value of liabilities measured on a recurring basis	$—	$—	$16,975	$16,975
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of June 30, 2020 and December 31, 2019, as presented in the tables above.
(2) Represents the fair value of earn-out consideration related to the Passport, GlobalHealth, Inc. and other transactions, as described in Note 4.
(3) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 9.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and six months ended June 30, 2020, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
The strategic alliance with Passport entered into during 2016 included a provision for additional equity consideration contingent upon the Company obtaining new third-party Medicaid business in future periods. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurement of the Passport contingent consideration are the five-year risk-adjusted recurring revenue compound annual growth rate (“CAGR”) and the applicable discount rate. A significant increase in the assumed five-year risk-adjusted recurring revenue CAGR projection or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Balance as of beginning of period	$16,975	$8,800
Additions	—	5,900
Settlements	(3,500)	(800)
Realized and unrealized gains (losses), net	(4,975)	200
Balance as of end of period	$8,500	$14,100

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	June 30, 2020
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$3,600	Management estimate	Stock price period	January - June 2020

Warrants	$4,900	Black-Scholes	Stock price volatility	61.8%
			Annual risk free rate	0.3%

	December 31, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent consideration	$3,700	Real options approach	Risk-adjusted recurring revenue CAGR	93.9%	(1)
			Discount rate/time value	4.8% - 5.3%

GlobalHealth contingent consideration	$5,200	Monte Carlo simulation	Stock price volatility	80.0%	(2)

Other contingent considerations	$983	Management estimate	Adjusted EBITDA	$19,235

Warrants	$7,092	Black-Scholes	Stock price volatility	55.0%
			Annual risk free rate	1.7%
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

As discussed in Note 15, the Company has economic interests in several entities that are accounted for under the equity method of accounting, including Passport. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings. Revenues related to the services agreements were approximately $71.4 million and $131.3 million for the three and six months ended June 30, 2020, respectively, and $11.0 million and $18.1 million for the three and six months ended June 30, 2019, respectively.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents assets and liabilities attributable to our related parties (in thousands):

	June 30, 2020	December 31, 2019
Assets
Accounts receivable	$7,597	$8,781
Prepaid expenses - current	801	1,592
Customer advance for regulatory capital requirements, net	39,955	40,000
Prepaid expenses and other noncurrent assets	4,813	2,709

Liabilities
Accounts payable	$7,132	$6,429
Accrued liabilities	4,267	2,583
Reserve for claims and performance-based arrangements	—	4,264

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Transformation services	$—	$41	$1,700	$1,200
Platform and operations services	73,885	16,874	141,833	29,818

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	(2,171)	6,657	1,076	14,487
Selling, general and administrative expenses	27	386	97	542

Note 19. Segment Reporting

We define our reportable segments based on the way the CODM, currently the chief executive officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•Services, which consists of two clinical solutions: (i) total cost of care management, and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services; and
•True Health, which consists of a commercial health plan we operate in New Mexico that focuses on individual and family as well as small and large group businesses as well as the Federal Employee Health Benefits Program.

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

Adjusted EBITDA is defined as EBITDA (net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude equity method investment impairment, gain (loss) from equity method investees, gain (loss) on disposal of assets, goodwill impairment, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net loss attributable to non-controlling interests, purchase accounting adjustments, stock-based compensation expenses, severance costs, amortization of contract cost assets recorded as a result of a one-time ASC 606 transition adjustment, acquisition-related costs, and other infrequently occurring adjustments.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Services	True Health	Intersegment Eliminations	Consolidated
Revenue
For the Three Months Ended June 30, 2020
Services:
Transformation services	$755	$—	$—	$755
Platform and operations services	216,544	—	(4,169)	212,375
Services revenue	217,299	—	(4,169)	213,130
True Health:
Premiums	—	25,541	(39)	25,502
Total revenue	$217,299	$25,541	$(4,208)	$238,632

For the Three Months Ended June 30, 2019
Services:
Transformation services	$1,944	$—	$—	$1,944
Platform and operations services	147,599	—	(3,077)	144,522
Services revenue	149,543	—	(3,077)	146,466
True Health:
Premiums	—	45,764	(271)	45,493
Total revenue	$149,543	$45,764	$(3,348)	$191,959

	Services	True Health	Segments Total
For the Three Months Ended June 30, 2020
Adjusted EBITDA	$10,519	$(1,480)	$9,039

For the Three Months Ended June 30, 2019
Adjusted EBITDA	$(8,797)	$1,123	$(7,674)

	Services	True Health	Intersegment Eliminations	Consolidated
Revenue
For the Six Months Ended June 30, 2020
Services:
Transformation services	$5,993	$—	$—	$5,993
Platform and operations services	432,739	—	(10,464)	422,275
Services revenue	438,732	—	(10,464)	428,268
True Health:
Premiums	—	57,928	(279)	57,649
Total revenue	$438,732	$57,928	$(10,743)	$485,917

For the Six Months Ended June 30, 2019
Services:
Transformation services	$5,297	$—	$—	$5,297
Platform and operations services	297,949	—	(6,135)	291,814
Services revenue	303,246	—	(6,135)	297,111
True Health:
Premiums	—	93,140	(536)	92,604
Total revenue	$303,246	$93,140	$(6,671)	$389,715

	Services	True Health	Segments Total
For the Six Months Ended June 30, 2020
Adjusted EBITDA	$14,395	$(1,729)	$12,666

For the Six Months Ended June 30, 2019
Adjusted EBITDA	$(24,296)	$1,844	$(22,452)

The following table presents our reconciliation of segments total Adjusted EBITDA to net loss attributable to Evolent Health, Inc. (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders of Evolent Health, Inc.	$(203,521)	$(31,615)	$(282,273)	$(78,354)
Less:
Interest income	842	842	1,761	1,902
Interest expense	(6,293)	(3,620)	(12,578)	(7,182)
(Provision) benefit for income taxes	3,904	(1,398)	3,634	(902)
Depreciation and amortization expenses	(15,778)	(15,292)	(31,916)	(29,558)
Equity method investment impairment	—	—	(47,133)	—
Gain (loss) from equity method investees	25,143	(1,904)	24,731	(2,328)
Gain (loss) on disposal of assets	—	9,600	(6,447)	9,600
Goodwill impairment	(215,100)	—	(215,100)	—
Change in fair value of contingent consideration and indemnification asset	(756)	(100)	3,062	(200)
Other income (expense), net	352	(587)	281	(160)
Net loss attributable to non-controlling interests	—	285	—	2,195
Purchase accounting adjustments	—	(165)	—	(761)
Stock-based compensation expense	(3,703)	(4,750)	(7,211)	(9,287)
Severance costs	(30)	(3,881)	(6,133)	(14,483)
Amortization of contract cost assets	(767)	(776)	(1,207)	(1,552)
Acquisition costs	(374)	(2,195)	(683)	(3,186)
Adjusted EBITDA	$9,039	$(7,674)	$12,666	$(22,452)

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

Activity in reserves for claims and performance-based arrangements for the six months ended June 30, 2020, was as follows (in thousands):

	For the Six Months Ended June 30,
	2020			2019
	Services (1)	True Health (3)	Total	Services (1)	True Health (3)	Total
Beginning balance	$54,510	$6,640	$61,150	$17,715	$9,880	$27,595

Incurred costs related to current year	204,112	41,584	245,696	$88,261	$73,359	$161,620
Incurred costs related to prior year	(521)	1,351	830	244	483	727
Paid costs related to current year	167,451	33,538	200,989	73,781	26,473	100,254
Paid costs related to prior year	10,029	6,975	17,004	7,837	8,003	15,840
Change during the year	26,111	2,422	28,533	6,887	39,366	46,253

Other adjustments (2)	4,726	—	4,726	(187)	(40,609)	(40,796)
Ending balance	$85,347	$9,062	$94,409	$24,415	$8,637	$33,052
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
(3) There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. The number of claims processed for the six months ended June 30, 2020 and 2019 were 170,295 and 206,137, respectively.

Note 21. Investments

Our investments are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of June 30, 2020 and December 31, 2019 (in thousands) were as follows:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury bills	$8,909	$492	$—	$9,401	$10,784	$270	$—	$11,054
Corporate bonds	1,706	122	—	1,828	1,705	70	—	1,775
Collateralized mortgage obligations	5,695	219	—	5,914	5,472	56	(5)	5,523
Yankees	597	51	—	648	597	30	—	627
Total investments	$16,907	$884	$—	$17,791	$18,558	$426	$(5)	$18,979

The amortized cost and fair value of our investments by contractual maturities as of June 30, 2020 and December 31, 2019 (in thousands) were as follows:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$836	$845	$1,807	$1,810
Due after one year through five years	16,071	16,946	16,121	16,542
Due after five years through ten years	—	—	630	627
Total investments	$16,907	$17,791	$18,558	$18,979

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

There were no securities held in an unrealized loss position for more than twelve months as of June 30, 2020 or December 31, 2019. The Company held the following securities (in thousands) in an unrealized loss position for less than twelve months as of December 31, 2019, and expects to recover the entire cost basis of the security:

	June 30, 2020			December 31, 2019
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Collateralized mortgage obligations	1	$8	$—	4	$2,075	$5

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Non-cash Investing and Financing Activities
Increase to goodwill from measurement period adjustments/business combinations	$2,200	$596
Class A common stock issued for payment of earn-outs	4,185	800
Accrued property and equipment purchases	(26)	166
Consideration for asset acquisitions or business combinations	—	16,000
Effects of Leases
Operating cash flows from operating leases	6,853	6,542
Leased assets obtained in exchange for operating lease liabilities	(1,354)	30,181
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	—	33,946

Note 23. Subsequent Events

On July 16, 2020, Evolent Health LLC, a Delaware limited liability company (“EVH LLC”) and wholly owned subsidiary of Evolent Health, Inc. (“EVH, Inc.”), and Passport Health Plan, Inc. (formerly known as Justify Holdings, Inc.), a Kentucky corporation (“Passport”), which is owned 70% by EH Holding Company, Inc., a wholly owned subsidiary of EVH LLC (“EH Holding Company”), entered into an Asset Purchase Agreement (the “Molina APA”) with Molina Healthcare, Inc., a Delaware corporation (“Molina”), pursuant to which Passport will sell certain assets to Molina (or its permitted affiliate assignee) as set forth in more detail below.

Background

On May 28, 2019, University Health Care, Inc. (“UHC”), Passport Health Solutions, LLC, a subsidiary of UHC (“PHS”), Passport and EVH, Inc., entered into an Asset Purchase Agreement (the “UHC APA”), pursuant to which Passport would acquire substantially all of the assets and liabilities of UHC and PHS, including the Kentucky Medicaid business of UHC (the “Medicaid Business”), the Kentucky dual eligible special needs business of UHC (the “D-SNP Business”) and certain owned real property and related assets of PHS (the “Real Property”). On December 30, 2019, Passport acquired the Medicaid Business for cash and the issuance of a 30% ownership interest in Passport to the provider sponsors of UHC (the “Sponsors”). On that date, the parties to the UHC APA entered into an amendment to the UHC APA (the “Amendment”) that provided for (i) the transfer of the D-SNP Business at such time as Passport becomes certified as a Medicare Advantage Organization and (ii) the transfer of the Real Property at such time as it becomes free and clear of any encumbrances. Further, pursuant to the Amendment, Passport would administer and assume the financial risk of the D-SNP Business until it is transferred to Passport.

In connection with the closing of the transaction contemplated by the UHC APA, EVH, Inc. and EH Holding Company agreed to purchase the Sponsor’s stock in Passport for $20.0 million on or before December 31, 2021 in the event Passport was not awarded a Medicaid contract pursuant to the request for proposal (the “RFP”) issued by the Kentucky Cabinet for Family Services (“CHFS”) for Medicaid contracts for plan years 2021 through 2024. On May 29, 2020, Passport received notice that it was not awarded a Medicaid contract pursuant to the RFP. Passport will be withdrawing its previously filed protest.

Molina APA

Asset Transfer

Pursuant to the Molina APA and subject to the terms and conditions set forth therein, Passport has agreed to sell to Molina (or its permitted affiliate assignee) certain assets, including the following: (i) certain intellectual property rights of Passport, including trade names (the “IP Assets”); (ii) Passport’s rights under its Medicaid contract with CHFS (the “Medicaid Contract”); (iii) Passport’s rights under UHC’s contracts (collectively, the “D-SNP Contract”) with the Commonwealth of Kentucky, Department of Medicaid Services (“DMS”) and Centers for Medicare and Medicaid Services (“CMS”) with respect to the D-SNP Business; (iv) Passport’s rights under certain provider and vendor agreements (the “Provider and Vendor Agreements”); and (v) Passport’s rights under certain real property leases (the “Real Property Leases”). Passport is retaining, among other assets, the following: (i) all cash, cash equivalents and risk based capital; and (ii) all accounts receivable and rights to payment under the Medicaid Contract for services performed prior to the transfer of the Medicaid Contract. In addition, Molina will assume Passport’s obligations under the Medicaid Contract, Provider and Vendor Agreements and Real Property Leases arising following the transfer of such contracts.

The closing of the transactions contemplated by the Molina APA (the “Closing”) will take place on the earlier of (i) September 1, 2020 and (ii) within three business days following receipt of the necessary approvals of certain governmental authorities, including the approval of CHFS and Kentucky Department of Insurance, if required (the “Required Medicaid Approvals”), for the transfer of the Medicaid Contract from Passport to Molina (the “Medicaid Novation”). At the Closing, Passport will transfer to Molina the IP Assets. In addition, if the Required Medicaid Approvals for the Medicaid Novation are obtained prior to the Closing, at the Closing, Passport will transfer to Molina the Medicaid Contract. If the Required Medicaid Approvals for the Medicaid Novation are obtained after the Closing but prior to December 31, 2020, promptly following receipt thereof, Passport will transfer to Molina the Medicaid Contract (the date on which such transfer occurs referred to herein as the “Medicaid Closing”). Subject to the Closing and the receipt of required third party consents, the Provider and Vendor Agreements and the Real Property Leases will transfer to Molina on January 1, 2021. If the Medicaid Novation occurs, EVH LLC and Passport will administer the Medicaid Business on behalf of Molina until January 1, 2021.

Pursuant to the Molina APA, the D-SNP Contract will be transferred to Molina at such time as Molina is certified as a Medicare Advantage Organization and obtains approvals of certain governmental authorities, including CMS and DMS (the “Required D-SNP Approvals”), for the novation of the D-SNP Contract. At the Closing, Molina will assume the financial risk of the D-SNP Business until such time as the D-SNP Business is transferred to Molina or the D-SNP Contract is terminated. Passport and EVH, Inc. will continue to administer the D-SNP Business until January 1, 2021, at which time Molina will be responsible for the administration of the D-SNP Business until the D-SNP Contract is transferred to Molina (the “D-SNP Closing”) or the D-SNP Contract is terminated.

The Closing is conditioned on customary closing conditions related to the accuracy of the representations and warranties of the parties, compliance with covenants, the absence of legal proceedings and the continued effectiveness of the awards issued in connection with the RFP. The Medicaid Closing is conditioned on the receipt of the Required Medicaid Approvals. The D-SNP Closing is conditioned on the receipt of the Required D-SNP Approvals as well as the effectiveness of the D-SNP Contract.

Consideration

At the Closing, Molina will pay Passport $20.0 million in cash that will be placed into escrow until January 1, 2021 (the “Closing Payment”). The Closing Payment is payable regardless of whether the Medicaid Closing or D-SNP Closing has occurred and will be released on January 1, 2021. In the event the Medicaid Closing and/or D-SNP Closing occurs after the Closing, then no further consideration will be payable to Passport as a result of such Medicaid Closing and/or D-SNP Closing.

In addition to the Closing Payment, Passport will be eligible to receive an additional cash payment of up to approximately $40.0 million from Molina based on the number of enrollees above a certain threshold in the D-SNP Business and Molina’s Medicaid plan following the open enrollment period for plan year 2021 (the “Membership Payment”). The Membership Payment is not conditioned on the Medicaid Closing and/or D-SNP Closing.

In the event the Medicaid Closing does not occur by January 1, 2021, Passport is required to repay Molina $7.5 million of the Closing Payment.

Employees

Pursuant to the terms of the Molina APA, on January 1, 2021, Molina will hire substantially all of Passport’s employees and those EVH LLC employees primarily performing services for the Medicaid Business and D-SNP Business.

Indemnification

The Molina APA provides for customary indemnification by the parties, including indemnification for excluded liabilities, assumed liabilities and breaches of representations, warranties and covenants.

Guarantees

EVH LLC has guaranteed the obligations of Passport and Molina has guaranteed the obligations of its permitted affiliate assignee under the Molina APA.

Concurrently with the execution of the Molina APA, Passport and an affiliate of Molina also entered into a real property purchase agreement with respect to the Real Property (the “Real Property Purchase Agreement”). Under the terms of the Real Property Purchase Agreement, an affiliate of Molina will purchase the Real Property from Passport for $8.0 million, subject to adjustment for certain matters. The closing of the transactions contemplated by the Real Property Purchase Agreement is conditioned on customary real estate closing conditions, including receipt of adequate title, satisfaction of certain matters identified in diligence, survey and environmental reports and Passport’s acquisition of the Real Property from UHC pursuant to the UHC APA.

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

We manage our operations and allocate resources across two reportable segments, our Services segment and our True Health Segment. The Company’s Services segment provides our customers, who we refer to as partners, two clinical solutions: (i) total cost of care services and (ii) specialty care management services, and one administrative solution: comprehensive health plan administration services. These services enable payers and providers to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of monthly member service fees, percentage of plan premiums, shared medical savings arrangements and other performance based arrangements including taking responsibility for all or substantially all of the cost of care. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on individual and family as well as small and large businesses. All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities, including through acquisitions and other investments. We also expect to continue to incur operating losses for the foreseeable future and if we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As a result of Passport not being awarded a contract under the RFP, we expect that our medium-term and long-term cash flow projections will be reduced and the recent decline in our stock price may be further prolonged, resulting in additional impairments to goodwill that would be material to our results of operations.

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

The majority of our Services revenue is derived from recurring multi-year contracts, which we refer to as platform and operations. Platform and operations services accounted for 89.0% and 75.3% of our consolidated revenue for the three months ended June 30, 2020 and 2019, respectively, and 86.9% and 74.9% of our consolidated revenue for the six months ended June 30, 2020 and 2019, respectively. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), and (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to: (iv) participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results. We believe performance-based contracts align our partners’ incentives with our own and enables us to capture greater value from our contracts. We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe our health system partners’ current value-based care arrangements represent a small portion of the health system’s total revenue each year.

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

As of June 30, 2020, we had contractual relationships with 34 operating partners and a significant portion of our revenue is concentrated with two partners. For three months ended June 30, 2020 and 2019, our revenue from Passport accounted for 25.2% and 13.2% of our total revenue, respectively, and our revenue from Cook County Health and Hospitals Systems accounted for 19.9% and less than 10% of total revenue, respectively. For the six months ended June 30, 2020 and 2019, our revenue from Passport accounted for 23.6% and 13.1% of our total revenue, respectively, and our revenue from Cook County Health and Hospitals Systems accounted for 19.3% and less than 10.0% of total revenue, respectively. As of June 30, 2020 and December 31, 2019, our receivables from Passport accounted for 5.4% and 3.3%, respectively, of our accounts receivable and our receivables from Cook County Health and Hospitals Systems accounted for 56.7% and 48.4% of our accounts receivable, respectively.

As a result of the outcome of the RFP in Kentucky, we expect that we will not receive any material revenue under our management services agreement from Passport subsequent to December 31, 2020.

On July 16, 2020, Evolent, and Passport, entered into an APA with Molina pursuant to which Passport will sell certain assets to Molina (or its permitted affiliate assignee) such as intellectual property rights of Passport and Passport’s rights under its Medicaid contract with CHFS. In addition, Molina will assume Passport’s obligations under the Medicaid contract, provider and vendor agreements and real property leases arising following the transfer of such contracts. The closing of the transactions is expected to take place on the earlier of (i) September 1, 2020 and (ii) within three business days following receipt of the necessary approvals of certain governmental authorities, including the approval of CHFS and Kentucky Department of Insurance, if required, subject to satisfaction of other conditions. Refer to “Part I - Item 1. Financial Statements - Note 23” for additional discussion regarding the sale of certain of Passport’s assets.

The amount of cash we ultimately receive in connection with the transactions contemplated by the Molina APA, the winding up of Passport and related transactions will depend on a variety of factors, including, but not limited to, the closing of the transactions, a successful Medicaid Novation, the retention of membership through open enrollment, and Passport’s performance through the end of plan year 2020.

True Health

True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage. On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections, one of the first Consumer Operated and Oriented Plans established following the implementation of the ACA, including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent. Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. True Health also derived revenue from reinsurance premiums assumed from NMHC under the terms of the reinsurance agreement which was terminated during the fourth quarter of 2019. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion regarding the Company’s reinsurance agreements.

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

Evolent Health’s Response to COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. While response to the COVID-19 outbreak continues to rapidly evolve, it has led to aggressive actions to reduce the spread of the disease that have seriously disrupted activities in large segments of the economy. We are continuing to monitor the COVID-19 outbreak and its impact on our business.

Because of the nature of the services we provide, market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of June 30, 2020 we had unrestricted cash and cash equivalents of $98.3 million and as of the date the financial statements were available to be issued we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

Evolent’s focus throughout this pandemic has been the health and safety of its employees and their families, as well as ensuring that we continue to furnish high quality service to our partners. Evolent has deployed a multi-faceted response to COVID-19, overseen by its Emergency Preparedness Team, led by the General Counsel and Chief Compliance Officer, that focuses on maintaining its workforce in a manner that does not disrupt service delivery or operations. Evolent is closely monitoring and overseeing any issues of noncompliance or deficiencies with client operational service level agreements and continuing to review contractual business requirements in light of state and federal mandates, emergency laws and orders, and available financial support opportunities. Evolent is also mindful of the impact COVID-19 has on its vendors and subcontractors, and we will continue to work with them regarding our collective obligations to Evolent’s clients. We required a COVID-19 Business Continuity Attestation from subcontractors and vendors in April, confirming that operational and financial obligations will be met and aiming to ensure that privacy and security risks or incidents can be mitigated and disclosed in a timely manner. The Company continues to periodically follow up with subcontractors and vendors on this issue.

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

We expect to see changes in membership and medical utilization in our end-markets as a result of the COVID-19 pandemic. The pandemic has resulted in a significant increase in unemployment in the United States. Historically, Medicaid enrollment has increased during periods of rising unemployment as individuals lose access to employer sponsored healthcare and turn to government sponsored healthcare. In addition, with respect to Medicaid, many states (including Florida, Kentucky and Illinois) put in place new rules during the pandemic eliminating the ability of Medicaid health plans to dis-enroll non-paying members, as well as waiving certain eligibility requirements, which together we expect will result in higher membership during the period of the pandemic. We expect to see the opposite trend in the commercial market, where employees who are made redundant lose access to employer sponsored healthcare. We do not expect to see meaningful changes in membership in the Medicare market as a result of COVID-19. In aggregate, as more than 50% of the lives on our platform are currently in Medicaid and we generally earn revenue with respect to those lives based on a per member per month model, we expect to see a net benefit in our business from increased membership in that market in the near-term. We cannot predict the magnitude of this potential benefit, or how long it will last.

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners experienced declines in non-essential care during the three months ended June 30, 2020, offset in part by increased costs for care of COVID-19 patients. These declines reversed in late in the second quarter. We continue to monitor medical utilization trends closely as the pandemic progresses. Beginning late in the first quarter after declaration of the pandemic and continuing into the second quarter, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization if and when consumer behavior changes (for example if the novel coronavirus is controlled by a vaccine or other measures).

Our two largest customers in terms of revenue, Passport and Cook County Health and Hospitals Systems, together accounted for approximately 45.1% and 42.9% of revenue for the three and six months ended June 30, 2020, respectively and both participate in the Medicaid market. During the three and six months ended June 30, 2020, we saw a modest increase in the membership at both health plans; further increases in unemployment in Kentucky or Illinois could result in higher Medicaid enrollments in the future. In addition, during the three months ended June 30, 2020 we saw modestly lower claims volume at both clients tied to State mandates curtailing non-essential care.

Health Plans

Our True Health plan serves approximately 17,000 members in the small and large group market in New Mexico as well as 6,700 members in the individual and federal employee markets in New Mexico. At the end of June 2020, the membership in group plans was not meaningfully changed relative to the year ended December 31, 2019. Beginning at the end of the three months ended March 31, 2020, we observed a decline in medical utilization tied to a state-wide mandate prohibiting non-essential care in the period from March 13, 2020, resulting in slightly lower than expected claims expenses. Of our three equity method health plans, all are in Medicaid. In our Medicaid equity method investees (Passport Health in Kentucky, Lighthouse Health Plan and Miami Children’s Health Plan in Florida), we saw modest increases in membership during the three months ended June 30, 2020 however reduced medical utilization resulted in reduced claims expenses in the same period. While we cannot estimate the magnitude of reduced medical utilization and its impact on our business, we expect this trend to continue until the COVID-19 pandemic moderates.

Overall, we are unable to determine or predict the nature, duration, or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity, or capital resources. We are actively monitoring the ongoing situation and may take further actions that change our operations if required by law or that we determine are in the best interests of our employees or partners.

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

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

The Company accounts for its investment in Passport under the equity method of accounting because while it has significant influence over Passport, it shares control over the activities of Passport that most significantly impact Passport’s economic performance. These activities include approval of material provider network additions or deletions and material agreements. Decisions on material providers are assessed frequently by Passport as a key measure in assessing the plan’s current financial Performance as medical costs account for a majority of total plan costs. Accordingly, the approval of the material provider network additions or deletions is deemed an activity that significantly impacts Passport’s operating and financial performance. As a result of Passport’s unsuccessful bid for the Kentucky Medicaid contract that was expected to commence on January 1, 2021, our accounting for our investment in Passport may change in the future. If we determine that we are required to consolidate Passport’s results in future periods, it will have a material impact on our consolidated balance sheets and statements of operations and other comprehensive income (loss). Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the investment in Passport.

GlobalHealth

As of March 31, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the three months ended March 31, 2020.

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for additional discussion regarding the goodwill impairment tests conducted during the six months ended June 30, 2020 and the year ended December 31, 2019.

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

Evolent Health, Inc. Consolidated Results

	For the Three Months Ended June 30, 2020		Change Over Prior Period		For the Six Months Ended June 30,		Change Over Prior Period
(in thousands, except percentages)	2020	2019	$	%	2020	2019	$	%
Revenue
Services:
Transformation services	$755	$1,944	$(1,189)	(61.2)%	$5,993	$5,297	$696	13.1%
Platform and operations services	212,375	144,522	67,853	46.9%	422,275	291,814	130,461	44.7%
Total Services	213,130	146,466	66,664	45.5%	428,268	297,111	131,157	44.1%
True Health:
Premiums	25,502	45,493	(19,991)	(43.9)%	57,649	92,604	(34,955)	(37.7)%
Total revenue	238,632	191,959	46,673	24.3%	485,917	389,715	96,202	24.7%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	165,812	108,383	57,429	53.0%	341,465	225,824	115,641	51.2%
Claims expenses	18,144	36,085	(17,941)	(49.7)%	41,811	73,842	(32,031)	(43.4)%
Selling, general and administrative expenses	50,511	66,932	(16,421)	(24.5)%	105,209	141,770	(36,561)	(25.8)%
Depreciation and amortization expenses	15,778	15,292	486	3.2%	31,916	29,558	2,358	8.0%
Loss (gain) on disposal of assets	—	(9,600)	9,600	100.0%	6,447	(9,600)	16,047	167.2%
Goodwill impairment	215,100	—	215,100	100.0%	215,100	—	215,100	100.0%
Change in fair value of contingent consideration and indemnification asset	756	100	656	656.0%	(3,062)	200	(3,262)	(1,631.0)%
Total operating expenses	466,101	217,192	248,909	114.6%	738,886	461,594	277,292	60.1%
Operating loss	$(227,469)	$(25,233)	$(202,236)	(801.5)%	$(252,969)	$(71,879)	$(181,090)	(251.9)%

Transformation services revenue as a % of total revenue	0.3%	1.0%			1.2%	1.4%
Platform and operations services revenue as a % of total revenue	89.0%	75.3%			86.9%	74.9%
Premiums as a % of total revenue	10.7%	23.7%			11.9%	23.8%
Cost of revenue as a % of services revenue	77.8%	74.0%			79.7%	76.0%
Claims expenses as a % of premiums	71.1%	79.3%			72.5%	79.7%
Selling, general and administrative expenses as a % of total revenue	21.2%	34.9%			21.7%	36.4%

Comparison of the Results for the three months ended June 30, 2020 to 2019

Revenue

Total revenue increased by $46.7 million, or 24.3%, to $238.6 million for the three months ended June 30, 2020 as compared to the same period in 2019.

Transformation services revenue decreased by $(1.2) million, or (61.2)%, to $0.8 million for the three months ended June 30, 2020 as compared to the same period in 2019 due primarily to the timing of implementation activities. Transformation services revenue accounted for 0.3% and 1.0% of our total revenue for the three months ended June 30, 2020 and 2019, respectively.

Platform and operations services revenue accounted for 89.0% and 75.3% of our total revenue for the three months ended June 30, 2020 and 2019, respectively. Platform and operations services revenue increased by $67.9 million, or 46.9%, to $212.4 million for the three months ended June 30, 2020, as compared to 2019, primarily as a result of additional revenue from existing partners, new partner additions, cross-sell and an increase in our average PMPM fee.

Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. Management uses lives on platform as a supplemental performance measure because we believe that it provides insight into the unit economics of our services. We believe that this measure is also useful to investors because it allows further insight into the period over period operational performance. We ended the quarter with 34 operating partners as of June 30, 2020, as compared to 35 as of June 30, 2019.

Premiums accounted for $25.5 million and $45.5 million, or 10.7% and 23.7% of our total revenue for the three months ended June 30, 2020 and 2019, respectively. Premiums decreased by $(20.0) million, or (43.9)%, to $25.5 million, for three months ended June 30, 2020, as compared to 2019. The decrease is primarily attributable to the termination of the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018 and premium rebate accruals driven by minimum medical loss ratio regulations in the state of New Mexico as a result of the impact of COVID-19. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and we expect future True Health revenues to be diminished as a result. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Cost of Revenue

Cost of revenue increased by $57.4 million, or 53.0%, to $165.8 million for three months ended June 30, 2020, as compared to 2019. Cost of revenue increased by approximately $52.3 million period over period as a result of growth of our revenue generating services and additional payments related to performance-based arrangements, an increase of $2.2 million increase in professional fees due to the nature and timing of our projects and an increase of $2.9 million in our technology services, TPA fees, personnel costs and other costs period over period. Approximately $0.5 million and $0.9 million of total personnel costs was attributable to stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively. Cost of revenue represented 77.8% and 74.0% of total services revenue for the three months ended June 30, 2020 and 2019, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings during 2019; however, we expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment were $18.1 million for three months ended June 30, 2020, as compared to $36.1 million for the prior period. The decrease is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018 that terminated in the fourth quarter of 2019 and savings from cancellation of non-essential services such as elective and non-emergency medical services as a result of COVID-19. Claims expenses represented 71.1% and 79.3% of premiums for the three months ended June 30, 2020, as compared to 2019 respectively. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the reinsurance agreement. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $16.4 million, or 24.5%, to $50.5 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. During the three months ended June 30, 2020, personnel costs decreased by $12.3 million period over period due to a reduction in employee headcount. Approximately $3.2 million and $3.9 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2020, and 2019, respectively. The decrease in our stock-based compensation expense included in total personnel costs was driven primarily by the elimination of performance-based RSU awards. Conversely, technology costs increased by $0.9 million period over period as a result of the growing customer base and service offerings. Legal fees increased by $1.0 million and other costs decreased by $2.3 million for three months ended June 30, 2020, as compared to 2019, respectively, due to the nature and timing of our projects. Transaction, transition and severance costs accounted for approximately $30.0 thousand and $6.0 million of total selling, general and administrative expenses for the three months ended June 30, 2020, and 2019, respectively. Selling, general and administrative expenses represented 21.2% and 34.9% of total revenue for the three months ended June 30, 2020, and 2019, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.5 million, or 3.2%, to $15.8 million for three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during 2019 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill Impairment

During the three months ended June 30, 2020, we recorded a non-cash impairment charge of $215.1 million on our consolidated statements of operations as we determined that the implied fair value of goodwill of one of the three reporting units in the Services segment was less than the carrying amount. See “Part I - Item 1. Financial Statements - Note 8” for further details of the impairment charge to goodwill.

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

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a (gain) loss on change in fair value of contingent consideration and indemnification asset of $0.8 million and $0.1 million the three months ended June 30, 2020 and 2019, respectively. This variance is the result of changes in the fair values of contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for further details regarding the fair value of our mark-to-market liabilities.

Comparison of the Results for the Six Months Ended June 30, 2020 to 2019

Revenue

Total revenue increased by $96.2 million, or 24.7%, to $485.9 million for the six months ended June 30, 2020, as compared to the same period in 2019.

Transformation services revenue increased by $0.7 million, or 13.1%, to $6.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due primarily to the timing of implementation activities. Transformation services revenue accounted for 1.2% and 1.4% of our total revenue for the six months ended June 30, 2020 and 2019, respectively.

Platform and operations services revenue accounted for 86.9% and 74.9% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. Platform and operations services revenue increased by $130.5 million, or 44.7%, to $422.3 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily as a result of additional revenue from existing partners, new partner additions, cross-sell and an increase in our average PMPM fee.

Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. Management uses lives on platform as a supplemental performance measure because we believe that it provides insight into the unit economics of our services. We believe that this measure is also useful to investors because it allows further insight into the period over period operational performance. We ended the quarter with 34 operating partners as of June 30, 2020, as compared to 35 as of June 30, 2019.

Premiums accounted for $57.6 million and $92.6 million, or 11.9% and 23.8% of our total revenue for the six months ended June 30, 2020 and 2019, respectively. Premiums decreased by $35.0 million, or 37.7%, to $57.6 million, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease is primarily attributable to the termination of the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and we expect future True Health revenues to be diminished as a result. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Cost of Revenue

Cost of revenue increased by $115.6 million, or 51.2%, to $341.5 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Cost of revenue increased by approximately $111.9 million period over period as a result of growth of our revenue generating services and additional payments related to performance-based arrangements, an increase in our professional fees of $1.4 million due to the nature and timing of our projects and an increase of $2.4 million in our technology services, TPA fees, personnel costs and other costs period over period. Approximately $0.9 million and $1.7 million of total personnel costs was attributable to stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively. Cost of revenue represented 79.7% and 76.0% of total services revenue for the six months ended June 30, 2020 and 2019, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings during 2019; however, we expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment were $41.8 million for the six months ended June 30, 2020, as compared to $73.8 million for the prior period. The decrease is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018 that terminated in the fourth quarter of 2019 and savings from cancellation of non-essential services such as elective and non-emergency medical services as a result of COVID-19. Claims expenses represented 72.5% and 79.7% of premiums for the six months ended June 30, 2020, as compared to 2019, respectively. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the reinsurance agreement. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $36.6 million, or 25.8%, to $105.2 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. During the six months ended June 30, 2020, personnel costs decreased by $31.2 million period over period due to a reduction in employee headcount. Approximately $6.3 million and $7.6 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2020 and 2019, respectively. The decrease in our stock-based compensation expense included in total personnel costs was driven primarily by the elimination of performance-based RSU awards. Conversely, technology costs increased by $2.6 million period over period as a result of the growing customer base and service offerings. Legal fees increased by $2.4 million and other costs decreased by $1.7 million for the six months ended June 30, 2020, as compared to 2019, respectively, due to the nature and timing of our projects. Transaction, transition and severance costs accounted for approximately $6.1 million and $17.6 million of total selling, general and administrative expenses for the six months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses represented 21.7% and 36.4% of total revenue for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.4 million, or 8.0%, to $31.9 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during 2019 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill Impairment

During the six months ended June 30, 2020, we recorded a non-cash impairment charge of $215.1 million on our consolidated statements of operations as we determined that the implied fair value of goodwill of one of the three reporting units in the Services segment was less than the carrying amount. See “Part I - Item 1. Financial Statements - Note 8” for further details of the impairment charge to goodwill.

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

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a (gain) loss on change in fair value of contingent consideration and indemnification asset of $(3.1) million and $0.2 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, respectively. This variance is the result of changes in the fair values of contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for further details regarding the fair value of our mark-to-market liabilities.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the implementation loan and Passport Note. We recorded interest income of $0.8 million and $1.8 million for the three and six months ended June 30, 2020, respectively, and $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively. Interest income decreased during 2020 as a result of lower interest income generated from the capital-only reinsurance agreement with NMHC which was terminated in the fourth quarter of 2019.

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

We recorded interest expense (including amortization of deferred financing costs) of approximately $6.3 million and $12.6 million for the three and six months ended June 30, 2020, respectively, and $3.7 million and $7.1 million for the three and six months ended June 30, 2019. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further details.

Impairment of Equity Method Investments

As of March 31, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the three months ended March 31, 2020.

Gain (Loss) from Equity Method Investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains (losses) from these investments was approximately $25.1 million and $24.7 million for the three and six months ended June 30, 2020, respectively, and $(1.9) million and $(2.3) million for the three and six months ended June 30, 2019, respectively.

Provision (Benefit) for Income Taxes

The Company recorded $3.9 million and $3.6 million in income tax benefit for the three and six months ended June 30, 2020, respectively, which resulted in effective tax rates of 1.9% and 1.3%, respectively. The Company recorded $1.4 million and $0.9 million in income tax expense for the three and six months ended June 30, 2019, respectively, which resulted in effective tax rates of (4.6)% and (1.1)%, respectively. The difference between our effective tax rate and our statutory rate is primarily due to the change in valuation allowance for current year losses. The Company continues to maintain a full valuation allowance recorded against its net deferred tax assets, except for certain indefinite lived components.

Net Income (Loss) Attributable to Non-controlling Interests

For the three and six months ended June 30, 2019, our results reflected net losses of $0.3 million and $2.2 million attributable to non-controlling interests, which represented 1.1% and 3.1% of the operating losses of Evolent Health LLC. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for additional discussion of our non-controlling interests.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $253.0 million and $71.9 million for the six months ended June 30, 2020 and 2019, respectively. Net cash and restricted cash from (used in) operating activities was $17.1 million and $(39.2) million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company had $98.3 million of cash and cash equivalents and $55.7 million in restricted cash and restricted investments.

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

	For the Six Months Ended June 30,
	2020	2019
Net cash and restricted cash from (used in) operating activities	$17,125	$(39,242)
Net cash and restricted cash used in investing activities	(18,382)	(90,816)
Net cash and restricted cash from (used in) financing activities	25,910	(121,071)

Operating Activities

Cash flows from operating activities of $17.1 million in the six months ended June 30, 2020 were due primarily to our net loss of $282.3 million, partially offset by non-cash items, including an impairment of goodwill of $215.1 million, an impairment of an equity method investment of $47.1 million, depreciation and amortization expenses of $31.9 million, stock-based compensation expense of $7.2 million and a loss on the disposal of assets of $6.4 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts payable, accrued liabilities and claims reserves contributed approximately $49.0 million to our cash inflows. Those cash inflows were partially offset by an increase in accounts receivable and contract assets and contract costs assets and a decrease in accrued compensation and employee benefits contributed of approximately $39.6 million.

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

Investing Activities

Cash flows used in investing activities of $18.4 million in the six months ended June 30, 2020 were primarily attributable to investments in internal-use software and purchases of property and equipment of $17.5 million, disposal of non-strategic assets of $2.3 million and purchases of investments of $1.4 million, offset in part by maturities of investments of $3.1 million.

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

Financing Activities

Cash flows from financing activities of $25.9 million in the six months ended June 30, 2020 were primarily related to a $26.7 million increase in working capital balances held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed. These cash inflows from claims processing services were, offset, in part by $1.3 million of taxes withheld and paid for vests of restricted stock units.

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

Contractual Obligations

Our estimated contractual obligations (in thousands) as of June 30, 2020, were as follows:

	2020	2021-2022	2023-2024	2025+	Total
Operating leases for facilities	$6,003	$21,418	$18,202	$56,093	$101,716
Passport buyout commitment	—	20,000	—	—	20,000
Purchase obligations related to vendor contracts	3,415	6,982	93	—	10,490
Commitments to equity-method investees	3,600	—	—	—	3,600
Debt interest payments	6,433	23,837	21,337	2,588	54,195
Debt principal repayment	—	125,000	75,000	172,500	372,500
Contingent consideration	3,600	—	—	—	3,600
Total contractual obligations	$23,051	$197,237	$114,632	$231,181	$566,101

During the six months ended June 30, 2020, there were no material changes outside the ordinary course of business to our contractual obligations from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $55.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $44.9 million, collateral for letters of credit required as security deposits for facility leases of $3.6 million, amounts held with financial institutions for risk-sharing arrangements of $5.7 million and other restricted balances as of June 30, 2020. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business and the pursuit of strategic acquisitions. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through June 30, 2020, the Company had not entered into any off-balance sheet arrangements, other than the operating leases and notes receivable noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part I - Item 1. Financial Statements - Note 15” within this Form 10-Q.

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

Interest Rate Risk

As of June 30, 2020, the Company had cash and cash equivalents and restricted cash and restricted investments of $153.9 million, which consisted of bank deposits with FDIC participating banks of $146.8 million, bank deposits in international banks of $0.5 million, cash equivalents deposited in a money-market fund of $5.8 million, and $0.7 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $16.2 million, which are classified as held-to-maturity investments.

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

As of June 30, 2020, we had $297.5 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Conversely, as of June 30, 2020, we had $75.0 million of aggregate principal amount in a secured term loan, which are floating rate instruments and subject to fluctuations in interest rates. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation losses of $4 thousand and $0.2 million for the three and six months ended June 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weaknesses in the design and operation of our internal control over financial reporting as disclosed in our 2019 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective. The Company is implementing remediation efforts to address the material weaknesses as described further in “Plan of Remediation to Address Material Weaknesses in Internal Control over Financial Reporting” below.

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

Management previously identified material weaknesses in its internal controls over financial reporting related to the areas below.

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

Plan of Remediation to Address Material Weaknesses in Internal Controls over Financial Reporting

During the three months ended June 30, 2020, management designed and implemented system enhancements, role-based access, and updated polices and control procedures related to user access role definitions and segregation of duties within one of our claims processing systems. We are currently testing the operating effectiveness of these newly designed controls.

Management is also actively engaged in developing and implementing remediation efforts to address the material weaknesses in the Control Activities described above. These remediation efforts are ongoing and include or are expected to include the following:

•System enhancements, implementation of role-based access, and updated polices and control procedures related to user access role definitions and segregation of duties within certain instances of one of our claims processing systems;
•Expanding controls and/or applying other appropriate procedures to address the design and operation of internal controls relating to the set-up and modification of claims data in the System; and
•Enhancing procedures for the identification of control activities and monitoring of control performance to ensure that the components of internal control relating to claims data received from certain third-party service providers are present and functioning.

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

Changes in Internal Control over Financial Reporting

We have designed and implemented controls surrounding user access role definitions and segregation of duties within one of our claims processing systems, and are actively developing and implementing certain control activities to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our pending sale of certain assets of Passport Health Plan, Inc. to Molina Healthcare, Inc. may not be consummated, and the benefits we expect to be received as a result of the transaction may not be realized.

On July 16, 2020, Evolent Health LLC and Passport entered into an asset purchase agreement with Molina Healthcare, Inc., pursuant to which Passport will sell certain assets to Molina Healthcare, Inc. The pending sale is subject to certain conditions to closing, including, but not limited to, approval by certain governmental authorities. We cannot guarantee that the closing will occur on a timely basis or at all. In the event certain governmental approvals are not obtained or certain other conditions are not fulfilled, we may not realize the economic benefits we expect to derive from the transaction or the transaction may otherwise be rescinded. In addition, the closing of the transaction, the transfer of the Medicaid business and the economic benefit we expect to derive from the transaction could be adversely affected by a number of factors including litigation from third parties, the outcome of any protest against the Kentucky Medicaid awards for 2021, the performance of Passport’s business through 2020 and the results of Medicaid open enrollment in the Commonwealth of Kentucky.

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

The COVID-19 pandemic may impact our business, financial condition, cash flows, or results of operations in a number of ways, including the following:

•Our subsidiary True Health New Mexico could experience delays or non-payment of premium as well as membership decreases.
•State Medicaid agencies may experience budget pressures as a result of the pandemic which could negatively impact payments to certain of our Medicaid health plan customers and potentially cause us to incur additional bad debt expense.
•The impact of the pandemic on certain partners could result in delayed or reduced payments to us.
•As our employees and our partners’ employees work from home and access our system remotely, we may be subject to heightened security and privacy risks, including the risks of cyber attacks and privacy incidents.
•It has created, and may continue to create, volatility in the capital markets and such volatility could have a negative impact on our ability to access those markets on acceptable terms, or at all.
•Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income and the value of our investments.

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

10.1*	Asset Purchase Agreement, dated July 16, 2020, by and among Passport Health Plan, Inc., Evolent Health LLC, and Molina Healthcare, Inc.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL
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

EVOLENT HEALTH, INC.
Registrant

By:	/s/ John Johnson
Name:	John Johnson
Title:	Chief Financial Officer

By:	/s/ Aammaad Shams
Name:	Aammaad Shams
Title:	Controller

Dated: August 7, 2020