Form 10-Q
period 2020-09-30
Evolent Health, Inc.
filed 2020-11-06
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 2, 2020, there were 85,778,739 shares of the registrant’s Class A common stock outstanding.

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
•the economic benefits we expect to receive as a result of the sale of certain assets of Passport may not be realized;
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
•our ability to effectively manage our growth and maintain an efficient cost structure, and to successfully implement cost cutting measures;
•our ability to offer new and innovative products and services;
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including the acquisition of assets from New Mexico Health Connections, and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc., Aldera Holdings, Inc., NCIS Holdings, Inc. (“New Century Health”), and Passport, which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;
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
i

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
•True Health New Mexico’s ability to enter the individual market;
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
•the conditional conversion features of the 2024 and 2025 convertible notes, which, if triggered, could require us to settle the 2024 or 2025 convertible notes in cash;
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

The risks included here are not exhaustive.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  Our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), subsequent Quarterly Reports on Form 10-Q and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370,514	$101,008
Restricted cash and restricted investments	21,985	20,080
Accounts receivable, net (1)	95,317	75,667
Prepaid expenses and other current assets (1)	55,381	28,488
Investments, at amortized cost	4,677	1,807
Contract assets	671	1,751
Total current assets	548,545	228,801
Restricted cash and restricted investments	9,462	8,260
Investments, at amortized cost	11,842	16,751
Investments in and advances to equity method investees	7,473	122,618
Property and equipment, net	88,072	85,155
Right-of-use assets - operating	60,240	72,173
Customer advance for regulatory capital requirements, net of allowances (1)	—	40,000
Prepaid expenses and other noncurrent assets, net of allowances (1)	7,450	6,253
Contract assets	—	999
Contract cost assets	28,491	36,482
Intangible assets, net	275,492	308,459
Goodwill	354,722	572,064
Total assets	$1,391,789	$1,498,015
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (1)	$32,177	$37,488
Accrued liabilities (1)	76,979	33,343
Operating lease liability - current	7,438	6,269
Accrued compensation and employee benefits	28,130	34,691
Deferred revenue	12,459	19,828
Reserve for claims and performance-based arrangements (1)	208,313	61,150
Total current liabilities	365,496	192,769
Long-term debt, net of discount	285,213	293,667
Other long-term liabilities	20,207	11,732
Operating lease liabilities - noncurrent	64,738	68,858
Deferred tax liabilities, net	1,390	1,942
Total liabilities	737,044	568,968
Commitments and Contingencies (See Note 10)
Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 85,756,991 and 84,588,629 shares issued, respectively	858	846
Additional paid-in-capital	1,224,956	1,173,708
Accumulated other comprehensive income (loss)	(320)	(234)
Retained earnings (accumulated deficit)	(574,553)	(251,962)
Treasury stock, at cost; 1,537,582 and 0 shares as of September 30, 2020 and December 31, 2019, respectively	(21,123)	—
Total shareholders' equity attributable to Evolent Health, Inc.	629,818	922,358
Non-controlling interests	24,927	6,689
Total shareholders' equity (deficit)	654,745	929,047
Total liabilities and shareholders' equity (deficit)	$1,391,789	$1,498,015
(1) See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Transformation services (1)	$4,807	$5,184	$10,800	$10,481
Platform and operations services (1)	230,299	171,438	652,574	463,252
Premiums	29,487	43,521	87,136	136,125
Total revenue	264,593	220,143	750,510	609,858

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	183,165	131,763	524,630	357,587
Claims expenses	21,325	34,802	63,136	108,644
Selling, general and administrative expenses (1)	55,758	58,808	160,967	200,578
Depreciation and amortization expenses	14,694	15,408	46,610	44,966
Loss on extinguishment of debt, net	4,789	—	4,789	—
(Gain) loss on disposal of assets	—	—	6,447	(9,600)
Goodwill impairment	—	—	215,100	—
Change in fair value of contingent consideration and indemnification asset	2,570	(500)	(492)	(300)
Total operating expenses	282,301	240,281	1,021,187	701,875
Operating loss	(17,708)	(20,138)	(270,677)	(92,017)
Interest income	1,288	1,124	3,049	3,026
Interest expense	(7,419)	(3,630)	(19,997)	(10,812)
Impairment of equity method investments	—	—	(47,133)	—
Gain (loss) from equity method investees	(13,717)	(3,859)	11,014	(6,187)
Other income (expense), net	(111)	(84)	170	(244)
Loss before income taxes and non-controlling interests	(37,667)	(26,587)	(323,574)	(106,234)
Provision (benefit) for income taxes	503	(849)	(3,131)	53
Net loss	(38,170)	(25,738)	(320,443)	(106,287)
Net loss attributable to non-controlling interests	(822)	(217)	(822)	(2,412)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(37,348)	$(25,521)	$(319,621)	$(103,875)

Loss per common share
Basic and diluted	$(0.44)	$(0.30)	$(3.87)	$(1.27)

Weighted-average common shares outstanding
Basic and diluted	85,172	83,819	82,615	81,831

Comprehensive loss
Net loss	$(38,170)	$(25,738)	$(320,443)	$(106,287)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	71	(68)	(86)	(33)
Total comprehensive loss	(38,099)	(25,806)	(320,529)	(106,320)
Total comprehensive loss attributable to non-controlling interests	(822)	(217)	(822)	(2,412)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(37,277)	$(25,589)	$(319,707)	$(103,908)
(1) See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Three Months Ended September 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	85,457	$855	—	$—	$1,183,605	$(391)	$(537,205)	$—	$646,864	$—	$646,864

Stock-based compensation expense	—	—	—	—	3,164	—	—	—	3,164	—	3,164
Exercise of stock options	265	3	—	—	1,445	—	—	—	1,448	—	1,448
Restricted stock units vested, net of shares withheld for taxes	35	—	—	—	(51)	—	—	—	(51)	—	(51)
Consolidation of equity method investment	—	—	—	—	—	—	—	(21,123)	(21,123)	25,749	4,626
Foreign currency translation adjustment	—	—	—	—	—	71	—	—	71	—	71
Equity component of 2024 notes, net of issuance costs	—	—	—	—	36,793	—	—	—	36,793	—	36,793
Net loss	—	—	—	—	—	—	(37,348)	—	(37,348)	(822)	(38,170)

Balance as of September 30, 2020	85,757	$858	—	$—	$1,224,956	$(320)	$(574,553)	$(21,123)	$629,818	$24,927	$654,745

	For the Three Months Ended September 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	83,815	$838	706	$7	$1,158,325	$(147)	$(28,345)	$—	$—	$16,078	$1,146,756

Stock-based compensation expense	—	—	—	—	3,352	—	—	—	—	—	3,352
Exercise of stock options	13	—	—	—	49	—	—	—	—	—	49
Restricted stock units vested, net of shares withheld for taxes	3	—	—	—	(3)	—	—	—	—	—	(3)
Share retirement	(5)	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(68)	—	—	—	—	(68)
Net loss	—	—	—	—	—	—	(25,521)	—	—	(217)	(25,738)
Reclassification of non-controlling interests	—	—	—	—	(27)	—	—	—	—	27	—

Balance as of September 30, 2019	83,826	$838	706	$7	$1,161,696	$(215)	$(53,866)	$—	$—	$15,888	$1,124,348

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Nine Months Ended September 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	84,589	$846	—	$—	$1,173,708	$(234)	$(251,962)	$—	$922,358	$6,689	$929,047
Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	—	—	10,375	—	—	—	10,375	—	10,375
Exercise of stock options	355	4	—	—	1,970	—	—	—	1,974	—	1,974
Restricted stock units vested, net of shares withheld for taxes	385	4	—	—	(1,386)	—	—	—	(1,382)	—	(1,382)
Consolidation of equity method investment	—	—	—	—	—	—	—	(21,123)	(21,123)	25,749	4,626
Share retirement	(188)	(2)	—	—	(683)	—	—	—	(685)	—	(685)
Class A common stock issued for payment of earn-outs	616	6	—	—	4,179	—	—	—	4,185	—	4,185
Disposal of assets	—	—	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	—	—	(86)	—	—	(86)	—	(86)
Equity component of 2024 notes, net of issuance costs	—	—	—	—	36,793	—	—	—	36,793	—	36,793
Net loss	—	—	—	—	—	—	(319,621)	—	(319,621)	(822)	(320,443)
Balance as of September 30, 2020	85,757	$858	—	$—	$1,224,956	$(320)	$(574,553)	$(21,123)	$629,818	$24,927	$654,745

	For the Nine Months Ended September 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$—	$—	$45,532	$1,189,356
Stock-based compensation expense	—	—	—	—	11,867	—	—	—	—	—	11,867
Exercise of stock options	116	1	—	—	996	—	—	—	—	—	997
Restricted stock units vested, net of shares withheld for taxes	284	3	—	—	(2,411)	—	—	—	—	—	(2,408)
Share retirement	(5)	—	—	—	—	—	—	—	—	—	—
Class A common stock issued for payment of earn-outs	43	—	—	—	800	—	—	—	—	—	800
Issuance of non-controlling interest	—	—	—	—	—	—	—	—	—	6,500	6,500
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	—	—	23,556
Exchange of Class B common stock	2,484	24	(2,484)	(24)	33,946	—	—	—	—	(33,946)	—
Foreign currency translation adjustment	—	—	—	—	—	(33)	—	—	—	—	(33)
Net loss	—	—	—	—	—	—	(103,875)	—	—	(2,412)	(106,287)
Reclassification of non-controlling interests	—	—	—	—	(214)	—	—	—	—	214	—
Balance as of September 30, 2019	83,826	$838	706	$7	$1,161,696	$(215)	$(53,866)	$—	$—	$15,888	$1,124,348

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows Used In Operating Activities
Net loss	$(320,443)	$(106,287)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	(492)	(300)
Loss (gain) on disposal of assets	6,447	(9,600)
(Gain) loss from equity method investees	(11,014)	6,187
Depreciation and amortization expenses	46,610	44,966
Goodwill impairment	215,100	—
Equity method investments impairment	47,133	—
Stock-based compensation expense	10,375	15,045
Deferred tax (benefit) provision	(773)	(188)
Amortization of contract cost assets	15,937	4,132
Amortization of deferred financing costs	10,093	6,954
Loss on extinguishment of debt	4,789	—
Interest from customer advance for regulatory capital requirements	(1,788)	(650)
Other current operating cash inflows (outflows), net	1,809	(25)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(15,665)	6,580
Prepaid expenses and other current and noncurrent assets	9,113	(1,491)
Contract cost assets	(7,946)	(14,982)
Accounts payable	(394)	(3,993)
Accrued liabilities	6,264	(20,661)
Accrued compensation and employee benefits	(4,650)	1,580
Deferred revenue	(10,811)	2,117
Reserve for claims and performance-based arrangements	(16,479)	15,478
Right-of-use operating assets	9,493	(24,407)
Operating lease liabilities	(490)	28,547
Other long-term liabilities	4,408	(4,834)
Net cash and restricted cash used in operating activities	(3,374)	(55,832)
Cash Flows From (Used In) Investing Activities
Cash paid for asset acquisitions or business combinations	—	(8,575)
Customer advance for regulatory capital requirements	—	(46,400)
Loan for implementation funding	(400)	5,400
Disposal of non-strategic assets	(2,287)	—
Investments in and advances to equity method investees	—	(17,113)
Impact to cash and cash equivalents and restricted cash from initial consolidation	159,755	—
Purchases of investments	(11,168)	(8,900)
Maturities and sales of investments	140,905	—
Investments in internal-use software and purchases of property and equipment	(23,614)	(26,377)
Purchase and maturities of restricted investments	106	(495)
Net cash and restricted cash from (used in) investing activities	263,297	(102,460)
Cash Flows From (Used In) Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(2,212)	(22,781)
Amount received from escrow in asset acquisition	—	500
Deferred financing costs related to 2025 Notes	—	(607)
See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30,
	2020	2019
Proceeds from issuance of 2024 Notes, net of offering costs	30,062	—
Repurchase of 2021 Notes and lender fees	(16,388)	—
Proceeds from stock option exercises	1,974	997
Taxes withheld and paid for vesting of restricted stock units	(1,382)	(2,408)
Net cash and restricted cash from (used in) financing activities	12,054	(24,299)
Effect of exchange rate on cash and cash equivalents and restricted cash	43	19
Net increase (decrease) in cash and cash equivalents and restricted cash	272,020	(182,572)
Cash and cash equivalents and restricted cash as of beginning-of-period	128,531	388,325
Cash and cash equivalents and restricted cash as of end-of-period	$400,551	$205,753
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

Since its inception, the Company has incurred losses from operations. As of September 30, 2020, the Company had unrestricted cash and cash equivalents of $370.5 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Issuances of Common Units

Evolent Health LLC may only issue Class A common units to us, as the sole managing member of Evolent Health LLC. Class B common units may be issued only to persons or entities we permit. Such issuances of Class B common units shall be made in exchange for cash or other consideration. Class B common units may not be transferred as Class B common units except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the third amended and restated operating agreement of Evolent Health LLC. Any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock. As of September 30, 2020 and December 31, 2019, there are no Class B common units outstanding.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets, stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, valuation of intangible assets (including goodwill), purchase price allocation in taxable stock transactions and useful lives of intangible assets.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	September 30, 2020	December 31, 2019
Collateral for letters of credit for facility leases (1)	$3,510	$3,610
Collateral with financial institutions (2)	9,860	5,742
Claims processing services (3)	15,959	18,171
Other	2,118	817
Total restricted cash and restricted investments	$31,447	$28,340

Current restricted investments	$100	$704
Current restricted cash	21,885	19,376
Total current restricted cash and restricted investments	$21,985	$20,080

Non-current restricted investments	$1,310	$113
Non-current restricted cash	8,152	8,147
Total non-current restricted cash and restricted investments	$9,462	$8,260

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 11 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of September 30, 2020 and December 31, 2019, approximately $0.1 million and $1.0 million, respectively, of the collateral amount was held in a trust account and invested in money market funds related to risk-sharing arrangements. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 17 for discussion of fair value measurement and Note 10 for discussion of our risk-sharing arrangements. As of September 30, 2020 and December 31, 2019, approximately $9.7 million and $4.7 million, of the collateral amounts were held in a FDIC participating bank account, respectively.
(3) Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands).

	September 30,
	2020	2019
Cash and cash equivalents	$370,514	$96,734
Restricted cash and restricted investments	31,447	109,832
Restricted investments included in restricted cash and restricted investments	(1,410)	(813)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$400,551	$205,753

Notes Receivable

Notes receivable are carried at the face amount of each note plus accrued interest receivable, less received payments. The Company does not typically carry notes receivable in the course of its regular business, but contributed $40.0 million in the form of an advance for regulatory capital requirements (the “Passport Note”) under an agreement that Passport entered into during the second quarter of 2019. The Passport Note carried a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of the surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. Upon the consolidation of Passport discussed in Note 4, the Passport Note was eliminated. As of September 30, 2020, the outstanding principal balance of the Passport Note was $40.0 million, excluding approximately $3.3 million of accrued interest.
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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment tests conducted during the nine months ended September 30, 2020 and the year ended December 31, 2019.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	10 - 20 years
Customer relationships	10 - 25 years
Technology	5 years
Provider network contracts	4 - 5 years

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

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

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

Note 4. Transactions
Equity Investments
Passport
On December 30, 2019, University Health Care, Inc. (“UHC”), Passport Health Solutions, LLC, a Kentucky nonprofit limited liability company and subsidiary of UHC (“PHS I”), the Company and Justify Holdings, Inc., a Kentucky corporation and a previous subsidiary of the Company (the “Passport Buyer”), closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of UHC and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the following provider sponsors of UHC: the University of Louisville, the University of Louisville Physicians, the University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”). As of December 30, 2019, Justify Holdings, Inc. became Passport Health Plan, Inc. (“Passport”) $16.2 million of the cash consideration was placed in escrow until such time as PHS I delivers to Passport Buyer certain owned real property and improvements. During the three months ended June 30, 2020, Passport Buyer did not meet certain statutory capital thresholds as a result of the owned real property and improvements not being transferred and $16.2 million was released from escrow and returned to the Passport Buyer. If the transfer of owned real property and improvements does not occur by December 31, 2020, then Passport Buyer and PHS I will mutually agree to dispose and/or transfer the owned real property and improvements.
On July 16, 2020, Evolent Health LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, and Passport which is owned 70% by EH Holding Company, Inc., a wholly owned subsidiary of Evolent Health LLC (“EH Holding Company”) and 30% by the Sponsors, entered into an Asset Purchase Agreement (the “Molina APA”) with Molina Healthcare, Inc., a Delaware corporation (“Molina”), which contemplated the sale by Passport to Molina (or its permitted affiliate assignee) of certain assets, including certain intellectual property rights of Passport and Passport’s rights under its existing Medicaid contract with the Kentucky Cabinet for Health and Family Services (the “Medicaid Contract”).
On September 1, 2020, Passport and Molina completed the closing of the transactions contemplated by the Molina APA, and Passport’s Medicaid Contract was novated to Molina (the “Closing”). As a result, Passport began to wind down its business. In connection with the Closing, Molina deposited $20.0 million in cash in escrow, which is expected to be released to Passport on January 1, 2021. Prior to this transaction, the Company previously accounted for its investment in Passport as an unconsolidated variable interest entity under the equity method of accounting. As a result of the transaction, the Company concluded that a reconsideration event occurred whereby Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in Passport; accordingly, the Company consolidated Passport as of September 1, 2020 in its consolidated financial statements. The Company accounted for the transaction as an asset acquisition, as the set of assets acquired as a result of the consolidation did not meet the criteria to be classified as a business under GAAP.
As part of the consolidation, the Company recorded assets primarily consisting of cash and cash equivalents and restricted cash and cash equivalents of $159.8 million, available for sale securities of $88.6 million, receivables related to unsettled sales of securities of $43.0 million and other assets of $50.2 million and total liabilities primarily comprised of reserve for claims and performance-based arrangements of $164.8 million and accrued liabilities of $50.0 million. Subsequent to winddown activities, any remaining cash will be distributed to the Company subject to regulatory approval from the Kentucky Department of Insurance.

On June 18, 2019, we contributed the Passport Note under an agreement with Passport. The Passport Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in a single payment on July 1, 2025, the maturity date, or earlier, subject to regulatory approval. The Passport Note is required to be repaid out of surplus in excess of Passport’s obligations to its policyholders, claimant and beneficiary claims and all other creditors. The Passport Note was eliminated upon consolidation, effective September 1, 2020.
On June 6, 2019, the Company and Passport entered into an Indemnity Agreement (the “Indemnity Agreement”), with an insurance company (the “Surety”). The Surety issued a performance bond in the amount of $25.0 million to secure Passport’s performance under its Medicaid Contract. Pursuant to the Indemnity Agreement, the Company and Passport are jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s original expiry date was June 30, 2020 and during the three months ended June 30, 2020, was extended to December 31, 2020. In connection with the consummation of the transactions, the Sponsors, the Passport Buyer and a subsidiary of the Company entered into a shareholders’ agreement that provides for the governance of the Passport Buyer following the closing, and certain other rights between the parties thereto.

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

Transformation Services Revenue
Transformation services consist of implementation services whereby we assist the customer in launching its population health or health plan programs. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. The transformation services are usually completed within 12 months. We generally receive a fixed fee for transformation services and recognize revenue over time using an input method based on hours incurred compared to the total estimated hours required to satisfy our performance obligation.
Platform and Operations Services Revenue
Platform and operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions. Our clinical solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services; our administrative solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.  Contracts to provide these services may be developed on an integrated basis.  For purposes of revenue disaggregation, we classify contracts including both clinical and administrative solutions into the category corresponding to the majority of services provided under those contracts.

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

Disaggregation of Revenue
The following table represents Evolent’s Services segment revenue disaggregated by type of services (in thousands), excluding revenues from our health plan operations, which include the True Health segment and Passport, and from our downside risk sharing arrangements through our insurance subsidiary, which are accounted for under ASC 944, Financial Services-Insurance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Services Revenue
Transformation services	$4,807	$5,184	$10,800	$10,481
Platform and operations services
Clinical solutions	181,077	121,323	502,659	312,527
Administrative solutions	49,184	49,676	149,800	149,359

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $90.3 million of transaction price to performance obligations that are unsatisfied as of September 30, 2020. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 19% and 63% of these remaining performance obligations by December 31, 2020, and December 31, 2021, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019
Short-term receivables (1)	$92,479	$71,707
Long-term receivables (1)	4,473	709
Short-term contract assets	671	1,751
Long-term contract assets	—	999
Short-term deferred revenue	12,459	19,828
Long-term deferred revenue	2,520	1,330
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the nine months ended September 30, 2020, are as follows (in thousands):

Contract assets
Balance as of beginning-of-period	$2,750
Reclassification to receivables, as the right to consideration becomes unconditional	(2,198)
Contract assets recognized, net of reclassification to receivables	119
Balance as of end-of-period	$671

Deferred revenue
Balance as of beginning-of-period	$21,158
Reclassification to revenue, as a result of performance obligations satisfied	(17,422)
Cash received in advance of satisfaction of performance obligations	11,243
Balance as of end-of-period	$14,979

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous period was $3.6 million and $11.3 million during the three and nine months ended September 30, 2020, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2020 and December 31, 2019, the Company had $3.6 million and $4.7 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2019.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2020 and December 31, 2019, the Company had $24.9 million and $31.8 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $5.2 million and $14.6 million for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $3.7 million for the three and nine months ended September 30, 2019.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advance for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three and nine month periods ended September 30, 2020. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods, and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three and nine month periods ended September 30, 2020.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets at September 30, 2020, 64% were current, 30% were past due less than 60 days, with 34% past due less than 120 days. At September 30, 2020, we reported $137.6 million of accounts receivable, certain non-trade accounts receivable included in prepaids and other assets on the consolidated balance sheet and contract assets, net of allowances of $5.2 million. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the nine months ended September 30, 2020 (in thousands):

For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$(41)
Passport acquisition	(2,582)
Cumulative transition adjustment	(2,815)
Provision for credit losses	(1,438)
Charge-offs	1,665
Balance as of September 30, 2020	$(5,211)

Investments Held at Amortized Cost

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

The amortized cost of our investments as of September 30, 2020 and December 31, 2019 (in thousands) and interest income for the three and nine months ended September 30, 2020 were as follows:

	Amortized Cost		Interest Income for the Three Months Ended September 30,		Interest Income for the Nine Months Ended September 30,
	September 30, 2020	December 31, 2019	2020	2019	2020	2019
U.S. Treasury bills	$8,920	$10,784	$59	$64	$181	$183
Corporate bonds	1,708	1,705	471	14	500	34
Collateralized mortgage obligations	5,164	5,472	197	34	301	63
Corporate stock	130	—	—	—	—	—
Yankees	597	597	5	5	16	16
Total investments	$16,519	$18,558	$732	$117	$998	$296

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

As of September 30, 2020, all of the Company’s held-to-maturity investments were rated investment-grade or better and all payments of interest or principal are current.

Notes Receivable

On September 30, 2019, we entered into an amended agreement with an equity method investee to reduce our maximum funding for operations to $5.0 million (the “Note”) through a line of credit. The Note carries a fixed interest rate of 6.5% per annum and is required to be repaid, plus accrued interest, in monthly payments beginning April 30, 2019 through the note end date of April 1, 2030. As of September 30, 2020 and December 31, 2019, the equity method investee had drawn $1.4 million and $1.0 million under this Note, respectively. The Company recorded the Note at amortized cost basis, including accrued interest, on the consolidated balance sheets and reports principal in prepaid expenses and other non-current assets, net and accrued interest in prepaid expenses and other current assets, net. The remaining undrawn amount is an off-balance sheet credit commitment which is subject to measurement because the Company does not have the ability to rescind its commitment to extend this credit unconditionally. The allowance associated with the undrawn amounts is recorded in other long-term liabilities on the consolidated balance sheets and will be reclassified from other long-term liabilities to prepaid expenses and other non-current assets on the consolidated balance sheets as the Note is drawn.

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

At September 30, 2020, we reported $1.4 million of notes receivable, net of immaterial allowances on drawn principal in prepaid expenses and other non-current assets on the consolidated balance sheets. The Florida Agency for Healthcare Administration (the “Agency”) reviews requests for payments on a quarterly basis and will only approve the requests when it is satisfied that any repayment will not be reasonably likely to cause the borrower to be unable to meet its insolvency or surplus requirements. Circumstances under which the Agency will approve repayment include, but are not limited to, when the Premium to Surplus ratio is 10 to 1 or below. While the Company is currently accruing interest on the Note, it may stop accruing interest in the future if the Note borrower is in default of either principal or interest payments.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	September 30, 2020	December 31, 2019
Computer hardware	$18,305	$11,604
Furniture and equipment	4,359	3,649
Internal-use software development costs	131,830	112,501
Leasehold improvements	15,957	12,415
Total property and equipment	170,451	140,169
Accumulated depreciation and amortization expenses	(82,379)	(55,014)
Total property and equipment, net	$88,072	$85,155

The Company capitalized $5.6 million and $19.3 million of internal-use software development costs for the three and nine months ended September 30, 2020, respectively and $8.1 million and $25.0 million for the three and nine months ended September 30, 2019, respectively. The net book value of capitalized internal-use software development costs was $76.4 million and $74.9 million as of September 30, 2020 and December 31, 2019, respectively.

Depreciation expense related to property and equipment was $7.3 million and $21.2 million for the three and nine months ended September 30, 2020, respectively, of which amortization expense related to capitalized internal-use software development costs was

$6.2 million and $17.8 million, respectively. Depreciation expense related to property and equipment was $6 million and $16.9 million for the three and nine months ended September 30, 2019, respectively, of which $4.9 million and $13.5 million amortization expense related to capitalized internal-use software development costs.

Note 8. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has four reporting units, each a discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies.

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

2019 Goodwill Impairment Test

During the second half of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the period from May 1 to October 31 decreased by $6.59 per common share, or 43.5%, compared to the average closing price for the period from January 1 to April 30. In addition, it was not certain that Passport would be awarded a Kentucky managed Medicaid contract for the next contract period, which was expected to begin on January 1, 2021. Since Passport was not awarded a contract under the RFP, we expect that we will not receive any material revenue under our management services agreement from Passport Buyer subsequent to December 31, 2020 and the value of our investment in Passport and goodwill will be negatively impacted. The non-renewal of Passport’s contract would reduce our medium-term cash flow projections for one of our reporting units, causing the decline in our stock price to possibly be further prolonged, indicating it is more likely than not that that the fair value of the reporting units is less than the reporting unit’s carrying amounts, triggering an interim quantitative assessment.

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

As of October 31, 2019, we determined that one of our three reporting units in the Services segment had an estimated fair value less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $199.8 million in goodwill impairment on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019. If other indications of impairment exist we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations. As of December 31 2019, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge for the year ended December 31, 2019 was $431.7 million.

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

During the three months ended September 30, 2020, we evaluated qualitative factors that could indicate the fair value of each of our reporting units may be lower than the carrying value. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended September 30, 2020. As of September 30, 2020, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge for the nine months ended September 30, 2020 was $214.3 million.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	For the Nine Months Ended September 30, 2020
	Services	True Health	Consolidated
Balance as of December 31, 2019 (1)	$566,359	$5,705	$572,064
Goodwill disposal (2)	(2,200)	—	(2,200)
Impairment	(215,100)	—	(215,100)
Foreign currency translation	(42)	—	(42)
Balance as of September 30, 2020 (1)	$349,017	$5,705	$354,722

	For the Year Ended December 31, 2019
	Services	True Health	Consolidated
Balance as of December 31, 2018	$762,419	$5,705	$768,124
Goodwill acquired	3,416	—	3,416
Measurement period adjustments	351	—	351
Impairment	(199,800)	—	(199,800)
Foreign currency translation	(27)	—	(27)
Balance as of December 31, 2019	$566,359	$5,705	$572,064
(1) Net of cumulative inception to date impairment of $575.5 million and $360.4 million as of September 30, 2020 and December 31, 2019, respectively.
(2) Goodwill impaired on disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted average useful lives) are presented below:

	September 30, 2020				December 31, 2019
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	13.4	$23,300	$5,926	$17,374	14.2	$23,300	$4,891	$18,409
Customer relationships	16.4	281,219	54,622	226,597	16.8	291,519	44,750	246,769
Technology	2.1	82,922	60,855	22,067	2.0	82,922	49,760	33,162
Below market lease, net	2.6	1,118	599	519	2.2	2,048	1,334	714
Provider network contracts	3.0	14,475	5,540	8,935	3.7	12,725	3,320	9,405
Total intangible assets, net		$403,034	$127,542	$275,492		$412,514	$104,055	$308,459

Amortization expense related to intangible assets was $7.4 million and $25.4 million for the three and nine months ended September 30, 2020, respectively. Amortization expense related to intangible assets was $9.4 million and $28.1 million, for the three and nine months ended September 30, 2019, respectively.

Future estimated amortization of intangible assets (in thousands) as of September 30, 2020, is as follows:

2020	$7,421
2021	28,701
2022	24,819
2023	22,055
2024	16,171
Thereafter	176,325
Total future amortization of intangible assets	$275,492

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during three months ended September 30, 2020, that would require an impairment test for our intangible assets.

Note 9. Long-term Debt

2024 Notes

In August 2020, the Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, with certain holders of its outstanding 2021 Notes and certain new investor. The Company issued $84.2 million aggregate principal amount of 2024 Notes in exchange for $84.2 million aggregate principal amount of the 2021 Notes and an aggregate cash payment of $2.5 million, and issued $32.8 million aggregate principal amount of New Notes for cash at par. We incurred $3.0 million of debt issuance costs in connection with the 2024 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2024 Notes. The closing of the private placement of the 2024 Notes occurred on August 19, 2020.

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.5 million of non-cash interest expense for each of the three and nine months ended September 30, 2020.

The 2024 Notes are convertible into cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election, based on an initial conversion rate of 54.8667 shares of Class A common stock per $1,000 principal amount of the 2024 Notes, which is equivalent to an initial conversion price of approximately $18.23 per share of the Company’s Class A common stock. In the aggregate, the 2024 Notes are initially convertible into 6.4 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole provision upon a fundamental change or a notice of redemption under the governing indenture). The conversion rate may be adjusted under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

The option to settle the 2024 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2024 Notes into a debt component and an equity component. The debt component was determined to be $78.9 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $38.1 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the fair value of the debt component. Issuance costs of $1.7 million and $1.3 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $38.1 million, $1.7 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2024 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For both the three and nine months ended September 30, 2020, the Company recorded $0.8 million of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

Holders of the 2024 Notes may require the Company to repurchase all or part of their notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company may not redeem the 2024 Notes prior to March 1, 2023. The Company may redeem for cash all or any portion of the 2024 Notes, at its option, on or after March 1, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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
The proceeds of the Initial Term Loan were used to finance the Passport transaction and pay fees and expenses incurred in connection therewith. The proceeds of the DDTL Facility may be used, subject to the Company’s satisfaction of specified conditions, to finance the repayment or repurchase of the Company’s 2.00% Convertible Senior Notes due December 1, 2021 and to fund permitted acquisitions.  The Initial Term Loan and any loans under the DDTL Facility will mature on the date that is the earliest of (a) December 30, 2024, (b) the date on which all amounts outstanding under the Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of the 2021 Convertible Notes unless certain liquidity conditions are satisfied (the foregoing, the “Maturity Date”). The interest rate for each loan under the Senior Credit Facilities is calculated, at the option of the Borrower, at either the Eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum is payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility. The Company recorded $2.0 million and $6.0 million in interest expense related to our Credit Agreement for the three and nine months ended September 30, 2020.

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
The Senior Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which will be included in long-term debt, net of discount on our consolidated balance sheets and will be amortized into interest expense over the life of the agreement. For the three and nine months ended September 30, 2020, the Company recorded $0.6 million and $1.7 million in interest expense related to the amortization of the debt discount and the issuance costs.
The Company was in compliance with all applicable covenants as of September 30, 2020.
On August 19, 2020, an amendment to the Company's Credit Agreement became effective. The amendment effected changes to, among other things, permit the Company's use of cash in the exchange transactions in connection with the issuance of the 2024 Notes, permit the issuance of the 2024 Notes and permit certain note repurchases, as well as to implement amendments to certain liquidity thresholds.
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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million and $1.9 million related to the 2025 Notes for the three and nine months ended September 30, 2020 and 2019, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the three and nine months ended September 30, 2020, the Company recorded $2.3 million and $6.6 million, respectively, and $2.1 million and $6.2 million for the three and nine months ended September 30, 2019, respectively, of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase all or part of their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental repurchase date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.3 million and $1.5 million and non-cash interest expense related to the amortization of deferred financing costs of $0.1 million and $0.6 million for each of the three and nine months ended September 30, 2020, respectively. We recorded interest expense of $0.6 million and $1.9 million and non-cash interest expense related to the amortization of deferred financing costs of $0.2 million and $0.7 million for each of the three and nine months ended September 30, 2019, respectively.

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

In August 2020, as part of the issuance of the 2024 Notes, the Company consummated an exchange offer pursuant to which it issued $84.2 million aggregate principal amount of the 2024 Notes in exchange for $84.2 million aggregate principal of its 2021 Notes. There was no cash consideration in these exchanges outside of an aggregate cash payment of $2.5 million paid to exchanging noteholders. These exchanges were accounted for as an extinguishment resulting in a net loss on extinguishment of debt of $4.8 million, including an aggregate cash payment of $2.5 million paid to exchanging noteholders.

In August 2020, we repurchased $14.0 million of the 2021 Notes with $13.9 million of cash and recorded an immaterial gain on extinguishment of debt.

Convertible Senior Notes Carrying Value

The 2025 Notes, 2024 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of September 30, 2020. However, the 2025 Notes, 2024 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes, 2025 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt (in thousands):

	September 30, 2020	December 31, 2019
2024 Notes
Carrying value	$79,768	$—
Unamortized debt discount and issuance costs	37,283	—
Principal amount	$117,051	$—
Remaining amortization period (years)	4.2
Fair value	$117,030	$—

2025 Notes
Carrying value	$113,982	$107,169
Unamortized debt discount and issuance costs	58,518	65,331
Principal amount	$172,500	$172,500
Remaining amortization period (years)	5.0	5.8
Fair value	$137,353	$122,048

2021 Notes
Carrying value	$26,507	$123,237
Unamortized issuance costs	230	1,763
Principal amount	$26,737	$125,000
Remaining amortization period (years)	1.2	1.9
Fair value	$26,257	$111,250

Note 10. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

During the three months ended September 30, 2020, the Company terminated a previous contractual arrangement with an equity-method investee that required the Company to provide operating capital and reserve support in the form of debt financing in accordance with the Company’s contribution agreements. No payments were made under this agreement.

During May 2020, the CHFS announced that Passport was not awarded a Kentucky managed Medicaid contract for the next contract period. As a result, the Company is required to acquire the Sponsors’ 30% ownership interest in Passport Buyer for $20.0 million within twelve months following the novation of Passport’s Medicaid contract to Molina on September 1, 2020. Refer to Note 4 for additional information about the investment in Passport.

Letters of Credit

During the second quarter of 2020, the Company established an irrevocable standby letter of credit with a bank for $5.0 million for the benefit of a regulatory authority and, as such, held $5.0 million in restricted cash and restricted investments as collateral as of September 30, 2020. The letter of credit expires on December 31, 2020 and will be automatically extended without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

During the third quarter of 2019, the Company established an irrevocable standby letter of credit with a bank for $1.8 million for the benefit of a regulatory authority and, as such, held $1.8 million in restricted cash and restricted investments as collateral as of both September 30, 2020 and December 31, 2019, respectively. The letter of credit expired on December 31, 2019 and was automatically extended without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

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

During the second quarter of 2019, the Company and Passport, a current customer (collectively the “Indemnitors”), pursuant to a state requirement of all participating Medicaid Managed Care Organizations, entered into an indemnity agreement with a surety. The surety issued a performance bond in the amount of $25.0 million to secure the customer’s performance under a contract to provide Medicaid managed care services for the benefit of a beneficiary. Pursuant to the indemnity agreement, the Indemnitors are jointly and severally liable to the surety in the maximum amount of the bond, plus certain costs of the surety, in the event of losses arising under the bond. The bond’s effective date is July 1, 2019, and original expiry date was June 30, 2020. During the three months June 30, 2020, the expiry date was extended to December 31, 2020. To date, the Company has not incurred any material costs as a result of the Indemnity Agreement and has not accrued any liabilities related to it in the accompanying consolidated financial statements.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders for the three and nine months ended September 30, 2020.

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

The Company will pay certain costs and expenses, other than any underwriting discounts and commissions, in connection with the relevant resale registration statement. We did not incur any material expenses related to the resale registration statement during the three and nine months ended September 30, 2020.

Guarantees

In connection with the Closing of the Molina APA, Passport will continue to provide administrative support services to Molina through the end of 2020. Passport will be begin working with regulatory authorities including the Kentucky Department of Insurance ("KY DOI") regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of Passport, has entered into a guarantee for the benefit of the KY DOI to satisfy any Passport liability or obligation in the event Passport is not able to meet its wind down liabilities or obligations.

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, the Company entered into letters of credit of $9.9 million and $5.7 million as of September 30, 2020 and December 31, 2019, respectively, to secure potential losses related to insurance services. These amounts are in excess of our actuarial assessment of loss.

During the three and nine months ended September 30, 2020, the Company entered into a guarantee agreement whereby it agreed to provide support on behalf of Passport Buyer to maintain a minimum risk-based-capital of 150% with the KY DOI. The maximum exposure is limited to amounts funded to return Passport Buyer to a risk-based-capital of 150%, however as of September 30, 2020, no amounts have been funded under this guarantee.

Reinsurance Agreements

During the fourth quarter of 2019, Passport acquired the Medicaid Business of the University Health Care, Inc. (“UHC”) and entered into an agreement with UHC that provided for (i) the transfer of the D-SNP Business when Passport became certified as a Medicare Advantage Organization and (ii) the transfer of the Real Property when it was able to be transferred free and clear of any encumbrances. Further, until Passport acquired the D-SNP Business, Passport administered and assumed the financial risk of the D-SNP Business . On October 1, 2020, the D-SNP Business was transferred from UHC to Passport.

Pursuant to the Molina APA, the D-SNP Contract will be transferred to Molina at such time as Molina is certified as a Medicare Advantage Organization and obtains approvals of certain governmental authorities, including CMS and DMS, for the novation of the D-SNP Contract. At the Closing, Molina assumed the financial risk of the D-SNP Business until such time as the D-SNP Business is transferred to Molina or the D-SNP Contract is terminated. Passport and the Company will continue to administer the D-SNP Business until January 1, 2021, at which time Molina will be responsible for the administration of the D-SNP Business until the D-SNP Contract is transferred to Molina or the D-SNP Contract is terminated.

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

The following summarizes premiums and claims assumed under the Reinsurance Agreements (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Reinsurance premiums assumed	$3,275	$71,698
Reinsurance premiums ceded	(3,275)	—
Claims assumed	2,959	61,655
Claims ceded	(422)	—
Claims-related administrative expenses	—	12,069
Increase in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	2,537	2,026
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	(502)	1,243
Reinsurance payments paid (received)	(502)	2,057
Payable for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$2,537	$1,212

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

The Company is not aware of any other legal proceedings or claims as of September 30, 2020, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2020, approximately 98.4% of our $400.6 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 1.4% were held in money market funds and 0.2% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partner included in our Services segment who represented at least 10.0% of our consolidated trade accounts receivable for the periods presented:

	September 30, 2020	December 31, 2019
Cook County Health and Hospitals System	56.6%	48.4%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those customers of our Services segment who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Passport (1)	20.7%	22.2%	22.6%	16.4%
New Mexico Health Connections	*	11.4%	*	12.8%
Cook County Health and Hospitals Systems	21.0%	*	19.9%	*
(1) Subsequent to the consolidation of Passport on September 1, 2020, the Company does not expect any material revenue from this contract, however as part of the novation of the Passport Medicaid contract to Molina, we entered into a new contract with Molina on similar terms to our prior services contract with Passport through December 31, 2020.
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

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Further, the Company treats all lease and non-lease components as a single combined lease component for all classes of underlying assets. The Company also enters into sublease agreements for some of its leased office space. Immaterial rental income attributable to subleases is offset against rent expense over the terms of the respective leases.

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

In connection with various lease agreements, the Company is required to maintain $3.5 million in letters of credit. As of September 30, 2020 and December 31, 2019, the Company held $3.5 million and $3.6 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of September 30, 2020 (in thousands):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	11.3	$39,439	$1,579
Riverside, IL	10.5	45,322	232
Pune, India	3.0	2,514	—
Brea, CA	1.7	1,824	—

The following table summarizes the components of our lease cost (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$6,389	$3,288	$13,031	$10,407
Amortization of right-of-use assets	—	—	299	—
Interest expense	—	—	3	—
Variable lease cost	1,327	929	3,844	3,505
Total lease cost	$7,716	$4,217	$17,177	$13,912

Maturity of lease liabilities (in thousands) as of September 30, 2020, is as follows:

Operating lease expense(1)
2020	3,049
2021	11,642
2022	9,647
2023	9,105
2024	8,833
Thereafter	56,093
Total lease payments	98,369
Less:
Interest	26,193
Present value of lease liabilities	$72,176
(1) We have additional operating lease agreements for office space that have not yet commenced as of September 30, 2020. The minimum lease payments for those leases are $1.4 million and the leases will commence during 2020.

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	September 30, 2020	December 31, 2019
Weighted average discount rate	6.43%	6.25%
Weighted average remaining lease term	9.5	9.9

Note 12. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(38,170)	$(25,738)	$(320,443)	$(106,287)
Less:
Net loss attributable to non-controlling interests	(822)	(217)	(822)	(2,412)
Net loss available for common shareholders - basic and diluted (1)	$(37,348)	$(25,521)	$(319,621)	$(103,875)

Weighted-average common shares outstanding - basic and diluted (1)	85,172	83,819	82,615	81,831

Loss per common share
Basic and diluted	$(0.44)	$(0.30)	$(3.87)	$(1.27)
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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Exchangeable Class B common stock	—	706	—	1,650
Restricted stock units ("RSUs"), performance-based RSUs and leveraged stock units ("LSUs")	1,042	548	600	857
Stock options	1,362	834	1,016	1,427
Convertible senior notes	9,789	10,361	10,169	10,361
Total	12,193	12,449	11,785	14,295

Note 13. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Award Type
Stock options	$584	$223	$1,972	$2,486
Performance-based stock options	—	112	75	334
RSUs	1,704	2,280	5,566	7,340
Performance-based RSUs	—	2,406	—	3,178
LSUs	876	737	2,762	1,707
Total compensation expense by award type	$3,164	$5,758	$10,375	$15,045

Line Item
Cost of revenue	$436	$1,597	$1,354	$3,279
Selling, general and administrative expenses	2,728	4,161	9,021	11,766
Total compensation expense by financial statement line item	$3,164	$5,758	$10,375	$15,045

No stock-based compensation was capitalized as software development costs for the three and nine months ended September 30, 2020 and 2019.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	—	38	—	437
RSUs	52	212	1,192	730
Performance-based RSUs	—	903	—	903
LSUs	—	—	520	720

Note 14. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax expense (benefit) of $0.5 million and $(0.8) million was recognized for the three months ended September 30, 2020 and 2019, respectively, which resulted in effective tax rates of (1.3)% and 3.2%, respectively. An income tax expense (benefit) of $(3.1) million and less than $0.1 million was recognized for the nine months ended September 30, 2020 and 2019 respectively, which resulted in effective tax rates of 1.0% and (0.1)%, respectively.

The $0.5 million of income tax expense the Company recorded during the three months ended September 30, 2020 primarily relates to the operations of Passport Buyer and foreign taxes.

The $(3.1) million of income tax benefit the Company recorded during the nine months ended September 30, 2020 primarily relates to the impacts of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 27, 2020, in response to the COVID-19 pandemic, the CARES Act, was signed into law. The CARES Act allows net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years for the recovery of previously paid federal income taxes. During the second quarter the Company recorded an income tax benefit related to the reversal of valuation allowance against $2.3 million of deferred tax asset, which was realized when the Company decided during the second quarter to carry back New Century Health’s 2018 NOL as part of a federal income tax refund claim for taxes it paid on income in 2013 and 2014. In addition, the Company recognized $1.4 million of income tax benefit due to the difference between the federal tax rate utilized to measure such deferred tax asset and the federal tax rate applicable to the income in the years to which the NOL was carried back. As a result of the NOL carryback, the Company estimates that it will incur additional 2019 income taxes and therefore it recognized $0.6 million of income tax expense. The remaining income tax provisions included in the CARES Act, apart from the aforementioned NOL carryback, did not have a significant impact on the Company as of the third quarter ended September 30, 2020.

The less than $0.1 million of income tax expense the Company recorded during the nine months ended September 30, 2019 primarily relates to the non-cash gain on disposal of assets related to True Health Indiana Inc. recorded in the second quarter of 2019.

In general, the Company and its U.S. subsidiaries continue to recognize a valuation allowance against its net deferred tax asset, with the exception of a limited amount of indefinite-lived deferred tax assets for which a limited amount of indefinite-lived deferred tax liability provides a source of income. The indefinite-lived deferred tax liability was reduced during the second quarter of 2020 as a result of the goodwill impairment and the Company recognized a corresponding income tax benefit of $0.8 million.

As of December 31, 2019, the Company had unrecognized tax benefits of $0.8 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of September 30, 2020, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of September 30, 2020 and December 31, 2019, the Company’s economic interests in its equity method investments ranged between 4% and 40%, and voting interests in its equity method investments ranged between 25% and 40%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gains (losses) from these investments was approximately $(13.7) million and $11.0 million for the three and nine months ended September 30, 2020, respectively, and $(3.9) million and $(6.2) million for the three and nine months ended September 30, 2019, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements for the three and nine months ended September 30, 2020 was $65.9 million and $197.2 million, respectively, and $11.8 million and $29.9 million for the three and nine months ended September 30, 2019, respectively.

Passport

On December 30, 2019, we completed the acquisition of approximately 70% ownership interest in Passport Buyer, which owns substantially all of the assets and assumed substantially all of the liabilities of UHC. At closing, we contributed approximately $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the Sponsors. At the closing of the transaction, our economic interest in Passport Buyer was approximately 70% and our voting interest was approximately 57%. As a result of Passport not being awarded a new Medicaid contract with CHFS, the Company is required to acquire the Sponsors’ 30% ownership interest in Passport Buyer for $20.0 million within twelve months following the novation of Passport’s Medicaid contract to Molina on September 1, 2020. Refer to Note 4 for additional information about the investment in Passport.

Unconsolidated VIEs

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

The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the date indicated (in thousands):

	December 31, 2019
	Passport Buyer	Momentum Health Group, LLC
Assets:
Current assets	$271,894	$50,729
Non current assets	577	39,259
Total assets	$272,471	$89,988
Liabilities:
Current liabilities	181,206	55,442
Non current liabilities	40	44,650
Total liabilities	$181,246	$100,092

Investment carrying value	$70,000	$46,456
Loan and interest receivable	41,387	—
Guarantee	25,000	—
Maximum exposure	$136,387	$46,456

Summarized Financial Information of Equity Method Investees

The following table represents the aggregated summarized financial information as of and for the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$46,084	$356,085
Non-current assets	3,909	43,744
Current liabilities	29,407	267,300
Non-current liabilities	17,008	57,599
Non-controlling interests	3,638	70,535

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$501,211	$100,534	$1,695,487	$290,509
Operating income (loss)	(19,887)	(6,447)	14,193	(12,321)
Net income (loss)	(14,957)	(8,358)	12,686	(20,543)
Net income (loss) attributable to entity	(11,123)	(8,272)	6,589	(8,619)

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

During 2020, in connection with the consolidation of Passport, the Company recognized a $25.7 million non-controlling interest for the Sponsors’ 30% equity interest in Passport Buyer which represents the fair value of the non-controlling interest as of the date of acquisition. The Company is required to acquire the Sponsors’ 30% ownership interest for $20.0 million within twelve months following the novation of Passport’s Medicaid contract to Molina on September 1, 2020.

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

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Non-controlling interests balance as of beginning of period	$—	$16,078	$6,689	$45,532
Decrease in non-controlling interests as a result of Class B Exchanges	—	—	—	(33,946)
Issuance of non-controlling interest	25,749	—	25,749	6,500
Net loss attributable to non-controlling interests	(822)	(217)	(822)	(2,412)
Reclassification of non-controlling interests	—	27	(6,689)	214
Non-controlling interests balance as of end of period	$24,927	$15,888	$24,927	$15,888

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$5,496	$—	$—	$5,496
Restricted cash and restricted investments (1)	118	—	—	118
Total fair value of assets measured on a recurring basis	$5,614	$—	$—	$5,614

Liabilities
Warrants (3)	$—	$—	$11,112	$11,112
Total fair value of liabilities measured on a recurring basis	$—	$—	$11,112	$11,112

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$3,698	$—	$—	$3,698
Restricted cash and restricted investments (1)	1,004	—	—	1,004
Total fair value of assets measured on a recurring basis	$4,702	$—	$—	$4,702

Liabilities
Contingent consideration (2)	$—	$—	$9,883	$9,883
Warrants (3)	—	—	7,092	7,092
Total fair value of liabilities measured on a recurring basis	$—	$—	$16,975	$16,975
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of September 30, 2020 and December 31, 2019, as presented in the tables above.
(2) Represents the fair value of earn-out consideration related to the Passport, GlobalHealth, Inc. and other transactions, as described in Note 4.
(3) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 9.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and nine months ended September 30, 2020, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
In conjunction with the Credit Agreement discussed in Note 9, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock. The fair value of the warrants was estimated based on the Black-Scholes model which incorporates the constant price variation of the stock, the time value of money, the option's strike price, and the time to the option's expiry. The significant unobservable inputs used in the fair value measurement of the warrants are the stock price volatility and annual risk free rate. A significant increase in the stock price or discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our contingent consideration, measured at fair value, for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Balance as of beginning of period	$8,500	$14,100	$16,975	$8,800
Additions	—	—	—	5,900
Settlements	—	—	(3,500)	(800)
Realized and unrealized gains (losses), net	2,612	(500)	(2,363)	(300)
Balance as of end of period	$11,112	$13,600	$11,112	$13,600

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	September 30, 2020
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges

Warrants	$11,112	Black-Scholes	Stock price volatility	62.2%
			Annual risk free rate	0.2%

	December 31, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent consideration	$3,700	Real options approach	Risk-adjusted recurring revenue CAGR	93.9%	(1)
			Discount rate/time value	4.8% - 5.3%

GlobalHealth contingent consideration	$5,200	Monte Carlo simulation	Stock price volatility	80.0%	(2)

Other contingent considerations	$983	Management estimate	Adjusted EBITDA	$19,235

Warrants	$7,092	Black-Scholes	Stock price volatility	55.0%
			Annual risk free rate	1.7%
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

See Note 9 for information regarding the fair value of the 2024 Notes, 2025 Notes and 2021 Notes.

Note 18. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 15, the Company had economic interests in several entities that were previously accounted for under the equity method of accounting, including Passport. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents assets and liabilities attributable to our related parties (in thousands):

	September 30, 2020	December 31, 2019
Assets
Accounts receivable	$8,193	$8,781
Prepaid expenses - current	161	1,592
Prepaid expenses and other noncurrent assets	5,858	2,709

Liabilities
Accounts payable	$2,521	$6,429
Accrued liabilities	1,062	2,583
Reserve for claims and performance-based arrangements	385	4,264

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Transformation services	$3,716	$2,100	$5,416	$3,300
Platform and operations services	72,382	15,143	214,216	44,961

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	(63)	8,467	1,013	22,954
Selling, general and administrative expenses	—	229	97	772

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

Adjusted EBITDA is defined as EBITDA (net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude equity method investment impairment, loss on extinguishment of debt, gain (loss) from equity method investees, gain (loss) on disposal of assets, goodwill impairment, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net loss attributable to non-controlling interests, purchase accounting adjustments, stock-based compensation expense, severance costs, amortization of contract cost assets and acquisition-related costs.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Services	True Health	Intersegment Eliminations	Consolidated
Revenue
For the Three Months Ended September 30, 2020
Services:
Transformation services	$4,807	$—	$—	$4,807
Platform and operations services	234,914	—	(4,615)	230,299
Services revenue	239,721	—	(4,615)	235,106
True Health:
Premiums	—	29,487	—	29,487
Total revenue	$239,721	$29,487	$(4,615)	$264,593

For the Three Months Ended September 30, 2019
Services:
Transformation services	$5,184	$—	$—	$5,184
Platform and operations services	174,688	—	(3,250)	171,438
Services revenue	179,872	—	(3,250)	176,622
True Health:
Premiums	—	43,765	(244)	43,521
Total revenue	$179,872	$43,765	$(3,494)	$220,143

	Services	True Health	Segments Total
For the Three Months Ended September 30, 2020
Adjusted EBITDA	$13,783	$(1,100)	$12,683

For the Three Months Ended September 30, 2019
Adjusted EBITDA	$3,139	$194	$3,333

	Services	True Health	Intersegment Eliminations	Consolidated
Revenue
For the Nine Months Ended September 30, 2020
Services:
Transformation services	$10,800	$—	$—	$10,800
Platform and operations services	667,653	—	(15,079)	652,574
Services revenue	678,453	—	(15,079)	663,374
True Health:
Premiums	—	87,415	(279)	87,136
Total revenue	$678,453	$87,415	$(15,358)	$750,510

For the Nine Months Ended September 30, 2019
Services:
Transformation services	$10,481	$—	$—	$10,481
Platform and operations services	472,638	—	(9,386)	463,252
Services revenue	483,119	—	(9,386)	473,733
True Health:
Premiums	—	136,905	(780)	136,125
Total revenue	$483,119	$136,905	$(10,166)	$609,858

	Services	True Health	Segments Total
For the Nine Months Ended September 30, 2020
Adjusted EBITDA	$28,178	$(2,829)	$25,349

For the Nine Months Ended September 30, 2019
Adjusted EBITDA	$(21,157)	$2,038	$(19,119)

The following table presents our reconciliation of segments total Adjusted EBITDA to net loss attributable to Evolent Health, Inc. (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders of Evolent Health, Inc.	$(37,348)	$(25,521)	$(319,621)	$(103,875)
Less:
Interest income	1,288	1,124	3,049	3,026
Interest expense	(7,419)	(3,630)	(19,997)	(10,812)
(Provision) benefit for income taxes	(503)	849	3,131	(53)
Depreciation and amortization expenses	(14,694)	(15,408)	(46,610)	(44,966)
Equity method investment impairment	—	—	(47,133)	—
Loss on extinguishment of debt, net	(4,789)	—	(4,789)	—
Gain (loss) from equity method investees	(13,717)	(3,859)	11,014	(6,187)
Gain (loss) on disposal of assets	—	—	(6,447)	9,600
Goodwill impairment	—	—	(215,100)	—
Change in fair value of contingent consideration and indemnification asset	(2,570)	500	492	300
Other income (expense), net	(111)	(84)	170	(244)
Net loss attributable to non-controlling interests	822	217	822	2,412
Purchase accounting adjustments	—	(165)	—	(926)
Stock-based compensation expense	(3,164)	(5,758)	(10,375)	(15,045)
Severance costs	(1,757)	(307)	(7,890)	(14,790)
Amortization of contract cost assets	(2,610)	(1,061)	(3,817)	(2,613)
Acquisition costs	(807)	(1,272)	(1,490)	(4,458)
Adjusted EBITDA	$12,683	$3,333	$25,349	$(19,119)

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

Note 20. Reserve for Claims and Performance-Based Arrangements

The Company maintains reserves for its liabilities related to payments to providers and pharmacies under performance-based arrangements related to its total cost of care and specialty care management services. The Company also maintained reserves for claims incurred but not paid related to its capitation arrangement and for its health plan, True Health, in New Mexico.

Reserves for claims and performance-based arrangements for our Services and True Health segments reflect actual payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed under the reinsurance agreements, as discussed further in Note 10.

The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability, for reserves related to its total cost of care and specialty care management services and True Health, is primarily calculated using "completion factors" developed by comparing the claim incurred date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products.

The Company’s policy for reserves related to its total cost of care and specialty care management services and True Health is to use historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

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

Activity in reserves for claims and performance-based arrangements for the nine months ended September 30, 2020, was as follows (in thousands):

	For the Nine Months Ended September 30,
	2020			2019
	Services (1)(2)	True Health (2)	Total	Services (1)	True Health (3)	Total
Beginning balance	$54,510	$6,640	$61,150	$17,715	$9,880	$27,595

Incurred costs related to current year	315,634	63,571	379,205	$165,581	$108,881	$274,462
Incurred costs related to prior year	2,327	1,488	3,815	(335)	(237)	(572)
Paid costs related to current year	335,599	55,014	390,613	138,491	43,191	181,682
Paid costs related to prior year	9,068	6,975	16,043	8,131	8,217	16,348
Change during the year	(26,706)	3,070	(23,636)	18,624	57,236	75,860

Impact of consolidation on reserves for claims and performance-based arrangements	164,297	—	164,297	—	—	—
Other adjustments (2)	6,502	—	6,502	(753)	(59,629)	(60,382)
Ending balance	$198,603	$9,710	$208,313	$35,586	$7,487	$43,073

(1)    Costs incurred to provide specialty care management and Passport are recorded within cost of revenue in our statement of operations. Passport operations are not included in 2019 activity.
(2)    There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. The number of claims processed for the Services and True Health segments for the nine months ended September 30, 2020 and 2019 were 764,095 and 251,393, respectively.
(3)    Other adjustments to reserves for claims and performance-based arrangements for Services reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf. Other adjustments related to Passport and our True Health segment represent premiums received less administrative expenses related to the reinsurance agreements. Refer to Note 10 for additional information about the reinsurance agreements.

Note 21. Investments

Our investments held by wholly-owned subsidiaries other than Passport are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. Investments held by Passport are classified as available-for-sale upon their consolidation. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of September 30, 2020 and December 31, 2019 (in thousands) were as follows:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury bills	$8,920	$404	$—	$9,324	$10,784	$270	$—	$11,054
Corporate bonds	1,708	139	—	1,847	1,705	70	—	1,775
Collateralized mortgage obligations	5,164	196	—	5,360	5,472	56	(5)	5,523
Corporate stock	130	—	—	130	—	—	—	—
Yankees	597	50	—	647	597	30	—	627
Total investments	$16,519	$789	$—	$17,308	$18,558	$426	$(5)	$18,979

The amortized cost and fair value of our investments by contractual maturities as of September 30, 2020 and December 31, 2019 (in thousands) were as follows:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,677	$4,762	$1,807	$1,810
Due after one year through five years	11,842	12,546	16,121	16,542
Due after five years through ten years	—	—	630	627
Total investments	$16,519	$17,308	$18,558	$18,979

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

There were no securities held in an unrealized loss position for more than twelve months as of September 30, 2020 or December 31, 2019. The Company held the following securities (in thousands) in an unrealized loss position for less than twelve months as of December 31, 2019, and expects to recover the entire cost basis of the security:

	September 30, 2020			December 31, 2019
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Collateralized mortgage obligations	3	$45	$—	4	$2,075	$5

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Non-cash Investing and Financing Activities
Class A and Class B common stock issued in connection with business combinations	$—	$23,556
Increase to goodwill from measurement period adjustments/business combinations	2,200	350
Class A common stock issued for payment of earn-outs	4,185	800
Accrued property and equipment purchases	37	234
Accrued deferred financing costs	218	—
Consideration for asset acquisitions or business combinations	—	16,000
Effects of Leases
Operating cash flows from operating leases	10,287	9,378
Leased assets obtained in exchange for operating lease liabilities	(1,781)	31,661
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	—	33,946

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

INTRODUCTION

Business Overview

We are a market leader in the new era of value-based care, in which leading health systems and physician organizations, which we refer to as providers, as well as health plans, which we refer to as payers, are moving their business models from traditional fee-for-service (“FFS”) reimbursement to an increasingly integrated clinical and financial responsibility for populations. We refer to our provider and payer customers as partners. We consider value-based care to be the necessary convergence of health care payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS health care, a market environment that is incentivizing value-based care models, growth in consumer-focused insurance programs, such as Medicare Advantage and managed Medicaid, and innovation in data and technology.

We were founded in 2011 by members of our management team, UPMC, an integrated delivery system based in Pittsburgh, Pennsylvania, and The Advisory Board Company. We provide integrated, technology-enabled services to our national network of leading health systems, physician organizations and national and regional payers across Medicare, Medicaid and commercial markets.

We manage our operations and allocate resources across two reportable segments, our Services segment and our True Health Segment. The Company’s Services segment provides our customers two clinical solutions: (i) total cost of care services and (ii) specialty care management services, and one administrative solution: comprehensive health plan administration services. These services enable payers and providers to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of monthly member service fees, percentage of plan premiums, shared medical savings arrangements and/or other performance-based arrangements including taking responsibility for all or substantially all of the cost of care. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on individual and family as well as small and large businesses. All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to continue to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and if we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability. As a result of Passport not being awarded a contract under the RFP, we expect that our medium-term cash flow projections will be reduced.

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

Our specialty care management services support a broad range of specialty care delivery stakeholders during their transition from fee-for-service to value-based care, independent of their stage of maturation and specific market dynamics. We focus on the oncology and cardiology markets with the objective of helping providers and payers deliver higher quality, more affordable care and we provide comprehensive quality management for oncology patients.

Our comprehensive health plan administration services help payers and providers assemble the complete infrastructure required to operate, manage and capitalize on a variety of financial and administrative management services, such as health plan services, risk management, analytics and reporting and leadership and management.

The majority of our Services revenue is derived from recurring multi-year contracts, which we refer to as platform and operations. Platform and operations services accounted for 87.0% and 77.9% of our consolidated revenue for the three months ended September 30, 2020 and 2019, respectively, and 87.0% and 76.0% of our consolidated revenue for the nine months ended September 30, 2020 and 2019, respectively. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), and (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to: (iv) participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results. We believe performance-based contracts align our partners’ incentives with our own and enables us to capture greater value from our contracts. We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe the current value-based care arrangements of our payer and provider partners represent a relatively small portion of their overall total opportunity.

Our services business model benefits from scale, as we leverage our purpose-built technology-enabled solutions and centralized resources in conjunction with the growth of our partners’ membership base. While our absolute investment in our centralized resources and technologies may increase over time, we expect it will decrease as a percentage of revenue as we are able to scale this investment across a broader group of partners. We expect to grow with current partners as they increase membership in their existing value-based operations, through expanding the number of services we provide to our existing partners, by adding new partners and by capturing value through risk-sharing arrangements.

As of September 30, 2020, we had contractual relationships with 35 operating partners and a significant portion of our revenue is concentrated with two partners. For three months ended September 30, 2020 and 2019, our revenue from Passport accounted for 20.7% and 22.2% of our total revenue, respectively, and our revenue from Cook County Health and Hospitals Systems accounted for 21.0% and less than 10% of total revenue, respectively. For the nine months ended September 30, 2020 and 2019, our revenue from Passport accounted for 22.6% and 16.4% of our total revenue, respectively, and our revenue from Cook County Health and Hospitals Systems accounted for 19.9% and less than 10.0% of total revenue, respectively. Subsequent to the consolidation of Passport on September 1, 2020, the Company does not expect any material revenue from Passport, however as part of the transaction, we entered into a new contract with Molina on similar terms to our prior services contract with Passport through December 31, 2020.

As of December 31, 2019, our receivables from Passport accounted for 3.3% of our accounts receivable and as of September 30, 2020 and December 31, 2019, our receivables from Cook County Health and Hospitals Systems accounted for 56.6% and 48.4% of our accounts receivable, respectively.

On July 16, 2020, Evolent and Passport entered into the Molina APA, which contemplated the sale by Passport of certain assets to Molina (or its permitted affiliate assignee) such as intellectual property rights of Passport and Passport’s rights under its Medicaid Contract. In addition, the Molina APA provided for the assumption by Molina of Passport’s obligations under the Medicaid Contract and certain provider and vendor agreements and real property leases arising following the transfer of such contracts. The Closing occurred on September 1, 2020 following receipt of the necessary approvals of certain governmental authorities, including the approval of CHFS and Kentucky Department of Insurance. Following the Closing, the Company does not expect any material revenue from Passport.

The amount of cash we ultimately receive in connection with the transactions consummated by the Molina APA, the wind down of Passport and related transactions will depend on a variety of factors, including, but not limited to, the retention of membership by Molina through open enrollment and Passport’s financial performance through the end of plan year 2020.

True Health

True Health is a physician-led health plan in New Mexico available through the commercial market for employer-sponsored health coverage and individual market as well as the Federal Employee Health Benefits Program. On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections, one of the first Consumer Operated and Oriented Plans established following the implementation of the ACA, including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent. Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. True Health also derived revenue from reinsurance premiums assumed from NMHC under the terms of the reinsurance agreement which was terminated during the fourth quarter of 2019. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion regarding the Company’s reinsurance agreements. In September 2020, the Company announced it remains focused on maximizing long-term shareholder value through efficient allocation of capital to accelerate its core Services business and as a result is exploring strategic alternatives with respect to True Health.

Background and Recent Events

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

Because of the nature of the services we provide, market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of September 30, 2020 we had cash and cash equivalents of $370.5 million and as of the date the financial statements were available to be issued we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

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

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners experienced declines in non-essential care during the nine months ended September 30, 2020, offset in part by increased costs for care of COVID-19 patients. These declines reversed in late in the second quarter. We continue to monitor medical utilization trends closely as the pandemic progresses. Beginning late in the first quarter after declaration of the pandemic and continuing into the second quarter, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization if and when consumer behavior changes (for example if the novel coronavirus is controlled by a vaccine or other measures).

Our two largest customers in terms of revenue, Passport and Cook County Health and Hospitals Systems, together accounted for approximately 41.7% and 42.5% of revenue for the three and nine months ended September 30, 2020, respectively, and both participate in the Medicaid market. During the three and nine months ended September 30, 2020, we saw a modest increase in the membership at both health plans; further increases in unemployment in Illinois could result in higher Medicaid enrollment in the future. In addition, during the three months ended September 30, 2020 we saw modestly lower claims volume at both clients tied to State mandates curtailing non-essential care.

Health Plans

Our True Health plan serves approximately 17,000 members in the small and large group market in New Mexico as well as 6,700 members in the individual and federal employee markets in New Mexico. At the end of September 2020, the membership in group plans was not meaningfully changed relative to the year ended December 31, 2019. Beginning at the end of the three months ended March 31, 2020, we observed a decline in medical utilization tied to a state-wide mandate prohibiting non-essential care in the period from March 13, 2020, resulting in slightly lower than expected claims expenses. Of our three equity method health plans, all are in Medicaid. In our Medicaid equity method investees (Lighthouse Health Plan and Miami Children’s Health Plan in Florida) and our wholly-owned Medicaid plan (Passport Health in Kentucky), we saw modest increases in membership during the three months ended September 30, 2020 however reduced medical utilization resulted in reduced claims expenses in the same period. While we cannot estimate the magnitude of reduced medical utilization and its impact on our business, we expect this trend to continue until the COVID-19 pandemic moderates.

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

Passport

On December 30, 2019, UHC, PHS I, the Company and Passport Buyer, closed a transaction whereby Passport Buyer acquired substantially all of the assets and assumed substantially all of the liabilities of UHC and PHS I for $70.0 million in cash and issued a 30% equity interest in the Passport Buyer to the Sponsors. As of December 30, 2019, Justify Holdings, Inc. became Passport Health Plan, Inc.

On September 1, 2020, Passport and Molina completed the closing of the transaction contemplated by the Molina APA and Passport’s Medicaid Contract was novated to Molina (the “Closing”). As a result, Passport began to wind down its business. Prior to the Closing of this transaction, the Company accounted for its investment in Passport as an unconsolidated variable interest entity under the equity method of accounting. As a result of the Closing of the transaction, the Company concluded that a reconsideration event occurred whereby Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in Passport; accordingly, the Company consolidated Passport as of September 1, 2020 in its consolidated financial statements. Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the investment in Passport.

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

Convertible Debt Issuance, Extinguishment of Debt and Repayment of Notes

In August 2020, the Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, with certain holders of its outstanding 2021 Notes and certain new investor. The Company issued $84.2 million aggregate principal amount of 2024 Notes in exchange for $84.2 million aggregate principal amount of the 2021 Notes and an aggregate cash payment of $2.5 million, and issued $32.8 million aggregate principal amount of New Notes for cash at par. We incurred $3.0 million of debt issuance costs in connection with the 2024 Notes. The closing of the private placement of the 2024 Notes occurred on August 19, 2020.

The exchanges were accounted for as an extinguishment resulting in a net loss on extinguishment of debt of $4.8 million, including an aggregate cash payment to noteholders of $2.5 million, which is included in loss on extinguishment of debt, net on the consolidated statement of operations. We incurred $3.0 million of debt issuance costs in connection with the exchange.

In August 2020, we repurchased $14.0 million of the 2021 Notes with $13.9 million of cash and recorded an immaterial gain on extinguishment of debt. Refer to “Part I - Item 1. Financial Statements - Note 9” for additional discussion relating to the convertible debt issuance, extinguishment of debt and partial repayment of 2021 Notes.

Critical Accounting Policies and Estimates

The MD&A included in our 2019 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2019 Form 10-K. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for additional discussion regarding the goodwill impairment tests conducted during the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

Transformation Services Revenue

Transformation services consist of implementation services whereby we assist the customer in launching its population health or health plan programs. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. The transformation services are usually completed within 12 months. We generally receive a fixed fee for transformation services and recognize revenue over time using an input method based on hours incurred compared to the total estimated hours required to satisfy our performance obligation.
Platform and Operations Services Revenue
Platform and Operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions.  Our clinical solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services; our administrative solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.  Contracts to provide these services may be developed on an integrated basis.  For purposes of revenue disaggregation, we classify contracts including both clinical and administrative solutions into the category corresponding to the majority of services provided under those contracts.

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

Claims Expenses

Our claims expenses consist of the direct medical expenses incurred by our health plans, including expenses incurred related to the reinsurance agreement. Claims expenses are recognized in the period in which services are provided and include amounts that have been paid by us through the reporting date, as well as estimated medical claims and benefits payable for costs that have been incurred but not paid by us as of the reporting date. Claims expenses include, among other items, fee-for-service claims, pharmacy benefits, various other related medical costs and expenses related to our reinsurance agreement. We use judgment to determine the appropriate assumptions for determining the required estimates.

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

Evolent Health, Inc. Consolidated Results

	For the Three Months Ended September 30, 2020		Change Over Prior Period		For the Nine Months Ended September 30,		Change Over Prior Period
(in thousands, except percentages)	2020	2019	$	%	2020	2019	$	%
Revenue
Services:
Transformation services	$4,807	$5,184	$(377)	(7.3)%	$10,800	$10,481	$319	3.0%
Platform and operations services	230,299	171,438	58,861	34.3%	652,574	463,252	189,322	40.9%
Total Services	235,106	176,622	58,484	33.1%	663,374	473,733	189,641	40.0%
True Health:
Premiums	29,487	43,521	(14,034)	(32.2)%	87,136	136,125	(48,989)	(36.0)%
Total revenue	264,593	220,143	44,450	20.2%	750,510	609,858	140,652	23.1%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	183,165	131,763	51,402	39.0%	524,630	357,587	167,043	46.7%
Claims expenses	21,325	34,802	(13,477)	(38.7)%	63,136	108,644	(45,508)	(41.9)%
Selling, general and administrative expenses	55,758	58,808	(3,050)	(5.2)%	160,967	200,578	(39,611)	(19.7)%
Depreciation and amortization expenses	14,694	15,408	(714)	(4.6)%	46,610	44,966	1,644	3.7%
Loss on extinguishment of debt, net	4,789	—	4,789	100.0%	4,789	—	4,789	100.0%
Loss (gain) on disposal of assets	—	—	—	—%	6,447	(9,600)	16,047	(167.2)%
Goodwill impairment	—	—	—	—%	215,100	—	215,100	100.0%
Change in fair value of contingent consideration and indemnification asset	2,570	(500)	3,070	(614.0)%	(492)	(300)	(192)	64.0%
Total operating expenses	282,301	240,281	42,020	17.5%	1,021,187	701,875	319,312	45.5%
Operating loss	$(17,708)	$(20,138)	$2,430	12.1%	$(270,677)	$(92,017)	$(178,660)	(194.2)%

Transformation services revenue as a % of total revenue	1.8%	2.4%			1.4%	1.7%
Platform and operations services revenue as a % of total revenue	87.0%	77.9%			87.0%	76.0%
Premiums as a % of total revenue	11.1%	19.8%			11.6%	22.3%
Cost of revenue as a % of services revenue	77.9%	74.6%			79.1%	75.5%
Claims expenses as a % of premiums	72.3%	80.0%			72.5%	79.8%
Selling, general and administrative expenses as a % of total revenue	21.1%	26.7%			21.4%	32.9%

Comparison of the Results for the three months ended September 30, 2020 to 2019

Revenue

Total revenue increased by $44.5 million, or 20.2%, to $264.6 million for the three months ended September 30, 2020 as compared to the same period in 2019.

Transformation services revenue decreased by $(0.4) million, or (7.3)%, to $4.8 million for the three months ended September 30, 2020 as compared to the same period in 2019 due primarily to the timing of implementation activities. Transformation services revenue accounted for 1.8% and 2.4% of our total revenue for the three months ended September 30, 2020 and 2019, respectively.

Platform and operations services revenue increased by $58.9 million, or 34.3%, to $230.3 million for the three months ended September 30, 2020, as compared to 2019, primarily as a result of additional revenue from existing partners, new partner additions, cross-sell and an increase in our average PMPM fee. Platform and operations services revenue accounted for 87.0% and 77.9% of our total revenue for the three months ended September 30, 2020 and 2019, respectively.

Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. Management uses lives on platform as a supplemental performance measure because we believe that it provides insight into the unit economics of our services. We believe that this measure is also useful to investors because it allows further insight into the period over period operational performance. We ended the quarter with 35 and 39 operating partners as of September 30, 2020 and 2019, respectively.

Premiums accounted for $29.5 million and $43.5 million, or 11.1% and 19.8% of our total revenue for the three months ended September 30, 2020 and 2019, respectively. Premiums decreased by $(14.0) million, or (32.2)%, to $29.5 million, for three months ended September 30, 2020, as compared to 2019. The decrease is primarily attributable to the termination of the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and we expect future True Health revenues to be diminished as a result. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Cost of Revenue

Cost of revenue increased by $51.4 million, or 39.0%, to $183.2 million for three months ended September 30, 2020, as compared to 2019. Cost of revenue increased by approximately $52.8 million period over period as a result of growth of our revenue generating services and additional payments related to performance-based arrangements, an increase of $1.0 million increase in professional fees due to the nature and timing of our projects, offset, in part by a decrease of $1.2 million in our technology services, TPA fees, personnel costs and other costs period over period. Approximately $0.4 million and $1.6 million of total personnel costs was attributable to stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively. Cost of revenue represented 77.9% and 74.6% of total services revenue for the three months ended September 30, 2020 and 2019, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings during 2019; however, we expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment were $21.3 million for three months ended September 30, 2020, as compared to $34.8 million for the prior period. The decrease is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018 that terminated in the fourth quarter of 2019 and savings from cancellation of non-essential services such as elective and non-emergency medical services as a result of COVID-19. Claims expenses represented 72.3% and 80.0% of premiums for the three months ended September 30, 2020, as compared to 2019 respectively. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the reinsurance agreement. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $3.1 million, or 5.2%, to $55.8 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020, personnel costs decreased by $5.8 million period over period due to a reduction in employee headcount. Approximately $2.7 million and $4.2 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2020, and 2019, respectively. The decrease in our stock-based compensation expense included in total personnel costs was driven primarily by the elimination of performance-based RSU awards. Conversely, technology costs increased by $1.1 million period over period as a result of the growing customer base and service offerings. Legal fees decreased by $0.4 million and other costs increased by $1.6 million for three months ended September 30, 2020, as compared to 2019, respectively, due to the nature and timing of our projects. Transaction, transition and severance costs accounted for approximately $1.8 million and $1.5 million of total selling, general and administrative expenses for the three months ended September 30, 2020, and 2019, respectively. Selling, general and administrative expenses represented 21.1% and 26.7% of total revenue for the three months ended September 30, 2020, and 2019, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $0.7 million, or (4.6)%, to $14.7 million for three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease was due primarily to lower amortization of existing technology assets, offset, in part by additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during 2019 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Loss on extinguishment of debt, net

In August 2020, as part of the issuance of the 2024 Notes, the Company issued $84.2 million aggregate principal amount of the 2024 Notes in exchange for $84.2 million aggregate principal of its 2021 Notes. These exchanges were accounted for as an extinguishment resulting in a net loss on extinguishment of debt of $4.8 million, including an aggregate cash payment to noteholders of $2.5 million, which is included in loss on extinguishment of debt, net on the consolidated statement of operations.

In August 2020, we repurchased $14.0 million of the 2021 Notes with $13.9 million of cash and recorded an immaterial gain on extinguishment of debt.

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a gain (loss) on change in fair value of contingent consideration and indemnification asset of $2.6 million and $(0.5) million the three months ended September 30, 2020 and 2019, respectively. This variance is the result of changes in the fair values of contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for further details regarding the fair value of our mark-to-market liabilities.

Comparison of the Results for the Nine Months Ended September 30, 2020 to 2019

Revenue

Total revenue increased by $140.7 million, or 23.1%, to $750.5 million for the nine months ended September 30, 2020, as compared to the same period in 2019.

Transformation services revenue increased by $0.3 million, or 3.0%, to $10.8 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, due primarily to the timing of implementation activities. Transformation services revenue accounted for 1.4% and 1.7% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively.

Platform and operations services revenue increased by $189.3 million, or 40.9%, to $652.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily as a result of additional revenue from existing partners, new partner additions, cross-sell and an increase in our average PMPM fee. Platform and operations services revenue accounted for 87.0% and 76.0% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively.

Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. Management uses lives on platform as a supplemental performance measure because we believe that it provides insight into the unit economics of our services. We believe that this measure is also useful to investors because it allows further insight into the period over period operational performance. We ended the quarter with 35 and 39 operating partners as of September 30, 2020 and 2019, respectively.

Premiums accounted for $87.1 million and $136.1 million, or 11.6% and 22.3% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively. Premiums decreased by $49.0 million, or 36.0%, to $87.1 million, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease is primarily attributable to the termination of the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and we expect future True Health revenues to be diminished as a result. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Cost of Revenue

Cost of revenue increased by $167.0 million, or 46.7%, to $524.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Cost of revenue increased by approximately $164.7 million period over period as a result of growth of our revenue generating services and additional payments related to performance-based arrangements, an increase of $2.4 million increase in professional fees due to the nature and timing of our projects and an increase of $1.1 million in our technology services, TPA fees, personnel costs and other costs period over period. Approximately $1.4 million and $3.3 million of total personnel costs was attributable to stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively. Cost of revenue represented 79.1% and 75.5% of total services revenue for the nine months ended September 30, 2020 and 2019, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings during 2019; however, we expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment were $63.1 million for the nine months ended September 30, 2020, as compared to $108.6 million for the prior period. The decrease is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018 that terminated in the fourth quarter of 2019 and savings from cancellation of non-essential services such as elective and non-emergency medical services as a result of COVID-19. Claims expenses represented 72.5% and 79.8% of premiums for the nine months ended September 30, 2020, as compared to 2019, respectively. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the reinsurance agreement. Refer to “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further discussion of the reinsurance agreement.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $39.6 million, or 19.7%, to $161.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, personnel costs decreased by $36.9 million period over period due to a reduction in employee headcount. Approximately $9.0 million and $11.8 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively. The decrease in our stock-based compensation expense included in total personnel costs was driven primarily by the elimination of performance-based RSU awards. Technology costs increased by $3.7 million period over period as a result of the growing customer base and service offerings. Legal fees increased by $2.0 million and other costs decreased by $0.2 million for the nine months ended September 30, 2020, as compared to 2019, respectively, due to the nature and timing of our projects. Transaction, transition and severance costs accounted for approximately $7.9 million and $19.1 million of total selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019, respectively. Selling, general and administrative expenses represented 21.4% and 32.9% of total revenue for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.6 million, or 3.7%, to $46.6 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during 2019 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill Impairment

During the nine months ended September 30, 2020, we recorded a non-cash impairment charge of $215.1 million on our consolidated statements of operations as we determined that the implied fair value of goodwill of one of the three reporting units in the Services segment was less than the carrying amount. See “Part I - Item 1. Financial Statements - Note 8” for further details of the impairment charge to goodwill.

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

Loss on extinguishment of debt, net

In August 2020, as part of the issuance of the 2024 Notes, the Company issued $84.2 million aggregate principal amount of the 2024 Notes in exchange for $84.2 million aggregate principal of its 2021 Notes. These exchanges were accounted for as an extinguishment resulting in a net loss on extinguishment of debt of $4.8 million, including an aggregate cash payment to noteholders of $2.5 million, which is included in loss on extinguishment of debt, net on the consolidated statement of operations.

In August 2020, we repurchased $14.0 million of the 2021 Notes with $13.9 million of cash and recorded an immaterial gain on extinguishment of debt.

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a loss on change in fair value of contingent consideration and indemnification asset of $0.5 million and $0.3 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, respectively. This variance is the result of changes in the fair values of contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for further details regarding the fair value of our mark-to-market liabilities.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the implementation loan and Passport Note. We recorded interest income of $1.3 million and $3.0 million for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $3.0 million for the three and nine months ended September 30, 2019, respectively. Interest income decreased during 2020 as a result of lower interest income generated from the capital-only reinsurance agreement with NMHC which was terminated in the fourth quarter of 2019.

Interest Expense

Our interest expense is primarily attributable to our 2021 Notes, 2024 Notes, 2025 Notes and Credit Agreement with Ares Capital Corporation.  The Company issued its 2021 Notes in December 2016. Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2021 Notes. The Company issued its 2024 Notes in August 2020. Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year at a rate equal to 3.50% per annum. In addition, the 2024 Notes contain a cash conversion option, which resulted in a debt discount of $38.1 million, allocated to equity. The amount allocated to equity, along with $3.0 million of debt issuance costs in connection with the 2024 Notes, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2024 Notes. The Company issued its 2025 Notes in October 2018. Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year at a rate equal to 1.50% per annum. The 2025 Notes contain a cash conversion option, which resulted in a debt discount of $71.8 million, allocated to equity. The amount allocated to equity, along with $3.4 million of issuance costs, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes. The Company entered into the Credit Agreement in December 2019 with Ares Credit Corporation in connection with its acquisition of Passport. Ares Capital Corporation is entitled to cash interest payments, which are payable quarterly in arrears on the last day of each March, June, September and December. The interest rate for each loan under the Senior Credit Facilities is calculated, at the option of the Borrower, at either the eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum is payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility.

We recorded interest expense (including amortization of deferred financing costs) of approximately $7.4 million and $20.0 million for the three and nine months ended September 30, 2020, respectively, and $3.6 million and $10.8 million for the three and nine months ended September 30, 2019. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for further details.

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

Gain (Loss) from Equity Method Investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains (losses) from these investments was approximately $(13.7) million and $11.0 million for the three and nine months ended September 30, 2020, respectively, and $(3.9) million and $(6.2) million for the three and nine months ended September 30, 2019, respectively.

Provision (Benefit) for Income Taxes

The Company recorded $0.5 million and $(3.1) million in income tax expense (benefit) for the three and nine months ended September 30, 2020, respectively, which resulted in effective tax rates of (1.3)% and 1.0%, respectively. The Company recorded $0.8 million and less than $0.1 million in income tax (benefit) expense for the three and nine months ended September 30, 2019, respectively, which resulted in effective tax rates of 3.2% and (0.1)%, respectively. The difference between our effective tax rate and our statutory rate is primarily due to the change in valuation allowance for current year losses. The Company continues to recognize a full valuation allowance against its net deferred tax asset, apart from a limited amount of indefinite-lived deferred tax assets for which a limited amount of indefinite-lived deferred tax liability provides a source of income.

Net Income (Loss) Attributable to Non-controlling Interests

For the three and nine months ended September 30, 2020 our results reflected net losses of $0.8 million attributable to non-controlling interests in Passport, which represented 4.6% and 0.3% of operating losses. For the three and nine months ended September 30, 2019, our results reflected net losses of $0.2 million and $2.4 million attributable to non-controlling interests, which represented 1.1% and 2.6% of the operating losses. See “Part I - Item 1. Financial Statements - Note 16” in this Form 10-Q for additional discussion of our non-controlling interests.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $270.7 million and $92.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash and restricted cash from (used in) operating activities was $(3.4) million and $(55.8) million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the Company had $370.5 million of cash and cash equivalents and $31.4 million in restricted cash and restricted investments.

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

	For the Nine Months Ended September 30,
	2020	2019
Net cash and restricted cash used in operating activities	$(3,374)	$(55,832)
Net cash and restricted cash from (used in) investing activities	263,297	(102,460)
Net cash and restricted cash from (used in) financing activities	12,054	(24,299)

Operating Activities

Cash flows used in operating activities of $3.4 million in the nine months ended September 30, 2020 were due primarily to our net loss of $320.4 million, partially offset by non-cash items, including an impairment of goodwill of $215.1 million, an impairment of an equity method investment of $47.1 million, depreciation and amortization expenses of $46.6 million, stock-based compensation expense of $10.4 million and a loss on the disposal of assets of $6.4 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts payable, accrued liabilities and claims reserves contributed approximately $10.6 million to our cash outflows. Those cash inflows were partially offset by an increase in accounts receivable and contract assets and contract costs assets and a decrease in accrued compensation and employee benefits contributed of approximately $28.3 million.

Cash flows used in operating activities of $55.8 million for the nine months ended September 30, 2019, were due primarily to our net loss of $106.3 million, partially offset by non-cash items, including depreciation and amortization expenses of $45.0 million, stock-based compensation expense of $15.0 million, amortization of deferred financing costs and contract costs assets of $11.1 million, and loss from equity investees of $6.2 million, as well as non-cash gain on disposal of assets of $9.6 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. Increases in prepaid expenses, contract cost assets and right-of-use operating assets, combined with a decrease in accrued liabilities, accounts payable and other long-term liabilities, contributed approximately $70.4 million to our cash outflows. Those cash outflows were offset by increases in accrued compensation and employee benefits, reserves for claims and performance-based arrangements, deferred revenue and operating lease liabilities, combined with a decrease in accounts receivable and contract assets, of approximately $54.3 million.
Investing Activities

Cash flows from investing activities of $263.3 million in the nine months ended September 30, 2020 were primarily attributable to cash flows from the impact of the initial consolidation of Passport of $159.8 million, maturities and sales of investments of $140.9 million, offset, in part by investments in internal-use software and purchases of property and equipment of $23.6 million, disposal of non-strategic assets of $2.3 million and purchases of investments of $11.2 million.

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

Financing Activities

Cash flows from financing activities of $12.1 million in the nine months ended September 30, 2020 were primarily related to $30.1 million from proceeds of convertible debt, offset, in part by repurchase of our 2021 Notes of $16.4 million, $1.4 million of taxes withheld and paid for vests of restricted stock units and a $2.2 million decrease in working capital balances held on behalf of our partners for claims processing services. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

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

Contractual Obligations

Our estimated contractual obligations (in thousands) as of September 30, 2020, were as follows:

	2020	2021-2022	2023-2024	2025+	Total
Operating leases for facilities	$3,049	$22,661	$17,938	$56,093	$99,741
Passport buyout commitment	—	20,000	—	—	20,000
Purchase obligations related to vendor contracts	3,357	8,877	93	—	12,327
Debt interest payments	4,394	27,084	26,549	2,588	60,615
Debt principal repayment	—	26,737	192,051	172,500	391,288
Total contractual obligations	$10,800	$105,359	$236,631	$231,181	$583,971
During the nine months ended September 30, 2020, the only material change outside the ordinary course of business in the contractual obligations set forth above was the addition of the principal and interest payments related to the 2024 Notes and the exchange and repurchase of 2021 Notes. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $31.4 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $16.0 million, collateral for letters of credit required as security deposits for facility leases of $3.5 million, amounts held with financial institutions for risk-sharing arrangements of $9.9 million and other restricted balances as of September 30, 2020. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through September 30, 2020, the Company had not entered into any off-balance sheet arrangements, other than the operating leases and notes receivable noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part I - Item 1. Financial Statements - Note 15” within this Form 10-Q.

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

Interest Rate Risk

As of September 30, 2020, the Company had cash and cash equivalents and restricted cash and restricted investments of $402.0 million, which consisted of bank deposits with FDIC participating banks of $394.0 million, bank deposits in international banks of $0.9 million, cash equivalents deposited in a money-market fund of $5.6 million, and $1.4 million of restricted investments that are classified as held-to-maturity investments. In addition, we have investments of $15.1 million, which are classified as held-to-maturity investments.

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

As of September 30, 2020, we had $316.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Conversely, as of September 30, 2020, we had $75.0 million of aggregate principal amount in a secured term loan, which are floating rate instruments and subject to fluctuations in interest rates. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation gains (losses) of $71 thousand and $(0.1) million for the three and nine months ended September 30, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the material weaknesses in the design and operation of our internal control over financial reporting as disclosed in our 2019 Form 10-K, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective. The Company is implementing remediation efforts to address the material weaknesses as described further in “Plan of Remediation to Address Material Weaknesses in Internal Control over Financial Reporting” below.

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

Plan of Remediation to Address Material Weaknesses in Internal Controls over Financial Reporting

During the three months ended September 30, 2020, management designed and implemented system enhancements, role-based access, and updated polices and control procedures related to user access role definitions and segregation of duties within one of our claims processing systems. We are currently testing the operating effectiveness of these newly designed controls.

Management has developed and implemented remediation efforts to address the material weaknesses in the Control Activities described above. These remediation efforts include the following:

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

Item 1A. Risk Factors

Risk factors

Our significant business risks are described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019. These risk factors are supplemented for the item described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

The conditional conversion feature of the 2024 Notes and the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2024 Notes or the 2025 Notes is triggered, holders of such notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their 2024 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2024 Notes or the 2025 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The financial benefits we expect to receive as a result of our sale of certain assets of Passport to Molina may not be realized.

On September 1, 2020, Passport and Molina completed the closing of the transaction contemplated by the Molina APA and Passport’s Medicaid Contract was novated to Molina. In the event certain conditions are not fulfilled, we may not realize the economic benefits we expect to derive from the transaction or the transaction may otherwise be rescinded. The amount of cash we ultimately receive in connection with the transactions consummated by the Molina APA, the wind down of Passport and related transactions could be adversely affected by a number of factors including litigation from third parties, the outcome of ongoing protests against the Kentucky Medicaid awards for 2021 and the results of litigation related thereto, the performance of Passport through 2020 and the results of Medicaid open enrollment in the Commonwealth of Kentucky. In addition, our return of capital from Passport is subject to regulatory approval from the Kentucky Department of Insurance, and we cannot control or predict the timing of such capital return.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
EVOLENT HEALTH, INC.
Exhibit Index

2.1*
Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference

2.2*
First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference

2.3*
Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc., Evolent Health LLC, Element Merger Sub, Inc., NCIS Holdings, Inc. and New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference

2.4*
Asset Purchase Agreement, dated May 28, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc., filed as Exhibit 2.4 to the Company’s Report on Form 10-Q filed with the SEC on August 9, 2019, and incorporated herein by reference

2.5*
First Amendment to Asset Purchase Agreement, dated as of December 30, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Justify Holdings, Inc., and Evolent Health, Inc., filed as Exhibit 2.1 to the Company’s Report on Form 8-K with the SEC on December 31, 2019, and incorporated herein by reference

4.1*
Indenture, dated as of August 19, 2020, by and between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s report on Form 8-K with the SEC on August 25, 2020, and incorporated herein by reference

4.2*
Form of 3.50% Convertible Senior Note due 2024 (included as Exhibit A to Exhibit 4.1), filed as Exhibit 4.2 to the Company’s report on Form 8-K with the SEC on August 25, 2020, and incorporated herein by reference

10.1*
Asset Purchase Agreement, dated July 16, 2020, by and among Passport Health Plan, Inc., Evolent Health LLC, and Molina Healthcare, Inc., filed as Exhibit 10.1 to the Company’s report on Form 10-Q with the SEC on August 7, 2020, and incorporated herein by reference

10.2*
First Amendment to Credit Agreement, dated as of August 13, 2020, by and among Evolent Health, Inc., Evolent Health LLC, its subsidiaries signatory thereto or thereafter designated as guarantors, the lenders from time to time party thereto and Ares Capital Corporation, administrative agent and collateral agent for the lenders, filed as Exhibit 10.1 to the Company’s report on Form 8-K with the SEC on August 25, 2020, and incorporated herein by reference

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

Dated: November 5, 2020