Form 10-K
period 2020-12-31
Evolent Health, Inc.
filed 2021-02-26
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-K
_________________________

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

1

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $540.0 million.

As of February 22, 2021, there were 86,091,822 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 10, 2021, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.
————————————————————————————————————————————————————————
2

Evolent Health, Inc.

1

Explanatory Note

In this Annual Report on 10-K, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to Evolent Health, Inc. and its consolidated subsidiaries. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company.

As used in this Annual Report on Form 10-K:

•“ACA” means the Patient Protection and Affordable Care Act;
•“Accordion” means Accordion Health, Inc.;
•“accountable care organizations,” or “ACOs,” means organizations of groups of doctors, hospitals and other health care providers which have come together voluntarily to provide coordinated care to their Medicare patients;
•“ASO” means administrative services only, which refers to contracts with our partners wherein Evolent provides certain services on a fee-basis but does not assume responsibility for the cost of care;
•“Aldera” means Aldera Holdings, Inc.;
•“capitated arrangements” means health care payment arrangements whereby providers are paid a fixed amount of money per patient during a given period of time rather than on a per-service or per-procedure basis;
•“CMS” means the Centers for Medicare and Medicaid Services;
•“DGCL” means General Corporation Law of the State of Delaware;
•“EMR” means electronic medical records;
•“Evolent Health Holdings” means Evolent Health Holdings, Inc., the predecessor to Evolent Health, Inc.;
•“EVH Passport” means Justify Holdings, Inc., a subsidiary of the Company;
•“Exchange Act” means the Securities Exchange Act of 1934, as amended;
•“founders” means the Advisory Board Company (“The Advisory Board”), and the University of Pittsburgh Medical Center (“UPMC”);
•“FTC” means the United States Federal Trade Commission;
•“GAAP” means United States of America generally accepted accounting principles;
•“health insurance exchanges” means organizations that provide a marketplace for individuals to purchase standardized and government regulated health insurance policies;
•“HIPAA” means The Health Insurance Portability and Accountability Act;
•“HITECH Act” means The Health Information Technology for Economic and Clinical Health Act;
•“IPO” means our initial public offering of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share in June 2015;
•“New Century Health” means NCIS Holdings, Inc.;
•“NMHC” means New Mexico Health Connections;
•“NYSE” means the New York Stock Exchange;
•“Offering Reorganization” means the reorganization undertaken in 2015 prior to our IPO where our predecessor, Evolent Health Holdings, Inc. merged with and into Evolent Health, Inc.;
•“partners” means our customers, unless we indicate otherwise or the context otherwise implies;
•“performance-based” means risk-based contracts with our partners wherein Evolent assumes financial responsibility for the cost of care, which may range from upside and downside gain share to all, or substantially all, of the responsibility for the cost of care within a defined scope subject to Evolent management controls and contractual protections;
•“pharmacy benefit management,” or “PBM,” means the administration of prescription drug programs, including developing and maintaining a list of medications that are approved to be prescribed, contracting with pharmacies, negotiating discounts and rebates with drug manufacturers and processing prescription drug claim payments;
•“population health” means an approach to health care that seeks to improve the health of an entire human population;
•“SEC” means the Securities and Exchange Commission;
•“Securities Act” means the Securities Act of 1933, as amended;
•“third-party administration,” or “TPA,” means the processing of insurance claims or the administration of certain aspects of employee benefit plans for a separate entity;
•“True Health” means True Health New Mexico, Inc., a wholly-owned subsidiary of Evolent Health, Inc.;
•“TPG” means TPG Global, LLC and its affiliates including one or both of TPG Growth II BDH, LP and TPG Eagle Holdings, L.P.;
•“TRA” means the Income Tax Receivables Agreement. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 14” for further details of the Tax Receivables Agreement;
•“UHC” means University Health Care, Inc d/b/a Passport Health Plan;
•“Valence Health” means Valence Health, Inc., excluding Cicerone Health Solutions, Inc.;
i

•“value-based care” means a health care management strategy that is focused on high-quality and cost-effective care with the goals of promoting a healthy lifestyle, enhancing the patient experience and reducing preventable hospital admissions and emergency visits; and
•“VIE” means variable interest entities.

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “aim,” “predict,” “potential,” “continue,” “plan,” “project,” “will,” “should,” “shall,” “may,” “might” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective services, future performance or financial results and the closing of pending transactions and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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
•evolution in the market for value-based care;
•uncertainty in the health care regulatory framework, including the potential impact of policy changes;
•our ability to offer new and innovative products and services;
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including the acquisition of assets from New Mexico Health Connections, and the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc., Aldera Holdings, Inc., New Century Health, and Passport, which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;
•the financial benefits we expect to receive as a result of the sale of certain assets of Passport may not be realized;
•the growth and success of our partners, which is difficult to predict and is subject to factors outside of our control, including governmental funding reductions and other policy changes, enrollment numbers for our partners’ plans, premium pricing reductions, selection bias in at-risk membership and the ability to control and, if necessary, reduce health care costs;
•risks relating to our ability to maintain profitability for our total cost of care and New Century Health’s performance-based contracts and products, including capitation and risk-bearing contracts;
•our ability to effectively manage our growth and maintain an efficient cost structure, and to successfully implement cost cutting measures;
•the potential negative impact of the COVID-19 pandemic and other public health emergencies;
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
•risks related to our offshore operations;
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
•our indebtedness, our ability to service our indebtedness, and our ability to obtain additional financing;
•our ability to achieve profitability in the future;
•the impact of litigation, including the ongoing class action lawsuit;
•additional material weaknesses in the future may impact our ability to conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements;
•restrictions and penalties as a result of privacy and data protection laws;
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
•our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our partners;
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
•the potential impact of our securities class action litigation;
•the potential decline of our Class A common stock price if a substantial number of shares are sold or become available for sale;
•provisions in our second amended and restated certificate of incorporation and third amended and restated by-laws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;
•the ability of certain of our investors to compete with us without restrictions;
•provisions in our second amended and restated certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees; and
•our intention not to pay cash dividends on our Class A common stock.

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
Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Market Data and Industry Forecasts and Projections

We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in “Part I - Item 1. - Business.” We have obtained the market data from certain publicly available sources of information, including publicly available independent industry publications and other third-party sources. Unless otherwise indicated, statements in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and competitive position, business opportunity and market size, growth and share, are based on information from independent industry organizations and other third-party sources (including industry publications, surveys and forecasts), data from our internal research and management estimates. We believe the data that third parties have compiled is reliable, but we have not independently verified the accuracy of this information and there is no assurance that any of the forecasted amounts will be achieved. Any forecasts are based on data (including third-party data), models and experience of various professionals and are based on various assumptions, all of which are subject to change without notice. While we are not aware of any misstatements regarding the industry data presented herein, forecasts, assumptions, expectations, beliefs, estimates and projections involve risks and uncertainties and are subject to change based on various factors, including those described under the heading “Forward-Looking Statements - Cautionary Language” and in “Part I - Item 1A. Risk Factors.”

PART I - FINANCIAL INFORMATION

Item 1. Business

Market Opportunity

We are a market leader in the new era of value-based care, in which leading health systems and physician organizations, which we refer to as providers, as well as health plans, which we refer to as payers, are moving their business models from traditional fee-for-service (“FFS”) reimbursement to an increasingly integrated clinical and financial responsibility for populations. We refer to our provider and payer customers as partners. We consider this integration of health care delivery and financial responsibility with the aim of lowering cost, enhancing quality, and improving satisfaction, to be the core of value-based care. We believe the pace of this integration is accelerating, driven by price pressure in traditional FFS health care, a market environment that is incentivizing value-based care models, growth in consumer-focused insurance programs, such as Medicare Advantage and innovation in data and technology.

The U.S. health care market is projected to approach $4 trillion in spending during 2020, with less than half of payments tied to value-based care models. We believe the shift to value-based care is accelerating, driven by price pressure in traditional FFS health care, a policy and market environment that is incentivizing value-based care models and innovation in data and technology. We believe that the transition to value-based care is impacting the business models of both providers and payers in all segments of the market, including Medicare, Medicaid, and Commercial lines of business.

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

Our Business

Our History

Evolent was founded in 2011 by members of our management team, UPMC, an integrated delivery system in Pittsburgh, Pennsylvania, and The Advisory Board Company, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Since that time, we have grown both organically and through acquisitions. On February 1, 2016, the Company entered into a strategic alliance with UHC. In October 2016, we acquired Valence Health. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides TPA services, value-based administration, population health and advisory services with a particular focus on the Medicaid and pediatric markets. On November 1, 2016, the Company completed the acquisition of Aldera, a key vendor and the primary software provider for the Valence Health TPA platform. In January 2018, we acquired a commercial health plan in New Mexico that focuses on small and large businesses, True Health. In October 2018, we acquired New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based arrangements, focused primarily on oncology and cardiovascular care.

On December 30, 2019, we closed a transaction whereby EVH Passport acquired substantially all of the assets and assumed substantially all of the liabilities of UHC (the “Passport Closing”), including UHC’s Medicaid contract (the “Passport Medicaid Contract”) with the Kentucky Cabinet for Health and Family Services (“CHFS”). UHC was our largest partner in terms of revenue in 2019 and 2018, representing 18.7% and 17.5% of our revenues for such years, respectively. In connection with the Passport Closing, EVH Passport issued a 30% equity interest in EVH Passport, in the aggregate, to The University of Louisville, the University of Louisville Physicians, University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”).

On July 16, 2020, EVH Passport and Evolent Health LLC entered into an Asset Purchase Agreement (the “Molina APA”) with Molina Healthcare, Inc. (“Molina”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract with CHFS. On September 1, 2020, EVH Passport and Molina completed the closing of the transactions contemplated by the Molina APA (the “Molina Closing”), and the Passport Medicaid Contract was novated to Molina. Following the Molina Closing, EVH Passport redeemed the Sponsors’ equity interests in EVH Passport in accordance with the terms of EVH Passport’s Stockholders’ Agreement, and, as a result, EVH Passport became a wholly owned subsidiary of the Company. In addition, following the Molina Closing, EVH Passport began to wind down its business.

On January 11, 2021, Evolent Health LLC, EH Holding Company, Inc. (“EH Holdings”) and True Health, each wholly owned subsidiaries of the Company, agreed to sell True Health to Bright Health Management, Inc. Though we cannot predict the certainty or timing of closing, we expect the transaction to close in the first half of 2021, subject to satisfaction of customary closing conditions, including regulatory approvals.

During 2020, we managed our operations and allocated resources across two reportable segments, our Services segment and our True Health segment. The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Effective during the first quarter of 2021, the Company will bifurcate its Services segment into two reportable segments as follows:

•Evolent Health Services, which houses our Administrative Simplification solution and certain supporting population health infrastructure; and
•Clinical Solutions, which includes our specialty management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands.

Services Overview

Our services segment includes clinical and administrative solutions designed to help our customers manage and administer patient health in a more cost-effective manner. We have two clinical solutions: (i) total cost of care management, and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one type of solution, or multiple types of solutions, depending on specific needs.

Core elements of our total cost of care management services include: (i) Identifi®, our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients, (ii) population health performance, which supports the delivery of patient-centric cost effective care and (iii) delivery network alignment, comprising the development of high performance delivery networks.

Our specialty care management services support a broad range of specialty care delivery stakeholders during their transition from fee-for-service to value-based care, independent of their stage of maturation and specific market dynamics. We focus on the oncology and cardiology markets with the objective of helping providers and payers deliver higher quality, more affordable care and we provide comprehensive quality management for oncology and cardiology patients.

Our comprehensive health plan administration services help payers and providers assemble the infrastructure required to operate, manage and capitalize on a variety of financial and administrative management services, such as health plan services, risk management, analytics and reporting and leadership and management.

The majority of our services revenue is derived from recurring multi-year contracts, which we refer to as platform and operations. Platform and operations services accounted for 87.3% and 77.9% of our consolidated revenue for the years ended December 31, 2020 and 2019, respectively. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), and (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to: (iv) participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results. We believe performance-based contracts align our partners’ incentives with our own and enables us to capture greater value from our contracts. We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe the current value-based care arrangements of our payer and provider partners represent a relatively small portion of their overall total opportunity.

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

The other portion of our services revenue, which we call transformation is typically composed of implementation services associated with our recurring revenue relationships. Due to the nature of recurring multi-year contracts, as we have added additional partners, transformation revenue has decreased to approximately 1% of total revenues.

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

We refer to the offerings within this solution as value-based care services. Core elements of our value-based care services include: (i) Identifi®, our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients, (ii) population health performance, which supports the delivery of patient-centric cost effective care and (iii) delivery network alignment, comprising the development of high performance delivery networks. We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our partner base. Through the technological and clinical integration we achieve, our solutions are delivered as engrained components of our partners’ core operations rather than as add-on solutions.

(i)Identifi®

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our partners and other third parties to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical work flows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our value-based care services and increase the effectiveness of our partners’ existing technology architecture. Highlights of the capabilities of Identifi® include the following:

•Data and integration services: Data from disparate sources, such as EMRs, and lab and pharmacy data, is collected, assembled, integrated and maintained to provide health care professionals with a holistic view of the patient.
•Clinical and business content: Clinical and business content is applied to the integrated data to create actionable information to optimize clinical and financial performance.
•EMR integration: Data and clinical insights from Identifi® are fed back into partner EMRs to improve both provider and patient satisfaction, create workflow efficiencies, promote clinical documentation and coding and provide clinical support at the point-of-care.
•Applications: A suite of cloud-based applications manages the clinical, financial and operational aspects of the value-based model. Our applications scale with the clinical, financial and administrative needs of our provider partners. As additional capabilities are required by our partners, they are often deployed as applications through Identifi®.

(ii)Population Health Performance

Population Health Performance is an integrated suite of technology-enabled solutions that supports the delivery of quality care in an environment where a provider’s need to manage health has significantly expanded. These solutions include:

•Clinical programs: Care processes and ongoing clinical innovation that enables providers to target the right intervention at the right time for a given patient.
•Specialized care team: Multi-disciplinary team that is deployed telephonically from a centralized location or throughout a local market to operate clinical programs, engage patients and support physicians.
•Patient engagement: Integrated technologies and processes that enable outreach to engage patients in their own care process.
•Quality and risk coding: Engagement of physicians to identify opportunities to close gaps in care and improve clinical documentation efforts.

(iii)Delivery Network Alignment

We help our partners build the capabilities that are required to develop and maintain a coordinated and financially-aligned provider network that can deliver high-quality care necessary for value-based contracts. These capabilities include:

•High-performance network: Supporting the capabilities needed to build, maintain and optimize provider- and clinically-integrated networks.
•Value compensation models: Developing and supporting physician incentive payment programs that are linked to quality outcomes, payer shared savings arrangements and health plan performance.
•Integrated specialty partnerships: Supporting the technology-enabled strategies, analytics and staff needed to optimize network referral patterns.

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

Since its founding in 2002, New Century Health has focused on the oncology and cardiology markets. Using clinical data analytics, predictive modeling and decision support tools, New Century Health has developed proprietary clinical pathways in these markets. Managed through its proprietary specialty care management platform, New Century combines high performance networks of specialists and enhanced clinical pathways to deliver higher quality and more affordable care, which we consider to be hallmarks of value-based care, to patients, providers and payers. Historically, New Century Health focused on the Medicare market and offered performance-based contracts, as well as ASO arrangements, primarily to payers in the Medicare HMO segment of the overall Medicare market. More recently, New Century Health has entered into performance-based contracts with Medicaid health plans. We estimate the total addressable market for New Century Health to be $50 billion.

New Century Health provides a differentiated approach designed to meet market challenges based on (i) networks of high-performance providers, (ii) design of evidence-based clinical pathways and (iii) leveraging our proprietary specialty care management technology.

(1)High performance provider networks

We develop high-performance provider networks with tools, capabilities and incentives to align and support physicians. We develop and manage comprehensive specialty networks, provide physician engagement and support and identify provider financial incentive alignment. Key features include:

•Direct contracts with specialists facilitates ease of care.
•Comprehensive specialty networks include multiple downstream subspecialists.
•Incentivize financial payment for quality and cost efficient utilization
•Minimize “buy and bill” incentives through shared savings methodologies
•Dedicated provider operations provide staff to support practices.
•Clinical response team provides clinical education on-site to practice staff.
•Dedicated central call center facilitates referrals and helps to resolve claims issues.
•Established system of ongoing provider education and training.

(2)Design evidence-based clinical pathways

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

(3)Leverage proprietary specialty care management technology

We leverage a custom specialty care management workflow platform, CareProTM, to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners.

•Decision support portal delivers specialty specific clinical experience based on assigned roles (e.g. cardiologist vs. oncologist).
•Custom-built rules engine allows flexibility for multiple specialties and automated decisions based on clinical relevance, considering, for example, rigor levels based on specified payers and providers.
•Workflow capability facilitates a seamless collaboration within and across organizations, connecting payers and clearing houses for systematic data exchange.
•Nurse triage system leverages proprietary technology infrastructure.
•Overall flexibility enables a new business launch of existing specialty within 60 days.

Administrative Solution: Comprehensive Health Plan Administration Services

The foundation for our comprehensive health plan administrative services solution was derived through our acquisitions in 2015 of Valence Health and Aldera. Since the time of these acquisitions, we have invested to upgrade the platform and integrate it with Identifi® and our clinical solutions to create an integrated value-based care platform.

Our comprehensive health plan administrative services help providers and regional payers assemble the complete infrastructure required to operate and manage value-based care and health plan businesses. The economic model of this solution is primarily ASO or fee-based with defined service-level agreements around key operating metrics. We estimate the total addressable market for our comprehensive health plan administrative services solution to be $23 billion. These services include:

•Health plan services: A comprehensive suite of services including third-party administration, enrollment and billing support, medical and utilization management, third-party payment and program integrity support and provider network contracting services. Other health plan related services include sales and marketing, product development, actuarial, and regulatory and compliance.
•Pharmacy benefit management: Our team of professionals support the drug component of providers’ plan offerings and bring national buying power and dedicated resources that are tightly integrated with the care delivery model. Differentiated from what we consider to be traditional PBMs, our solution is integrated into patient care and engages population health levers including generic utilization, provider management, and utilization management to reduce unit pharmacy costs.
•Risk management: The capabilities needed to successfully manage risk for payers, including analysis, data and operational integration with payer processes, and ongoing performance management.
•Analytics and reporting: The ongoing and ad hoc analytic teams and reports required to measure, inform and improve performance, including population health analytics, market analytics, network evaluation, staffing models, physician effectiveness, clinical delivery optimization and patient engagement.

•Leadership and management: Our local and national talent assist our partners in effectively managing the performance of their value-based operations.

True Health

On January 2, 2018, Evolent acquired certain assets from New Mexico Health Connections, one of the first consumer operated and oriented plans established following the implementation of the ACA-including a commercial plan and health plan management services organization. The acquired assets were contributed to a new entity, True Health, a wholly-owned subsidiary of Evolent. True Health is a physician led health plan offering individual, small group, large group, ASO and Federal Employee Health Benefit health insurance products to New Mexico consumers.

True Health accounted for 11.5% and 20.3% of our consolidated revenue for the years ended December 31, 2020 and 2019, respectively.

The core elements of True Health include:

•A statewide network of primary care and specialty providers, with an emphasis on primary care coordination.
•Extensive care management and prevention capabilities leveraging diagnostic and actuarial analysis to drive care and health metrics.
•Focus on community partnerships, both medical and socioeconomic, to improve individual and population health status and promote trusted collaborations with clinicians in facilitating access to care and working through insurance issues.
•Advanced analytics aim to avoid costly interventions and complications in the future by focusing on preventative care.

Our True Health segment derives revenue from premiums earned over the terms of the related insurance policies. As of December 31, 2020, True Health served approximately 24,000 members, consisting principally of large group and off-exchange small group members. True Health provides an opportunity for us to leverage our services offerings to support True Health and transform the health plan into a value-based provider-centric model of care.

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

During the fourth quarter of 2018, the Company terminated its prior reinsurance agreement with NMHC and entered into an updated 15-month quota-share reinsurance agreement with NMHC. As a result of certain changes in terms as compared to the prior reinsurance agreement, the new reinsurance agreement qualified for reinsurance accounting due to the deemed risk transfer and, as such, the Company began recording the full amount of the gross reinsurance premiums and claims assumed by the Company on its Consolidated Statements of Operations and Comprehensive Income (Loss) from its legal effective date. Under the terms of the new reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The maximum amount of insurance risk to the Company was capped at 105% of premiums ceded to the Company by NMHC. During the third quarter of 2019, the Company terminated the new reinsurance agreement with NMHC effective in the fourth quarter of 2019, approximately one and a half months prior to its scheduled end. In 2020, True Health launched a product on the individual exchange. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 10” for additional discussion regarding the reinsurance agreement. Refer to “Part II - Item 8. Financial Statements - Note 26” for additional discussion regarding the True Health sale.

Significant Activities

In August 2020, the Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, with certain holders of its outstanding 2021 Notes and certain new investors. The Company issued $84.2 million aggregate principal amount of 2024 Notes in exchange for $84.2 million aggregate principal amount of the 2021 Notes and an aggregate cash payment of $2.5 million, and issued $32.8 million aggregate principal amount of New Notes for cash at par. We incurred $3.0 million of debt issuance costs in connection with the 2024 Notes. Refer to “Part II - Item 8. Financial Statements - Note 9” for additional discussion regarding the Company’s 2024 Notes.

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina entered into the Molina APA, which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina completed the Molina Closing, and the Passport

Medicaid Contract was novated to Molina. As a result, EVH Passport began to wind down its business. In connection with the Molina Closing, Molina deposited $20.0 million in cash in escrow, which was subsequently released to the Company in January, 2021. Prior to the Molina Closing, the Company accounted for its investment in EVH Passport as an unconsolidated variable interest entity under the equity method of accounting. As a result of the transaction, the Company concluded that a reconsideration event occurred whereby EVH Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport as of September 1, 2020 in its consolidated financial statements. The Company accounted for the transaction as an asset acquisition, as the Company concluded that assets acquired as a result of the consolidation did not meet the criteria to be classified as a business under GAAP. Following the Molina Closing and consolidation of EVH Passport in the Company’s consolidated financials, on November 16, 2020, EVH Passport redeemed the Sponsors’ equity interests in EVH Passport for $20.0 million in cash in accordance with the terms of EVH Passport’s Stockholders’ Agreement, and, as a result, EVH Passport became a wholly owned subsidiary of the Company. The Company expects a return of capital from EVH Passport, expected to be between $130 million and $170 million in total, which is subject to regulatory approval from the Kentucky Department of Insurance. Refer to “Part II - Item 8. Financial Statements - Note 4” for additional discussion regarding the Passport transactions.

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. In addition to the payment of the Credit Agreement, the Company settled the outstanding warrants associated with the debt for $13.7 million. Refer to “Part II - Item 8. Financial Statements - Note 26” for additional discussion regarding the Credit Agreement repayment.

On January 11, 2021, Evolent Health LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into a Stock Purchase Agreement (the “True Health SPA”) with Bright Health Management, Inc. (“Bright HealthCare”), pursuant to which EH Holdings expects to sell all of its equity interest in True Health to Bright HealthCare for a purchase price of $22.0 million plus excess risk based capital, subject to satisfaction of customary closing conditions, including regulatory approvals. The purchase price is subject to a customary purchase price adjustment following the closing of the transactions contemplated by the True Health SPA (the “True Health Closing”) based in part on actual medical claims experience. Refer to “Part II - Item 8. Financial Statements - Note 26” for additional discussion regarding the True Health sale.

Financing Strategy

Our capital structure is designed to offer an efficient complement of funding sources to maintain appropriate liquidity to support our business and meet our financial obligations. To maintain our desired capital profile, we utilize a mix of debt and equity funding. Debt funding may include convertible debt, lines of credit, long-term credit agreements or other liabilities. Equity capital primarily consists of issuing common stock. As of December 31, 2020, we had $263.3 million of long-term debt, net of discount outstanding.

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

Differentiated Offering in High Cost Oncology and Cardiology Markets

Cardiovascular disease and cancer accounted for approximately 25% of total U.S. health expenditures in 2014 to 2015. One of the major cost drivers is spending on oncology drugs which rose 50% from $38 billion in 2013 to $57 billion in 2018. We offer a comprehensive performance based solution that we believe delivers meaningful savings to customers relative to historical spend. Our specialty care management solution manages over 3.6 million lives in Medicare, Medicaid and Commercial markets as of December 31, 2020 and we believe our solution is one of the most comprehensive in the market today.

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

We leverage a custom specialty care management workflow platform, CareProTM, to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners.

We believe we are creating scaled benefits for our partners in areas such as data analytics, administrative services and care management. We expect Identifi® and CareProTM to enable us to deliver increasing levels of efficiency to our partners.

Provider-Heritage Brand Identity

We believe our provider-heritage brand identity and origins differentiate us from our competitors in the value-based care services area. We believe our solutions resonate with potential partners seeking proven solutions that work with providers in a non-abrasive way. Our analytical and clinical solutions are rooted in UPMC’s experience in growing a provider-led, integrated delivery network over the 15 years prior to the founding of Evolent Health, Inc., and growing to become one of the largest provider-owned health plans in the country. Our unique position allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with traditional, payer-siloed solutions.

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

Proven Leadership Team

We have made a significant investment in building an industry-leading management team. Our senior leadership team has extensive experience in the health care industry and a track record of delivering measurable clinical, financial and operational improvement for health care providers and payers. Our Chief Executive Officer, Seth Blackley, had served as our President since August 2011. Prior to co-founding the company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011.

Growth Opportunities

Multiple Avenues for Growth with Our Existing, Embedded Partner Base

We have established a multi-year partnership model with multiple drivers of embedded growth through the following avenues:

•growth in lives in existing covered populations;
•partners expanding into new lines of value-based care to capture growth in new profit pools;
•cross-selling additional solutions to existing partners; and
•capturing value created through a variety of value-based arrangements by participating alongside our partners in upside risk sharing arrangements.

In addition to growth within our existing partner base, we also evaluate and consider pursuing opportunities to expand into businesses related to the services we currently provide.

Significant Market Potential for Specialty Care Management Solution

As of December 31, 2020, our specialty care management solution is managing less than 5% of lives in the Medicare market and less than 1% of lives in the Medicaid and Commercial markets. Oncology and Cardiology spend is increasing as a percentage of total health care spend and both markets are experiencing periods of significant advancements in treatment options and pharmacy solutions, thus presenting a challenge to payers to manage spend. We offer a comprehensive, performance-based solution and believe we have significant growth potential in this market.

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

We believe there is significant market opportunity in our total cost of care solution. As of December 31, 2020, our solution served less than 1% of the Medicare Shared Savings Program ACO-assignable population. Furthermore, we believe that populations covered by CMS ACOs will continue to grow, and also that the solution will be relevant to private payer value-based arrangements.

We believe there is a significant market opportunity in our specialty care management services solution. As of December 31, 2020, New Century Health served approximately 1.6 million Medicaid Managed Care and Medicare HMO patients out of total population of approximately 69 million. This represents a market share of roughly 2% of this total population. We believe that the adoption of this solution in oncology and cardiology by payers serving the Medicare HMO market is very low but is likely to increase as the growth in spending in these specialties is higher than the growth in overall health care spending. Furthermore, we believe that our specialty care management solution is scalable to Medicaid and other lines of business.

Capitalize on Growth in Select Government-Driven Programs

The number of people managed by government-driven programs in the United States has seen significant growth since 2016. Specifically, the number of Medicare beneficiaries reached 62 million in 2019, an 11% increase from 2016. The nature of our variable fee economic model enables us to benefit from this growth in government-managed lives. A significant portion of our revenues are attributable to government-driven programs, primarily comprised of Medicaid and, to a less significant extent, Medicare.

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

Expand Offerings to Meet Evolving Market Needs

There are multiple business offerings that our partners may require to operate in a value-based care environment that we do not currently provide, including but not limited to:

•PBM expansion to include additional specialty pharmacy management capabilities;
•additional specialty lines of business beyond oncology and cardiology, including kidney, maternity and end-of-life care;
•physician employment;
•on-site or specialty clinic services; and
•consumer engagement and digital outreach.

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

As of December 31, 2020, we had contractual relationships with over 37 operating partners. The following table summarizes those customers of our services segment who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
Cook County Health and Hospitals System	20.3%	*	*
Passport (1)	16.8%	18.7%	17.5%
New Mexico Health Connections	*	10.9%	*
1.Represents revenues from EVH Passport/UHC through the Molina Closing. Subsequent to the Molina Closing on September 1, 2020, the Company has not received any material revenue from EVH Passport. However, as part of the Molina Closing, we entered into a new contract with Molina on similar terms to our prior services contract with EVH Passport through December 31, 2020 which accounted for approximately 8.8% of our consolidated revenues for the year ended December 31, 2020.
* Represents less than 10.0% of the respective balance.

As of December 31, 2020, our average contractual relationship with our operating partners was approximately 5.1 years, with an average of 1.8 years of performance remaining per contract. The contracts of New Century Health typically run for one-year terms, with year-to-year renewal provisions.

Our contracts governing the relationships with our operating partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses. Typically, these contracts provide for a monthly payment calculated based on a specified rate multiplied by the number of members that our partners are managing. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of services and technology applications they are utilizing. In some cases, we are responsible for paying for all, or substantially all, of the cost of care for a defined scope of health care services out of the revenue we receive. Some of our contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. We monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health typically run for one year terms. While they typically contain year-to-year renewal provisions, we cannot assure you any or all of these contracts will be renewed in any particular year.

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

During 2017, several attempts were made to amend the ACA, although no amendment proposal gained the requisite support from the U.S. Senate to pass a repeal bill. As a result, in October 2017, former President Trump issued an executive order relating to the ACA titled “Promoting Healthcare Choice and Competition Across the United States,” which further directs federal agencies to modify how the ACA is implemented, and soon after announced the termination of the cost-sharing subsidies that reimburse insurers under the ACA. It is expected that the Biden administration will repeal the Executive Order, but it is not known what other changes the new administration will implement through Congress or future executive orders, and how those may impact our partners and our business. Because of the continued uncertainty about the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects. In addition, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. We cannot assure you as to the ultimate content, timing, or effect of any changes, nor is it possible at this time to estimate the impact of any such potential legislation or changes. Health care reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

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

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In January 2020, CMS announced a new demonstration program that will allow states to adopt a block grant, capped-funding approach to Medicaid. We cannot quantify or predict with any certainty the likely impact of the demonstration program, other changes in the law or new interpretations of existing laws on our business, financial condition, operating results and prospects.

Following recent elections, Congress and state and local legislatures may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes with respect to Medicare and Medicaid programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business. Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS and

Congress to continue to closely scrutinize each component of the Medicare program as well as modify the terms and requirements of the program. It is not possible to predict the outcome of this Congressional or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid and Medicare programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

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

Insurance subsidiaries and investees must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, True Health is regulated under specific New Mexico laws and regulations and indirectly affected by other health care-related laws and regulations and EVH Passport is regulated under specific Kentucky laws and regulations and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements.

Intellectual Property

Our continued growth and success depend, in part, on our ability to protect our intellectual property and proprietary technology, including our Identifi® software and CareProTM platform. We primarily protect our intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business).

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

Human Capital Management

We believe our commitment to and investment in human capital enables our continued efforts to dramatically reduce the total cost of care, improve clinical quality and simplify administration. As of December 31, 2020, we had approximately 2,900 global employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We focus on the following key measures and objectives in managing our business in order to deploy and develop our human capital strategy:

•Employee Compensation and Incentives
•Employee Training and Career Development
•Employee Well Being
•Diversity, Equity and Inclusion

Employee Compensation and Incentives

We aim to attract and retain the highest caliber of health care talent. We believe in pay for performance and structure our compensation to annually incent & reward exceptional performance at all levels in the organization. Ensuring that our employees are compensated fairly and have the appropriate incentives in place to meet and exceed their potential is an integral part of our human capital management. We annually conduct pay equity assessments and compensation reviews, and we continue to actively work to reduce unconscious bias in our hiring practices, performance reviews and promotion opportunities that may contribute to pay inequities.

Employee Training and Career Development

We believe that the continued edification and development of our talent is important in continuing to maintain growth as a company as well as the growth of our individual talent. Training programs are available to all employees through our company portal that is managed by our learning and development team. Our learning and development portal enables employees to find on-demand content, view and attend live learning sessions. Additionally, during 2020 we launched our internal mobility initiative. The initiative gives employees the visibility and opportunity to apply for positions within their current teams as well as company-wide. We feel that this initiative will also help with transparency of opportunities and talent across the organization as well as focus on increasing the diversity of our senior levels within the company over time by growing our current diverse workforce.

Employee Well-Being

We believe that we have a responsibility to help maintain the health and well-being of our employees. We provide our employees with comprehensive benefits including: competitive medical insurance, dental, vision, PTO and 401k plan. In addition, we offer 100% paid maternity leave, parental leave, fertility support, diabetes and hypertension program offerings. In response to the COVID-19 pandemic we have also implemented 100% work from home across our employee population, additional mental health offerings, work from home office set-up support, regular employee feedback surveys, holistic wellness initiatives that include yoga, cooking sessions, meditation and wellness challenges.

Diversity, Equity and Inclusion

We believe that Evolent is a stronger company with diverse employees and encourage hiring and retention practices that focus on top performing talent regardless of gender, national origin, ethnicity or other protected class. In 2020, we refocused on additional diversity, equity and inclusion initiatives to continue to create a more equitable workspace. This initiative included additional training for leadership in diversity, equity and inclusion throughout the organization and the hiring of a Head of Diversity, Equity, and Inclusion to focus on diversity as well as an internal organization review that focused around pay, job descriptions, recruiting, career pathing and development. We feel this renewed commitment to diversity, equity and inclusion enables us to attract, develop and retain the highest caliber talent in health care.

Overall, we believe our culture, along with our internal programs and initiatives, allow us to effectively execute our human capital strategy.

Information about our Executive Officers

Our executive officers as of February 25, 2021, were as follows:

Name	Age	Position
Seth Blackley	42	Chief Executive Officer
John Johnson	37	Chief Financial Officer
Steve Tutewohl	48	Chief Operating Officer
Jonathan Weinberg	53	General Counsel
Aammaad Shams	37	Principal Accounting Officer and Corporate Controller
Frank Williams	54	Executive Chairman

Seth Blackley is our co-founder and has served as our Chief Executive Officer since October 2020. Prior to serving as our Chief Executive Officer, Mr. Blackley served as our President from the Company’s founding in August 2011. Prior to co-founding the company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011. Mr. Blackley began his career as an analyst in the Washington, D.C. office of McKinsey & Company. Mr. Blackley holds a Bachelor of Arts degree in business from The University of North Carolina at Chapel Hill, and a master of business administration from Harvard Business School.

John Johnson has served as our Chief Financial Officer since July 2019. Prior to his role as Chief Financial Officer, Mr. Johnson was acting Chief Financial Officer for New Century Health from March 2019 to June 2019. Prior to his New Century Health role, Mr. Johnson was Senior Vice President, Corporate Performance at Evolent Health from January 2018 to March 2019 and Vice President, Corporate Performance at Evolent Health from April 2016 to December 2017. Prior to joining the Company, Mr. Johnson was the Managing Partner at Riverbend Analytics, LLC from December 2015 until April 2016 and the Vice President of Strategy at PSA Healthcare from February 2013 until November 2015. Mr. Johnson holds a Bachelor of Arts degree in Physics from Cornell University.

Steve Tutewohl has served as our Chief Operating Officer since June 2020. Mr. Tutewohl has also served as the Chief Executive Officer of Evolent Health Services, since January 2018. Mr. Tutewohl previously served as the Chief Actuary of the Company from January 2017 until December 2017. Prior to the Company’s acquisition of Valence Health, Mr. Tutewohl was the Strategic Accounts Officer of Valence Health from October 1996 - January 2017. Mr. Tutewohl received his B.S. in risk management, math and actuarial science from the University of Wisconsin.

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

Aammaad Shams has served as our Controller since June 2020. Prior to his role as Controller, Mr. Shams was the Company’s Assistant Corporate Controller from January 2020 to June 2020. Mr. Shams also served as Senior Director of Technical Accounting from April 2018 to June 2019, and Senior Director of Accounting from July 2019 until December 2019. Prior to joining the Company, Mr. Shams was a Director in KPMG, LLP’s Accounting Advisory Services practice from June 2015 until March 2018. Mr. Shams is a Certified Public Accountant in the Commonwealth of Virginia.

Frank Williams is our co-founder and has served as our Executive Chairman since October 2020. Prior to serving as our Executive Chairman, Mr. Williams served as our Chief Executive Officer from the Company’s founding in August 2011. Prior to Evolent, Mr. Williams served as the Chief Executive Officer of The Advisory Board from June 2001 to September 2008, and as its Chairman from September 2008 to August 2011. Previously, Mr. Williams also served as President of MedAmerica OnCall, President of Vivra Orthopedics and as a management consultant for Bain & Co. Mr. Williams holds a bachelor of arts with high honors in political economies of industrial societies from the University of California, Berkeley, and a master of business administration from Harvard Business School.

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

Website to Access Our Reports

Our internet website address is www.evolenthealth.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at ir.evolenthealth.com contains a significant amount of information about us, including financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

We make available, free of charge, on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below. These risks include, but are not limited to, the following:

•The loss, termination or renegotiation of our relationship or contract with any significant partner, or multiple partners in the aggregate, could negatively impact our results.
•Evolution in the market for value-based care makes it difficult to forecast demand for our services.
•The health care regulatory and political framework is uncertain and evolving.
•If we are unable to offer new and innovative products and services, our partners may terminate or fail to renew their relationships with us.
•Acquisitions, investments, alliances and joint ventures, may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
•The financial benefits we expect to receive as a result of our sale of assets of Passport may not be realized.
•We depend on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control.
•Failure to accurately underwrite performance-based contracts could result in a reduction in profitability.
•If we fail to effectively manage our growth and cost structure, our results of operations could be harmed.
•Public health emergencies such as the COVID-19 pandemic could, adversely affect our business.
•If we are unable to develop or grow partner relationships over time, we are unlikely to recover upfront costs and our operating results may suffer.
•If we do not attract new partners and capture new opportunities, we may not achieve our revenue projections.
•An increasing number and variety of risk sharing arrangements may impact our revenues and profitability.
•If the estimates and assumptions we use to determine the size of the target markets for our services are inaccurate, our future growth rate may be impacted.
•If we are not able to maintain and enhance our reputation and brand recognition, our results will be harmed.
•Consolidation in the health care industry could have a material adverse effect on our business..
•Competition could limit our ability to maintain or expand market share.
•Audits by CMS, other governmental payers and whistleblower claims could impact our business.
•Exclusivity and right of first refusal clauses in some of our contracts may restrict us.
•Offshore support services may be difficult to manage or may not allow us to reach our cost reduction goals.
•Our inability to contain health care costs relating to our health plan business, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements may adversely affect our business and profitability.
•Loss of one or more of our executive officers or key employees could adversely affect our business.
•We may never realize the full value of our goodwill and other intangible assets.
•We may need to obtain additional financing which may not be available.
•We have experienced net losses in the past and we may not achieve profitability in the future.
•Litigation, government inquiries, reviews, audits or investigations could adversely affect our business.
•Future material weaknesses may impact our ability produce timely and accurate financial statements.
•Privacy and data protection laws may impose restrictions and subject us to penalties.
•Data loss or corruption may adversely affect our reputation and relationships with existing partners.
•Failure to safeguard data may result in significant liabilities, and business and reputational harm.
•Failure to maintain and protect intellectual property may adversely affect our products and technology.
•If our trademarks and trade names are not adequately protected, our business may be adversely affected.
•Third party claims that we are violating their intellectual property rights could have a material adverse effect on our business.
•Our use of “open source” software could affect our ability to offer our services and subject us to litigation.
•Failure to protect our proprietary information could impact the value of our technology and products.
•Our dependence on licensed technologies could prevent us from developing and commercializing products.
•Restrictions on our use of third-party technologies could have a material adverse effect on our business.
•Interruption in technology services provided by third parties or our own systems could adversely impact our brand and our business.
•We rely on third-party vendors to host and maintain our technology platform.
•We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future.
•We will not be reimbursed for any payments made under the TRA if any tax benefits are disallowed.
•We may not be able to realize all or a portion of the tax benefits that resulted from the exchanges of Class B common units for our Class A common stock from the utilization of NOLs.

•Payments by us under the TRA may be accelerated or exceed the tax benefits we realize.
•Agreements between us and certain pre-IPO investors contain different terms than comparable agreements with unaffiliated third parties.
•The conditional conversion feature of the 2025 Notes may adversely affect our financial condition.
•The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.
•We expect that our stock price will be volatile and may fluctuate or decline significantly.
•We are subject to class action litigation and an adverse outcome could have an adverse effect on us.
•The market price of our stock could decline due to the large number of shares issuable upon conversion of our convertible notes, or by sales or issuances of substantial amounts of our Class A common stock.
•Some provisions of Delaware law and our charter documents may deter third parties from acquiring us.
•Our charter contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our pre-IPO investors.
•Our charter designates Delaware courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.
•We do not anticipate paying any cash dividends in the foreseeable future.

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

Risks relating to our business and industry

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with a significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our largest partner in terms of both revenue and accounts receivable, Cook County Health and Hospitals System, comprised 20.3% of our revenue and 61.5% of our accounts receivable for 2020. The unexpected loss of Cook County or any other significant partner, or the renegotiation of any of our significant partner contracts, could adversely affect our results. We cannot assure that similar facts will not occur with a different partner in the future.

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

Because we rely on a limited number of partners for a significant portion of our revenues, we depend on the creditworthiness of these partners. Our partners are subject to a number of risks including reductions in payment rates from governmental payers, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations, such as plans established under the ACA and Aged, Blind and Disabled Medicaid. If the financial condition of our partners declines, our credit risk could increase. Should one or more of our significant partners (including Cook County) declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and affect our bad debt reserves and net income (loss).

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

The market for value-based health care in the United States is rapidly evolving. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market. It is difficult to predict with any precision the future growth rate and size of our target markets.

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

Health care laws and regulations are rapidly evolving and may change significantly in the future, including as a result of the new Biden administration, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a health care reform measure that aims to increase the number of Americans with health insurance and reduce health care related costs. The ACA includes a variety of health care reform provisions and requirements, which became effective at varying times through 2018 and substantially changed the way health care is financed by both governmental and private insurers, which may significantly impact our industry and our business. During 2017, several attempts were made to amend the ACA, although no amendment proposal gained the requisite support from the U.S. Senate to pass a repeal bill. As a result, in October 2017, former President Trump issued an executive order relating to the ACA titled “Promoting Healthcare Choice and Competition Across the United States,” which further directs federal agencies to modify how the ACA is implemented, and soon after announced the termination of the cost-sharing subsidies that reimburse insurers under the ACA. It is expected that the Biden administration will repeal the Executive Order, but it is not known what other changes the new administration will implement through Congress or future executive orders, and how those may impact our partners and our business. Because of the continued uncertainty about the ACA, including the timing of and potential for further legal challenges, repeal or amendment of that legislation and future of the health insurance exchanges, we cannot quantify or predict with any certainty the likely impact of the ACA on our business, financial condition, operating results and prospects.

In addition, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. In January 2020, CMS announced a new demonstration program that will allow states to adopt a block grant, capped-funding approach to Medicaid. We cannot quantify or predict with any certainty the likely impact of the demonstration program, other changes in the law or new interpretations of existing laws, on our methods and costs of doing business.

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

We have made and entered, and may in the future make and enter acquisitions, investments and alliances and joint ventures, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

As our business continues to grow, we may continue to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience. That and other acquisitions, investments, alliances or joint ventures, have resulted and could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements. In addition, the market price for our Class A common stock could also be affected, following the consummation of any other transaction, by factors that have not historically affected the market price for our Class A common stock.

We continuously evaluate potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated. Acquisitions, investments and alliances could numerous risks to our business which could negatively impact and our financial condition and results of operations, including:

•difficulty converting platforms or integrating the purchased operations, products or technologies;
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
•challenges related to the integration and operation of businesses that operate in new geographic areas and new markets or lines of business;
•challenges related to the integration and operation of businesses that operate in new geographic areas and new markets or lines of business;
•unanticipated financial losses in the acquired business, including the risk of higher than expected health care costs;
•failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and
•liabilities, including acquired litigation, and expenses from the acquired businesses for contractual disputes with customers and other third parties, infringement of intellectual property rights, data privacy violations or other claims and failure to obtain indemnification for such liabilities or claims, and distraction of our personnel in connection with any related proceedings.

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

In connection with these acquisitions, investments, alliances or joint ventures, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges (as was the case with the $47.1 million impairment charge we incurred in connection with our investment in GlobalHealth during the year ended December 31, 2020, which represented the total value of our investment), assume liabilities or issue stock (as we have done in prior transactions) that would dilute our current stockholders’ ownership.

The financial benefits we expect to receive as a result of our sale of certain assets of Passport to Molina may not be realized.

On September 1, 2020, EVH Passport and Molina consummated the Molina Closing and the Passport Medicaid Contract was novated to Molina. In the event certain conditions are not fulfilled, we may not realize the economic benefits we expect to derive from the transaction. The amount of cash we ultimately receive in connection with the transactions consummated by the Molina APA, the wind down of EVH Passport and related transactions could be adversely affected by a number of factors including litigation from third parties, the outcome of ongoing protests against the Kentucky Medicaid awards for 2021 and the results of litigation related thereto, the performance of Passport through 2020 and the results of Medicaid open enrollment in the Commonwealth of Kentucky. In addition, our return of capital from EVH Passport, which is expected to be between $130 million and $170 million in total, is subject to regulatory approval from the Kentucky Department of Insurance, and we cannot control or predict the timing of such capital return.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by our partners’ health care plans each month, expansion of our partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of our partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partners’ plans were to be reduced by a material amount, or if member enrollment numbers in new plans are lower than expected, which was the case with our Florida Medicaid partners, such decrease would lead to a decrease in our expected revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the partners’ continued participation in specified payer programs over which we have no control. If a partner ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract.

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

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of our partners to control and, if necessary, reduce health care costs, all of which are out of our control. Because certain of our partners’ revenues are highly reliant on third-party payer reimbursement funding rates and mechanisms, overall reductions of rates from such payers could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. These risks may be heightened by the COVID-19 pandemic. See “Risk factors-The health care regulatory and political framework is uncertain and evolving” for additional information.

Failure to accurately underwrite performance-based contracts could result in a reduction in profitability for our Specialty Care Management solution.

New Century Health, the brand name we use for our specialty care management solution, derives a portion of its revenue from arrangements under which it assumes responsibility for a portion of the total cost of treatments (for oncology and cardiology patients) in exchange for a fixed fee. These are typically referred to as “performance-based contracts”. If the Company is unable to accurately underwrite the health care cost risk for New Century Health and control associated costs, the Company’s profitability could decline. Moreover, costs of providing cancer care are very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. The competitive environment for New Century Health’s performance-based products could result in pricing pressures which could cause New Century Health to reduce its rates. In addition, customer demands or expectations as to margin levels could cause New Century Health to reduce its rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trend could result in a decrease of New Century Health’s operating margins.

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

Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.

To date, due to the nature of the services we provide, market dynamics in our end markets and with our significant customers, our operations have not been materially affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The extent to which COVID-19 ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the duration of the outbreak, new information which may emerge concerning the severity of COVID-19, employee mobility and productivity and the actions to contain COVID-19 or treat its impact (including federal, state and local directives to remain at home or forced business closures), among others.

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
•As our employees and our partners’ employees work from home and access our system remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents.
•Volatility in the capital markets could have a negative impact on our ability to access those markets on acceptable terms, or at all.
•Any benefits to our business as a result of increased Medicaid membership or lower utilization may not be sustained in or through future periods.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the potential impact and the future performance of our business. We cannot at this time predict the impact of the COVID-19 pandemic, but it could materially adversely affect our business, including our financial position, results of operations and/or cash flows.

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

While we continue to own a health plan, our inability to contain health care costs relating to our health plan business, implement increases in premium rates on a timely basis, maintain adequate reserves for policy benefits or maintain cost effective provider agreements may adversely affect our business and profitability.

We have entered into an agreement to sell True Health, our health plan business, to Bright HealthCare. Closing of the transaction is subject to customary closing conditions, and while we expect the transaction to close in the first half of 2021, we cannot assure you that the closing will take place on that timeframe or at all. In the event that the transaction does not close, we will remain subject to the risks described in this risk factor, and a significant reduction in enrollment in our health plan could materially impact our results.

The profitability of our health plan businesses, which includes our wholly owned True Health business, depends in large part on accurately predicting health care costs, coding and risk adjustment and on our ability to manage future health care costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Changes in health care practices, demographic characteristics, inflation, new technologies, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment and numerous other factors affecting the cost of health care may adversely affect our ability to predict and manage health care costs, as well as our business, financial condition and results of operations.

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

In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. We have not entered into employment agreements with our executive officers. All of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart. If we are not able to retain any of our key management personnel, our business could be harmed.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

The Company has four reporting units. Our total assets include substantial goodwill. At December 31, 2020, we had $354.7 million of goodwill on our consolidated balance sheets. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.

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

A detailed discussion of our impairment testing is included in “Part II - Item 8. Financial Statements and Supplementary Data - Note 8.”

The Company recorded goodwill of $762.4 million as of December 31, 2018 in its Services segment and subsequently recorded impairment charges of $199.8 million and $215.1 million during the three months ended December 31, 2019 and June 30, 2020, respectively, as a result of factors relating to the Company’s investment in Passport. When other indications of goodwill impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations.

We may need to obtain additional financing which may not be available or, if it is available, may result in a reduction in the ownership of our stockholders.

We may need to raise additional funds in order to:

•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing products and services;
•fund strategic relationships, including joint ventures and co-investments;
•fund additional implementation engagements; and
•acquire complementary businesses, technologies, products or services.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are unavailable or are unavailable on acceptable terms, our ability to fund our expansion strategy, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the ownership of our then-existing stockholders may be reduced, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing stockholders. In addition, any indebtedness we incur and restrictive covenants contained in the agreements related thereto could:

•make it difficult for us to satisfy our obligations, including interest payments on any debt obligations;
•limit our ability to obtain additional financing to operate our business;
•require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;
•limit our flexibility to plan for and react to changes in our business and the health care industry;
•place us at a competitive disadvantage relative to our competitors;
•limit our ability to pursue acquisitions; and
•increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could cause a significant decrease in our liquidity and impair our ability to pay amounts due on any indebtedness, and could have a material adverse effect on our business, financial condition and results of operations.

We have experienced net losses in the past and we may not achieve profitability in the future.

We have incurred significant net losses in the past and our operating expenses may increase in the future as we continue to invest to grow our business and build relationships with partners, develop our platforms and develop new solutions. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, as we continue to increase our partner base, we could incur increased losses due to mis-forecasted underwriting in performance-based contracts or because significant costs associated with entering into partner agreements are generally incurred up front, while revenue under certain of our partner agreements is recognized each period in the month in which the services are delivered. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. We may also fail to improve the gross margins of our business as anticipated. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

Risks Related to Data Protection Privacy, Cybersecurity, Intellectual Property and Technology

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners. Some of our partners undertake a significant and prolonged evaluation process, often to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. For example, some of our partnerships require significant upfront investment including, in the case of new markets, investments in infrastructure to meet readiness and operating requirements which have outpaced our revenue growth, which was the case with our Florida Medicaid partners. Under the ASC 606 revenue standard, certain set up costs we incur during the implementation phase may be deferred into the P&O phase, potentially along with associated revenues. If the economics of a partnership change such that we are unlikely to fully recover those costs, we may be required to write off a portion or all of those deferred costs and revenues and our operating results may suffer. In addition, we estimate the costs and timing for completing the transformation phase of relevant partner relationships. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

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

As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. As of December 31, 2020, Evolent had approximately $4.7 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing partners and to our ability to attract new partners. The promotion of our brands may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our partners, or any adverse publicity or litigation involving or surrounding the Company or one of our joint venture partners, investors or strategic alliance partners could make it substantially more difficult for us to attract new partners. Similarly, because our existing partners often act as references for us with prospective new partners, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new partners. Therefore, financial adversity of our partners’ affiliated health plans may adversely affect our reputation. In addition, negative publicity resulting from any adverse government payer audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with partners, which would harm our business, results of operations and financial condition.

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

•HIPAA expanded protection of the privacy and security of personal health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Privacy regulations under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to True Health. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers and be subject to investigation by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”). In the event the OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties that could have a material adverse effect on us. In addition, OCR performs compliance audits of Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.
•The HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009, also known as the “Stimulus Bill,” effective February 22, 2010, set forth health information security breach notification requirements and increased penalties for violation of HIPAA. The HITECH Act requires individual notification for all breaches, media notification of breaches for over 500 individuals and at least annual reporting of all breaches to the Department of Health and Human Services. Failure to comply with the HITECH Act could result in fines and penalties that could have a material adverse effect on us.
•Numerous other federal and state laws may apply that restrict the use and protect the privacy and security of individually identifiable information, as well as employee personal information. These include state medical privacy laws, state social security number protection laws and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our partners and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business.
•Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or individually identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our existing software. Despite testing by us, we may discover defects or errors in our software. In addition, we may encounter defects or errors in connection with the integration of software and technology we acquire. Any defects or errors could expose us to risk of liability to partners and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or partner satisfaction with our products and services or cause harm to our reputation.

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

Our services involve the collection, storage and analysis of confidential information, including intellectual property and personal information of employees, health providers and others, as well as protected health information of our partners’ patients. Because of the extreme sensitivity of this information, the security features of our computer, network, and communications systems infrastructure are very important. In certain cases such information is provided to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures designed to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers, may be vulnerable to cyber-attacks, security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors, power outages, hardware failures or other similar events. Furthermore, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, has heighted these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and partners, which could have a material adverse effect on our business, operations, and financial results.

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

Disputes may arise between us and our licensors regarding intellectual property rights subject to a license agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•our obligations with respect to the use of the licensed technology in relation to our services and technologies, and which activities satisfy those obligations;
•whether our activities are in compliance with the restrictions placed upon our rights to use the licensed technology by our licensors; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services and prevent or inhibit the ability of our partners to access our services. These systems may be at greater risk of interruption as a result of increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic.

In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our partners, our business, results of operations and financial condition. To operate without interruption, both we and our service providers must guard against:

•damage from fire, power loss and other natural disasters;
•telecommunications failures;
•software and hardware errors, failures and crashes;
•security breaches, computer viruses and similar disruptive problems; and
•other potential interruptions.

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

We rely on third-party vendors to host and maintain our technology platform, including Identifi®. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business, results of operations and financial condition. Despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, a decision to close the facilities without adequate notice or other unanticipated problems, including relating to the COVID-19 pandemic, could result in lengthy interruptions in our service. These service interruption events could cause our platform to be unavailable to our partners and impair our ability to deliver services and to manage our relationships with new and existing partners, which in turn could materially affect our results of operations.

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

We have previously identified material weaknesses in our internal control over financial reporting. Although the material weaknesses were remediated, if we identify additional material weaknesses in the future, we and our auditor may conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements, any of which could adversely impact our investors’ confidence and our stock price.

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

Management identified material weaknesses in its internal control over financial reporting as of December 31, 2019 related to the areas below.

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

None of the control deficiencies resulted in any adjustments to our 2019 annual or interim consolidated financial statements, but as a result of these material weaknesses, our management concluded as of December 31, 2019 that our internal control over financial reporting was not effective, and also that our disclosure controls and procedures were not effective. In addition, our independent registered public accounting firm, which audits our annual financial statements, issued an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2019. We concluded that these material weaknesses had been remediated as of December 31, 2020.

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

As of December 31, 2019, all of the Class B common units held by the Investor Stockholders and certain other stockholders had been exchanged (together with an equal number of shares) for our Class A common stock. These exchanges resulted in increases in the tax basis of our share of the assets of Evolent Health LLC that otherwise would not have been available to the Company. In addition, we expect that certain NOLs will be available to us as a result of the transactions as described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - “Tax Receivables Agreement.” These increases in tax basis and NOLs may reduce the amount of tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

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

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the Offering Reorganization and the estimated tax basis step-ups resulting from each completed exchange, we estimate that the total amount that we would be required to pay under the TRA could be approximately $101.7 million. This estimated amount includes approximately $16.1 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and approximately $85.6 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred in connection with our completed secondary offerings and private sales.

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

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by the Class B Exchanges and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Tax Receivables Agreement” for additional information.

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

Risks Relating to Our Convertible Notes

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2025 Notes is triggered, holders of such notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2024 Notes and the 2025 Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2024 Notes and the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2024 Notes and the 2025 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2024 Notes and the 2025 Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2024 Notes and the 2025 Notes to their face amount over the term of the 2024 Notes and the 2025 Notes, respectively. We may report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading prices of the 2024 Notes and the 2025 Notes.

In addition, under certain circumstances, convertible debt instruments (such as the 2024 Notes and the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2024 Notes and the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2024 Notes and the 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in August 2020, the Financial Accounting Standards Board published Accounting Standards Update (“ASU”) 2020-06, which simplifies the accounting for certain financial instruments, including convertible instruments. We have not yet completed our assessment of ASU 2020-06, however, if we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2024 Notes and the 2025 Notes, then our diluted earnings per share would be adversely affected.

Risks relating to ownership of our Class A common stock

We expect that our stock price will be volatile and may fluctuate or decline significantly.

The trading price of our Class A common stock has been and may continue to be volatile and subject to wide price fluctuations in response to various factors, including:
•economic and political conditions or events;
•market conditions in the broader stock market in general, or in our industry in particular, including as a result of COVID-19 related impacts;
•actual or anticipated fluctuations in our quarterly financial reports and results of operations;
•our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•indebtedness incurred in the future;
•introduction of new products and services by us or our competitors;
•business developments of our partners;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales of large blocks of our stock;
•additions or departures of key personnel;
•regulatory developments; and
•litigation and governmental investigations.

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

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of our convertible notes, or by sales or issuances of substantial amounts of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate. As of February 22, 2021, 86.1 million shares of our Class A common stock were outstanding. Up to a maximum of 13.3 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes. Similarly, sales or issuances of substantial amounts of our Class A common stock in the public market by us or by our stockholders into the public market could cause the market price of our Class A common stock to decrease significantly.

Some provisions of Delaware law, our second amended and restated certificate of incorporation and our third amended and restated by-laws and certain of our contracts may deter third parties from acquiring us.

Among other things, our second amended and restated certificate of incorporation and our third amended and restated by-laws:

•divide our board of directors into three staggered classes of directors that are each elected to three-year terms;
•prohibit stockholder action by written consent;
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;
•prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board or the chief executive officer;
•require advance notice to be given by stockholders for any stockholder proposals or director nominees;
•require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to amend certain provisions of our second amended and restated certificate of incorporation and any provision of our third amended and restated by-laws; and
•require the affirmative vote of holders of at least 75% of the voting power of our outstanding shares of stock to remove directors and only for cause.

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

These and other provisions could have the effect of discouraging, delaying or preventing a transaction involving a change in control of our company or could make it more difficult for stockholders to elect directors of their choosing or to cause us to take other corporate actions that they desire. Provisions in certain of our contracts may also deter third parties from acquiring us. In addition, certain partners would have the right to terminate if we are acquired by certain competitors.

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

Our second amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the DGCL, our second amended and restated certificate of incorporation or our third amended and restated by-laws, (d) any action to interpret, apply, enforce or determine the validity of our second amended and restated certificate of incorporation or third amended and restated by-laws or (e) any other action asserting a claim against us that is governed by the internal affairs doctrine. We refer to each of these proceedings as a covered proceeding. In addition, our second amended and restated certificate of incorporation provides that if any action the subject matter of which is a covered proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors, which we refer to as a foreign action, the claiming party will be deemed to have consented to (1) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (2) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 91,000 square feet of office space. We also lease offices throughout the United States and in Pune, India. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 11 - Leases,” the total rental expense on operating leases, net of sublease income, was $21.2 million for the year ended December 31, 2020.

Item 3. Legal Proceedings

For information regarding legal proceedings, see “Part II – Item 8. Financial Statements and Supplementary Data - Note 10 - Commitments and Contingencies - Litigation Matters.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “EVH.”

Holders

As of February 22, 2021, there were 48 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the last 5 years ended December 31, 2020, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on December 31, 2015, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

Not applicable.

Item 6. Selected Financial Data

Omitted.

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

Because of the nature of the services we provide, market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of December 31, 2020 we had cash and cash equivalents of $340.5 million and as of the date the financial statements were available to be issued we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

Evolent’s focus throughout this pandemic has been the health and safety of its employees and their families, as well as ensuring that we continue to furnish high quality service to our partners. Evolent has deployed a multi-faceted response to COVID-19, overseen by its Emergency Preparedness Team, led by the General Counsel and Chief Compliance Officer, that focuses on maintaining its workforce in a manner that does not disrupt service delivery or operations. Evolent is closely monitoring and overseeing any issues of noncompliance or deficiencies with client operational service level agreements and continuing to review contractual business requirements in light of state and federal mandates, emergency laws and orders, and available financial support opportunities. Evolent is also mindful of the impact COVID-19 has on its vendors and subcontractors, and we will continue to work with them regarding our collective obligations to Evolent’s customers. We require a COVID-19 Business Continuity Attestation from subcontractors and vendors, confirming that operational and financial obligations will be met and aiming to ensure that privacy and security risks or incidents can be mitigated and disclosed in a timely manner.

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

Across 2020 we saw changes in membership and medical utilization in our end-markets as a result of the COVID-19 pandemic. The pandemic has resulted in a significant increase in unemployment in the United States. Historically, Medicaid enrollment has increased during periods of rising unemployment as individuals lose access to employer sponsored health care and turn to government sponsored health care. In addition, with respect to Medicaid, many states (including Florida, Kentucky and Illinois) put in place new rules during the pandemic eliminating the ability of Medicaid health plans to dis-enroll non-paying members, as well as waiving certain eligibility requirements, which together we expect will result in higher membership during the period of the pandemic. It is possible to see an opposite trends in the commercial market, where employees who are made redundant lose access to employer sponsored health care. We do not expect to see meaningful changes in membership in the Medicare market as a result of COVID-19. In aggregate, as more than 50% of the lives on our platform are currently in Medicaid and we generally earn revenue with respect to those lives based on a per member per month model, we expect to see a net benefit in our business from increased membership in that market in the near-term. We cannot predict the magnitude of this potential benefit, or how long it will last.

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners experienced declines in non-essential care throughout the year ended December 31, 2020, offset in part by increased costs for care of COVID-19 patients. We continue to monitor medical utilization trends closely as the pandemic progresses. Beginning late in the first quarter after declaration of the pandemic and continuing across the year, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization if and when consumer behavior changes (for example if the novel coronavirus is controlled by a vaccine or other measures).

Our two largest customers in terms of revenue, EVH Passport/UHC and Cook County Health and Hospitals Systems, together accounted for approximately 37.1% and 28.2% of revenue for the year ended December 31, 2020 and 2019, respectively, and both participate in the Medicaid market. During the year ended December 31, 2020, we saw a modest increase in the membership at Cook County Health and Hospitals Systems; further increases in unemployment in Illinois could result in higher Medicaid enrollment in the future. In addition, during the year ended December 31, 2020 we saw modestly lower claims volume at both clients tied to State mandates curtailing non-essential care.

Health Plans

Our True Health plan serves approximately 17,000 members in the small and large group market in New Mexico as well as 6,700 members in the individual and federal employee markets in New Mexico. At the end of December 2020, the membership in group plans was not meaningfully changed relative to the year ended December 31, 2019. Beginning at the end of the three months ended March 31, 2020, we observed a decline in medical utilization tied to a state-wide mandate prohibiting non-essential care in the period from March 13, 2020, resulting in slightly lower than expected claims expenses. In our two Medicaid equity method investees (Lighthouse Health Plan and Miami Children’s Health Plan in Florida) and our wholly-owned Medicaid plan (EVH Passport), we saw modest increases in membership during the year ended December 31, 2020 however reduced medical utilization resulted in reduced claims expenses in the same period. While we cannot estimate the magnitude of reduced medical utilization and its impact on our business, we expect this trend to continue until the COVID-19 pandemic moderates.

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

Passport

On December 30, 2019, UHC, Passport Health Solutions, LLC (“PHS I”), the Company and EVH Passport, closed a transaction whereby EVH Passport acquired substantially all of the assets and assumed substantially all of the liabilities of UHC, including the Passport Medicaid Contract. The purchase price paid by EVH Passport consisted of $70.0 million in cash and a 30% equity interest in EVH Passport issued to the Sponsors; however, $16.2 million of the foregoing cash purchase price was held back until such time as PHS I delivers to EVH Passport certain owned real property and improvements.
On September 1, 2020, EVH Passport and Molina completed the Molina Closing and the Passport Medicaid Contract was novated to Molina. As a result, EVH Passport began to wind down its business. In connection with the Molina Closing, Molina deposited $20.0 million in cash in escrow, which was subsequently released to EVH Passport in January 2021. Prior to the Molina Closing, the Company accounted for its investment in EVH Passport as an unconsolidated variable interest entity under the equity method of accounting. As a result of the Molina Closing, the Company concluded that a reconsideration event occurred whereby EVH Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport as of September 1, 2020 in its consolidated financial statements. The Company accounted for the transaction as an asset acquisition, as the Company concluded that assets acquired as a result of the consolidation did not meet the criteria to be classified as a business under GAAP. Following the Molina Closing and consolidation of EVH Passport in the Company’s consolidated financials, EVH Passport redeemed the Sponsors’ equity interests in EVH Passport in accordance with the terms of EVH Passport's Stockholders' Agreement , and, as a result, EVH Passport became a wholly owned subsidiary of the Company. The Company expects a return of capital from EVH Passport, expected to be between $130 million and $170 million in total, which is subject to regulatory approval from the Kentucky Department of Insurance.

Refer to “Part II - Item 8. Financial Statements - Note 4” for additional discussion regarding the Passport transactions.

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

Convertible Debt Issuance, Extinguishment of Debt and Repayment of Notes

In August 2020, the Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, with certain holders of its outstanding 2021 Notes and certain new investors. The Company issued $84.2 million aggregate principal amount of 2024 Notes in exchange for $84.2 million aggregate principal amount of the 2021 Notes and an aggregate cash payment of $2.5 million, and issued $32.8 million aggregate principal amount of New Notes for cash at par. We incurred $3.0 million of debt issuance costs in connection with the 2024 Notes. The closing of the private placement of the 2024 Notes occurred on August 19, 2020.

The exchanges were accounted for as an extinguishment resulting in a net loss on extinguishment of debt of $4.8 million, including an aggregate cash payment to noteholders of $2.5 million, which is included in loss on extinguishment of debt, net on the consolidated statement of operations.

In August 2020, we also repurchased $14.0 million of the 2021 Notes with $13.9 million of cash and recorded an immaterial gain on extinguishment of debt. Refer to “Part II - Item 8. Financial Statements - Note 9” for additional discussion relating to the convertible debt issuance, extinguishment of debt and partial repayment of 2021 Notes.

Agreement for the Sale of True Health New Mexico

On January 11, 2021, Evolent LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into the SPA with Bright HealthCare, pursuant to which EH Holdings expects to sell all of its equity interest in True Health to Bright HealthCare for a purchase price of $22.0 million plus excess risk based capital, subject to satisfaction of customary closing conditions, including regulatory approvals. The purchase price is subject to a customary purchase price adjustment following the True Health Closing based in part on actual medical claims experience. Refer to “Part II - Item 8. Financial Statements - Note 26” for additional discussion regarding the True Health sale.

Repayment and Termination of Existing Credit Agreement

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. In addition to the payment of the Credit Agreement, the Company settled the outstanding warrants associated with the debt for $13.7 million. Refer to “Part II - Item 8. Financial Statements - Note 9” for additional discussion relating to the repayment of the Credit Agreement.

Repositioning Plan

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals. Across 2020, we divested or agreed to divest a majority of our health plan assets, including the assets of EVH Passport, which represented a significant revenue stream for the Company. In parallel with these divestitures, we contracted with a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods.

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our Services segment as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives. The Repositioning Plan is expected to continue through the fourth quarter of 2021.

The Company recorded approximately $1.3 million of repositioning costs in selling, general and administrative expenses during the year ended December 31, 2020. The following tables provide a summary of our total costs associated with the Repositioning Plan, included in the line item within our consolidated statements of operations, for the year ended December 31, 2020, by major type of cost:

	Incurred For the Year Ended December 31, 2020	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through December 31, 2020
Severance and termination benefits	$—	$2,500	$—
Office space consolidation	—	2,100	—
Professional services	1,275	4,200	1,275
Total	$1,275	$8,800	$1,275

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

During 2020, we managed our operations and allocate resources across two reportable segments, our Services segment and our True Health Segment. The Company’s Services segment provides our customers two clinical solutions: (i) total cost of care services and (ii) specialty care management services, and one administrative solution: comprehensive health plan administration services. These services enable payers and providers to manage patient health in a more cost-effective manner. The Company’s contracts are structured as a combination of monthly member service fees, percentage of plan premiums, shared medical savings arrangements and/or other performance-based arrangements including taking responsibility for all or substantially all of the cost of care. Our True Health segment consists of a commercial health plan we operate in New Mexico that focuses on individual and family as well as small and large businesses.

The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Effective during the first quarter of 2021, the Company will bifurcate its Services segment into two reportable segments as follows:

•Evolent Health Services, which houses our Administrative Simplification solution and certain supporting population health infrastructure; and
•Clinical Solutions, which includes our specialty management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. The Company has four reporting units and our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

A description of our 2020 goodwill impairment test follows below.

The Company performed an interim goodwill impairment assessment in one of our three reporting units in the Services segment as of March 31, 2020 due to the decline in the Company’s stock price during the first quarter of 2020 and lack of excess of fair value over the carrying value considering the $199.8 million impairment charge taken in the fourth quarter of 2019. The Company concluded that the fair value of its reporting unit was more than its carrying value as of March 31, 2020. In addition, the Company performed an interim goodwill impairment assessment as of May 31, 2020 and concluded that the fair value of one of our three reporting units in the Services segment was less than its carrying value by $215.1 million as of May 31, 2020. The decrease in fair value was due to our largest customer, EVH Passport, not obtaining a renewal of its Kentucky managed Medicaid contract, which was its sole business. The non-renewal of EVH Passport’s contract caused a reduction in the Company’s cash flow projections.

As a result of the impairment charges in the fourth quarter of 2019 and second quarter of 2020, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for the specific reporting unit that incurred those impairment charges. This election does not preclude Management from performing the qualitative assessment in any subsequent period. For the remaining reporting units, after assessing the totality of events and circumstances including the results of our previous valuations, the minimal impacts of the Passport loss and COVID-19, the Company does not believe that an event occurred or circumstances changed during the period under consideration that would, more likely than not, reduce the fair value of any reporting unit below their carrying amount. Therefore, the Company concluded that the quantitative assessment was not required.

In performing our October 31, 2020 impairment test for one of the three reporting units in the Services segment, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates.

As of December 31, 2020, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2020. The Company determined there had been no such indicators, therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2020. As of December 31, 2020, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge earlier in the year was $214.3 million.

Revenue Recognition

Services

Our services segment derives revenue from two sources: (1) transformation services and (2) platform and operations services. Revenue is recognized when control of the services is transferred to our customers. We use the following 5-Step model, outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine revenue recognition on our contracts with customers:

•Identify the contract(s) with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to performance obligations
•Recognize revenue when (or as) the entity satisfies a performance obligation

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

We use the following 5-step model outlined in ASC 606 to determine revenue recognition for our services segment from our contracts with customers:

•Identify the contract(s) with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to performance obligations
•Recognize revenue when (or as) the entity satisfies a performance obligation

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We estimate our actual current tax expense, including permanent charges and benefits, and temporary differences resulting from differing treatment of items, such as deferred revenue for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that recovery of these deferred tax assets is not more likely than not, we establish a valuation allowance. To the extent that we increase a valuation allowance in a period, we include an expense in the consolidated statement of operations in the period in which such determination is made.

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income over the three years ended December 31, 2020. In addition, we considered that loss and credit carryforwards have not expired unused and the majority of our loss and credit carryforwards will not expire prior to 2031.

As of December 31, 2020, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing US deferred tax assets.

Deferred tax liabilities, net of deferred tax assets, as of December 31, 2020 were $0.7 million, net of our valuation allowance of $89.9 million.

We account for uncertainty in income taxes by recognizing a tax position only when it is more likely than not that the tax position, based on its technical merits, will be sustained upon ultimate settlement with the applicable tax authority. The tax benefit to be recognized is the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the applicable tax authority that has full knowledge of all relevant information.

Our gross unrecognized benefits are $0.7 million as of December 31, 2020. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

We are a holding company and our assets consist of our direct ownership in Evolent Health LLC, for which we are the managing member. Prior to the Class B unit exchanges on December 26, 2019, Evolent Health LLC was classified as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, was not subject to U.S. federal, state and local income taxes. Taxable income or loss generated by Evolent Health LLC was allocated to holders of its units, including us, on a pro rata basis. Accordingly, we were subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Evolent Health LLC. As a result of the 2019 Class B units exchanges, we became the sole owner of Evolent Health LLC and its entity classification changed from a partnership to an entity disregarded as separate from its owner for U.S. federal, state and local income tax purposes. Following the Class B units exchanges, any taxable income or loss generated by Evolent Health LLC is reportable and taxable on the Company’s federal, state and local income tax returns. Evolent Health LLC has direct ownership in corporate subsidiaries, which were subject to U.S. and foreign taxes with respect to their own operations during 2019.

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

Key Components of our Results of Operations

Revenue

Our services segment derives revenue from three sources: (i) transformation services, (ii) platform and operations services and (iii) premiums earned.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements. Subsequent to the consolidation of EVH Passport on September 1, 2020, our cost of revenue includes the consolidated impact of the runout of EVH Passport’s operations, consisting principally of updates to EVH Passport’s claims reserve based on actual claims payments.

Claims Expenses

Our claims expenses consist of the direct medical expenses incurred by our health plan, including expenses incurred related to the reinsurance agreement. Claims expenses are recognized in the period in which services are provided and include amounts that have been paid by us through the reporting date, as well as estimated medical claims and benefits payable for costs that have been incurred but not paid by us as of the reporting date. Claims expenses include, among other items, fee-for-service claims, pharmacy benefits, various other related medical costs and expenses related to our reinsurance agreement. We use judgment to determine the appropriate assumptions for determining the required estimates.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Year Ended December 31,		Change Over Prior Period		For the Year Ended December 31,		Change Over Prior Period
	2020	2019	$	%	2019	2018	$	%
Revenue
Services:
Transformation services	$11,990	$15,203	$(3,213)	(21.1)%	$15,203	$32,916	$(17,713)	(53.8)%
Platform and operations services	893,066	659,438	233,628	35.4%	659,438	500,190	159,248	31.8%
Total Services	905,056	674,641	230,415	34.2%	674,641	533,106	141,535	26.5%
True Health:
Premiums	117,377	171,742	(54,365)	(31.7)%	171,742	93,957	77,785	82.8%
Total revenue	1,022,433	846,383	176,050	20.8%	846,383	627,063	219,320	35.0%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	701,373	513,059	188,314	36.7%	513,059	327,825	185,234	56.5%
Claims expenses	87,951	135,774	(47,823)	(35.2)%	135,774	70,889	64,885	91.5%
Selling, general and administrative expenses	222,600	257,046	(34,446)	(13.4)%	257,046	235,418	21,628	9.2%
Depreciation and amortization expenses	61,475	60,913	562	0.9%	60,913	44,515	16,398	36.8%
Loss (gain) on disposal of assets and consolidation	698	(9,600)	10,298	107.3%	(9,600)	—	(9,600)	(100.0)%
Goodwill impairment	215,100	199,800	15,300	7.7%	199,800	—	199,800	100.0%
Change in fair value of contingent consideration and indemnification asset	3,860	(3,997)	7,857	196.6%	(3,997)	(4,104)	107	2.6%
Total operating expenses	1,293,057	1,152,995	140,062	12.1%	1,152,995	674,543	478,452	70.9%
Operating loss	$(270,624)	$(306,612)	$35,988	11.7%	$(306,612)	$(47,480)	$(259,132)	(545.8)%

Transformation services revenue as a % of total revenue	1.2%	1.8%			1.8%	5.2%
Platform and operations services revenue as a % of total revenue	87.3%	77.9%			77.9%	79.8%
Premiums as a % of total revenue	11.5%	20.3%			20.3%	15.0%
Cost of revenue as a % of services revenue	77.5%	76.0%			76.0%	61.5%
Claims expenses as a % of premiums	74.9%	79.1%			79.1%	75.4%
Selling, general and administrative expenses as a % of total revenue	21.8%	30.4%			30.4%	37.5%

Comparison of the Results for the Year Ended December 31, 2020 to 2019

Revenue

Total revenue increased by $176.1 million, or 20.8%, to $1.0 billion for the year ended December 31, 2020, as compared to 2019.

Transformation services revenue decreased by $3.2 million, or 21.1%, to $12.0 million for year ended December 31, 2020, as compared to 2019, due primarily to the timing of implementation activities. Transformation services revenue accounted for 1.2% and 1.8% of our total revenue for the years ended December 31, 2020 and 2019, respectively.

Platform and operations services revenue increased by $233.6 million, or 35.4%, to $893.1 million for the year ended December 31, 2020, as compared to 2019 primarily as a result of membership growth with existing partners, cross-sell of new services to existing partners and new partner additions. We expect our platform and operations growth rate in 2021 to be negatively impacted by the wind-down of EVH Passport’s operations. Platform and operations services revenue accounted for 87.3% and 77.9% of our total revenue for years ended December 31, 2020 and 2019, respectively.

We had 3.6 million lives on full platform and approximately 6.2 million lives on our New Century Technology & Services Suite as of December 31, 2020. Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Members covered for more than one category are counted in each category. Management uses lives on platform as a supplemental performance measure because we believe that it provides insight into the unit economics of our services. We believe that this measure is also useful to investors because it allows further insight into the period over period operational performance. We had 37 and 39 operating partners as of December 31, 2020 and 2019, respectively.

Premiums decreased by $54.4 million, or 31.7%, to $117.4 million, for year ended December 31, 2020, as compared to 2019. The decrease is primarily attributable to the termination of the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and True Health revenues decreased as a result. Premiums accounted for 11.5% and 20.3% of our total revenue for years ended December 31, 2020 and 2019, respectively. Refer to “Part II - Item 8. Financial Statements - Note 10” in this Form 10-K for further discussion of the reinsurance agreement.

On January 11, 2021, Evolent Health LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, agreed to sell True Health to Bright Health Management, Inc. Though we cannot predict the certainty or timing of closing, we expect the transaction to close in the first half of 2021, subject to satisfaction of customary closing conditions, including regulatory approvals. Following the closing of this transaction, we will not report any premiums revenues.

Cost of Revenue

Cost of revenue increased by $188.3 million, or 36.7%, to $701.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Cost of revenue increased by approximately $182.8 million period over period as a result of growth of our revenue generating services and additional payments related to performance-based arrangements, an increase of $5.8 million in professional fees due to the nature and timing of our projects, offset, in part by a decrease of $4.4 million in our technology services, TPA fees, personnel costs and other costs period over period. Cost of revenue for the year ended December 31, 2020 includes approximately $(11.9) million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $1.8 million and $2.7 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively. Cost of revenue represented 77.5% and 76.0% of total services revenue for the years ended December 31, 2020 and 2019, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings towards lower gross margin services, principally New Century Health, during 2020; however, we expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Claims Expenses

Claims expenses attributable to our True Health segment were $88.0 million for the year ended December 31, 2020, as compared to $135.8 million in 2019. The decrease is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018 that terminated in the fourth quarter of 2019 and savings from cancellation of non-essential services such as elective and non-emergency medical services as a result of COVID-19. Claims expenses represented 74.9% and 79.1% of premiums for the year ended December 31, 2020, as compared to 2019, respectively. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the reinsurance agreement. Refer to “Part II - Item 8. Financial Statements - Note 10” in this Form 10-K for further discussion of the reinsurance agreement.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $34.4 million, or 13.4%, to $222.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. During the year ended December 31, 2020, personnel costs decreased by $31.8 million period over period due to a reduction in employee headcount. Approximately $12.8 million and $12.9 million of total personnel costs were attributable to stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively. Ceded expenses under the reinsurance agreement were $14.0 million for the year ended December 31, 2019. Technology costs increased by $5.5 million period over period as a result of the growing customer base and service offerings. Legal and professional fees increased by $6.1 million and other costs decreased by $17.4 million for the year ended December 31, 2020, as compared to 2019, respectively, due to the nature and timing of our projects. Transaction, transition and severance costs accounted for approximately $9.0 million and $17.4 million of total selling, general and administrative expenses for the years ended December 31, 2020 and 2019, respectively. Selling, general and administrative expenses represented 21.8% and 30.4% of total revenue for the year ended December 31, 2020, as compared to 2019, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to continue to decrease as a percentage of our total revenue over the long term due to cost saving initiatives introduced in the year ended December 31, 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.6 million, or 0.9%, to $61.5 million for the year ended December 31, 2020, as compared to 2019. The increase was due primarily to additional depreciation and amortization expenses related to assets acquired through business combinations and asset acquisitions during 2019 and the increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations (including possible future transactions).

Goodwill Impairment

During the year ended December 31, 2020, we recorded a non-cash impairment charge of $215.1 million on our consolidated statements of operations as we determined that the implied fair value of goodwill of one of the three reporting units in the Services segment was less than the carrying amount. During the year ended December 31, 2019, we recorded a non-cash impairment charge of $199.8 million in the same reporting unit. Both of these charges related to the value of our investment in EVH Passport. See “Part II - Item 8. Financial Statements - Note 8” for further details of the impairment charge to goodwill.

Gain (Loss) on Disposal of Assets and Consolidation

During 2019, the Company, through a non-wholly owned consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the year ended December 31, 2020, the Company sold its interest in the subsidiary and recorded a $6.4 million loss in gain (loss) on disposal of assets and consolidation on the consolidated statements of operations. The Company did not have any continuing involvement with the entity after the consummation of this transaction.

On September 1, 2020, EVH Passport and Molina consummated the Molina Closing, and the Passport Medicaid Contract was novated to Molina. As a result, the Company concluded that a reconsideration event occurred whereby EVH Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport as of September 1, 2020 and recorded a $5.7 million bargain purchase gain in gain (loss) on disposal of assets and consolidation in its consolidated financial statements.

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

In August 2020, we also repurchased $14.0 million of the 2021 Notes with $13.9 million of cash and recorded an immaterial gain on extinguishment of debt.

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a (gain) loss on change in fair value of contingent consideration and indemnification asset of $3.9 million and $(4.0) million for the years December 31, 2020 as compared to 2019, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering in the warrant agreements compared to the liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part II - Item 8. Financial Statements - Note 18” in this Form 10-K for the information related to the fair value of our warrant agreements.

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

Premiums increased by $77.8 million, or 82.8%, to $171.7 million, for the year ended December 31, 2019, as compared to the same period in 2018. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Under this reinsurance agreement, NMHC ceded 90% of its gross premiums to the Company and the Company indemnified NMHC for 90% of its claims liability. The agreement qualified for reinsurance accounting due to the deemed risk transfer, and therefore we recorded the gross premiums assumed on our consolidated statements of operations and comprehensive income (loss). Refer to “Part II - Item 8. Financial Statements - Note 10” in this Form 10-K for further discussion of the reinsurance agreement. Premiums accounted for $171.7 million and $94.0 million, or 20.3% and 15.0% of our total revenue for the year ended December 31, 2019 and 2018, respectively. Effective in the fourth quarter of 2019, the Company terminated the reinsurance agreement with NMHC and we expect future True Health revenues to be diminished as a result.

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

Claims Expenses

Claims expenses attributable to our True Health segment, including $72.6 million of expenses assumed from the Reinsurance Agreement, were $135.8 million for the year ended December 31, 2019, as compared to $70.9 million for the prior year. Claims expenses consist of claims paid during the period and the change in reserve for incurred but unreported claims. The increase is primarily attributable to the quota-share reinsurance agreement with NMHC signed in the fourth quarter of 2018. Claims expenses represented 79.1% of premiums for the year ended December 31, 2019. We expect future claims expenses to decrease as a percentage of premiums revenue due to the termination of the new reinsurance agreement. Refer to “Part II - Item 8. Financial Statements - Note 10” in this Form 10-K for further discussion of the reinsurance agreement.

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

Goodwill impairment

During the fourth quarter of 2019, we recorded a non-cash impairment charge of $199.8 million on our consolidated statements of operations as we determined that the implied fair value of goodwill was less than the carrying amount. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” for further details of the impairment charge to goodwill.

Change in fair value of contingent consideration and indemnification asset

We recorded a gain on change in fair value of contingent consideration and indemnification asset of $4.0 million and $4.1 million for the years ended December 31, 2019 and 2018, respectively. This variance is the result of changes in the fair values of mark-to-market contingent liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in this Form 10-K for further details regarding the fair value of our mark-to-market contingent liabilities.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds, interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the implementation loan and amounts contributed to UHC in the form of an advance for regulatory capital requirements under an agreement with UHC. We recorded interest income of $3.2 million, $4.0 million and $3.4 million for years ended December 31, 2020, 2019 and 2018, respectively. Interest income decreased during 2020 as a result of lower interest income generated from the capital-only reinsurance agreement with NMHC which was terminated in the fourth quarter of 2019. Interest income increased during 2019 as a result of additional interest income generated from interest payments received on the Implementation Loan and the capital-only reinsurance agreement with NMHC.

Interest Expense

Our interest expense is primarily attributable to our 2021 Notes, 2024 Notes, 2025 Notes and Credit Agreement with Ares Capital Corporation.

The Company issued its 2021 Notes in December 2016. Holders of the 2021 Notes are entitled to cash interest payments at a rate equal to 2.00% per annum. In addition, we incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2021 Notes.

The Company issued its 2024 Notes in August 2020. As part of the issuance of the 2024 Notes, the Company consummated an exchange offer pursuant to which it issued $84.2 million aggregate principal amount of the 2024 Notes in exchange for $84.2 million aggregate principal of its 2021 Notes. Holders of the 2024 Notes are entitled to cash interest payments at a rate equal to 3.50% per annum. In addition, the 2024 Notes contain a cash conversion option, which resulted in a debt discount of $38.1 million, allocated to equity. The amount allocated to equity, along with $3.0 million of debt issuance costs in connection with the 2024 Notes, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2024 Notes.

The Company issued its 2025 Notes in October 2018. Holders of the 2025 Notes are entitled to cash interest payments at a rate equal to 1.50% per annum. The 2025 Notes contain a cash conversion option, which resulted in a debt discount of $71.8 million, allocated to equity. The amount allocated to equity, along with $3.4 million of issuance costs, will be amortized to non-cash interest expense using the effective interest method over the contractual term of the 2025 Notes.

The Company entered into the Credit Agreement in December 2019 with Ares Credit Corporation in connection with the Company’s acquisition of certain assets of UHC. Ares Capital Corporation was entitled to cash interest payments. The interest rate for each loan under the Senior Credit Facilities was calculated, at the option of the Borrower, at either the eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum was payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility. As of December 31, 2020, the Company had $75.0 million outstanding under its Credit Agreement. On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation.

We recorded interest expense (including amortization of deferred financing costs) of approximately $28.3 million, $14.5 million and $5.5 million for years ended December 31, 2020, 2019 and 2018, respectively. See “Part II - Item 8. Financial Statements - Note 9” in this Form 10-K for further details.

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

Gain (Loss) from Equity Method Investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company is allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains (losses) from these investments was approximately $10.0 million, $(9.5) million and $(4.7) million for the years ended December 31, 2020, 2019 and 2018, respectively.

Loss on Extinguishment of Debt

In August 2020, as part of the issuance of the 2024 Notes, the Company issued $84.2 million aggregate principal amount of the 2024 Notes in exchange for $84.2 million aggregate principal of its 2021 Notes. There was no cash consideration in these exchanges outside of an aggregate cash payment of $2.5 million paid to exchanging noteholders. These exchanges were accounted for as an extinguishment resulting in a net loss on extinguishment of debt of $4.8 million, including an aggregate cash payment of $2.5 million paid to exchanging noteholders. See “Part II - Item 8. Financial Statements - Note 9” in this Form 10-K for additional discussion of our exchange of 2021 Notes.

Provision (Benefit) for Income Taxes

The Company recorded $(3.6) million, $(21.5) million and less than $0.1 million in income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018, respectively, which resulted in effective tax rates of 1.0%, 6.7% and (0.1)%, respectively. The difference between our effective tax rate and our statutory rate is primarily due to the impacts from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Net Loss Attributable to Non-controlling Interests

For the years ended December 31, 2019 and 2018, our results reflected net losses of $3.6 million and $1.5 million, respectively, attributable to non-controlling interests, which represented 1.2% and 3.2% of the operating losses. See “Part II - Item 8. Financial Statements - Note 17” in this Form 10-K for additional discussion of our non-controlling interests.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $270.6 million and $306.6 million for the twelve months ended December 31, 2020 and 2019, respectively. Net cash and restricted cash from (used in) operating activities was $(16.2) million and $(42.6) million for the twelve months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had $340.5 million of cash and cash equivalents and $21.7 million in restricted cash and restricted investments.

We believe our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months as of the date these financial statements were available to be issued. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data:”

	For the Year Ended December 31,
	2020	2019	2018
Net cash and restricted cash used in operating activities	$(16,225)	$(42,645)	$(20,651)
Net cash and restricted cash from (used in) investing activities	261,072	(181,634)	(160,375)
Net cash and restricted cash from (used in) financing activities	(11,862)	(35,545)	274,024

Operating Activities

Cash flows used in operating activities of $16.2 million in the year ended December 31, 2020 were due primarily to our net loss of $334.2 million, partially offset by non-cash items, including an impairment of goodwill of $215.1 million, an impairment of an equity method investment of $47.1 million, depreciation and amortization expenses of $61.5 million, stock-based compensation expense of $14.6 million and a loss on the disposal of assets and consolidation of $0.7 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts receivables and contract cost assets and decreases in claims reserves contributed approximately $94.5 million to our cash outflows. Those cash outflows were partially offset by an increase in accounts payable, accrued expenses and accrued compensation and employee benefits contributed of approximately $23.5 million.

Cash flows used in operating activities of $42.6 million in the year ended December 31, 2019 were due primarily to our net loss of $305.6 million, partially offset by non-cash items, including goodwill impairment of $199.8 million, depreciation and amortization expenses of $60.9 million, stock-based compensation expense of $15.6 million and a decrease in deferred tax liability of $23.1 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. An increase in contract cost assets combined with accounts payable and accrued liabilities contributed approximately $50.4 million to our cash outflows. Those cash outflows were partially offset by decreases in accounts receivable combined with increases in accrued compensation and employee benefits and claims reserves of approximately $49.1 million.

Cash flows used in operating activities of $20.7 million in the year ended December 31, 2018 were due primarily to our net loss of $54.2 million, partially offset by non-cash items, including depreciation and amortization expenses of $44.5 million and stock-based compensation expense of $17.6 million. Our operating cash outflows were affected by the timing of our customer and vendor payments. A decrease in accrued compensation and employee benefits, combined with increases in accounts receivable, prepaid expenses and contract cost assets, contributed approximately $65.0 million to our cash outflows. Those cash outflows were partially offset by increases in accounts payable, accrued liabilities, claims reserves and other long-term liabilities of approximately $32.0 million.

Investing Activities

Cash flows from investing activities of $261.1 million in the year ended December 31, 2020 were primarily attributable to cash flows from the impact of the initial consolidation of EVH Passport of $159.8 million, maturities and sales of investments primarily held by EVH Passport of $143.4 million, offset, in part by investments in internal-use software and purchases of property and equipment of $29.5 million, disposal of non-strategic assets of $2.3 million and purchases of investments of $11.2 million.

Cash flows used in investing activities of $181.6 million in the year ended December 31, 2019 were primarily attributable to purchases of property and equipment of $35.5 million, cash paid for asset acquisitions, business combinations and equity method investments of $96.1 million, amounts advanced to satisfy regulatory capital requirements of $46.4 million and purchases of investments of $11.1 million, partially offset by a customer’s repayment of advance to satisfy regulatory capital requirements of $5.4 million.

Cash flows used in investing activities of $160.4 million in the year ended December 31, 2018 primarily relate to cash paid for asset acquisitions or business combinations of $130.2 million, investments in internal-use software and purchases of property and equipment of $39.6 million, purchases of investments of $10.0 million and investments in equity method investees of $9.4 million. These amounts were partially offset by the $20.0 million principal repayment of the implementation funding loan and net maturities of restricted investments of $7.9 million.

Financing Activities

Cash flows used in financing activities of $11.9 million in the year ended December 31, 2020 were primarily related to a $20.0 million redemption of the Sponsors equity in EVH Passport in accordance with the terms of EVH Passport’s Stockholders’ Agreement as part of the EVH Passport wind-down and repurchase of our 2021 Notes of $16.6 million, $1.9 million of taxes withheld and paid for vests of restricted stock units and a $6.0 million decrease in working capital balances held on behalf of our partners for claims processing services offset, in part by $30.1 million from proceeds of convertible debt. The change in working capital balances held on behalf of partners for claims processing are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

Cash flows used in financing activities of $35.5 million in the year ended December 31, 2019 were primarily related to a $104.3 million increase in working capital balances held on behalf of our partners for claims processing as well as $2.6 million of taxes withheld and paid for vests of restricted stock units, offset, in part by net proceeds of $62.6 million from borrowings under the credit agreement.

Cash flows provided by financing activities of $274.0 million in the year ended December 31, 2018 were primarily related to net proceeds of $167.2 million from the issuance of convertible notes. In addition, there was a $96.2 million increase in working capital balances held on behalf of our partners for claims processing. Stock option exercises during the year resulted in additional proceeds of $11.9 million, which were partially offset by $1.2 million of taxes withheld and paid for vests of restricted stock units.

Contractual Obligations

Our estimated contractual obligations (in thousands) as of December 31, 2020, were as follows:

	2021	2022-2023	2024-2025	2026+	Total
Operating leases for facilities	$12,244	$19,260	$16,998	$47,760	$96,262
Purchase obligations related to vendor contracts	9,444	4,235	—	—	13,679
Debt interest and termination payments	17,071	13,369	9,279	—	39,719
Debt principal repayment (1)	101,737	—	289,551	—	391,288
Warrant settlement (2)	13,730	—	—	—	13,730
Total contractual obligations	$154,226	$36,864	$315,828	$47,760	$554,678

1.Debt principal repayments in 2021 includes voluntary prepayment of the Credit Agreement principal of $75.0 million and the remaining $26.7 million of 2021 Notes. Refer to “Part II - Item 8. Financial Statements - Note 26” for additional discussion relating to the repayment of the Credit Agreement and 2021 Notes.
2.Warrant settlement in 2021 includes voluntary settlement of the Ares warrant agreements. Refer to “Part II - Item 8. Financial Statements - Note 26” for additional discussion relating to the settlement of the warrant agreements.

During the year ended December 31, 2020, the only material change outside the ordinary course of business in the contractual obligations set forth above was the addition of the principal and interest payments related to the 2024 Notes and the exchange and repurchase of 2021 Notes. Refer to the discussion in “Part II - Item 8. Financial Statements - Note 9” for additional information on our long-term debt.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $21.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $12.1 million, collateral for letters of credit required as security deposits for facility leases of $3.5 million, amounts held with financial institutions for risk-sharing arrangements of $4.7 million and other restricted balances of $1.3 million as of December 31, 2020. See “Part II - Item 8. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through December 31, 2020, the Company had not entered into any off-balance sheet arrangements, other than the operating leases and notes receivable noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part II - Item 8. Financial Statements - Note 16” within this Form 10-K.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties. Information regarding transactions and amounts with related parties is discussed in “Part II - Item 8. Financial Statements - Note 19” within this Form 10-K.

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

Interest Rate Risk

As of December 31, 2020, the Company had cash and cash equivalents and restricted cash and restricted investments of $362.2 million, which consisted of bank deposits with FDIC participating banks of $355.2 million, bank deposits in international banks of $0.5 million, cash equivalents deposited in a money-market fund of $5.9 million, and $0.6 million of restricted investments that are classified as held-to-maturity investments. In addition, we have unrestricted investments of $14.8 million, which are classified as held-to-maturity investments.

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

As of December 31, 2020, we had $316.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. As of December 31, 2020, we also had $75.0 million of aggregate principal amount in a secured term loan, which was a floating rate instrument and subject to fluctuations in interest rates. The secured term loan was repaid in full on January 8, 2021. Refer to the discussion in “Part II - Item 8. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation loss of $44 thousand for the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Evolent Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill — Reporting Unit Within the Services Segment — Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each of its reporting units to the respective carrying value for each of those reporting units at least annually. In addition to the annual impairment evaluation, the Company evaluates goodwill for impairment if an event occurs or circumstances change during the period that indicates that the fair value of a reporting unit may be below its carrying value. The Company performed an interim goodwill impairment assessment as of March 31, 2020 due to the decline in the Company’s stock price during the first quarter of 2020 and lack of excess of fair value over the carrying value given the impairment charge taken in the fourth quarter of 2019. The Company concluded that the fair value of its reporting unit was more than its carrying value as of March 31, 2020. In addition, the Company performed an interim goodwill impairment assessment as of May 31, 2020 and concluded that the fair value of one of its reporting units in the Services segment was less than its carrying value by $215.1 million as of May 31, 2020. The decrease in fair value was due to EVH Passport not obtaining a renewal of the Passport Medicaid Contract. The non-renewal of the Passport Medicaid Contract caused a reduction in the Company’s cash flow projections and, therefore, an impairment was recognized during the second quarter of 2020. The Company also performed a goodwill impairment assessment on its annual measurement date and determined that no further impairment of goodwill was required. The Company used a discounted cash flow valuation approach (“income approach”) to estimate the fair values as of March 31, 2020, May 31, 2020 and October 31, 2020, which required management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and expenses. Changes in these assumptions have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $354.7 million as of December 31, 2020, of which $349.0 million was allocated to the Services segment.

Given the significant judgments made by management of the Company to estimate the fair values of one of its reporting units in the Services segment and the sensitivity of assumptions used to estimate the fair values, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rates, operating margins, the discount rates, and the implied control premium required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assumptions for the interim and annual assessment periods related to revenue growth rates, operating margins, selection of the discount rate, and the implied control premium for one of the Company’s reporting units in the Services segment included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluations, including controls over management’s assumptions related to revenue growth rates, operating margins, selection of the discount rate, and the implied control premium.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
–Historical revenues and operating margins.
–Internal communications to management and the Board of Directors.
–Forecasted information included in the Company’s press releases, analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts each quarter and from the October 31, 2020 annual measurement date to December 31, 2020.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (i) valuation methodology, (ii) discount rate, and (iii) implied control premium by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management and the implied control premium.
–Evaluating the Company’s reconciliation between fair value of the reporting units and the Company’s market capitalization by considering factors such as implied control premiums in the health service industry and other industries, and market trends.

Reserve for Claims — Refer to Note 22 to the financial statements

Critical Audit Matter Description

The Company records reserves for the ultimate cost of claims that have been incurred but not reported (IBNR), including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. The liability is primarily calculated using completion factors developed by comparing the claim incurred date to the date claims were paid. Key assumptions include current payment experience, trend factors, and completion factors. Completion factors are impacted by several key items including changes in 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership, and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

For more recent months, and for newer lines of business where there is insufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trend and expected loss ratio analysis that reflect expected claim payment patterns and other relevant operational considerations or authorization analysis. For each reporting period, the Company compares key assumptions used to establish the reserves for claims to actual experience. When actual experience differs from these assumptions, reserves for claims are adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends. The reserve for claims as of December 31, 2020 was $188.7 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for claims included the following, among others:
•We tested the effectiveness of controls related to the reserve for claims, including management’s controls over the development and reporting of the IBNR reserve.
•We tested the underlying data that served as the basis for the actuarial analysis, including claims lag triangles and membership data, to test that the inputs to the actuarial estimate were complete and accurate.
•With the assistance of our actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the IBNR reserve by:
–Developing an independent estimate of the IBNR reserve and comparing our estimate to management’s estimates.
–Comparing management’s September 30, 2020 assumptions of expected development and ultimate cost of claims to actuals incurred during the fourth quarter of 2020 to identify potential bias in the determination of the reserve for claims.

Investments In and Advances to Equity Method Investees — Passport — Refer to Notes 4 and 16 to the financial statements

Critical Audit Matter Description

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. The Company evaluates its interests in these entities to determine whether they meet the definition of a variable interest entity (VIE) or a voting interest entity (VOE) and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both 1) the power to direct the activities that most significantly impact the economic performance of the VIE and 2) a variable interest that could potentially be significant to the VIE. To determine whether a variable interest that the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company uses the equity method to account for investments in companies if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investee. The Company will reconsider whether an entity is a VIE upon the occurrence of certain types of events.

On December 30, 2019, the Company completed the acquisition of an approximately 70 percent ownership interest in EVH Passport which was determined to be a VIE and accounted for under the equity method. On September 1, 2020, the Company agreed to the sale of certain assets of EVH Passport and the novation of the Passport Medicaid Contract. As a result of the transaction, the Company concluded that a VIE reconsideration event occurred whereby EVH Passport was determined to be a VOE and that the Company had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport’s net assets of as of September 1, 2020 in its consolidated financial statements.

We identified the Company’s investment in EVH Passport as a critical audit matter given the complexity in the accounting literature related to consolidation; particularly, the judgment required to determine 1) whether a VIE reconsideration event had occurred, 2) whether EVH Passport was a VOE as of September 1, 2020 and 3) whether the Company had control over EVH Passport based on the reconsideration event. Specifically, a high level of judgment and an increased level of effort was required, including the need to involve professionals in our firm with consolidation accounting expertise.

How the Critical Audit Matter Was Addressed in the Audit

•We tested the effectiveness of controls related to the VIE reconsideration event of EVH Passport.
•With the assistance of professionals in our firm with expertise in consolidation accounting, we evaluated the appropriateness of the Company’s reconsideration of the EVH Passport investment as a VOE rather than a VIE and whether the Company had a controlling financial interest. In addition, we evaluated the consolidation model that was used.
•We evaluated the Company’s analysis by performing procedures including, but not limited to:
–Obtaining and reading the asset purchase agreement between the Company, EVH Passport, and Molina.
–Engaging in conversations with management about the activities related to Passport during the wind down phase of EVH Passport based on EVH Passport not being awarded the Passport Medicaid Contract.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 25, 2021

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Evolent Health, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity (deficit) and of cash flows of Evolent Health, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$340,490	$101,008
Restricted cash and restricted investments	14,437	20,080
Accounts receivable, net (1)	125,986	75,667
Prepaid expenses and other current assets (1)	61,034	28,488
Investments, at amortized cost	3,858	1,807
Contract assets	329	1,751
Total current assets	546,134	228,801
Restricted cash and restricted investments	7,270	8,260
Investments, at amortized cost	10,919	16,751
Investments in and advances to equity method investees	6,498	122,618
Property and equipment, net	86,240	85,155
Right-of-use assets - operating	57,799	72,173
Customer advance for regulatory capital requirements, net of allowances (1)	—	40,000
Prepaid expenses and other noncurrent assets, net of allowances (1)	5,832	6,253
Contract assets	—	999
Contract cost assets	26,687	36,482
Intangible assets, net	268,072	308,459
Goodwill	354,734	572,064
Total assets	$1,370,185	$1,498,015
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (1)	$32,068	$37,488
Accrued liabilities (1)	84,507	33,343
Short-term debt, net of discount	26,557	—
Operating lease liability - current	7,357	6,269
Accrued compensation and employee benefits	48,278	34,691
Deferred revenue	14,327	19,828
Reserve for claims and performance-based arrangements (1)	188,685	61,150
Total current liabilities	401,779	192,769
Long-term debt, net of discount	263,343	293,667
Other long-term liabilities	22,209	11,732
Operating lease liabilities - noncurrent	62,526	68,858
Deferred tax liabilities, net	728	1,942
Total liabilities	750,585	568,968
Commitments and Contingencies (See Note 10)
Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 85,894,450 and 84,588,629 shares issued, respectively	859	846
Additional paid-in-capital	1,229,320	1,173,708
Accumulated other comprehensive income (loss)	(278)	(234)
Retained earnings (accumulated deficit)	(589,178)	(251,962)
Treasury stock, at cost; 1,537,582 and 0 shares issued, respectively	(21,123)	—
Total shareholders' equity attributable to Evolent Health, Inc.	619,600	922,358
Non-controlling interests	—	6,689
Total shareholders' equity (deficit)	619,600	929,047
Total liabilities and shareholders' equity (deficit)	$1,370,185	$1,498,015
(1) See Note 19 for amounts attributable to unconsolidated related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenue
Transformation services (1)	$11,990	$15,203	$32,916
Platform and operations services (1)	893,066	659,438	500,190
Premiums	117,377	171,742	93,957
Total revenue	1,022,433	846,383	627,063

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	701,373	513,059	327,825
Claims expenses	87,951	135,774	70,889
Selling, general and administrative expenses (1)	222,600	257,046	235,418
Depreciation and amortization expenses	61,475	60,913	44,515
(Gain) loss on disposal of assets and consolidation	698	(9,600)	—
Goodwill impairment	215,100	199,800	—
Change in fair value of contingent consideration and indemnification asset	3,860	(3,997)	(4,104)
Total operating expenses	1,293,057	1,152,995	674,543
Operating loss	(270,624)	(306,612)	(47,480)
Interest income	3,164	3,987	3,440
Interest expense	(28,337)	(14,534)	(5,484)
Impairment of equity method investments	(47,133)	—	—
Gain (loss) from equity method investees	10,039	(9,465)	(4,736)
Loss on extinguishment of debt, net	(4,789)	—	—
Other income (expense), net	(119)	(492)	109
Loss before income taxes and non-controlling interests	(337,799)	(327,116)	(54,151)
Provision (benefit) for income taxes	(3,553)	(21,536)	40
Net loss	(334,246)	(305,580)	(54,191)
Net loss attributable to non-controlling interests	—	(3,609)	(1,533)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(334,246)	$(301,971)	$(52,658)

Loss per common share
Basic and diluted	$(3.94)	$(3.67)	$(0.68)

Weighted-average common shares outstanding
Basic and diluted	84,928	82,364	77,338

Comprehensive loss
Net loss	$(334,246)	$(305,580)	$(54,191)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(44)	(52)	(182)
Total comprehensive loss	(334,290)	(305,632)	(54,373)
Total comprehensive loss attributable to non-controlling interests	—	(3,609)	(1,533)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(334,290)	$(302,023)	$(52,840)
(1) See Note 19 for amounts attributable to unconsolidated related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	74,723	$747	2,654	$27	$924,153	$—	$85,952	$—	$1,010,879	$35,427	1,046,306
Cumulative-effect adjustment from adoption of ASC 606	—	—	—	—	—	—	16,715	—	16,715	594	17,309
Stock-based compensation expense	—	—	—	—	17,221	—	—	—	17,221	—	17,221
Exercise of stock options	1,720	16	—	—	11,913	—	—	—	11,929	—	11,929
Restricted stock units vested, net of shares withheld for taxes	212	2	—	—	(1,238)	—	—	—	(1,236)	—	(1,236)
Issuance of Class B common stock for business combination	—	—	3,120	31	40,355	—	—	—	40,386	42,787	83,173
Equity component of 2025 Notes, net of issuance costs	—	—	—	—	69,378	—	—	—	69,378	—	69,378
Exchange of Class B common stock	2,584	27	(2,584)	(27)	34,682	—	—	—	34,682	(34,682)	—
Tax impact of Class B common stock exchange	—	—	—	—	652	—	—	—	652	—	652
Shares released from Valence Health escrow	(67)	—	—	—	(1,003)	—	—	—	(1,003)	—	(1,003)
Foreign currency translation adjustment	—	—	—	—	—	(182)	—	—	(182)	—	(182)
Net loss	—	—	—	—	—	—	(52,658)	—	(52,658)	(1,533)	(54,191)
Reclassification of non-controlling interests	—	—	—	—	(2,939)	—	—	—	(2,939)	2,939	—
Balance as of December 31, 2018	79,172	792	3,190	31	1,093,174	(182)	50,009	—	1,143,824	45,532	1,189,356
Stock-based compensation expense	—	—	—	—	16,006	—	—	—	16,006	—	16,006
Exercise of stock options	138	1	—	—	1,091	—	—	—	1,092	—	1,092
Restricted stock units vested, net of shares withheld for taxes	363	4	—	—	(2,613)	—	—	—	(2,609)	—	(2,609)
Share retirement	(5)	—	(44)	—	—	—	—	—	—	—	—
Class A common stock issued for Passport earn-out	43	—	—	—	800	—	—	—	800	—	800
Amount attributable to NCI from business combination	—	—	—	—	—	—	—	—	—	6,500	6,500
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556	—	23,556
Exchange of Class B common stock	3,146	31	(3,146)	(31)	42,377			—	42,377	(42,377)	—
Tax impact of Class B exchange	—	—	—	—	(22)	—	—	—	(22)	—	(22)
Foreign currency translation adjustment	—	$—	—	$—	$—	$(52)	$—	$—	$(52)	$—	$(52)
Net loss	—	—	—	—	—	—	(301,971)	—	(301,971)	(3,609)	(305,580)
Reclassification of non-controlling interests	—	—	—	—	(643)	—	—	—	(643)	643	—

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	84,589	846	—	—	1,173,708	(234)	(251,962)	—	922,358	6,689	929,047
Cumulative-effect adjustment from adoption of ASU 2016-03	—	—	—	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	—	—	14,606	—	—	—	14,606	—	14,606
Exercise of stock options	416	4	—	—	2,573	—	—	—	2,577	—	2,577
Restricted stock units vested, net of shares withheld for taxes	462	5	—	—	(1,856)	—	—	—	(1,851)	—	(1,851)
Consolidation of equity method investment	—	—	—	—	—	—	—	(21,123)	(21,123)	—	(21,123)
Share retirement	(188)	(2)	—	—	(683)	—	—	—	(685)	—	(685)
Class A common stock issued for payment of earn-outs	616	6	—	—	4,179	—	—	—	4,185	—	4,185
Equity component of 2024 notes, net of issuance costs	—	—	—	—	36,793	—	—	—	36,793	—	36,793
Disposal of assets	—	—	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Net income (loss)	—	—	—	—	—	—	(334,246)	—	(334,246)	—	(334,246)
Balance as of December 31, 2020	85,895	$859	—	$—	$1,229,320	$(278)	$(589,178)	$(21,123)	$619,600	$—	$619,600

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows Used In Operating Activities
Net loss	$(334,246)	$(305,580)	$(54,191)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	3,860	(3,997)	(4,104)
Loss (gain) on disposal of assets and consolidation	698	(9,600)	—
(Gain) loss from equity method investees	(10,039)	9,465	4,736
Depreciation and amortization expenses	61,475	60,913	44,515
Goodwill impairment	215,100	199,800	—
Impairment of equity method investments	47,133	—	—
Stock-based compensation expense	14,606	15,618	17,609
Deferred tax (benefit) provision	(1,132)	(23,124)	44
Amortization of contract cost assets	21,195	5,723	2,703
Amortization of deferred financing costs	14,780	9,370	2,455
Loss on extinguishment of debt	4,789	—	—
Interest from customer advance for regulatory capital requirements	(1,869)	(1,300)	—
Other current operating cash inflows (outflows), net	2,744	(264)	448
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(47,017)	6,326	(24,503)
Prepaid expenses and other current and noncurrent assets	7,340	791	(14,746)
Contract cost assets	(11,400)	(23,057)	(11,179)
Accounts payable	3,547	(5,480)	7,598
Accrued liabilities	8,801	(21,852)	12,180
Accrued compensation and employee benefits	11,143	9,246	(14,571)
Deferred revenue	(8,943)	(756)	(1,819)
Reserve for claims and performance-based arrangements	(36,108)	33,555	8,964
Right-of-use operating assets	11,934	(20,811)	—
Operating lease liabilities	(2,782)	27,724	—
Other long-term liabilities	8,166	(5,355)	3,210
Net cash and restricted cash used in operating activities	(16,225)	(42,645)	(20,651)
Cash Flows From (Used In) Investing Activities
Cash paid for asset acquisitions or business combinations	(300)	(8,575)	(130,241)
Customer advance for regulatory capital requirements	—	(46,400)	—
Principal repayment of implementation funding loan and regulatory and capital requirements	1,000	5,400	20,000
Disposal of non-strategic assets	(2,287)	—	—
Amount received from escrow in asset acquisition	—	—	500
Investments in and advances to equity method investees	—	(87,480)	(9,360)
Impact to cash and cash equivalents and restricted cash from initial consolidation of Passport	159,755	—	—
Purchases of investments	(11,170)	(11,125)	(10,010)
Maturities and sales of investments	143,441	2,575	349
Investments in internal-use software and purchases of property and equipment	(29,473)	(35,534)	(39,550)
Purchase and maturities of restricted investments	106	(495)	7,937
Net cash and restricted cash from (used in) investing activities	261,072	(181,634)	(160,375)
Cash Flows From (Used In) Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(6,044)	(104,268)	96,153
See accompanying Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2020	2019	2018
Amount received from escrow in asset acquisition	—	500	—
Proceeds from issuance of long-term debt, net of offering costs	30,062	62,648	167,178
Distributions to Sponsors	(20,000)	—	—
Repurchase of 2021 Notes and lender fees	(16,606)	—	—
Issuance of warrant liability	—	7,092	—
Proceeds from stock option exercises	2,577	1,092	11,929
Taxes withheld and paid for vesting of restricted stock units	(1,851)	(2,609)	(1,236)
Net cash and restricted cash from (used in) financing activities	(11,862)	(35,545)	274,024
Effect of exchange rate on cash and cash equivalents and restricted cash	65	30	(36)
Net increase (decrease) in cash and cash equivalents and restricted cash	233,050	(259,794)	92,962
Cash and cash equivalents and restricted cash as of beginning-of-period	128,531	388,325	295,363
Cash and cash equivalents and restricted cash as of end-of-period	$361,581	$128,531	$388,325
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and through its subsidiaries supports leading health systems and physician organizations as well as health plans to move their business models from traditional fee for service reimbursement to value-based care, which we consider to be an integrated clinical and financial responsibility for populations. The Company operates through two segments.

The Company’s Services segment (“Services”) includes clinical and administrative solutions designed to help our partners manage and administer patient health in a more cost-effective manner. We have two clinical solutions: (i) total cost of care management and (ii) specialty care management services, and one administrative solution: comprehensive health plan administrative services. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one type of solution, or multiple types of solutions, depending on specific needs. True Health is our second segment. True Health is a physician led health plan offering individual, small group, large group, ASO and Federal Employee Health Benefit health insurance products to New Mexico consumers.

Since its inception, the Company has incurred losses from operations. As of December 31, 2020, the Company had unrestricted cash and cash equivalents of $340.5 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

The Company’s headquarters is located in Arlington, Virginia.

Evolent Health LLC Governance

Our operations are conducted through Evolent Health LLC and subsequent to the offering reorganization at the time of our initial public offering (the “Offering Reorganization”), the financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose only business is to act as sole managing member of Evolent Health LLC. As such, it controls Evolent Health LLC’s business and affairs and is responsible for the management of its business.

Issuances of Common Units

Evolent Health LLC may only issue Class A common units to us, as the sole managing member of Evolent Health LLC. Class B common units may be issued only to persons or entities we permit. Such issuances of Class B common units shall be made in exchange for cash or other consideration. Class B common units may not be transferred as Class B common units except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the third amended and restated operating agreement of Evolent Health LLC. Any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock. As of December 31, 2020 and 2019, there are no Class B common units outstanding.

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with U.S. GAAP. Our consolidated financial statements include the accounts of all subsidiaries.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles assets, goodwill and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets, stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, purchase price allocation in taxable stock transactions and useful lives of intangible assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Operating Segments

Operating segments are defined as components of a business that may recognize revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company operates through two segments: (1) Services, and (2) True Health. Our Services segment consists of two clinical solutions: (i) total cost of care services and (ii) specialty care management services, and one administrative solution: comprehensive health plan administration services. Our True Health segment consists of a commercial health plan we operate in New Mexico that historically focused on small and large businesses. In 2020, True Health diversified its services to offer coverage for individuals and families as well as the Federal Employee Health Benefits Program. Refer to Note 21 for a discussion of our operating results by segment and Note 26 for a discussion of a subsequent change in operating segments.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	December 31,
	2020	2019
Collateral for letters of credit for facility leases (1)	$3,510	$3,610
Collateral with financial institutions (2)	4,743	5,742
Claims processing services (3)	12,127	18,171
Other	1,327	817
Total restricted cash and restricted investments	$21,707	$28,340

Current restricted investments	$—	$704
Current restricted cash	14,437	19,376
Total current restricted cash and restricted investments	$14,437	$20,080

Non-current restricted investments	$616	$113
Non-current restricted cash	6,654	8,147
Total non-current restricted cash and restricted investments	$7,270	$8,260

(1) Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 11 for further discussion of our lease commitments.
(2) Represents collateral held with financial institutions for risk-sharing and other arrangements. As of both December 31, 2020 and December 31, 2019, approximately $4.7 million, of the collateral amounts were held in a FDIC participating bank account. As December 31, 2019, approximately $1.0 million, of the collateral amount was held in a trust account and invested in money market funds related to risk-sharing arrangements. The amounts invested in money market funds are considered restricted cash and are carried at fair value, which approximates cost. See Note 18 for discussion of fair value measurement and Note 10 for discussion of our risk-sharing arrangements.
(3) Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands).

	As of December 31,
	2020	2019
Cash and cash equivalents	$340,490	$101,008
Restricted cash and restricted investments	21,707	28,340
Restricted investments included in restricted cash and restricted investments	(616)	(817)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$361,581	$128,531

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

When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in gain (loss) on disposal of assets and consolidation on our consolidated statements of operations and comprehensive income (loss).

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) and were $15.1 million, $19.8 million and $18.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Notes Receivable

Notes receivable are carried at the face amount of each note plus accrued interest receivable, less received payments and net of allowances. The Company does not typically carry notes receivable in the course of its regular business, but contributed $40.0 million in the form of an advance for regulatory capital requirements (the “Passport Note”) for EVH Passport/UHC during the second quarter of 2019. Refer to Note 4 for a discussion of our Passport Note.

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

Equity Method Investments

For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of its investments accounted for under the equity method. These investments are included in investments in and advances to equity method investees on the consolidated balance sheets with income or loss included in gain (loss) from equity method investees on the consolidated statements of operations and comprehensive income (loss).

Impairment of Equity Method Investments

The Company considers certain factors to determine if there is a decrease in its investment fair value for its equity method investments that is other than temporary. The equity method investments will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis and recent operating results. If the fair value of the investment is below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. Refer to Note 16 for additional discussion regarding impairments on equity method investments.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. The Company has four reporting units and our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known. See Note 22 for additional discussion regarding our reserves for claims and performance-based arrangements.

Long-term Debt

Convertible notes and amounts borrowed under our credit agreement are carried at cost, net of debt discounts and issuance costs, as long-term debt on the consolidated balance sheets. The debt discounts and issuance costs are amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the straight-line method over the contractual term of the note if that method is not materially different from the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and we accrue interest expense monthly based on the annual coupon rate. See Note 9 for further discussion regarding our convertible notes and credit agreement.

Leases

As discussed in Note 3, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases, effective January 1, 2019. The following reflects our updated policy for leases.

The Company enters into various office space, data center, and equipment lease agreements in conducting its normal business operations. At the inception of any contract, the Company evaluates the agreement to determine whether the contract contains a lease. If the contract contains a lease, the Company then evaluates the term and whether the lease is an operating or finance lease. Most leases include one or more options to renew or may have a termination option. The Company determines whether these options are reasonably certain to be exercised at the inception of the lease. The rent expense is recognized on a straight-line basis in the consolidated statements of operations and comprehensive income (loss) over the terms of the respective leases. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

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

Cost of Revenue (Exclusive of Depreciation and Amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through capitated arrangements.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a four-year period and stock options expire 10 years from the date of grant.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2020 and 2019, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and India and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

We are a holding company and our assets consist of our direct ownership in Evolent Health LLC, for which we are the managing member. Prior to the Class B unit exchanges on December 26, 2019, Evolent Health LLC was classified as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, was not subject to U.S. federal, state and local income taxes. Taxable income or loss generated by Evolent Health LLC was allocated to holders of its units, including us, on a pro rata basis. Accordingly, we were subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Evolent Health LLC. As a result of the 2019 Class B units exchanges, we became the sole owner of Evolent Health LLC and its entity classification changed from a partnership to an entity disregarded as separate from its owner for U.S. federal, state and local income tax purposes. Following the Class B units exchanges, any taxable income or loss generated by Evolent Health LLC is reportable and taxable only on the Company’s federal, state and local income tax returns. Evolent Health LLC has direct ownership in corporate subsidiaries, which were subject to U.S. and foreign taxes with respect to their own operations during 2019.

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

See Note 18 for further discussion regarding fair value measurement.

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018.

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

Note 4. Transactions

Passport
On May 28, 2019, UHC, Passport Health Solutions, LLC (“PHS I”), the Company and EVH Passport entered into an Asset Purchase Agreement (the “Passport APA”), which provided for the sale of substantially all of the assets of UHC and PHS I, including UHC’s Kentucky Medicaid contract (the “Passport Medicaid Contract”), to EVH Passport for a purchase price of $70.0 million in cash and the issuance of a 30% interest in EVH Passport (the “Passport Purchase Price”) to The University of Louisville, the University of Louisville Physicians, University Medical Center, the Jewish Heritage Fund for Excellence, Norton Healthcare, Inc. and the Louisville/Jefferson County Primary Care Association (collectively, the “Sponsors”).

On June 18, 2019, the Company contributed $40.0 million to UHC in the form of an advance for regulatory capital requirements under an agreement with UHC (the “Passport Note”). The Passport Note carried a fixed interest rate of 6.5% per annum. Additionally, on June 6, 2019, the Company and UHC entered into an Indemnity Agreement (the “Indemnity Agreement”), with an insurance company (the “Surety”). The Surety issued a performance bond in the amount of $25.0 million to secure UHC’s performance under its Medicaid Contract. Pursuant to the Indemnity Agreement, the Company and UHC were jointly and severally liable to the Surety in the maximum amount of the bond, plus certain costs of the Surety, in the event of losses arising under the bond. The bond’s original expiry date was June 30, 2020 and during the three months ended June 30, 2020, was extended to December 31, 2020. The bond was released in October 2020.

On December 30, 2019, UHC, PHS I, the Company and EVH Passport consummated the transactions contemplated by the Passport APA (the “Passport Closing”). At the Passport Closing, $16.2 million of the cash Passport Purchase Price was held back until such time as PHS I delivers to EVH Passport certain owned real property and improvements free and clear of all encumbrances. In addition, at the Passport Closing, EVH Passport and UHC entered into an agreement that provided for the administration and assumption of the financial risks by EVH Passport of UHC’s dual eligible special needs business (the “DNP Business”) until such time as EVH Passport became certified as a Medicare Advantage Organization and the D-SNP Business could be transferred to EVH Passport. On October 1, 2020, the D-SNP Business was transferred from UHC to EVH Passport. At the Passport Closing, EVH Passport assumed UHC’s obligations under the Passport Note and the Indemnity Agreement.

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”), and the Passport Medicaid Contract was novated to Molina. As a result, EVH Passport began to wind down its business. In connection with the Molina Closing, Molina deposited $20.0 million in cash in escrow, which was subsequently released to EVH Passport in January 2021. In addition, at the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business is officially transferred to Molina.

Prior to the Molina Closing, the Company accounted for its investment in EVH Passport as an unconsolidated variable interest entity under the equity method of accounting. As a result of the transaction, the Company concluded that a reconsideration event occurred whereby EVH Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport as of September 1, 2020 in its consolidated financial statements. The Company accounted for the transaction as an asset acquisition, as the Company concluded that assets acquired as a result of the consolidation did not meet the criteria to be classified as a business under GAAP. Following the Molina Closing and consolidation of EVH Passport in the Company’s consolidated financials, on November 16, 2020, EVH Passport redeemed the Sponsors’ equity interests in EVH Passport for $20.0 million in cash in accordance with the terms of EVH Passport’s Stockholders’ Agreement, and, as a result, EVH Passport became a wholly owned subsidiary of the Company.

As part of the consolidation, the Company recorded assets primarily consisting of cash and cash equivalents and restricted cash and cash equivalents of $159.8 million, available for sale securities of $88.6 million, receivables related to unsettled sales of securities of $43.0 million and other assets of $50.2 million and total liabilities primarily comprised of reserve for claims and performance-based arrangements of $164.8 million and accrued liabilities of $50.0 million. Subsequent to winddown activities, any remaining cash will be distributed to the Company subject to regulatory approval from the Kentucky Department of Insurance. In addition, the Passport Note was eliminated upon consolidation, and as of December 31, 2020, the outstanding principal balance of the $40.0 million Passport Note was repaid in full by EVH Passport including approximately $3.6 million of accrued interest.

Gain (Loss) on Disposal of Assets and Consolidation
On September 1, 2020, as a result of the Molina Closing, the Company concluded that a reconsideration event occurred whereby EVH Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport as of September 1, 2020 and recorded a $5.7 million bargain purchase gain in gain (loss) on disposal of assets and consolidation in its consolidated financial statements.

During 2019, the Company, through a non-wholly owned consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the first quarter of 2020, the Company sold its interest in the subsidiary and recorded a loss of $6.4 million in gain (loss) on disposal of assets and consolidation on the consolidated statements of operations. The Company did not have any continuing involvement with the entity after the consummation of this transaction.

Securities Offerings and Sales

Under exchange agreements we entered into at the time of our IPO and as part of the New Century Health acquisition, we granted TPG, The Advisory Board Company (“The Advisory Board”) and Ptolemy Capital, LLC (together, the “Investor Stockholders”) and certain former owners of New Century Health (the “New Century Health Class B Members”) an exchange right that allows receipt of newly issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which are subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units (“Class B units”). Under the terms of the exchange agreements, Class B units received by the Company from relevant Investor Stockholders and New Century Health Class B Members were simultaneously exchanged for an equivalent number of Class A units of Evolent Health LLC, and Evolent Health LLC canceled the Class B units received in the Class B Exchange. On December 27, 2019, the cancellation of the remaining Class B units results in an increase in the Company’s economic interest in Evolent Health LLC.

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
Disaggregation of Revenue
The following table represents Evolent’s Services segment revenue disaggregated by type of services (in thousands), excluding revenues from our health plan operations, which include the True Health segment and EVH Passport, and from our downside risk sharing arrangements through our insurance subsidiary, which are accounted for under ASC 944, Financial Services-Insurance.

	For the Year Ended December 31,
	2020	2019	2018
Services Revenue
Transformation services	$11,990	$15,203	$32,916
Platform and operations services
Clinical solutions	690,391	458,991	228,464
Administrative solutions	202,547	198,618	264,104

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $87.8 million of transaction price to performance obligations that are unsatisfied as of December 31, 2020. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 54% and 86% of these remaining performance obligations by December 31, 2021, and December 31, 2022, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	December 31, 2020	December 31, 2019
Short-term receivables (1)	$122,167	$71,707
Long-term receivables (1)	4,554	709
Short-term contract assets	329	1,751
Long-term contract assets	—	999
Short-term deferred revenue	14,327	19,828
Long-term deferred revenue	3,593	1,330
(1) Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the year ended December 31, 2020 are as follows (in thousands):

Contract assets
Balance as of beginning-of-period	$2,750
Reclassification to receivables, as the right to consideration becomes unconditional	(2,539)
Contract assets recognized, net of reclassification to receivables	118
Balance as of end-of-period	$329

Deferred revenue
Balance as of beginning-of-period	$21,158
Reclassification to revenue, as a result of performance obligations satisfied	(18,481)
Cash received in advance of satisfaction of performance obligations	15,243
Balance as of end-of-period	$17,920

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous period was $12.1 million and $1.1 million during the years ended December 31, 2020, and 2019, respectively, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2020 and 2019, the Company had $3.3 million and $4.7 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $1.9 million, $1.0 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2020 and 2019, the Company had $23.4 million and $31.8 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $13.0 million, $4.7 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advances for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the year ended December 31, 2020. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods, and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the year ended December 31, 2020.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets at December 31, 2020, 59% were current, 24% were past due less than 60 days, with 37% past due less than 120 days. At December 31, 2020, we reported $173.7 million of accounts receivable, certain non-trade accounts receivable included in prepaids and other assets on the consolidated balance sheet and contract assets, net of allowances of $7.1 million. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the year ended December 31, 2020 (in thousands):

Balance as of December 31, 2019	$(41)
Passport acquisition	(2,582)
Cumulative transition adjustment	(2,815)
Provision for credit losses	(3,283)
Charge-offs	1,665
Balance as of December 31, 2020	$(7,056)

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

The amortized cost of our investments as of December 31, 2020 and 2019 and interest income for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Amortized Cost		Interest Income for the Year Ended December 31,
	December 31, 2020	December 31, 2019	2020	2019
U.S. Treasury bills	$8,909	$10,784	$239	$249
Corporate bonds	1,707	1,705	524	49
Collateralized mortgage obligations	3,433	5,472	339	112
Corporate stock	130	—	—	—
Yankees	598	597	21	21
Total investments	$14,777	$18,558	$1,123	$431

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

As of December 31, 2020 and 2019, all of the Company’s held-to-maturity investments were rated investment-grade or better and all payments of interest or principal are current.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	December 31,
	2020	2019
Computer hardware	$18,866	$11,604
Furniture and equipment	3,559	3,649
Internal-use software development costs	137,085	112,501
Leasehold improvements	15,586	12,415
Total property and equipment	175,096	140,169
Accumulated depreciation and amortization expenses	(88,856)	(55,014)
Total property and equipment, net	$86,240	$85,155

The Company capitalized $24.6 million, $30.9 million and $33.1 million of internal-use software development costs for the years ended December 31, 2020, 2019 and 2018, respectively. The net book value of capitalized internal-use software development costs was $75.3 million and $74.9 million as of December 31, 2020 and 2019, respectively.

Depreciation expense related to property and equipment was $28.3 million, $23.3 million and $17.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which amortization expense related to capitalized internal-use software development costs was $24.3 million, $18.7 million and $12.4 million, respectively.

Note 8. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company has four reporting units, each with discrete financial information. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies.

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

2019 Goodwill Impairment Test

During the second half of 2019, the price of our Class A common stock declined significantly. The average closing price per share of our Class A common stock for the period from May 1 to October 31 decreased by $6.59 per common share, or 43.5%, compared to the average closing price for the period from January 1 to April 30. At the time of our 2019 annual goodwill impairment test, it was not known if UHC/EVH Passport would be awarded a contract under the RFP, which was expected to begin on January 1, 2021. If it was not awarded a contract, it was expected that we would not receive any material revenue under our management services agreement from EVH Passport subsequent to December 31, 2020 and the value of our investment in EVH Passport and goodwill would be negatively impacted. The non-renewal of EVH Passport’s Medicaid contract would reduce our medium-term cash flow projections for one of our reporting units, causing the decline in our stock price to possibly be further prolonged, indicating it was more likely than not that that the fair value of the reporting units is less than the reporting unit’s carrying amounts, triggering an interim quantitative assessment.

In performing our October 31, 2019 annual goodwill impairment test, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments, including about revenues, expenses, fixed asset and working capital requirements, the timing of exchanges of our Class B common shares, capital market assumptions, cash flows, the probability of the Kentucky Medicaid RFP outcome and discount rates. The fair values determined by the income approach were weighted considering future resolution of the Kentucky Medicaid RFP result to determine the concluded fair value for each reporting unit.

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

2020 Goodwill Impairment Test

As of March 31, 2020, the Company assessed whether there were additional events or changes in circumstances since its 2019 annual goodwill impairment test that would indicate that it was more likely than not that the fair values of the reporting units were less than the reporting units’ carrying amounts that would require an additional interim impairment assessment after October 31, 2019. Considering the sharp decrease in the share price of the Company’s Class A common stock during the three months ended March 31, 2020, the Company determined indicators of an impairment were present and we performed an interim goodwill impairment assessment as of March 31, 2020. As a result of this test, the Company determined that there was no goodwill impairment of the reporting unit which recognized an impairment in the year ended December 31, 2019.

During May 2020, the CHFS announced that EVH Passport was not awarded a Kentucky managed Medicaid contract for the next contract period and the Passport Medicaid Contract would expire on December 31, 2020. As a result of this announcement, the Company determined there were events or changes in circumstances since its 2019 annual goodwill impairment test that indicated it was more likely than not that the fair value of one of its three reporting units in the Services segment was less than the reporting unit’s carrying amount triggering an interim quantitative assessment.

In performing this interim quantitative assessment, we estimated the fair value of the reporting unit by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value in a quantitative analysis, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates.

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

During the Company’s annual impairment analysis as of October 31, 2020, the Company concluded that previous impairment charges of $199.8 million and $215.1 million recorded during the three months ended December 31, 2019 and June 30, 2020, respectively, in one of our three reporting units in the Services segment left that specific reporting unit with a limited fair value cushion. Therefore, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for that specific reporting unit. This election does not preclude management from performing the qualitative assessment in any subsequent period. For the remaining reporting units, after assessing the totality of events and circumstances including the results of our previous valuations, the minimal impacts of the Passport loss and COVID-19, the Company does not believe that an event occurred or circumstances changed during the period under consideration that would, more likely than not, reduce the fair value of any reporting unit below their carrying amount. Therefore, the Company concluded that the quantitative assessment was not required.

In performing our October 31, 2020 impairment test for one of the three reporting units in the Services segment, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. As of October 31, 2020, we determined that one of our three reporting units in the Services segment had an estimated fair value greater than its carrying value and as a result, goodwill is not impaired.

As of December 31, 2020, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting unit was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2020. The Company determined there had been no such indicators, therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2020. As of December 31, 2020, the remaining goodwill attributable to the reporting unit from which we recognized a non-cash goodwill impairment charge earlier in the year was $214.3 million.

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	Services	True Health	Consolidated
Balance as of December 31, 2018	$762,419	$5,705	$768,124
Goodwill acquired	3,416	—	3,416
Measurement period adjustments	351	—	351
Impairment	(199,800)	—	(199,800)
Foreign currency translation	(27)	—	(27)
Balance as of December 31, 2019(1)	566,359	5,705	572,064
Goodwill disposal (2)	(2,200)	—	(2,200)
Impairment	(215,100)	—	(215,100)
Foreign currency translation	(30)	—	(30)
Balance as of December 31, 2020 (1)	$349,029	$5,705	$354,734
(1) Net of cumulative inception to date impairment of $575.5 million and $360.4 million as of December 31, 2020 and 2019, respectively.
(2) Goodwill written-off upon disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	As of December 31, 2020				As of December 31, 2019
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	13.2	$23,300	$6,271	$17,029	14.2	$23,300	$4,891	$18,409
Customer relationships	16.1	281,219	58,256	222,963	16.8	291,519	44,750	246,769
Technology	1.8	82,922	63,507	19,415	2.0	82,922	49,760	33,162
Below market lease, net	2.3	1,118	648	470	2.2	2,048	1,334	714
Provider network contracts	2.8	14,475	6,280	8,195	3.7	12,725	3,320	9,405
Total intangible assets, net		$403,034	$134,962	$268,072		$412,514	$104,055	$308,459

Amortization expense related to intangible assets for the years ended December 31, 2020, 2019 and 2018, was $32.9 million, $37.7 million, and $27.2 million, respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2020, is as follows:

2021	$28,701
2022	24,819
2023	22,055
2024	16,171
2025	15,916
Thereafter	160,410
Total future amortization of intangible assets	$268,072

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the year ended December 31, 2020, that would require an impairment test for our intangible assets.

Note 9. Long-term Debt

2024 Notes

In August 2020, the Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, with certain holders of its outstanding 2021 Notes and certain new investors. The Company issued $84.2 million aggregate principal amount of 2024 Notes in exchange for $84.2 million aggregate principal amount of the 2021 Notes and an aggregate cash payment of $2.5 million, and issued $32.8 million aggregate principal amount of New Notes for cash at par. We incurred $3.0 million of debt issuance costs in connection with the 2024 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2024 Notes. The closing of the private placement of the 2024 Notes occurred on August 19, 2020.

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $1.5 million for the year ended December 31, 2020.

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

The option to settle the 2024 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2024 Notes into a debt component and an equity component. The debt component was determined to be $78.9 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $38.1 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the fair value of the debt component. Issuance costs of $1.7 million and $1.3 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $38.1 million, $1.7 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2024 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the year ended December 31, 2020, the Company recorded $2.7 million of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Credit Agreement

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company (the “Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial secured term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December

30, 2019. In connection with the Credit Agreement, on December 30, 2019, the Company entered into a Security Agreement, by and among the Company, the Borrower, the other guarantors and the collateral agent for the benefit of the secured parties, and a Guarantee Agreement, by the Company and each of the other guarantors in favor of the collateral agent for the benefit of the secured parties. The Senior Credit Facilities were guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The Senior Credit Facilities were secured by a first priority security interest in all of the capital stock of the borrower and each guarantor (other than the Company) and substantially all of the assets of the borrower and each guarantor, subject to certain exceptions.

The proceeds of the Initial Term Loan were used to finance the transactions contemplated by the Passport APA and pay fees and expenses incurred in connection therewith. The proceeds of the DDTL Facility were permitted to be used, subject to the Company’s satisfaction of specified conditions, to finance the repayment or repurchase of the Company’s 2.00% Convertible Senior Notes due December 1, 2021 and to fund permitted acquisitions.  The Initial Term Loan and any loans under the DDTL Facility would have matured on the date that is the earliest of (a) December 30, 2024, (b) the date on which all amounts outstanding under the Credit Agreement would have been declared or have automatically become due and payable under the terms of the Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of the 2021 Convertible Notes unless certain liquidity conditions were satisfied (the foregoing, the “Maturity Date”). The interest rate for each loan under the Senior Credit Facilities was calculated, at the option of the Borrower, at either the Eurodollar rate plus 8.00%, or the base rate plus 7.00%. A commitment fee of 1.00% per annum was payable by the Borrower quarterly in arrears on the unused portion of the DDTL Facility. The Company recorded $8.0 million in interest expense related to our Credit Agreement for the year ended December 31, 2020.

Amounts outstanding under the Senior Credit Facilities could have been prepaid at the option of the Borrower subject to applicable premiums, including a make-whole premium payable on certain prepayments made prior to the second anniversary of the closing of the Senior Credit Facilities, and a call protection premium payable on the amount prepaid in certain instances as follows: (i) 4.00% of the principal amount so prepaid after the second anniversary of the closing of the Senior Credit Facilities but prior the third anniversary of the closing of the Senior Credit Facilities; (ii) 3.00% of the principal amount so prepaid after the third anniversary of the closing of the Senior Credit Facilities but prior the fourth anniversary of the closing of the Senior Credit Facilities; and (iii) 2.00% of the principal amount so prepaid after the fourth anniversary of the closing of the Senior Credit Facilities but prior the fifth anniversary of the closing of the Senior Credit Facilities. Amounts outstanding under the Senior Credit Facility were subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction.

The Senior Credit Facilities contained customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company was required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default had occurred, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which will be included in long-term debt, net of discount on our consolidated balance sheets and will be amortized into interest expense over the life of the agreement. For the year ended December 31, 2020, the Company recorded $2.2 million in interest expense related to the amortization of the debt discount and the issuance costs.

On August 19, 2020, an amendment to the Company's Credit Agreement became effective. The amendment effected changes to, among other things, permit the Company's use of cash in the exchange transactions in connection with the issuance of the 2024 Notes, permit the issuance of the 2024 Notes and permit certain note repurchases, as well as to implement amendments to certain minimum liquidity thresholds.

The Company was in compliance with all applicable covenants as of December 31, 2020.

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. Refer to Note 26 for additional information about the repayment of the Credit Agreement.

Warrant Agreement

In conjunction with the Company’s entry into the Credit Agreement, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock at a per share purchase price equal to $8.05. The holders could exercise the warrants at any time until thirty days after the maturity of the Credit Agreement. The Company, at its sole discretion, could elect to pay the holders in cash in an amount determined based on the fair market value of the Class A common stock for the shares of Class A common stock issuable upon exercise of the warrants in lieu of delivering the shares.
On January 8, 2021, the Company settled all amounts under the warrant agreements with Ares Capital Corporation. Refer to Note 26 for additional information about the settlement of the warrant agreements.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $2.6 million, $2.6 million and $0.5 million related to the 2025 Notes for the years ended December 31, 2020, 2019, and 2018, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $9.2 million, $8.5 million and $1.5 million, respectively, in interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase all or part of their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental repurchase date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $1.7 million $2.5 million and $2.5 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. We recorded non-cash interest expense related to the amortization of deferred financing costs of $0.6 million, $0.9 million and $0.9 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

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

In August 2020, we also repurchased $14.0 million of the 2021 Notes with $13.9 million of cash and recorded an immaterial gain on extinguishment of debt.

Convertible Senior Notes Carrying Value

The 2025 Notes, 2024 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of December 31, 2020. However, the 2025 Notes, 2024 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2025 Notes, 2024 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt (in thousands):

	December 31,
	2020	2019
2024 Notes
Carrying value	$81,462	$—
Unamortized debt discount and issuance costs	35,589	—
Principal amount	$117,051	$—
Remaining amortization period (years)	3.9
Fair value	$153,220	$—

2025 Notes
Carrying value	$116,349	$107,169
Unamortized debt discount and issuance costs	56,151	65,331
Principal amount	$172,500	$172,500
Remaining amortization period (years)	4.8	5.8
Fair value	$147,488	$122,048

2021 Notes
Carrying value	$26,557	$123,237
Unamortized issuance costs	180	1,763
Principal amount	$26,737	$125,000
Remaining amortization period (years)	0.9	1.9
Fair value	$26,470	$111,250

Note 10. Commitments and Contingencies

Commitments

Commitments to Equity-Method Investees

During May 2020, the CHFS announced that EVH Passport was not awarded a Kentucky managed Medicaid contract for the next contract period. As a result of EVH Passport not being awarded a new Medicaid contract with CHFS, the Company acquired the Sponsors’ 30% ownership interest in EVH Passport for $20.0 million during the three months ended December 31, 2020. Refer to Note 4 for additional information about the Passport transaction.

Letters of Credit

During the second quarter of 2020, the Company established an irrevocable standby letter of credit with a bank for $5.0 million for the benefit of a regulatory authority. The letter of credit expired during the fourth quarter of 2020.

During the third quarter of 2019, the Company established an irrevocable standby letter of credit with a bank for $1.8 million for the benefit of a regulatory authority and, as such, held $1.8 million in restricted cash and restricted investments as collateral as of both December 31, 2020 and December 31, 2019, respectively. The original letter of credit expired on December 31, 2019 and was automatically extended without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

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

During the second quarter of 2019, the Company and UHC, a then current customer (collectively the “Indemnitors”), pursuant to a state requirement of all participating Medicaid Managed Care Organizations, entered into an indemnity agreement with a surety. The surety issued a performance bond in the amount of $25.0 million to secure the customer’s performance under a contract to provide

Medicaid managed care services for the benefit of a beneficiary. Pursuant to the indemnity agreement, the Indemnitors are jointly and severally liable to the surety in the maximum amount of the bond, plus certain costs of the surety, in the event of losses arising under the bond. The bond’s effective date is July 1, 2019, and original expiry date was June 30, 2020. During the three months June 30, 2020, the expiry date was extended to December 31, 2020 and the bond was released in October 2020. To date, the Company has not incurred any material costs as a result of the Indemnity Agreement and has not accrued any liabilities related to it in the accompanying consolidated financial statements.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the year ended December 31, 2020, 2019 and 2018, respectively.

Guarantees

In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations.

As part of our strategy to support certain of our partners in the Next Generation Accountable Care Program, we entered into upside and downside risk-sharing arrangements. Our downside risk-sharing arrangements are limited to our fees and are executed through our wholly-owned captive insurance company. To satisfy the capital requirements of our captive insurance entity as well as state insurance regulators, the Company entered into letters of credit of $4.7 million and $5.7 million as of December 31, 2020 and December 31, 2019, respectively, to secure potential losses related to insurance services. These amounts are in excess of our actuarial assessment of loss.

During 2020, the Company entered into a guarantee agreement with the KY DOI whereby it agreed to provide support on behalf of EVH Passport to maintain a minimum risk-based-capital of 150%. The maximum exposure is limited to amounts funded to return EVH Passport to a risk-based-capital of 150%, however as of December 31, 2020, no amounts have been funded under this guarantee.

Reinsurance Agreements

At the Passport Closing, $16.2 million of the cash Passport Purchase Price was held back until such time as PHS I delivers to EVH Passport certain owned real property and improvements free and clear of all encumbrances. In addition, at the Passport Closing, EVH Passport and UHC entered into an agreement that provided for the administration and assumption of the financial risks by EVH Passport of the D-SNP Business until such time as EVH Passport became certified as a Medicare Advantage Organization and the D-SNP Business could be transferred to EVH Passport. On October 1, 2020, the D-SNP Business was transferred from UHC to EVH Passport.

At the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business is officially transferred to Molina.

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

The following summarizes premiums and claims assumed under the Reinsurance Agreements (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Reinsurance premiums assumed	$19,130	$83,325	$3,242
Reinsurance premiums ceded	(3,275)	—	—
Claims assumed	14,812	72,594	3,934
Claims ceded	(422)	—	—
Claims-related administrative expenses	—	14,024	551
Increase in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	1,465	(3,293)	(1,243)
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	—	1,243	—
Impact of consolidation on payable for claims and performance-based arrangements attributable to the Reinsurance Agreement	(502)	—	—
Reinsurance payments paid (received)	(3,039)	4,536	—
Payable for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$4,002	$—	$1,243

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

The Company is not aware of any other legal proceedings or claims as of December 31, 2020, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2020, approximately 98.2% of our $361.6 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks, approximately 1.6% were held in money market funds and 0.2% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partner included in our Services segment who represented at least 10.0% of our consolidated trade accounts receivable for the periods presented:

	As of December 31,
	2020	2019
Cook County Health and Hospitals System	61.5%	48.4%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those customers of our Services segment who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Year Ended December 31,
	2020	2019	2018
Cook County Health and Hospitals Systems	20.3%	*	*
Passport (1)	16.8%	18.7%	17.5%
New Mexico Health Connections	*	10.9%	*
1.Represents revenues from EVH Passport/UHC through the Molina Closing. Subsequent to the Molina Closing on September 1, 2020, the Company has not received any material revenue from EVH Passport. However, as part of the Molina Closing, we entered into a new contract with Molina on similar terms to our prior services contract with EVH Passport through December 31, 2020 which accounted for approximately 8.8% of our consolidated revenues for the year ended December 31, 2020.
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

In connection with various lease agreements, the Company is required to maintain $3.5 million in letters of credit. As of December 31, 2020 and December 31, 2019, the Company held $3.5 million and $3.6 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of December 31, 2020 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	11.1	$38,675	$1,579
Riverside, IL	10.3	44,605	232
Pune, India	2.7	2,318	—
Brea, CA	1.4	1,555	—

The following table summarizes the components of our lease expense (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease cost	$15,848	$13,903
Amortization of right-of-use assets	299	598
Interest expense	3	26
Variable lease cost	5,097	4,177
Total lease cost	$21,247	$18,704

As discussed in Note 3, the Company adopted ASU 2016-02 effective January 1, 2019, which resulted in accounting for leases under ASC 842. Prior to the adoption, we accounted for leases under ASC 840. In accordance with ASC 840, rent expense, net of sublease income, on operating leases for the year ended December 31, 2018 was $14.2 million. The Company does not have any material capital leases.

Maturity of lease liabilities (in thousands) as of December 31, 2020, is as follows:

Operating lease expense(1)
2021	11,558
2022	9,562
2023	9,012
2024	8,733
2025	8,265
Thereafter	47,759
Total lease payments	94,889
Less:
Interest	25,006
Present value of lease liabilities	$69,883
(1) We have additional operating lease agreements for office space that have not yet commenced as of December 31, 2020. The minimum lease payments for those leases are $0.7 million commencing in both 2021 and 2022.

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	December 31,
	2020	2019
Weighted average discount rate	6.44%	6.25%
Weighted average remaining lease term	9.4	9.9

Note 12. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Year Ended December 31,
	2020	2019	2018
Net loss	$(334,246)	$(305,580)	$(54,191)
Less:
Net loss attributable to non-controlling interests	—	(3,609)	(1,533)
Net loss available for common shareholders - basic and diluted (1)	$(334,246)	$(301,971)	$(52,658)

Weighted-average common shares outstanding - basic and diluted (1)	84,928	82,364	77,338

Loss per common share
Basic and diluted	$(3.94)	$(3.67)	$(0.68)
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

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Year Ended December 31,
	2020	2019	2018
Exchangeable Class B common stock	—	1,399	1,831
Restricted stock units ("RSUs"), performance-based RSUs and leveraged stock units ("LSUs")	797	813	1,027
Stock options	1,141	1,324	2,517
Convertible senior notes	11,206	10,361	6,176
Total	13,144	13,897	11,551

Note 13. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock LSUs and RSUs, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million of the Company’s common stock. As of December 31, 2020 and 2019, 4.8 million stock options and 3.8 million shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.
On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of up to 6.0 million shares of the Company’s Class A common stock to employees and non-employee directors of the Company and its consolidated subsidiaries. The 2015 Plan was amended on June 13, 2018, to increase the number of shares authorized to 10.5 million. Upon confirmation of the amended 2015 Plan, the 2011 Plan was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan will continue to govern awards previously granted under the 2011 Plan. As of December 31, 2020 and 2019, 2.8 million and 2.8 million stock options and 4.7 million and 4.4 million RSUs have been issued, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from non-employees.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Award Type
Stock options	$2,927	$4,237	$9,008
Performance-based stock options	75	448	447
RSUs	7,763	8,877	7,766
Performance-based RSUs	—	(388)	388
LSUs	3,841	2,444	—
Total compensation expense by award type	$14,606	$15,618	$17,609

Line Item
Cost of revenue	$1,811	$2,673	$1,475
Selling, general and administrative expenses	12,795	12,945	16,134
Total compensation expense by financial statement line item	$14,606	$15,618	$17,609

No stock-based compensation was capitalized as software development costs for the years ended December 31, 2020, 2019 and 2018.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2020
	Unrecognized Compensation Expense	Weighted Average Period
Stock options	$1,971	1.55
RSUs	11,914	1.89
LSUs	6,694	1.77
Total	$20,579

Stock Options

Other than the performance-based stock options described below, options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The option price assumptions used for our stock option awards were as follows:

	For the Year Ended December 31,
	2019	2018
Weighted-average fair value per option granted	$6.52	$6.30
Assumptions:
Expected term (in years)	6.25	6.25
Expected volatility	51.6%	38.9%
Risk-free interest rate	1.9% - 2.7%	2.6% - 2.9%
Dividend yield	—%	—%

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

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	4,828	$9.44	6.01	$(1,880)
Granted	—	—
Exercised	(416)	4.75
Forfeited	(342)	14.80
Outstanding as of December 31, 2020	4,070	$9.32	5.25	$12,578

Vested and expected to vest after December 31, 2020	3,951	$9.17	4.95	$27,095

Exercisable at December 31, 2020	3,475	$8.48	4.63	$26,228

The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018, was $3.6 million, $5.9 million and $11.3 million, respectively. The total intrinsic value of options exercised during 2020, 2019 and 2018 was $2.2 million, $0.6 million and $25.1 million, respectively. We issue new shares to satisfy option exercises.

Performance-based stock option awards

In March 2016, the Company granted approximately 0.3 million performance-based options to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. Each of the grants is subject to market-based vesting, as follows:

•one-third of the shares subject to the option award will vest in the event that the average closing price of the Company’s Class A common stock on the NYSE is at least $13.35 per share for a consecutive ninety days period;
•one-third of the shares subject to the option award will vest in the event that the average closing price of the Company’s Class A common stock on the NYSE is at least $16.43 per share for a consecutive ninety days period; and
•one-third of the shares subject to the option award will vest in the event that the average closing price of the Company’s Class A common stock on the NYSE is at least $19.51 per share for a consecutive ninety days period.

In addition, the percentage of options per tranche that has satisfied the market-based performance hurdle is also subject to a service completion schedule. The aggregate percentage of options eligible to vest is based upon each of the service completions dates below:

•50% of the shares subject to the option award vested on March 1, 2019, and
•50% of the shares subject to the option award vested on March 1, 2020.

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

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	268	$10.27	6.17	$(326)
Outstanding as of December 31, 2020	268	10.27	6.17	(326)

Vested and expected to vest after December 31, 2020	268	$10.27	6.17	$(326)

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

	Total RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	1,493	$12.23
Granted	1,202	8.88
Forfeited	(304)	11.38
Vested	(654)	11.11
Outstanding as of December 31, 2020	1,737	$10.13

During the years ended December 31, 2020, 2019 and 2018, we granted RSUs with a weighted-average grant date fair value of $8.88, $10.66 and $16.12, respectively, which represents the weighted-average closing price of our common stock on the grant date.

The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $6.1 million, $7.3 million and $4.8 million, respectively.

Leveraged Stock Unit Awards

During 2020 and 2019, the Company granted 0.5 million and 0.7 million shares, respectively, to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. Each of the grants is subject to share price-based vesting on the business day following the third anniversary of the grant date, as follows:

•If the stock price has increased by 33.3%, 75% of the shares will vest
•If the stock price has increased by 50%, 100% of the shares will vest
•If the stock price has increased by 100%, 150% of the shares will vest
•If the stock price has increased by 200%, 200% of the shares will vest (this is the maximum possible vest amount)

The price assumptions used for our leveraged stock unit awards were as follows:

	For the Year Ended December 31,
	2020	2019
Weighted-average fair value per leveraged stock unit granted	$8.90	$6.52
Assumptions:
Expected term	10 years	10 years
Expected volatility	62.1%	51.7%
Risk-free interest rate	0.85%	2.54%
Dividend yield	—%	—%

The fair value of leveraged stock units are determined using a Black-Scholes valuation model with the assumptions disclosed in the table above. The dividend rate is based on the expected dividend rate during the expected life of the award. Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the awards are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an award is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the awards.

Information with respect to our leveraged stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Leveraged Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,170	$11.10	8.65	$5,771

Vested and expected to vest after December 31, 2020	1,170	$11.10	8.65	$5,771

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

The maximum monetary value of the original performance-based award, provided New Century Health meets or exceeds the defined operating results targets, was capped at $8.6 million. The fair value of the performance-based RSUs was estimated based on the real options approach, a form of the income approach, which estimated the probability of New Century Health achieving certain operating results during 2019. The most significant unobservable inputs used in the valuation of the performance-based RSUs was the risk-neutral probability of New Century Health achieving the defined operating results target or meeting the operating results target cap. A significant increase in either of those metrics, in isolation, would result in a significantly higher fair value of the performance-based RSUs. In determining the fair value of the performance-based RSUs, we determined the risk-neutral probability of New Century Health achieving operating results target was approximately 39% and we determined the risk-neutral probability of New Century Health meeting the operating results target cap was approximately 24%.

In August 2019, in connection with the settlement of the earn-out payable to the former employees of New Century Health, the Company canceled outstanding restricted stock units held by the former employees of New Century Health and issued new restricted stock units with modified performance conditions. No other changes to the original grant terms were made. In accordance with ASC Topic 718, Share Based Payments, canceled equity award accompanied by the concurrent grant of a replacement award shall be accounted for as a modification of the terms of the canceled award. The modification was treated as a Type 1 modification, as the awards were expected to vest under the original terms. Incremental compensation cost of $4.7 million was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified and will be recorded over the remaining requisite service period. As of December 31, 2020 and 2019, the required performance conditions for the performance-based RSUs were not met and no shares will be issued in conjunction with these awards.

Note 14. Income Taxes

An income tax expense (benefit) of $(3.6) million, $(21.5) million and less than $0.1 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively.

Our loss before provision for income taxes was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Domestic	$(339,632)	$(328,161)	$(54,681)
Foreign	1,833	1,045	530
Income (loss) before income taxes and non-controlling interests	$(337,799)	$(327,116)	$(54,151)

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Year Ended December 31,
	2020	2019	2018
Current
Federal	$(3,338)	$1,175	$458
State and local	200	14	9
Foreign	721	399	251
Total current tax expense (benefit)	(2,417)	1,588	718
Deferred
Federal	(38,312)	(27,334)	(14,820)
State and local	(9,546)	(5,046)	(2,252)
Foreign	(303)	6	(49)
Total deferred tax expense (benefit)	(48,161)	(32,374)	(17,121)
Change in valuation allowance	47,025	9,250	16,443
Total tax expense (benefit)	$(3,553)	$(21,536)	$40

As of December 31, 2020 and 2019, the Company has $3.9 million income taxes receivable and $0.6 million income taxes payable, respectively, which is recorded in accrued liabilities on the consolidated balance sheets.

A reconciliation of the U.S. statutory tax rate to our effective tax rate and our statutory rate is presented below:

	For the Year Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.9%	4.4%	3.6%
Foreign earnings at other than U.S. rates	—%	(0.1)%	(0.2)%
Change in valuation allowance	(13.9)%	(2.8)%	(30.4)%
Benefit of net operating loss carryback provision	1.1%	—%	—%
Non-deductible goodwill impairment	(11.2)%	(15.8)%	—%
Non-controlling interest	—%	(0.3)%	(0.7)%
Excess tax benefits on stock-based compensation	(0.3)%	(0.2)%	3.9%
Federal and state research tax credits	—%	—%	4.5%
Change in uncertain tax positions	—%	0.1%	(1.1)%
Effect of investment in MHG	—%	(1.4)%	—%
Change in state rate	1.3%	—%	—%
Change in indefinite reinvestment assertion for domestic subsidiaries	1.0%	2.6%	—%
Other, net	(0.9)%	(0.8)%	(0.7)%
Effective rate	1.0%	6.7%	(0.1)%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2020	2019
Deferred Tax Assets
Start-up and organizational costs	$117	$149
Goodwill	23,534	19,142
Operating lease liabilities	15,963	18,055
Accrued expenses	7,488	9,534
Stock based compensation	8,530	8,899
Net operating loss carryforwards	123,604	112,316
Federal and state research tax credits	1,828	1,828
Fixed assets	131	—
Interest deduction limitation	2,452	2,490
Outside basis differences	197	—
Other	8,640	1,451
Subtotal	192,484	173,864
Valuation allowance	(89,902)	(50,815)
Total deferred tax assets	102,582	123,049

Deferred Tax Liabilities
Internally developed software costs	12,973	14,603
Intangible assets	48,857	58,655
Outside basis differences	—	5,865
Right-of-use assets - Operating	13,122	16,180
Contract fulfillment costs	6,375	9,510
Convertible debt	20,411	15,732
Fixed assets	—	796
Other	1,572	3,650
Total deferred tax liabilities	103,310	124,991
Net deferred tax assets (liabilities)	$(728)	$(1,942)

Changes in our valuation allowance (in thousands) were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning-of-year	$50,815	$37,037	$53,201
Charged to costs and expenses	47,025	9,250	16,443
Charged to other accounts (1)	(7,938)	4,528	(32,607)
Balance at end-of-year	$89,902	$50,815	$37,037
(1)Amounts charged to other accounts includes a decrease of $7.9 million, an increase of $4.5 million and a decrease of $32.6 million charged to additional paid-in-capital for the years ended December 31, 2020, 2019 and 2018, respectively.

For the year ended December 31, 2020, the effective tax rate was 1% and the corresponding tax benefit recorded was $3.6 million. The income tax benefit recorded by the Company in 2020 primarily relates to the impacts from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 27, 2020, in response to the COVID-19 pandemic, the CARES Act, was signed into law. The CARES Act allows net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years for the recovery of previously paid federal income taxes. The Company recorded an income tax benefit related to carrying back New Century Health’s 2018 NOL as part of a federal income tax refund claim for taxes it paid on income in 2013 and 2014. The remaining income tax provisions included in the CARES Act, apart from the aforementioned NOL carryback, did not have a significant impact on the Company.

For the year ended December 31, 2019, the effective tax rate was 6.7%, and the corresponding tax benefit recorded was $21.5 million. Our effective tax rate in 2019 was impacted by the tax expense for the impairment of non-deductible goodwill, change in valuation allowance for current year losses, and offset in part by the tax effects resulting from the Company’s acquisition of all remaining Class B units of Evolent Health LLC, resulting in it becoming a disregarded entity for U.S. federal and state income purposes on December 26, 2019. The change in Evolent Health LLC’s tax status resulted in a tax benefit from the reversal of the Company’s deferred tax liability related to its investment in certain U.S. corporate subsidiaries through Evolent Health LLC, offset by an increase in valuation allowance. In addition, the Company intends to file a consolidated tax return beginning January 1, 2020, which resulted in a tax benefit offsetting the change in valuation allowance to the extent the deferred tax liabilities of our U.S. corporate subsidiaries can be used as a source of future taxable income to support the Company’s deferred tax assets. Our valuation allowance assessment is made without considering deferred tax liabilities of $1.9 million established with respect to certain indefinite-lived components that cannot be utilized against indefinite-lived deferred tax assets or components that are expected to reverse outside of the net operating loss carryover period, as these are not considered a source of future taxable income for realizing our deferred tax assets.

For the year ended December 31, 2018, the effective tax rate was (0.1)%, due to the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period as part of the outside basis difference in our partnership interest in Evolent Health LLC.

As of December 31, 2020, the Company had $203.1 million of federal and $253.4 million of state NOL carryforwards available to offset future taxable income that begin to expire in 2032 and 2022, respectively, and $288.5 million federal and $153.0 million of state NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. However, as realization of such tax benefit is not more likely than not, based on our evaluation, we have established a valuation allowance. Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could impose an annual limit on the Company’s ability to utilize NOLs and could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

As of December 31, 2020, the Company had $2.4 million and $0.3 million of research and development credits for federal and state income tax purposes, which could expire unutilized beginning in 2037 and 2028, respectively. The Company has established valuation allowance against those credits.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning-of-year	$753	$934	$762
Gross increases - tax positions in prior period	—	—	934
Gross decreases - tax positions in prior period	—	—	(762)
Lapse of statute of limitations	(75)	(181)	—
Balance at end-of-year	$678	$753	$934

We are subject to taxation in various jurisdictions in the U.S. and India. Tax years 2011 an all subsequent periods remain subject to examination by the U.S. federal and state taxing jurisdictions due to the availability of NOL carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2020, are $0.7 million of tax benefits that, if recognized, would not affect the overall effective tax rate, due to the offsetting impact on the Company’s valuation allowance. The Company has not recognized interest and penalties related to uncertain tax positions due to the current NOL position. The Company had recognized $0.8 million of uncertain tax positions as of December 31, 2019, and $0.9 million as of December 31, 2018. The Company and its subsidiaries are not currently subject to income tax audits in any U.S. state or local jurisdiction, or any foreign jurisdiction, for any tax year.

Tax Receivables Agreement

Pursuant to the Offering Reorganization, Class B Exchanges increased our tax basis in our share of Evolent Health LLC’s tangible and intangible assets. These increases in tax basis increased our depreciation and amortization deductions and create other tax benefits and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future. In addition, certain NOLs of Evolent Health Holdings (and of an affiliate of TPG) are available to us as a result of the Offering Reorganization.

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

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 10 for additional discussion of the implications of the TRA.

Note 15. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $6.4 million, $2.6 million and $8.6 million in contributions to the 401(k) plan for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16. Investments in and Advances to Equity Method Investees

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIEs.

As of December 31, 2020 and December 31, 2019, the Company’s economic interests in its equity method investments ranged between 4% and 38%, and 4% and 70%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, and 25% and 57%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the (gain) losses from these investments was approximately $(10.0) million, $9.5 million and $4.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $192.8 million, $41.5 million and $10.7 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Passport

At the Passport Closing, we paid approximately $70.0 million in cash and issued a 30% equity interest in the EVH Passport to the Sponsors. As a result of the Molina Closing, the Company no longer accounts for its investment in EVH Passport under the equity method of accounting. Refer to Note 4 for additional information about the investment in EVH Passport.

Unconsolidated VIEs

Global

On May 24, 2019, we completed the acquisition of approximately a 45% ownership interest in MHG, the sole owner of Momentum Health Acquisition, Inc. (“MHA”), which is the sole owner of GlobalHealth Holdings, LLC (“GHH”), which is the sole owner of GlobalHealth, Inc., a health maintenance organization based in the State of Oklahoma that offers, among other things, Medicare Advantage products in the State of Oklahoma. At closing, we contributed approximately $15.0 million in cash and 1,577,841 shares of our Class A common stock to MHG, together with certain of our other assets. Upon the contribution, the Company recorded a $9.6 million non-cash gain in gain (loss) on disposal of assets and consolidation on the consolidated statements of operations. We also recognized a short-term contingent consideration liability fair valued at $5.9 million at the time of the transaction. At the closing of the transaction, our economic interest in GlobalHealth was approximately 45% and our voting interest was approximately 29%.

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

The following table represents the carrying value of the associated assets and liabilities and the associated maximum loss exposure for the unconsolidated VIEs as of the date indicated (in thousands):

	December 31, 2019
	EVH Passport	Momentum Health Group, LLC
Assets:
Current assets	$271,894	$50,729
Non current assets	577	39,259
Total assets	$272,471	$89,988
Liabilities:
Current liabilities	181,206	55,442
Non current liabilities	40	44,650
Total liabilities	$181,246	$100,092

Investment carrying value	$70,000	$46,456
Loan and interest receivable	41,387	—
Guarantee	25,000	—
Maximum exposure	$136,387	$46,456

Summarized Financial Information of Equity Method Investees

The following table represents the aggregated summarized financial information as of and for the dates indicated (in thousands):

	December 31,
	2020	2019
Current assets	$69,218	$356,085
Non-current assets	3,859	43,744
Current liabilities	54,885	267,300
Non-current liabilities	20,693	57,599
Non-controlling interests	2,671	70,535

	For the Year Ended December 31,
	2020	2019	2018
Revenue	$1,766,641	$387,960	$3,591
Operating income (loss)	8,112	(60,572)	(13,085)
Net income (loss)	6,606	(73,685)	(13,066)
Net income (loss) attributable to entity	5,632	(23,348)	(4,099)

Note 17. Non-controlling Interests

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

2020

On September 1, 2020, in connection with the consolidation of EVH Passport, the Company recognized a $25.7 million non-controlling interest for the Sponsors’ 30% equity interest in EVH Passport which represented the fair value of the non-controlling interest as of the date of consolidation. Pursuant to the shareholders’ agreement with the Sponsors, the Company was required to acquire the Sponsors’ 30% ownership interest for $20.0 million on or prior to December 31, 2021. On November 16, 2020, the Company acquired the Sponsors’ 30% equity interest and reclassified the non-controlling interests into shareholders’ equity attributable to Evolent Health, Inc. As a result of this transaction, the Company recorded a $5.7 million gain on consolidation for the year ended December 31, 2020 in gain (loss) on disposal of assets and consolidation on the consolidated statements of operations.

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

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Year Ended December 31,
	2020	2019
Non-controlling interests balance as of beginning of period	$6,689	$45,532
Decrease in non-controlling interests as a result of Class B Exchanges	—	(42,377)
Issuance of non-controlling interest	25,749	6,500
Net loss attributable to non-controlling interests	—	(3,609)
Disposal of assets	(6,689)	—
Redemption of Sponsor’s equity	(25,749)	—
Reclassification of non-controlling interests	—	643
Non-controlling interests balance as of end of period	$—	$6,689

Note 18. Fair Value Measurement

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$5,877	$—	$—	$5,877
Total fair value of assets measured on a recurring basis	$5,877	$—	$—	$5,877

Liabilities
Warrants (3)	$—	$—	$13,730	$13,730
Total fair value of liabilities measured on a recurring basis	$—	$—	$13,730	$13,730

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$3,698	$—	$—	$3,698
Restricted cash and restricted investments (1)	1,004	—	—	1,004
Total fair value of assets measured on a recurring basis	$4,702	$—	$—	$4,702

Liabilities
Contingent consideration (2)	$—	$—	$9,883	$9,883
Warrants (3)	—	—	7,092	7,092
Total fair value of liabilities measured on a recurring basis	$—	$—	$16,975	$16,975
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of December 31, 2020 and December 31, 2019, as presented in the tables above.
(2) Represents the fair value of earn-out consideration related to the Passport, GlobalHealth, Inc. and other transactions, as described in Note 4.
(3) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 9.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the years ended December 31, 2020 and 2019, respectively.

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

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Balance as of beginning of period	$16,975	$8,800
Additions	—	12,992
Settlements	(3,500)	(800)
Realized and unrealized gains (losses), net	255	(4,017)
Balance as of end of period	$13,730	$16,975

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	December 31, 2020
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges

Warrants	$13,730	Black-Scholes	Stock price volatility	62.2%
			Annual risk free rate	0.2%

	December 31, 2019
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Passport contingent consideration	$3,700	Real options approach	Risk-adjusted recurring revenue CAGR	93.9%	(1)
			Discount rate/time value	4.8% - 5.3%

GlobalHealth contingent consideration	$5,200	Monte Carlo simulation	Stock price volatility	80.0%	(2)

Other contingent considerations	$983	Management estimate	Adjusted EBITDA	$19,235

Warrants	$7,092	Black-Scholes	Stock price volatility	55.0%
			Annual risk free rate	1.7%
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

Note 19. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 16, the Company had economic interests in several entities that were previously accounted for under the equity method of accounting, including EVH Passport. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents assets and liabilities attributable to our related parties (in thousands):

	December 31,
	2020	2019
Assets
Accounts receivable, net	$9,474	$8,781
Prepaid expenses and other current assets	51	1,592
Customer advance for regulatory capital requirements, net of allowances	—	40,000
Prepaid expenses and other noncurrent assets, net of allowances	4,554	2,709

Liabilities
Accounts payable	$2,509	$6,429
Accrued liabilities	1,520	2,583
Reserve for claims and performance-based arrangements	435	4,264

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenue
Transformation services	$5,416	$4,009	$10,540
Platform and operations services	226,339	60,325	37,490

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	2,863	28,954	9,451
Selling, general and administrative expenses	113	991	917

Note 20 - Repositioning and Other Changes

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals. Across 2020, we divested or agreed to divest a majority of our health plan assets, including certain assets of EVH Passport, which represented a significant revenue stream for the Company. In parallel with these divestitures, we contracted with a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods.

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our Services segment as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives. The Repositioning Plan is expected to continue through the fourth quarter of 2021.

The Company recorded approximately $1.3 million of repositioning costs in selling, general and administrative expenses during the year ended December 31, 2020 in connection with the Repositioning Plan. The following tables provide a summary of our total costs associated with the Repositioning Plan for the year ended December 31, 2020, by major type of cost:

	Incurred For the Year Ended December 31, 2020	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through December 31, 2020
Severance and termination benefits	$—	$2,500	$—
Office space consolidation	—	2,100	—
Professional services	1,275	4,200	1,275
Total	$1,275	$8,800	$1,275

Note 21. Segment Reporting

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

Adjusted EBITDA is defined as EBITDA (net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses), adjusted to exclude equity method investment impairment, loss on extinguishment of debt, gain (loss) from equity method investees, gain (loss) on disposal of assets and consolidation, goodwill impairment, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net loss attributable to non-controlling interests, ASC 606 transition adjustments, purchase accounting adjustments, repositioning costs, stock-based compensation expense, severance costs, amortization of contract cost assets and acquisition-related costs.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Services	True Health	Intersegment Eliminations	Consolidated
Revenue
For the Year Ended December 31, 2020
Services:
Transformation services	$11,990	$—	$—	$11,990
Platform and operations services	913,005	—	(19,939)	893,066
Services revenue	924,995	—	(19,939)	905,056
True Health:
Premiums	—	117,579	(202)	117,377
Total revenue	$924,995	$117,579	$(20,141)	$1,022,433

For the Year Ended December 31, 2019
Services:
Transformation services	$15,203	$—	$—	$15,203
Platform and operations services	671,919	—	(12,481)	659,438
Services revenue	687,122	—	(12,481)	674,641
True Health:
Premiums	—	172,722	(980)	171,742
Total revenue	$687,122	$172,722	$(13,461)	$846,383

For the Year Ended December 31, 2018
Services:
Transformation services	$32,916	$—	$—	$32,916
Platform and operations services	514,515	—	(14,325)	500,190
Services revenue	547,431	—	(14,325)	533,106
True Health:
Premiums	—	94,763	(806)	93,957
Total revenue	$547,431	$94,763	$(15,131)	$627,063

	Services	True Health	Segments Total
For the Year Ended December 31, 2020
Adjusted EBITDA	$48,573	$(7,137)	$41,436

For the Year Ended December 31, 2019
Adjusted EBITDA	$(14,667)	$3,699	$(10,968)

For the Year Ended December 31, 2018
Adjusted EBITDA	$21,310	$1,915	$23,225

The following table presents our reconciliation of segments total Adjusted EBITDA to net loss attributable to Evolent Health, Inc. (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Net loss attributable to common shareholders of Evolent Health, Inc.	$(334,246)	$(301,971)	$(52,658)
Less:
Interest income	3,164	3,987	3,440
Interest expense	(28,337)	(14,534)	(5,484)
(Provision) benefit for income taxes	3,553	21,536	(40)
Depreciation and amortization expenses	(61,475)	(60,913)	(44,515)
Equity method investment impairment	(47,133)	—	—
Loss on extinguishment of debt, net	(4,789)	—	—
Gain (loss) from equity method investees	10,039	(9,465)	(4,736)
Gain (loss) on disposal of assets and consolidation	(698)	9,600	—
Goodwill impairment	(215,100)	(199,800)	—
Change in fair value of contingent consideration and indemnification asset	(3,860)	3,997	4,104
Other income (expense), net	(119)	(492)	109
Net loss attributable to non-controlling interests	—	3,609	1,533
ASC 606 transition adjustments	—	—	(4,498)
Purchase accounting adjustments	—	(1,915)	(861)
Repositioning costs	(1,275)	—	—
Stock-based compensation expense	(14,606)	(15,618)	(17,609)
Severance costs	(8,986)	(17,350)	(2,205)
Amortization of contract cost assets	(3,944)	(2,876)	(2,456)
Acquisition costs	(2,116)	(10,769)	(2,665)
Adjusted EBITDA	$41,436	$(10,968)	$23,225

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

Note 22. Reserve for Claims and Performance-Based Arrangements

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

Activity in reserves for claims and performance-based arrangements for the years ended December 31, 2020 and 2019, was as follows (in thousands):

	For the Year Ended December 31,
	2020			2019
	Services (1)(2)	True Health (2)	Total	Services (1)	True Health (2)	Total
Beginning balance	$54,510	$6,640	$61,150	$17,715	$9,880	$27,595

Incurred costs related to current year	420,597	89,008	509,605	$267,064	$136,303	$403,367
Incurred costs related to prior year	2,878	799	3,677	(334)	(529)	(863)
Paid costs related to current year	464,571	79,640	544,211	220,050	61,621	281,671
Paid costs related to prior year	9,598	6,949	16,547	8,165	8,092	16,257
Change during the year	(50,694)	3,218	(47,476)	38,515	66,061	104,576

Impact of consolidation on reserves for claims and performance-based arrangements	164,297	—	164,297	—	—	—
Other adjustments (3)	10,714	—	10,714	(1,720)	(69,301)	(71,021)
Ending balance	$178,827	$9,858	$188,685	$54,510	$6,640	$61,150

(1)    Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations. EVH Passport operations are not included in 2019 activity.
(2)    There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. The number of claims processed for the Services and True Health segments for years ended December 31, 2020 and 2019 were 2,279,228 and 317,187, respectively.
(3)    Other adjustments to reserves for claims and performance-based arrangements for Services reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf. Other adjustments related to EVH Passport and our True Health segment represent premiums received less administrative expenses related to the reinsurance agreements. Refer to Note 10 for additional information about the reinsurance agreements.

Note 23. Investments

Our investments held by wholly-owned subsidiaries other than EVH Passport are classified as held-to-maturity as we have both the intent and ability to hold the investments until their individual maturities. Investments held by EVH Passport are classified as available-for-sale upon their consolidation. The amortized cost, gross unrealized gains and losses, and fair value of our investments as measured using Level 2 inputs as of December 31, 2020 and 2019 (in thousands) were as follows:

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury bills	$8,909	$384	$—	$9,293	$10,784	$270	$—	$11,054
Corporate bonds	1,707	132	—	1,839	1,705	70	—	1,775
Collateralized mortgage obligations	3,433	149	—	3,582	5,472	56	(5)	5,523
Corporate stock	130	—	—	130	—	—	—	—
Yankees	598	49	—	647	597	30	—	627
Total investments	$14,777	$714	$—	$15,491	$18,558	$426	$(5)	$18,979

The amortized cost and fair value of our investments by contractual maturities as of December 31, 2020 and 2019 (in thousands) were as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,858	$3,915	$1,807	$1,810
Due after one year through five years	10,919	11,576	16,121	16,542
Due after five years through ten years	—	—	630	627
Total investments	$14,777	$15,491	$18,558	$18,979

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

There were no securities held in an unrealized loss position for more than twelve months as of December 31, 2020 or 2019.

Note 24. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2020
Total revenue	$271,923	$264,593	$238,632	$247,285
Total operating expenses	276,659	277,512	466,101	272,785
Net loss	(13,803)	(38,170)	(203,521)	(78,752)
Net loss attributable to non-controlling interests	822	(822)	—	—
Net loss attributable to common shareholders of Evolent Health, Inc.	(14,625)	(37,348)	(203,521)	(78,752)

Loss per common share
Basic and Diluted	$(0.17)	$(0.44)	$(2.38)	$(0.93)

2019
Total revenue	$236,525	$220,143	$191,959	$197,756
Total operating expenses (1)	451,120	240,281	217,192	244,402
Net loss	(199,293)	(25,738)	(31,900)	(48,649)
Net loss attributable to non-controlling interests	(1,197)	(217)	(285)	(1,910)
Net loss attributable to common shareholders	(198,096)	(25,521)	(31,615)	(46,739)

	For the Three Months Ended
	December 31	September 30	June 30	March 31

Loss per common share
Basic and Diluted	$(2.36)	$(0.30)	$(0.38)	$(0.59)

(1) The Company recorded goodwill impairment of $199.8 million during the three months ended December 31, 2019.

Note 25. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Non-cash Investing and Financing Activities
Class A and Class B common stock issued in connection with business combinations	$—	$23,556	$83,173
Change in goodwill from measurement period adjustments/business combinations	2,200	(351)	(117)
Acquisition consideration payable	4,185	800	—
Settlement of escrow related to asset acquisition	—	—	2,519
Settlement of indemnification asset	—	—	1,004
Accrued property and equipment purchases	11	(527)	368
Accrued deferred financing costs	—	—	607
Consideration for asset acquisitions or business combinations	—	16,000	500
Effects of Leases
Operating cash flows from operating leases	13,708	12,330	—
Leased assets obtained in exchange for operating lease liabilities	(2,170)	30,463	—
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	—	42,377	34,682
Decrease in deferred tax liability as a result of securities offerings and exchanges	—	(22)	652

Supplemental Disclosures
Cash paid for interest	13,352	5,037	2,500
Cash paid for taxes, net	9,679	1,484	343

Note 26. Subsequent Events

Agreement for the Sale of True Health New Mexico

On January 11, 2021, Evolent Health LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into a Stock Purchase Agreement (the “True Health SPA”) with Bright Health Management, Inc. (“Bright HealthCare”), pursuant to which EH Holdings expects to sell all of its equity interest in True Health to Bright HealthCare for a purchase price of $22.0 million plus excess risk based capital, subject to satisfaction of customary closing conditions, including regulatory approvals. The purchase price is subject to a customary purchase price adjustment following the closing of the transactions (the “True Health Closing”) based in part on actual medical claims experience.

In the True Health SPA, EH Holdings, True Health and Bright HealthCare have made customary representations and warranties and have agreed to customary covenants, indemnification and termination rights relating to the transactions contemplated by the True Health SPA. Among other things, True Health will be subject to certain business conduct restrictions with respect to its operations prior to the True Health Closing. Evolent Health LLC has guaranteed the obligations of EH Holdings under the True Health SPA.

The True Health Closing is conditioned on customary conditions, including, among others, (i) the accuracy of the representations and warranties of the parties at True Health Closing (generally, subject to a material adverse effect standard), (ii) material compliance with the covenants and the agreements made by the parties in the True Health SPA, (iii) approval of the Transactions by the New Mexico Office of Superintendent of Insurance, (iv) the absence of any legal restraints prohibiting the Transactions and (v) the entry into a transition services agreement. The True Health Closing is expected to occur on or after the end of the first half of 2021.

As of December 31, 2020, the Company determined that True Health did not meet the held for sale criteria under ASC 360, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are not classified as held for sale and are included in continuing operations in the consolidated financial statements.

Change in Reportable Segments

The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Notably, the chief executive officer will remain the CODM and will no longer manage the operations for purposes of allocating resources and assessing performance through the Services and True Health segments. Effective during the first quarter of 2021, the Company will bifurcate its Services segment into two reportable segments as follows:

•Evolent Health Services, which houses our Administrative Simplification solution and certain supporting population health infrastructure; and
•Clinical Solutions, which includes our specialty management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands.

The CODM continues to use revenue in accordance with U.S. GAAP and Adjusted EBITDA as the relevant segment performance measures to evaluate the performance of the segments and allocate resources. The impact of the organizational changes on the Company’s operating segments, reportable segments and reporting units will be reflected in the Company’s financial statements as of and for the three months ending March 31, 2021. Prior year segment information will be reclassified to conform to the reporting structure change.

Repayment and Termination of Existing Credit Agreement

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. In addition to the payment of the Credit Agreement, the Company settled the outstanding warrants associated with the debt for $13.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2020 excludes an assessment of the internal control over financial reporting of EVH Passport, consolidated on September 1, 2020.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

As disclosed in Part II-Item 9A-Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, during fiscal 2019 we identified material weaknesses in internal control related to inadequate user access role definitions within certain instances of one of our claims processing systems due to inadequate segregation of duties, inadequate controls over the set-up and modifications of claims data, and lack of evidence of the operation of controls over claims data received from certain third-party service providers. None of the control deficiencies resulted in any adjustments to our 2019 annual or interim 2020 consolidated financial statements.

During fiscal year 2020, management implemented our previously disclosed remediation plan as described in the Remediation of Material Weakness in Internal Controls over Financial Reporting section, below. We have completed execution of our remediation plan and successfully remediated the material weaknesses in internal control over financial reporting as of December 31, 2020.

Remediation of Material Weaknesses in Internal Controls over Financial Reporting

During the year ended December 31, 2020, management designed and implemented enhanced procedures to remediate the deficiencies in our internal control over financial reporting that resulted in the material weaknesses. These remediation efforts included the following:

•System enhancements, implementation of role-based access, and updated polices and control procedures related to user access role definitions and segregation of duties within certain instances of one of our claims processing systems;
•Expanded controls and/or applied other appropriate procedures to address the design and operation of internal controls related to the set-up and modification of claims data; and
•Enhanced monitoring processes and internal controls related to claims data received from certain third-party service providers.

During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result we have concluded the material weaknesses have been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evolent Health, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at EVH Passport, which was a voting interest entity consolidated on September 1, 2020, and whose financial statements constitute 13% and 14% of total assets and total liabilities, respectively, and 3% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at EVH Passport.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
February 25, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 10, 2021, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2020 (the “2021 Proxy Statement”).
The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Information about our Executive Officers” in this Annual Report on Form 10-K and our 2021 Proxy Statement.
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
Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to our 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to our 2021 Proxy Statement.

PART IV
Item 15. Exhibits

(a) The following documents are filed as part of this report:

(1) The following financial statements of the registrant and report of independent registered public accounting firm are included of Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consent of Previous Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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

3.2	Third Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on December 14, 2020, and incorporated herein by reference

4.1
Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference

4.2
Registration Rights Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

4.3
Indenture dated as of December 5, 2016, between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference

4.4
Form of 2.00% Convertible Senior Notes due 2021, filed as Exhibit A to the Indenture (Item 4.3 above), which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2016, and incorporated herein by reference

4.5
Indenture dated as of October 22, 2018, between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference

4.6
Form of 1.50% Convertible Senior Notes due 2025, filed as Exhibit A to the Indenture (Item 4.5 above), which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference

4.7
Registration Rights Agreement, dated May 24, 2019, by and between Evolent Health, Inc. and Momentum Health Group, LLC, filed as exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on May 28, 2019, and incorporated herein by reference.

4.8	Description of Registrant’s Securities, filed as exhibit 4.8 to the Company’s Report on Form 10-K filed with the SEC on March 2, 2020, and incorporated herein by reference.

4.9*
Indenture, dated as of August 19, 2020, by and between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K with the SEC on August 25, 2020, and incorporated herein by reference

4.10*
Form of 3.50% Convertible Senior Note due 2024 (included as Exhibit A to Exhibit 4.1), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K with the SEC on August 25, 2020, and incorporated herein by reference

10.1
Third Amended and Restated Operating Agreement of Evolent Health LLC, dated as of June 4, 2015, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.2
Income Tax Receivables Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC and certain stockholders of Evolent Health, Inc., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.3
Exchange Agreement, dated June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC, TPG Eagle Holdings, L.P., The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.4*
Exchange Agreement, dated October 1, 2018, by and among Evolent Health, Inc., Evolent Health LLC and certain holders of Class B common units in Evolent Health LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2018, and incorporated herein by reference

10.5
Amended and Restated Master Investors’ Rights Agreement among Evolent Health Holdings, Inc., Evolent Health LLC and the Investors named therein, dated as of January 6, 2014, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.6
Stockholders Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P., TPG Eagle Holdings, L.P., UPMC and The Advisory Board Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.7	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.8+
Amendment No. 1 to the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.9+
Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference

10.10+
Amendment to the Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2018, and incorporated herein by reference

10.11+
Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.12+
Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.13+
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc., 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.14+
Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference

10.15+
Consulting Agreement by and between Evolent Health LLC and NCP, Inc., dated as of March 12, 2014, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.16†
Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.17†
Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.18
Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.19
Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of July 31, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.20
First Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of March 1, 2013, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.21
Second Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of April 1, 2014, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference

10.22
Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference

10.23+
Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference

10.24+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated herein by reference

10.25+
Form of Leveraged Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019, and incorporated herein by reference

10.26*
Asset Purchase Agreement, dated July 16, 2020, by and among Passport Health Plan, Inc., Evolent Health LLC, and Molina Healthcare, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q with the SEC on August 7, 2020, and incorporated herein by reference

10.27
Cooperation Agreement, dated December 21, 2020, by and among Evolent Health, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest XI, LP, Engaged Capital Special Situation Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital LLC, Engaged Capital Holdings, LLC and Glenn W. Welling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020, and incorporated by reference herein

10.28+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Frank Williams, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein

10.29+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Seth Blackley, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein

10.30+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. John Johnson, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein

10.31+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Jonathan Weinberg, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein

10.32+	Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Steve Tutewohl

16.1
Letter from PricewaterhouseCoopersLLP, dated April 9, 2019, filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2019, and incorporated herein by reference.

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

Dated: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Blackley	Chief Executive Officer and Director	February 25, 2021
Seth Blackley	(Principal Executive Officer)

/s/ John Johnson	Chief Financial Officer	February 25, 2021
John Johnson	(Principal Financial Officer)

/s/ Aammaad Shams	Corporate Controller	February 25, 2021
Aammaad Shams	(Principal Accounting Officer)

/s/ Frank Williams	Executive Chair, Director	February 25, 2021
Frank Williams

/s/ Michael D’Amato	Director	February 25, 2021
Michael D’Amato

/s/ Craig Barbarosh	Director	February 25, 2021
Craig Barbarosh

/s/ M. Bridget Duffy	Director	February 25, 2021
M. Bridget Duffy, MD

/s/ David Farner	Director	February 25, 2021
David Farner

/s/ Peter Grua	Director	February 25, 2021
Peter Grua

/s/ Diane Holder	Director	February 25, 2021
Diane Holder

/s/ Kim Keck	Director	February 25, 2021
Kim Keck

/s/ Cheryl Scott	Director	February 25, 2021
Cheryl Scott