Form 10-Q
period 2021-03-31
Evolent Health, Inc.
filed 2021-05-06
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 3, 2021, there were 86,930,683 shares of the registrant’s Class A common stock outstanding.

1

Evolent Health, Inc.

2

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

i

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
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including the acquisitions of Valence Health Inc., excluding Cicerone Health Solutions, Inc., Aldera Holdings, Inc., New Century Health, and Passport, which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;
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
•material weaknesses in the future may impact our ability to conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements;
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
ii

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

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  Our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), subsequent Quarterly Reports on Form 10-Q and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$236,032	$319,002
Restricted cash and restricted investments	53,479	14,374
Accounts receivable, net (1)	185,103	124,064
Prepaid expenses and other current assets (1)	33,696	56,295
Current assets of discontinued operations	—	33,914
Total current assets	508,310	547,649
Restricted cash and restricted investments	14,258	6,654
Investments in and advances to equity method investees	4,909	6,498
Property and equipment, net	84,439	86,240
Right-of-use assets - operating	53,686	57,799
Prepaid expenses and other noncurrent assets, net of allowances (1)	6,218	5,773
Contract cost assets	25,322	26,687
Intangible assets, net	259,420	264,992
Goodwill	349,022	349,029
Non-current assets of discontinued operations	—	20,379
Total assets	$1,305,584	$1,371,700
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (1)	$78,574	$31,975
Accrued liabilities (1)	61,069	73,242
Short-term debt, net of discount	26,606	26,557
Operating lease liability - current	7,539	7,357
Accrued compensation and employee benefits	19,360	47,163
Deferred revenue	13,367	10,187
Reserve for claims and performance - based arrangements (1)	207,993	178,827
Current liabilities of discontinued operations	—	27,986
Total current liabilities	414,508	403,294
Long-term debt, net of discount	202,132	263,343
Other long-term liabilities	10,269	22,081
Operating lease liabilities - noncurrent	60,292	62,526
Deferred tax liabilities, net	1,085	679
Non-current liabilities from discontinued operations	—	177
Total liabilities	688,286	752,100
Commitments and Contingencies (See Note 10)
Shareholders' Equity (Deficit)
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 86,778,341 and 85,894,450 shares issued, respectively	868	859
Additional paid-in-capital	1,236,847	1,229,320
Accumulated other comprehensive income (loss)	(309)	(278)
Retained earnings (accumulated deficit)	(598,985)	(589,178)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	617,298	619,600
Total liabilities and shareholders' equity (deficit)	$1,305,584	$1,371,700
(1) See Note 19 for amounts attributable to unconsolidated related parties included in these line items.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenue
Transformation services (1)	$345	$5,238
Platform and operations services (1)	214,726	215,994
Total revenue	215,071	221,232

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	157,832	175,629
Selling, general and administrative expenses (1)	58,591	52,087
Depreciation and amortization expenses	15,187	15,978
Loss on disposal of assets	—	6,447
Change in fair value of contingent consideration and indemnification asset	(594)	(3,818)
Total operating expenses	231,016	246,323
Operating loss	(15,945)	(25,091)
Interest income	123	770
Interest expense	(6,337)	(6,281)
Impairment of equity method investments	—	(47,133)
Gain (loss) from equity method investees	7,783	(412)
Gain on transfer of membership	22,969	—
Loss on repayment of debt	(19,158)	—
Other expense, net	(14)	(70)
Loss from continuing operations before income taxes	(10,579)	(78,217)
Provision for income taxes	611	270
Loss from continuing operations	(11,190)	(78,487)
Gain (loss) from discontinued operations, net of tax (2)	1,383	(265)
Net loss	(9,807)	(78,752)
Net loss attributable to non-controlling interests	—	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(9,807)	$(78,752)

Loss per common share
Basic and diluted
Continuing operations	$(0.13)	$(0.93)
Discontinued operations	0.01	—
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.12)	$(0.93)

Weighted-average common shares outstanding
Basic and diluted	84,670	84,793

Comprehensive loss
Net loss	$(9,807)	$(78,752)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(31)	(153)
Total comprehensive loss	(9,838)	(78,905)
Total comprehensive loss attributable to non-controlling interests	—	—
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(9,838)	$(78,905)
————————
(1)See Note 19 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $1.9 million gain on disposal of discontinued operations for the three months ended March 31, 2021.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands)

	For the Three Months Ended March 31, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)		Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	85,895	$859	$1,229,320	$(278)		$(589,178)	$(21,123)	$619,600	$—	$619,600

Stock-based compensation expense	—	—	3,706	—		—	—	3,706	—	3,706
Exercise of stock options	594	6	6,512	—		—	—	6,518	—	6,518
Restricted stock units vested, net of shares withheld for taxes	290	3	(2,691)	—		—	—	(2,688)	—	(2,688)
Foreign currency translation adjustment	—	—	—	(31)		—	—	(31)	—	(31)
Net loss	—	—	—	—		(9,807)	—	(9,807)	—	(9,807)

Balance as of March 31, 2021	86,779	$868	$1,236,847	$(309)		$(598,985)	$(21,123)	$617,298	$—	$617,298

	For the Three Months Ended March 31, 2020
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)		Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	84,589	$846	$1,173,708	$(234)		$(251,962)	$—	$922,358	$6,689	$929,047

Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—		(2,970)	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	3,508	—		—	—	3,508	—	3,508
Exercise of stock options	8	1	83	—		—	—	84	—	84
Restricted stock units vested, net of shares withheld for taxes	237	2	(1,190)	—		—	—	(1,188)	—	(1,188)
Class A common stock issued for Passport earn-out	428	4	3,496	—	—	—	—	3,500	—	3,500
Class A common stock issued for GlobalHealth, Inc. earn-out	188	2	683	—	—	—	—	685	—	685
Disposal of assets	—	—	—	—		—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	(153)		—	—	(153)	—	(153)
Net loss	—	—	—	—		(78,752)	—	(78,752)	—	(78,752)

Balance as of March 31, 2020	85,450	$855	$1,180,288	$(387)		$(333,684)	$—	$847,072	$—	$847,072

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows Used In Operating Activities
Net loss	$(9,807)	$(78,752)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	(594)	(3,818)
(Gain) loss on disposal of assets	(1,904)	6,447
(Gain) loss from equity method investees	(7,783)	412
Depreciation and amortization expenses	15,347	16,138
Impairment of equity method investments	—	47,133
Stock-based compensation expense	3,706	3,508
Deferred tax (benefit) provision	(59)	58
Amortization of contract cost assets	3,055	5,614
Amortization of deferred financing costs	4,370	3,009
Gain on transfer of membership	(22,969)	—
Loss on repayment of debt	19,158	—
Bad debt expense	2,407	495
Other current operating cash outflows, net	(66)	(621)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(63,233)	(36,649)
Prepaid expenses and other current and non-current assets	1,037	1,459
Contract cost assets	(1,690)	(3,326)
Accounts payable	9,395	11,068
Accrued liabilities	(9,698)	(678)
Accrued compensation and employee benefits	(28,014)	(18,143)
Deferred revenue	2,684	(2,623)
Reserve for claims and performance-based arrangements	32,501	27,860
Right-of-use operating assets	2,840	6,695
Operating lease liabilities	(771)	(5,920)
Other long-term liabilities	1,925	93
Net cash and restricted cash used in operating activities	(48,163)	(20,541)
Cash Flows Provided by (Used In) Investing Activities
Cash paid for asset acquisitions	(1,472)	—
Proceeds from transfer of membership and release of Passport escrow	42,996	—
Principal repayment of implementation funding loan and regulatory and capital requirements	—	(400)
Disposal of non-strategic assets and divestiture of discontinued operations, net	3,490	(2,287)
Return of equity method investments	9,372	—
Purchases of investments	(2,994)	(1,338)
Maturities and sales of investments	500	618
Investments in internal-use software and purchases of property and equipment	(5,941)	(7,400)
Net cash and restricted cash provided by (used in) investing activities	45,951	(10,807)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	39,005	33,678
Repayment and termination of Credit Agreement including settlement of warrants.	(98,420)	—
Proceeds from stock option exercises	6,518	84
Taxes withheld and paid for vesting of restricted stock units	(2,687)	(1,188)
Net cash and restricted cash (used in) provided by financing activities	(55,584)	32,574
See accompanying Notes to Consolidated Financial Statements

	For the Three Months Ended March 31,
	2021	2020
Effect of exchange rate on cash and cash equivalents and restricted cash	1	41
Net increase (decrease) in cash and cash equivalents and restricted cash	(57,795)	1,267
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	361,564	128,531
Cash and cash equivalents and restricted cash as of end-of-period (1)	$303,769	$129,798
————————
(1)As a result of the closing of the sale of True Health SPA, the consolidated statements of operations, consolidated balance sheets, and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations for all periods presented. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for all periods presented. See Note 5.
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

The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Effective during the first quarter of 2021, the Company bifurcated its previous Services segment into two segments. The Company’s Evolent Health Services segment (“EHS”) includes our administrative simplification solution and certain supporting population health infrastructure. Our Clinical Solutions segment includes our specialty management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands. Refer to Note 21 for a further discussion of our operating results by segment.

Since its inception, the Company has incurred losses from operations. As of March 31, 2021, the Company had unrestricted cash and cash equivalents of $236.0 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

The Company’s headquarters is located in Arlington, Virginia.

Evolent Health LLC Governance

Our operations are conducted through Evolent Health LLC and subsequent to the offering reorganization at the time of our initial public offering (the “Offering Reorganization”), the financial results of Evolent Health LLC were consolidated in the financial statements of Evolent Health, Inc. Evolent Health, Inc. is a holding company whose only business is to act as the sole managing member of Evolent Health LLC. As such, it controls Evolent Health LLC’s business and affairs and is responsible for the management of its business.

Issuances of Common Units

Evolent Health LLC may only issue Class A common units to us, as the sole managing member of Evolent Health LLC. Class B common units may be issued only to persons or entities we permit. Such issuances of Class B common units shall be made in exchange for cash or other consideration. Class B common units may not be transferred as Class B common units except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the third amended and restated operating agreement of Evolent Health LLC. Any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock. As of March 31, 2021 and 2020, there are no Class B common units outstanding.

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2020, has been derived from audited financial statements as of that date. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2020 Form 10-K.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	March 31, 2021	December 31, 2020 (1)
Collateral for letters of credit for facility leases (2)	$3,510	$3,510
Collateral with financial institutions (3)	12,347	4,743
Claims processing services (4)	51,132	12,064
Other	748	1,327
Total restricted cash and restricted investments	$67,737	$21,644

Current restricted cash	53,479	14,374
Total current restricted cash and restricted investments	$53,479	$14,374

Non-current restricted cash	14,258	6,654
Total non-current restricted cash and restricted investments	$14,258	$6,654
————————
(1)Amounts exclude $0.6 million of non-current restricted investments and $0.1 million of current restricted cash from claims processing services reclassified to discontinued operations as of December 31, 2020.
(2)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 12 for further discussion of our lease commitments.
(3)Represents collateral held with financial institutions for risk-sharing and other arrangements. As of March 31, 2021 and December 31, 2020, approximately $12.3 million and $4.7 million, respectively, of the collateral amounts were held in a FDIC participating bank account. See Note 18 for discussion of fair value measurement and Note 11 for discussion of our risk-sharing arrangements.
(4)Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands).

	March 31,
	2021	2020
Cash and cash equivalents	$236,032	$67,944
Restricted cash and restricted investments	67,737	62,671
Restricted investments included in restricted cash and restricted investments	—	(817)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$303,769	$129,798
————————
(1)As a result of the closing of the sale of True Health SPA, the consolidated statements of operations, consolidated balance sheets, and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations for all periods presented. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for all periods presented. See Note 5.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. Following the sale of True Health, the Company has three reporting units and our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 9 for additional discussion regarding the goodwill impairment tests conducted during 2021 and 2020.

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

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the asset’s carrying value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group exceed the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. See Note 9 for additional discussion regarding our intangible assets.

Reserves for Claims and Performance-based Arrangements

Reserves for performance-based arrangements and claims reflect estimates of payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

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

Refer to Note 12 for additional lease disclosures.

Revenue Recognition

We derive revenue from two sources: (1) transformation services and (2) platform and operations services. Transformation services consist of implementation services whereby we assist the customer in launching its population health or health plan programs, or implement certain platform and operations services. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. Platform and operations services generally include multi-year arrangements with customers to provide various population health, health plan operations, specialty care management and claims processing services on an ongoing basis, as well as transition or run-out services to customers receiving primarily TPA services. Revenue is recognized when control of the services is transferred to our customers.

We use the following 5-step model, outlined in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), to determine revenue recognition from our contracts with customers:

• Identify the contract(s) with a customer
• Identify the performance obligations in the contract
• Determine the transaction price
• Allocate the transaction price to performance obligations
• Recognize revenue when (or as) the entity satisfies a performance obligation

See Note 6 for further discussion of our policies related to revenue recognition.

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

Note 3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, contract assets, held-to-maturity securities, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model.  The new standard results in earlier recognition of credit losses based on past events, current conditions, and reasonable and supportable forecasts.  The standard is effective for entities with fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted the requirements of this standard effective January 1, 2020 using the modified retrospective approach and recorded a cumulative effect adjustment of $3.0 million to January 1, 2020 retained earnings (accumulated deficit). Results for reporting periods beginning January 1, 2020 reflect the adoption of ASU 2016-13, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting practices. In our previous accounting policy for trade receivables and non-trade receivables, we maintained an allowance for doubtful accounts based solely on specific identification. Under the new accounting standard, we maintain our specific identification process but utilize several factors to develop historical losses reserves, including aging schedules, customer creditworthiness, and historical payment experience, which are then adjusted for current conditions and reasonable and supportable forecasts in measurement of the allowance.  In addition, for customer advances and certain off-balance sheet credit exposures, we evaluate the allowance through a discounted cash flow approach.  For held-to-maturity investment securities, we evaluate (i) historical information adjusted for current conditions and reasonable and supportable forecasts and (ii) qualitative factors to determine whether the zero-loss expectation exception applies. Refer to Note 7 for additional disclosures related to current expected credit losses.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The amendments in the ASU remove certain exceptions to the intraperiod tax allocation of losses and gains from different financial statement components and to the method of recognizing income taxes on interim period losses, and the recognition of deferred tax liabilities for outside basis differences. In addition, the new guidance simplifies aspects of the accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this standard starting in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.

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

As part of the consolidation, the Company recorded assets primarily consisting of cash and cash equivalents and restricted cash and cash equivalents of $159.8 million, available for sale securities of $88.6 million, receivables related to unsettled sales of securities of $43.0 million and other assets of $50.2 million and total liabilities primarily comprised of reserve for claims and performance-based arrangements of $164.8 million and accrued liabilities of $50.0 million. Subsequent to winddown activities, any remaining capital will be distributed to the Company subject to regulatory approval from the Kentucky Department of Insurance. In addition, the Passport Note was eliminated upon consolidation, and as of December 31, 2020, the outstanding principal balance of the $40.0 million Passport Note was repaid in full by EVH Passport including approximately $3.6 million of accrued interest.

During the three months ended March 31, 2021, EVH Passport received a cash payment from Molina in the amount of $23.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. The foregoing amount represents 50% of the payment that EVH Passport is eligible to receive based on the number of such enrollees. The remaining 50% will be payable in the first quarter of 2022 subject to the satisfaction of certain contingencies.

Note 5. Discontinued Operations

On January 11, 2021, Evolent Health LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into a Stock Purchase Agreement (the “True Health SPA”) with Bright Health Management, Inc. (“Bright HealthCare”), pursuant to which EH Holdings agreed to sell all of its equity interests in True Health to Bright HealthCare. Closing of the transactions contemplated by the True Health SPA occurred on March 31, 2021 and the Company will have no continuing involvement with True Health subsequent to the closing except an existing services agreement for claims processing and other health plan administrative functions.

As of March 31, 2021, the Company determined that True Health met the discontinued operations criteria under ASC 360, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as held for sale and are not included in continuing operations in the consolidated financial statements.
The following table summarizes the results of operations of the Company’s True Health business, which are included in loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020
Revenue
Platform and operations	38	240
Premiums	44,795	32,147
Total revenue	44,833	32,387

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	5,885	3,295
Claims expenses	33,954	23,667
Selling, general and administrative expenses (2)	5,764	5,675
Depreciation and amortization expenses	160	160
Total operating expenses	45,763	32,797
Operating loss	(930)	(410)
Interest income	112	149
Interest expense	(4)	(4)
Other loss	(25)	—
Loss before income taxes and non-controlling interests	(847)	(265)
Benefit for income taxes	(326)	—
Net loss	$(521)	$(265)
————————
(1)Cost of revenue includes $2.8 million and $3.1 million of intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions for the three months ended March 31, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses includes $1.1 million and $3.1 million of intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions for the three months ended March 31, 2021 and 2020, respectively.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) operating activities	$5,002	$2,745
Cash flows provided by (used in) investing activities	(2,494)	(721)

The following table summarizes the current and long-term assets and liabilities of the discontinued True Health business in the consolidated balance sheets at December 31, 2020:

December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$21,488
Restricted cash and restricted investments	63
Accounts receivable, net	3,437
Prepaid expenses and other current assets	5,198
Investments, at amortized cost	3,728
Total current assets	33,914
Restricted cash and restricted investments	616
Investments, at amortized cost	10,919
Prepaid expenses and other noncurrent assets, net of allowances	59
Intangible assets, net	3,080
Goodwill	5,705
Total assets	$54,293

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable (1)	93
Accrued liabilities	11,265
Accrued compensation and employee benefits	1,115
Deferred revenue	4,140
Reserve for claims and performance-based arrangements	9,858
Total current liabilities	26,471
Other long-term liabilities	128
Deferred tax liabilities, net	49
Total liabilities	$26,648
————————
(1)Accounts payable exclude $1.5 million between the Company and True Health related an existing services agreement for claims processing and other health plan administrative functions as of December 31, 2020.

Note 6. Revenue Recognition

We derive revenue from two sources: (1) transformation services and (2) platform and operations services.

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

Platform and Operations Services Revenue
Platform and operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions. In our Clinical Solutions segment, our solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services. In our Evolent Health Services segment, our solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.

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

In our Clinical Solutions segment, we enter into capitation arrangements that may include performance-based arrangements and/or gainshare features. We recognize capitation revenue on a gross basis when we have established effective control over the services within our scope and recognize capitation revenue on a net basis when we do not have effective control over the services within our scope.
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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market (in thousands):

	Evolent Health Services		Clinical Solutions
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020
Medicaid	$60,929	$58,445	$43,339	$60,462
Medicare	8,338	15,185	85,783	62,354
Commercial and other	15,571	22,747	1,111	2,039
Total	$84,838	$96,377	$130,233	$124,855

Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $80.6 million of transaction price to performance obligations that are unsatisfied as of March 31, 2021. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 50% and 84% of these remaining performance obligations by December 31, 2021 and December 31, 2022, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

Contract Balances

Contract balances consist of accounts receivable, contract assets and deferred revenue. Contract assets are recorded when the right to consideration for services is conditional on something other than the passage of time. Contract assets relating to unbilled receivables are transferred to accounts receivable when the right to consideration becomes unconditional. We classify contract assets as current or non-current based on the timing of our rights to the unconditional payments. Our contract assets are generally classified as current and recorded within prepaids and other current assets on our consolidated balance sheets. Our current accounts receivables are classified within accounts receivable, net on our consolidated balance sheets and our non-current accounts receivable are classified within prepaid expenses and other non-current assets on our consolidated balance sheets.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2021	December 31, 2020 (1)
Short-term receivables (2)	$180,408	$124,064
Long-term receivables (2)	4,634	4,554
Short-term contract assets	190	329
Short-term deferred revenue	13,367	10,187
Long-term deferred revenue	5,415	3,593
————————
(1)Amounts exclude $3.4 million of short-term receivables and $4.1 million of short-term deferred revenue reclassified to discontinued operations as of December 31, 2020.
(2)Excludes pharmacy claims receivable and premiums receivable

Changes in contract assets and deferred revenue for the three months ended March 31, 2021 are as follows (in thousands):

Contract assets
Balance as of beginning of period	$329
Reclassification to receivables, as the right to consideration becomes unconditional	(143)
Contract assets recognized, net of reclassification to receivables	4
Balance as of end of period	$190

Deferred revenue
Balance as of beginning-of-period	$17,920
Reclassification to revenue, as a result of performance obligations satisfied	(7,959)
Cash received in advance of satisfaction of performance obligations	8,821
Balance as of end of period	$18,782

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous period was $13.2 million for the three months ended March 31, 2021, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2021 and December 31, 2020, the Company had $4.1 million and $3.3 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2021 and December 31, 2020, the Company had $21.2 million and $23.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $2.7 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advances for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three months ended March 31, 2021. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods, and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three months ended March 31, 2021.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets at March 31, 2021, 64% were current, 24% were past due less than 60 days, with 32% past due less than 120 days. At March 31, 2021, we reported $211.0 million of accounts receivable, certain non-trade accounts receivable included in prepaids and other assets on the consolidated balance sheet and contract assets, net of allowances of $9.4 million. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Balance as of beginning of period	$(7,056)	$(41)
Cumulative transition adjustment	—	(2,815)
Provision for credit losses	(2,327)	(1,001)
Recoveries	—	447
Balance as of end of period	$(9,383)	$(3,410)

Note 8. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	March 31, 2021	December 31, 2020
Computer hardware	$19,454	$18,866
Furniture and equipment	3,553	3,559
Internal-use software development costs	142,539	137,085
Leasehold improvements	15,577	15,586
Total property and equipment	181,123	175,096
Accumulated depreciation and amortization expenses	(96,684)	(88,856)
Total property and equipment, net	$84,439	$86,240

The Company capitalized $5.5 million and $7.3 million of internal-use software development costs for the three months ended March 31, 2021 and 2020, respectively. The net book value of capitalized internal-use software development costs was $74.1 million and $75.3 million as of March 31, 2021 and December 31, 2020, respectively.

Depreciation expense related to property and equipment was $7.8 million and $6.8 million for the three months ended March 31, 2021 and 2020, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.7 million and $5.6 million, respectively.

Note 9. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Subsequent to the sale of True Health, the Company has three reporting units, each with discrete financial information. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2021. We will perform our annual impairment test as of October 31, 2021.

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

During May 2020, the CHFS announced that EVH Passport was not awarded a Kentucky managed Medicaid contract for the next contract period and the Passport Medicaid Contract would expire on December 31, 2020. As a result of this announcement, the Company determined there were events or changes in circumstances since its 2019 annual goodwill impairment test that indicated it was more likely than not that the fair value of one of its two reporting units in the EHS segment was less than the reporting unit’s carrying amount triggering an interim quantitative assessment.

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

During the Company’s annual impairment analysis as of October 31, 2020, the Company concluded that previous impairment charges of $199.8 million and $215.1 million recorded during the three months ended December 31, 2019 and June 30, 2020, respectively, in one of our two reporting units in the EHS segment left that specific reporting unit with a limited fair value cushion. Therefore, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for that specific reporting unit. This election does not preclude management from performing the qualitative assessment in any subsequent period. For the remaining reporting units, after assessing the totality of events and circumstances including the results of our previous valuations, the minimal impacts of the Passport loss and COVID-19, the Company does not believe that an event occurred or circumstances changed during the period under consideration that would, more likely than not, reduce the fair value of any reporting unit below their carrying amount. Therefore, the Company concluded that the quantitative assessment was not required.

In performing our October 31, 2020 impairment test for one of the specific reporting units referenced above, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. As of October 31, 2020, we determined that the specific reporting unit had an estimated fair value greater than its carrying value and as a result, goodwill is not impaired.

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

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2020 (1)	$214,354	$134,675	$349,029
Foreign currency translation	(7)	—	(7)
Balance as of March 31, 2021	$214,347	$134,675	$349,022

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2019 (1)	$437,389	$134,675	$572,064
Goodwill disposal (2)	(2,200)	—	(2,200)
Foreign currency translation	(67)	—	(67)
Balance as of March 31, 2020	$435,122	$134,675	$569,797
————————
(1)Net of cumulative inception to date impairment of $575.5 million and $360.4 million as of December 31, 2020 and 2019, respectively.
(2)Goodwill written-off upon disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	March 31, 2021				December 31, 2020
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	12.9	$23,300	$6,616	$16,684	13.2	$23,300	$6,271	$17,029
Customer relationships	15.9	278,519	61,305	217,214	16.2	278,519	57,716	220,803
Technology	1.6	82,922	66,158	16,764	1.8	82,922	63,507	19,415
Below market lease, net	2.1	1,218	799	419	2.3	1,118	648	470
Provider network contracts	2.8	13,947	5,608	8,339	2.9	12,175	4,900	7,275
Total intangible assets, net		$399,906	$140,486	$259,420		$398,034	$133,042	$264,992
————————
(1)Amounts exclude $2.2 million and $0.9 million of customer relationships and provider network contracts, net of accumulated amortization, with weighted average remaining useful lives of 15 years and 10 months reclassified to discontinued operations as of December 31, 2020.

Amortization expense related to intangible assets for the three months ended March 31, 2021 and 2020, was $7.5 million and $9.3 million, respectively.

Future estimated amortization of intangible assets (in thousands) as of March 31, 2021, is as follows:

2021	$21,137
2022	24,629
2023	22,325
2024	16,441
2025	15,736
Thereafter	159,152
Total future amortization of intangible assets	$259,420

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three months ended March 31, 2021, that would require an impairment test for our intangible assets.

Note 10. Long-term Debt

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $1.0 million for the three months ended March 31, 2021.

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

The option to settle the 2024 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2024 Notes into a debt component and an equity component. The debt component was determined to be $78.9 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $38.1 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the fair value of the debt component. Issuance costs of $1.7 million and $1.3 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $38.1 million, $1.7 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2024 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. The Company recorded $1.9 million of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component for the three months ended March 31, 2021.

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

The Senior Credit Facilities contained customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company was required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default had occurred, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the agreement. The Company recorded $0.6 million in interest expense related to the amortization of the debt discount and the issuance costs for the three months ended March 31, 2020.

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

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. As a result of this transaction, the Company recorded loss on the repayment of debt of $19.2 million, representing the remaining unamortized debt issuance costs of $9.5 million, the make-whole premium and $35 thousand of legal expenses.

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

On January 8, 2021, the Company settled the outstanding warrants associated with the Credit Agreement for $13.7 million.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million and related to the 2025 Notes for the three months ended March 31, 2021 and 2020, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. For the three months ended March 31, 2021 and 2020, the Company recorded $2.4 million and $2.2 million, respectively, in interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase all or part of their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental repurchase date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.1 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. We recorded non-cash interest expense related to the amortization of deferred financing costs of $49.0 thousand and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

Convertible Senior Notes Carrying Value

The 2025 Notes, 2024 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of March 31, 2021. However, the 2025 Notes, 2024 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2025 Notes, 2024 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt (in thousands):

	March 31, 2021	December 31, 2020
2024 Notes
Carrying value	$83,369	$81,462
Unamortized debt discount and issuance costs	33,682	35,589
Principal amount	$117,051	$117,051
Remaining amortization period (years)	3.7	3.9
Fair value	$160,009	$153,220

2025 Notes
Carrying value	$118,763	$116,349
Unamortized debt discount and issuance costs	53,737	56,151
Principal amount	$172,500	$172,500
Remaining amortization period (years)	4.5	4.8
Fair value	$159,744	$147,488

2021 Notes
Carrying value	$26,606	$26,557
Unamortized issuance costs	131	180
Principal amount	$26,737	$26,737
Remaining amortization period (years)	0.7	0.9
Fair value	$27,272	$26,470

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of March 31, 2021 and December 31, 2020, the Company established irrevocable standby letters of credit with a bank for $15.0 million  and $7.4 million for the benefit of a regulatory authorities, real estate and risk-sharing agreements and, as such, held $15.0 million and $7.4 million in restricted cash and restricted investments as collateral as of both March 31, 2021 and December 31, 2020, respectively. The letters of credit have current expiration dates between October 2021 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three months ended March 31, 2021, and 2020 respectively.

Guarantees

In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of March 31, 2021, no amounts have been funded under this guarantee.

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

At the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred to Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business is officially transferred to Molina.

The following summarizes premiums and claims assumed under the Reinsurance Agreements (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Reinsurance premiums assumed	$8,845	$—
Reinsurance premiums ceded	—	—
Claims assumed	10,494	—
Claims ceded	—	—
Claims-related administrative expenses	545	—
Increase in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	(2,194)	—
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	4,002	—
Impact of consolidation on payable for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	—
Reinsurance payments paid (received)	—	—
Payable for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$1,808	$—

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020, and a second amended complaint was filed on June 8, 2020. The case, Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, Christie Spencer, and Steven Wigginton, alleges that the Company’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the second amended complaint, and the Eastern District of Virginia granted in part and denied in part the motion on March 24, 2021. The Company and Plaintiffs then filed separate motions to reconsider that are pending. While the scope of the allegations that remain is still unclear pending the court’s further decision, the case will proceed to discovery. Based on the Company’s investigation so far, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain, and at this stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

The Company is not aware of any other legal proceedings or claims as of March 31, 2021, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2021, approximately 99.7% of our $303.8 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks and approximately 0.3% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partner who represented at least 10.0% of our consolidated trade accounts receivable as of the dates presented:

	March 31, 2021	December 31, 2020
Cook County Health and Hospitals System	44.5%	61.5%
Florida Blue Medicare, Inc	14.6%	*
Neighborhood Health Plan of Rhode Island	11.2%	*
————————
*     Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the periods presented:

	For the Three Months Ended March 31,
	2021	2020 (1)
Cook County Health and Hospitals Systems	28.8%	21.5%
Florida Blue Medicare, Inc.	14.7%	*
Passport	*	25.3%
————————
(1)The denominator excludes $44.8 million and $32.1 million of True Health premium revenue reclassified to discontinued operations for the three months ended March 31, 2021 and 2020, respectively.
*     Represents less than 10.0% of the respective balance

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with any significant partner or multiple partners in the aggregate could have a material adverse effect on the Company's financial condition and results of operations.

Note 12. Leases

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

In connection with various lease agreements, the Company is required to maintain $3.5 million in letters of credit. As of both March 31, 2021 and December 31, 2020, the Company held $3.5 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of March 31, 2021 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	10.8	$37,911	$1,579
Riverside, IL	10.0	43,789	232
Pune, India	2.5	2,083	—
Brea, CA	1.2	1,287	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating lease cost	$4,818	$3,056
Amortization of right-of-use assets	—	149
Interest expense	—	2
Variable lease cost	1,321	1,052
Total lease cost	$6,139	$4,259

Maturity of lease liabilities (in thousands) as of March 31, 2021, is as follows:

Operating lease expense
2021	8,844
2022	9,843
2023	8,650
2024	8,378
2025	8,145
Thereafter	47,760
Total lease payments	91,620
Less:
Interest	23,789
Present value of lease liabilities	$67,831

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

March 31, 2021
Weighted average discount rate	6.42%
Weighted average remaining lease term	9.3

Note 13. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Loss from continuing operations	$(11,190)	$(78,487)
Gain (loss) from discontinued operations, net of tax	1,383	(265)
Net loss	(9,807)	(78,752)
Less:
Net loss attributable to non-controlling interests	—	—
Net loss available for common shareholders - basic and diluted	$(9,807)	$(78,752)

Weighted-average common shares outstanding - basic and diluted	84,670	84,793

Loss per common share
Basic and diluted
Continuing operations	$(0.13)	$(0.93)
Discontinued operations	0.01	—
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.12)	$(0.93)

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Three Months Ended March 31,
	2021	2020
Restricted stock units ("RSUs"), performance-based RSUs and leveraged stock units ("LSUs")	1,531	199
Stock options	1,865	972
Convertible senior notes	12,696	10,361
Total	16,092	11,532

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Award Type
Stock options	$404	$750
Performance-based stock options	—	75
RSUs	1,974	1,856
LSUs	1,085	827
PSUs	243	—
Total compensation expense by award type	$3,706	$3,508

Line Item
Cost of revenue	$595	$392
Selling, general and administrative expenses	3,111	3,116
Total compensation expense by financial statement line item	$3,706	$3,508

No stock-based compensation was capitalized as software development costs for the three months ended March 31, 2021 and 2020.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
RSUs	939	976
PSUs	319	—
LSUs	—	380

Note 15. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax expense of $0.6 million and $0.3 million was recognized for both the three months ended March 31, 2021 and 2020, respectively, which resulted in effective tax rates of (5.8)% and (0.3)%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax expense recorded during the three months ended March 31, 2021 primarily relates to foreign taxes as well as an increase to those indefinite components from the tax amortization of goodwill.

As of December 31, 2020, the Company had unrecognized tax benefits of $0.7 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of March 31, 2021, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 11 above and “Part II - Item 8. Financial Statements and Supplementary Data - Note 14” in our 2020 Form 10-K for discussion of our TRA.

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

As of March 31, 2021 and December 31, 2020, the Company’s economic interests in its equity method investments ranged between 4% and 39%, and 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the (gain) losses from these investments was approximately $7.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $6.3 million and $59.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three Months Ended March 31,
	2021	2020
Non-controlling interests balance as of beginning of period	$—	$6,889
Reclassification of non-controlling interests	—	(6,889)
Non-controlling interests balance as of end of period	$—	$—

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (1)	$5,877	$—	$—	$5,877
Total fair value of assets measured on a recurring basis	$5,877	$—	$—	$5,877

Liabilities
Warrants (2)	$—	$—	$13,730	$13,730
Total fair value of liabilities measured on a recurring basis	$—	$—	$13,730	$13,730
(1) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of December 31, 2020.
(2) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 10.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three months ended March 31, 2021 and 2020, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
In conjunction with the Credit Agreement discussed in Note 10, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock. The fair value of the warrants was estimated based on the Black-Scholes model which incorporates the constant price variation of the stock, the time value of money, the option's strike price, and the time to the option's expiry. The significant unobservable inputs used in the fair value measurement of the warrants are the stock price volatility and annual risk free rate. A significant increase in the stock price or discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Balance as of beginning of period	$13,730	$16,975
Settlements	(13,730)	(3,500)
Realized and unrealized gains (losses), net	—	(6,375)
Balance as of end of period	$—	$7,100

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

See Note 10 for information regarding the fair value of the 2024 Notes, 2025 Notes and 2021 Notes.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	March 31, 2021	December 31, 2020
Assets
Accounts receivable, net	$8,615	$9,474
Prepaid expenses and other current assets	50	51
Prepaid expenses and other noncurrent assets, net of allowances	4,634	4,554

Liabilities
Accounts payable	$1,898	$2,509
Accrued liabilities	988	1,520
Reserve for claims and performance-based arrangements	202	435

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenue
Transformation services	$—	$1,700
Platform and operations services	15,575	74,079

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	493	3,247
Selling, general and administrative expenses	31	70

Note 20. Repositioning and Other Changes

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

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives. The Repositioning Plan is expected to continue through the fourth quarter of 2021.

The Company recorded approximately $5.4 million of repositioning costs in selling, general and administrative expenses during the three months ended March 31, 2021 in connection with the Repositioning Plan. The following tables provide a summary of our total costs associated with the Repositioning Plan for the three months ended March 31, 2021, by major type of cost:

	Incurred For the Three Months Ended March 31, 2021	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through March 31, 2021
Severance and termination benefits	$109	$2,500	$109
Office space consolidation	2,071	2,100	2,071
Professional services	3,200	4,475	4,475
Total	$5,380	$9,075	$6,655

Note 21. Segment Reporting

Commencing with the three months ended March 31, 2021, we define our reportable segments based on the way the CODM, the chief executive officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

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

Adjusted EBITDA is defined as net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses, adjusted to exclude equity method investment impairment, loss on extinguishment of debt, gain (loss) from equity method investees, gain (loss) on disposal of assets and consolidation, goodwill impairment, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net loss attributable to non-controlling interests, ASC 606 transition adjustments, purchase accounting adjustments, repositioning costs, stock-based compensation expense, severance costs, amortization of contract cost assets, shareholder advisory services, acquisition-related costs and discontinued operations.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands). Prior-year segment information (including segments total Adjusted EBITDA) has been restated to conform to the reporting structure change described in Note 1.

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated
Revenue
For the Three Months Ended March 31, 2021
Transformation services	$345	$—	$—	$345	$—	$345
Platform and operations services	84,941	130,223	(438)	214,726		214,726
Total revenue	$85,286	$130,223	$(438)	$215,071	$—	$215,071

For the Three Months Ended March 31, 2020
Transformation services	$5,238	$—	$—	$5,238	$—	$5,238
Platform and operations services	91,790	124,872	(668)	215,994		215,994
Total revenue	$97,028	$124,872	$(668)	$221,232	$—	$221,232

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Segments Total
For the Three Months Ended March 31, 2021
Adjusted EBITDA	$5,942	$15,976	$21,918	$(7,011)	$14,907

For the Three Months Ended March 31, 2020
Adjusted EBITDA	$4,768	$7,043	$11,811	$(7,935)	$3,876
————————
(1)Corporate includes various finance, human resources, legal, executive, and other corporate infrastructure expenses.

The following table presents our reconciliation of segments total Adjusted EBITDA to net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net loss attributable to common shareholders of Evolent Health, Inc.	$(9,807)	$(78,752)
Less:
Interest income	123	770
Interest expense	(6,337)	(6,281)
Provision for income taxes	(611)	(270)
Depreciation and amortization expenses	(15,187)	(15,978)
Equity method investment impairment	—	(47,133)
Gain on transfer of membership	22,969	—
Loss on repayment of debt, net	(19,158)	—
Gain (loss) from equity method investees	7,783	(412)
Gain (loss) on disposal of assets	—	(6,447)
Change in fair value of contingent consideration and indemnification asset	594	3,818
Other expense, net	(14)	(70)
Repositioning costs	(5,380)	—
Stock-based compensation expense	(3,706)	(3,508)
Severance costs	(52)	(6,103)
Amortization of contract cost assets	(127)	(440)
Strategy and shareholder advisory expenses	(5,000)	—
Acquisition costs	(1,994)	(309)
Gain (loss) from discontinued operations (1)	1,383	(265)
Adjusted EBITDA	$14,907	$3,876
————————
(1)Includes $1.9 million gain on disposal of discontinued operations for the three months ended March 31, 2021.

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

Reserves for claims and performance-based arrangements for our EHS and Clinical Solutions segments reflect actual payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed under the reinsurance agreements, as discussed further in Note 11.

The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability for reserves related to its total cost of care and specialty care management services is primarily calculated using "completion factors" developed by comparing the claim incurred date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products.

The Company’s policy for reserves related to its total cost of care and specialty care management services is to use historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

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

Activity in reserves for claims and performance-based arrangements for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

	For the Three Months Ended March 31,
	2021				2020
	EHS (1)(2)	Clinical Solutions (1)(2)	True Health	Total	EHS (1)(2)	Clinical Solutions (1)(2)	True Health	Total
Beginning balance	$122,532	$56,295	$9,859	$188,686	$4,265	$50,245	$6,640	$61,150

Incurred costs related to current year	104,098	4,189	34,228	142,515	2,519	110,241	23,556	136,316
Incurred costs related to prior year	24	4,151	(241)	3,934	(381)	(257)	111	(527)
Paid costs related to current year	30,761	11,164	23,274	65,199	2,143	75,208	14,883	92,234
Paid costs related to prior year	38,053	10,200	7,378	55,631	3,223	6,597	5,702	15,522
Change during the year	35,308	(13,024)	3,335	25,619	(3,228)	28,179	3,082	28,033

Disposal of discontinued operations	—	—	(13,194)	(13,194)	—	—	—	—
Other adjustments (3)	2,658	4,224	—	6,882	—	(173)	—	(173)
Ending balance	$160,498	$47,495	$—	$207,993	$1,037	$78,251	$9,722	$89,010
————————
(1)    Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.
(2)    There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. The number of claims processed for the EHS and Clinical Solutions segments for the three months ended March 31, 2021 were 579,214.
(3)    Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 23. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Non-cash Investing and Financing Activities
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	2,200
Class A common stock issued for payment of Passport/Global earn-out	—	4,185
Accrued property and equipment purchases	124	213
Effects of Leases
Operating cash flows from operating leases	3,410	2,759
Leased assets obtained in exchange for operating lease liabilities	(2,157)	(7,020)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements presented in “Part I – Item 1. Financial Statements” of this Form 10-Q; our 2020 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2021.

INTRODUCTION

Background

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

Business Overview

We are a market leader in the new era of value-based care, in which the delivery of health care is increasingly funded by at-risk payment models. We provide integrated solutions to both health care providers, including independent physicians and health systems, as well as payers, including health plans and other risk-bearing organizations, with a common end: to improve health care quality and outcomes while reducing cost. We consider value-based care to be the necessary convergence of health care payment and delivery. We believe the pace of this convergence is accelerating, driven by price pressure in traditional FFS health care, a market environment that is incentivizing value-based care models, growth in consumer-focused insurance programs, such as Medicare Advantage and managed Medicaid, and innovation in data and technology.

We were an early innovator in Value-Based Care, founded in 2011 by members of our management team, UPMC, an integrated delivery system based in Pittsburgh, Pennsylvania, and The Advisory Board Company.

Today we manage our operations and allocate resources across two reportable segments: Clinical Solutions and Evolent Health Services. Our Clinical Solutions segment addresses a broad spectrum of clinical needs, with tailored solutions for Specialty Care Management in Oncology and Cardiology and holistic Total Cost of Care improvement. Our economic opportunity in the Clinical Solutions segment, which we believe to be significant, is largely based on (a) the total amount of medical expenses under management, and (b) the amount of savings we are able to generate relative to a benchmark or target. These partnerships, which we refer to as performance-based arrangements, include both capitation and shared savings arrangements. We also generate Clinical Solutions revenue by providing our technology and services platform on a fee basis. We go to market for our Specialty Care Management under the brand name New Century Health, and for our Total Cost of Care solution under the brand name Evolent Care Partners.

The Company’s EHS segment provides an integrated administrative and clinical platform for health plan administration and population health management.

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

Because of the nature of the services we provide, market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of March 31, 2021, we had cash and cash equivalents of $236.0 million and as of the date the financial statements were available to be issued we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

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

Summary of Impact of COVID-19

In evaluating the impact of COVID-19 on our business, we considered, among other factors, the nature of the services we provide, end market trends and outlook and customer-specific trends. In evaluating our health plan businesses, we focused on possible changes in membership and medical utilization trends.

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

Across 2020 and into the first quarter of 2021, we saw changes in membership and medical utilization in our end-markets as a result of the COVID-19 pandemic. The pandemic has resulted in a significant increase in unemployment in the United States. Historically, Medicaid enrollment has increased during periods of rising unemployment as individuals lose access to employer sponsored health care and turn to government sponsored health care. In addition, with respect to Medicaid, many states (including Florida, Kentucky and Illinois) put in place new rules during the pandemic eliminating the ability of Medicaid health plans to dis-enroll non-paying members, as well as waiving certain eligibility requirements, which together we expect will result in higher membership during the period of the pandemic. It is possible to see an opposite trend in the commercial market, where employees who are made redundant lose access to employer sponsored health care. We do not expect to see meaningful changes in membership in the Medicare market as a result of COVID-19. In aggregate, as more than 50% of the lives on our platform are currently in Medicaid and we generally earn revenue with respect to those lives based on a per member per month model, we expect to see a net benefit in our business from increased membership in that market in the near-term. We cannot predict the magnitude of this potential benefit, or how long it will last.

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners experienced declines in non-essential care throughout the year ended December 31, 2020 and through the first quarter of 2021, offset in part by increased costs for care of COVID-19 patients. We continue to monitor medical utilization trends closely as the pandemic progresses. Beginning late in the first quarter of 2021 after declaration of the pandemic and continuing across the year, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization if and when consumer behavior changes (for example if the novel coronavirus is controlled by a vaccine or other measures).

Our largest customers in terms of revenue, Cook County Health and Hospitals Systems and Florida Blue Medicare, Inc., together accounted for approximately 43.5% of revenue for the three months ended March 31, 2021, and Cook County Health and Hospitals Systems accounted for approximately 21.5% of revenue for the three months ended March 31, 2020 and both participate in the Medicaid market. During the three months ended March 31, 2021, we saw a modest increase in the membership at Cook County Health and Hospitals Systems; further increases in unemployment in Illinois could result in higher Medicaid enrollment in the future.

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

Agreement for the Sale of True Health New Mexico

On January 11, 2021, Evolent LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into the SPA with Bright HealthCare, pursuant to which EH Holdings agreed to sell all of its equity interest in True Health to Bright HealthCare for a purchase price of $22.0 million plus excess risk based capital, subject to satisfaction of customary closing conditions, including regulatory approvals. The purchase price is subject to a customary purchase price adjustment following the True Health Closing based in part on actual medical claims experience. The True Health closing occurred on March 31, 2021 and the Company will have no continuing involvement with True Health subsequent to the Closing except an existing services agreement for claims processing and other health plan administrative functions. Refer to “Part I - Item 1. Financial Statements - Note 5” for additional discussion regarding the True Health sale.

In addition, in conjunction with the sale of True Health, the Company made organizational changes, including re-evaluating its reportable segments. Effective during the first quarter of 2021, the Company bifurcated its previous Services segment into two segments. The Company’s Evolent Health Services segment (“EHS”) includes our administrative simplification solution and certain supporting population health infrastructure. Our Clinical Solutions segment includes our specialty management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands. Refer to “Part I - Item 1. Financial Statements - Note 21 for a further discussion of our operating results by segment.

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

Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the Passport transactions.

Repayment and Termination of Existing Credit Agreement

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. In addition to the payment of the Credit Agreement, the Company settled the outstanding warrants associated with the debt for $13.7 million. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion relating to the repayment of the Credit Agreement.

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

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives. The Repositioning Plan is expected to continue through the fourth quarter of 2021.

The Company recorded approximately $5.4 million of repositioning costs in selling, general and administrative expenses during the three months ended March 31, 2021 in connection with the Repositioning Plan. The following tables provide a summary of our total costs associated with the Repositioning Plan for the three months ended March 31, 2021, by major type of cost:

	Incurred For the Three Months Ended March 31, 2021	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through March 31, 2021
Severance and termination benefits	$109	$2,500	$109
Office space consolidation	2,071	2,100	2,071
Professional services	3,200	4,475	4,475
Total	$5,380	$9,075	$6,655

Critical Accounting Policies and Estimates

The MD&A included in our 2020 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2020 Form 10-K. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2020 Form 10-K for a complete summary of our significant accounting policies.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. The Company has three reporting units and our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company performed an interim goodwill impairment assessment in one of our three reporting units in the EHS segment as of March 31, 2020 due to the decline in the Company’s stock price during the first quarter of 2020 and lack of excess of fair value over the carrying value considering the $199.8 million impairment charge taken in the fourth quarter of 2019. The Company concluded that the fair value of its reporting unit was more than its carrying value as of March 31, 2020. In addition, the Company performed an interim goodwill impairment assessment as of May 31, 2020 and concluded that the fair value of one of our three reporting units in the EHS segment was less than its carrying value by $215.1 million as of May 31, 2020. The decrease in fair value was due to our largest customer, EVH Passport, not obtaining a renewal of its Kentucky managed Medicaid contract, which was its sole business. The non-renewal of EVH Passport’s contract caused a reduction in the Company’s cash flow projections.

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

In performing our October 31, 2020 impairment test for one of the specific reporting unit reference above, we estimated the fair value of our reporting units by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. As of October 31, 2020, we determined that the specific reporting unit had an estimated fair value greater than its carrying value and as a result, goodwill is not impaired.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model.  The new standard results in earlier recognition of credit losses based on past events, current conditions, and reasonable and supportable forecasts.  The standard is effective for entities with fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted the requirements of this standard effective January 1, 2020 using the modified retrospective approach and recorded a cumulative effect adjustment of $3.0 million to January 1, 2020 retained earnings (accumulated deficit).  In our previous accounting policy for trade receivables and non-trade receivables, we maintained an allowance for doubtful accounts based on specific identification. Under the new accounting standard, we utilize several factors to develop historical losses, including aging schedules, customer creditworthiness, and historical payment experience, which are then adjusted for current conditions and reasonable and supportable forecasts in measurement of the allowance.  In addition, for customer advances and certain off-balance sheet credit exposures, we evaluate the allowance through a discounted cash flow approach.  Refer to Note 7 for additional disclosures related to current expected credit losses.

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

Key Components of our Results of Operations

Revenue

We derive revenue primarily from transformation services and platform and operations services.

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
Platform and Operations Services Revenue
Platform and operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions. In our Clinical Solutions segment, our solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services. In our Evolent Health Services segment, our solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily TPA services.

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

In our Clinical Solutions segment, we enter into capitation arrangements that may include performance-based arrangements and/or gainshare features. We recognize capitation revenue on a gross basis when we have established effective control over the services within our scope and recognize capitation revenue on a net basis when we do not have effective control over the services within our scope.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended March 31,		Change Over Prior Period
	2021	2020	$	%
Revenue
Transformation services	$345	$5,238	$(4,893)	(93.4)%
Platform and operations services	214,726	215,994	(1,268)	(0.6)%
Total revenue	215,071	221,232	(6,161)	(2.8)%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	157,832	175,629	(17,797)	(10.1)%
Selling, general and administrative expenses	58,591	52,087	6,504	12.5%
Depreciation and amortization expenses	15,187	15,978	(791)	(5.0)%
Loss on disposal of assets and consolidation	—	6,447	(6,447)	(100.0)%
Change in fair value of contingent consideration and indemnification asset	(594)	(3,818)	3,224	84.4%
Total operating expenses	231,016	246,323	(15,307)	(6.2)%
Operating loss	$(15,945)	$(25,091)	$9,146	36.5%

Transformation services revenue as a % of total revenue	0.2%	2.4%
Platform and operations services revenue as a % of total revenue	99.8%	97.6%
Cost of revenue as a % of revenue	73.4%	79.4%
Selling, general and administrative expenses as a % of total revenue	27.2%	23.5%

Comparison of the Results for the Three Months Ended March 31, 2021 to 2020

Revenue

Total revenue decreased by $6.2 million, or 2.8%, to $215.1 million for the three months ended March 31, 2021, as compared to 2020.

Transformation services revenue decreased by $4.9 million, or 93.4%, to $0.3 million for the three months ended March 31, 2021, as compared to 2020, due primarily to the timing of implementation activities. Transformation services revenue accounted for 0.2% and 2.4% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.

Platform and operations services revenue decreased by $1.3 million, or (0.6)%, to $214.7 million for the three months ended March 31, 2021, as compared to 2020. We expect our platform and operations growth rate in 2021 to be negatively impacted by the wind-down of EVH Passport’s operations compared to 2020. Platform and operations services revenue accounted for 99.8% and 97.6% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.

Revenue from our Evolent Health Services segment decreased by $(11.5) million for the three months ended March 31, 2021 as compared to 2020 due to the runout of services for EVH Passport, partially offset by new partner additions. Revenue from our Clinical Solutions segment increased by $5.4 million for the three months ended March 31, 2021 as compared to 2020 due to new partner additions including Florida Blue Medicare, Inc., as well as expansion into new markets within current New Century Technology & Services Suite partners.

We had 3.4 million lives on Full Platform and approximately 8.2 million lives on our New Century Technology & Services Suite as of March 31, 2021. Lives on Full Platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Lives on New Century Technology & Services Suite are calculated by summing members covered for oncology specialty care services and members covered for cardiology specialty care services for contracts under ASO arrangements. Members covered for more than one category are counted in each category. Management uses lives on Full Platform and lives on New Century Technology & Services Suite as supplemental performance measures because we believe that they provide insight into the unit economics of our services. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We had 39 and 36 operating partners as of March 31, 2021 and 2020, respectively.

Cost of Revenue

Cost of revenue decreased by $17.8 million, or 10.1%, to $157.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Cost of revenue decreased by approximately $2.3 million period over period as a result of lower capitation expenses, offset, in part by growth of our revenue generating services, a decrease of $1.2 million in professional fees due to the nature and timing of our projects, a decrease of $9.1 million in our personnel costs and a decrease of $2.1 million in our technology services, TPA fees and other costs period over period. The principal driver of these decreases was the wind-down of EVH Passport relative to 2020. Cost of revenue for the three months ended March 31, 2021 includes approximately $2.2 million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $0.6 million and $0.4 million of total personnel costs was attributable to stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. Cost of revenue represented 73.4% and 79.4% of total services revenue for the three months ended March 31, 2021 and 2020, respectively. Our cost of revenue decreased as a percentage of our total services revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $6.5 million, or 12.5%, to $58.6 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. During the three months ended March 31, 2021, personnel costs decreased by $2.6 million period over period due to a reduction in employee headcount. Approximately $3.1 million of total personnel costs were attributable to stock-based compensation expense for both the three months ended March 31, 2021 and 2020, respectively. Professional fees increased by $8.6 million for the three months ended March 31, 2021, as compared to 2020, respectively, primarily due to the Repositioning Plan and shareholder advisory services. Acquisition and severance costs accounted for approximately $2.0 million and $6.4 million of total selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively. Selling, general and administrative expenses represented 27.2% and 23.5% of total revenue for the three months ended March 31, 2021, as compared to 2020, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives introduced in the fourth quarter of 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $0.8 million, or (5.0)%, to $15.2 million for the three months ended March 31, 2021, as compared to 2020. The decrease was due primarily to lower amortization on existing technology intangibles, offset, in part by, an increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Gain (Loss) on Disposal of Assets and Consolidation

During 2019, the Company, through a non-wholly owned consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the three months ended March 31, 2020, the Company sold its interest in the subsidiary and recorded a $6.4 million loss on disposal of assets and consolidation on the consolidated statements of operations. The Company did not have any continuing involvement with the entity after the consummation of this transaction.

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a (gain) loss on change in fair value of contingent consideration and indemnification asset of $(0.6) million and $(3.8) million for the three months ended March 31, 2021 and 2020, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering in the warrant agreements compared to the liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018, 2019 and 2020.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the implementation loan and amounts contributed to UHC in the form of an advance for regulatory capital requirements under an agreement with UHC. We recorded interest income of $0.1 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Interest income decreased during 2021 as a result of the repayment of the $40.0 million Passport Note.

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

We recorded interest expense (including amortization of deferred financing costs) of approximately $6.3 million for both the three months ended March 31, 2021 and 2020, respectively. See “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further details.

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

Gain (Loss) from Equity Method Investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains (losses) from these investments was approximately $7.8 million and $(0.4) million for the three months ended March 31, 2021 and 2020, respectively.

Gain from Transfer of Membership

In the three months ended March 31, 2021, EVH Passport received a cash payment from Molina in the amount of $23.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. The foregoing amount represents 50% of the payment that EVH Passport is eligible to receive based on the number of such enrollees. The remaining 50% will be payable in the first quarter of 2022 subject to the satisfaction of certain contingencies.

Loss On Repayment of Debt

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium, $13.7 million for the settlement of outstanding warrants as well as $0.2 million in accrued interest. As a result of this transaction, the Company recorded loss on the repayment of debt of $19.2 million, representing the remaining unamortized debt issuance costs of $9.5 million, the make-whole premium and $35 thousand of legal expenses.

Provision for Income Taxes

The Company recorded $0.6 million and $0.3 million in income tax expense for the three months ended March 31, 2021 and 2020, respectively, which resulted in effective tax rates of (5.8)% and (0.3)%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite-lived components.

Loss from Discontinued Operations, Net of Tax

As of March 31, 2021, the Company determined that True Health met the held for sale criteria under ASC 360, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as held for sale and are not included in continuing operations in the consolidated financial statements.

The following table summarizes the results of operations of the Company’s True Health business, which are included in the loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020
Revenue
Platform and operations	$38	$240
Premiums	44,795	32,147
Total revenue	44,833	32,387

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	5,885	3,295
Claims expenses	33,954	23,667
Selling, general and administrative expenses (2)	5,764	5,675
Depreciation and amortization expenses	160	160
Total operating expenses	45,763	32,797
Operating loss	(930)	(410)
Interest income	112	149
Interest expense	(4)	(4)
Other loss	(25)	—
Loss before income taxes and non-controlling interests	(847)	(265)
Benefit for income taxes	(326)	—
Net loss	$(521)	$(265)
————————
(1)Cost of revenue includes $2.8 million and $3.1 million of intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions for the three months ended March 31, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses includes $1.1 million and $3.1 million of intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions for the three months ended March 31, 2021 and 2020, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations, with the exception of the three months ended March 31, 2021. The Company incurred operating losses of $15.9 million and $25.1 million for the three months ended March 31, 2021 and 2020, respectively. Net cash and restricted cash from (used in) operating activities was $(48.2) million and $(20.5) million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the Company had $236.0 million of cash and cash equivalents and $67.7 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows:”

	For the Three Months Ended March 31,
	2021	2020
Net cash and restricted cash used in operating activities	$(48,163)	$(20,541)
Net cash and restricted cash provided by (used in) investing activities	45,951	(10,807)
Net cash and restricted cash (used in) provided by financing activities	(55,584)	32,574

Operating Activities

Cash flows used in operating activities of $48.2 million for the three months ended March 31, 2021 were due primarily to our net loss of $9.8 million, a loss on the repayment and termination of our Credit Agreement of $19.2 million, a gain on the disposal of assets of $1.9 million, gain on the transfer of memberships of $23.0 million and non cash items including depreciation and amortization expenses of $15.3 million and stock-based compensation expense of $3.7 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts receivables and contract cost assets and claims reserves contributed approximately $30.7 million to our cash outflows. Those cash outflows were partially offset by an increase in accounts payable, accrued expenses and accrued compensation and employee benefits contributed and a decrease in prepaid expenses and other current assets of approximately $27.3 million.

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

Investing Activities

Cash flows provided by investing activities of $46.0 million in the three months ended March 31, 2021 were primarily attributable to cash flows of $43.0 million from the transfer of membership and release of Passport escrow and returns of investment on equity method investments of $9.4 million offset, in part by $5.9 million from investments in internal-use software and purchases of property and equipment and $3.0 million of purchases of investments.

Cash flows used in investing activities of $10.8 million in the three months ended March 31, 2020 were primarily attributable to purchases of property and equipment of $7.4 million, disposal of non-strategic assets of $2.3 million and purchases of investments of $1.3 million.

Financing Activities

Cash flows used in financing activities of $55.6 million in the three months ended March 31, 2021 were primarily related to the repayment and termination of our Credit Agreement and settlement of our outstanding warrant agreements with Ares Capital Corporation of $98.4 million, offset, in part by a $39.0 million decrease in net working capital balances held on behalf of our partners for claims processing services.

Cash flows from financing activities of $32.6 million in the three months ended March 31, 2020 were primarily related to a $33.7 million increase in working capital balances held on behalf of our partners for claims processing, offset, in part by $1.2 million of taxes withheld and paid for vests of restricted stock units.

Cash flows from Discontinued Operations

Cash flows related to the True Health business during the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) operating activities	$5,002	$2,745
Cash flows provided by (used in) investing activities	(2,494)	(721)

Contractual Obligations

Our estimated contractual obligations (in thousands) as of March 31, 2021, were as follows:

	2021	2022-2023	2024-2025	2026+	Total
Operating leases for facilities	$8,844	$18,493	$16,523	$47,760	$91,620
Purchase obligations related to vendor contracts	13,743	8,292	15	—	22,050
Debt interest and termination payments	7,219	13,369	9,279	—	29,867
Debt principal repayment (1)	26,737	—	289,551	—	316,288
Total contractual obligations	$56,543	$40,154	$315,368	$47,760	$459,825
————————
(1)Debt principal repayments in 2021 includes the remaining $26.7 million of 2021 Notes. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion relating to the repayment of the 2021 Notes.

During the three months ended March 31, 2021, the only material change outside the ordinary course of business in the contractual obligations set forth above was the repayment and termination of our Credit Agreement and settlement of our warrant agreements with Ares Capital Corporation. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $67.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $51.1 million, collateral for letters of credit required as security deposits for facility leases of $3.5 million, amounts held with financial institutions for risk-sharing arrangements of $12.3 million and other restricted balances of $0.7 million as of March 31, 2021. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through March 31, 2021, the Company had not entered into any off-balance sheet arrangements, other than the operating leases and notes receivable noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part I - Item 1. Financial Statements - Note 16” within this Form 10-Q.

Related Party Transactions

In the ordinary course of business, we enter into transactions with related parties. Information regarding transactions and amounts with related parties is discussed in “Part I - Item 1. Financial Statements - Note 19” within this Form 10-Q.

Other Factors Affecting Our Business

In general, our business is subject to a changing social, economic, legal, legislative and regulatory environment. Although the eventual impact on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. Factors that could cause actual results to differ materially from those set forth in this section are described in “Part I - Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of March 31, 2021, the Company had cash and cash equivalents and restricted cash and restricted investments of $303.8 million, which consisted of bank deposits with FDIC participating banks of $303.0 million, bank deposits in international banks of $0.8 million. In addition, we have unrestricted investments of $0.1 million, which are classified as held-to-maturity investments.

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

As of March 31, 2021, we had $316.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation loss of $31 thousand for the three months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

For information regarding legal proceedings, see “Part I – Item 1. Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies - Litigation Matters.”

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K, and other documents filed with the SEC include discussions of our risk factors. There have been no material changes from the risk factors described in our 2020 Form 10-K for the quarterly period ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index

2.1*
Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference

2.2*
First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference

2.3*
Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc., Evolent Health LLC, Element Merger Sub, Inc., NCIS Holdings, Inc. and New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference

2.4*
Asset Purchase Agreement, dated May 28, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc., filed as Exhibit 2.4 to the Company’s Report on Form 10-Q filed with the SEC on August 9, 2019, and incorporated herein by reference

2.5*
First Amendment to Asset Purchase Agreement, dated as of December 30, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Justify Holdings, Inc., and Evolent Health, Inc., filed as Exhibit 2.1 to the Company’s Report on Form 8-K with the SEC on December 31, 2019, and incorporated herein by reference

10.1*
Stock Purchase Agreement, dated January 11, 2021, by and among Bright Health Management, Inc., EH Holding Company, Inc., True Health New Mexico, Inc., and solely for the Purpose of Section 9.5, Evolent Health LLC

10.2	Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL
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

Dated: May 5, 2021