Form 10-Q
period 2021-06-30
Evolent Health, Inc.
filed 2021-08-05
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, there were 87,267,772 shares of the registrant’s Class A common stock outstanding.

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•the significant portion of revenue we derive from our largest partners, and the potential loss, non-renewal, termination or renegotiation of our relationship or contract with any significant partner, or multiple partners in the aggregate;
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

i

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$207,273	$319,002
Restricted cash and restricted investments	17,742	14,374
Accounts receivable, net (1)	242,505	124,064
Prepaid expenses and other current assets (1)	38,032	56,295
Current assets of discontinued operations	—	33,914
Total current assets	505,552	547,649
Restricted cash and restricted investments	13,395	6,654
Investments in and advances to equity method investees	9,788	6,498
Property and equipment, net	82,996	86,240
Right-of-use assets - operating	51,904	57,799
Prepaid expenses and other noncurrent assets (1)	6,311	5,773
Contract cost assets	22,367	26,687
Intangible assets, net	252,045	264,992
Goodwill	349,009	349,029
Non-current assets of discontinued operations	—	20,379
Total assets	$1,293,367	$1,371,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$39,879	$31,975
Accrued liabilities (1)	52,339	73,242
Short-term debt, net of discount	26,655	26,557
Operating lease liability - current	7,265	7,357
Accrued compensation and employee benefits	25,852	47,163
Deferred revenue	13,173	10,187
Reserve for claims and performance - based arrangements (1)	238,105	178,827
Current liabilities of discontinued operations	—	27,986
Total current liabilities	403,268	403,294
Long-term debt, net of discount	206,550	263,343
Other long-term liabilities	9,784	22,081
Operating lease liabilities - noncurrent	58,618	62,526
Deferred tax liabilities, net	957	679
Non-current liabilities from discontinued operations	—	177
Total liabilities	679,177	752,100
Commitments and Contingencies (See Note 11)
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 87,195,128 and 85,894,450 shares issued, respectively	872	859
Additional paid-in-capital	1,242,900	1,229,320
Accumulated other comprehensive income (loss)	(367)	(278)
Retained earnings (accumulated deficit)	(608,092)	(589,178)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	614,190	619,600
Total liabilities and shareholders' equity	$1,293,367	$1,371,700
(1) See Note 19 for amounts attributable to unconsolidated related parties included in these line items.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Transformation services (1)	$2,564	$755	$2,909	$5,993
Platform and operations services (1)	219,493	216,544	434,219	432,538
Total revenue	222,057	217,299	437,128	438,531

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	172,113	164,358	329,945	339,987
Selling, general and administrative expenses (1)	42,699	47,296	101,290	99,383
Depreciation and amortization expenses	14,916	15,618	30,103	31,596
Loss on disposal of assets	—	—	—	6,447
Goodwill impairment	—	215,100	—	215,100
Change in fair value of contingent consideration and indemnification asset	—	756	(594)	(3,062)
Total operating expenses	229,728	443,128	460,744	689,451
Operating loss	(7,671)	(225,829)	(23,616)	(250,920)
Interest income	68	705	191	1,475
Interest expense	(6,274)	(6,290)	(12,611)	(12,571)
Impairment of equity method investments	—	—	—	(47,133)
Gain from equity method investees	4,879	25,143	12,662	24,731
Gain on transfer of membership	—	—	22,969	—
Loss on repayment of debt	—	—	(19,158)	—
Other income (expense), net	(18)	354	(32)	284
Loss from continuing operations before income taxes	(9,016)	(205,917)	(19,595)	(284,134)
Provision (benefit) for income taxes	91	(3,904)	702	(3,634)
Loss from continuing operations	(9,107)	(202,013)	(20,297)	(280,500)
Income (loss) from discontinued operations, net of tax (2)	—	(1,508)	1,383	(1,773)
Net loss	(9,107)	(203,521)	(18,914)	(282,273)
Net loss attributable to non-controlling interests	—	—	—	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(9,107)	$(203,521)	$(18,914)	$(282,273)

Loss per common share
Basic and diluted
Continuing operations	$(0.11)	$(2.37)	$(0.24)	$(3.30)
Discontinued operations	—	(0.01)	0.02	(0.02)
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.11)	$(2.38)	$(0.22)	$(3.32)

Weighted-average common shares outstanding
Basic and diluted	85,448	85,349	85,056	84,977

Comprehensive loss
Net loss	$(9,107)	$(203,521)	$(18,914)	$(282,273)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(58)	(4)	(89)	(157)
Total comprehensive loss	(9,165)	(203,525)	(19,003)	(282,430)
Total comprehensive loss attributable to non-controlling interests	—	—	—	—
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(9,165)	$(203,525)	$(19,003)	$(282,430)
————————
(1)See Note 19 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $1.9 million gain on disposal of discontinued operations for the six months ended June 30, 2021.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2021	86,779	$868	$1,236,847	$(309)	$(598,985)	$(21,123)	$617,298	$—	$617,298

Stock-based compensation expense	—	—	3,653	—	—	—	3,653	—	3,653
Exercise of stock options	306	3	2,855	—	—	—	2,858	—	2,858
Restricted stock units vested, net of shares withheld for taxes	110	1	(455)	—	—	—	(454)	—	(454)
Foreign currency translation adjustment	—	—	—	(58)	—	—	(58)	—	(58)
Net loss	—	—	—	—	(9,107)	—	(9,107)	—	(9,107)

Balance as of June 30, 2021	87,195	$872	$1,242,900	$(367)	$(608,092)	$(21,123)	$614,190	$—	$614,190

	For the Three Months Ended June 30, 2020
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2020	85,450	$855	$1,180,288	$(387)	$(333,684)	$—	$847,072	$—	$847,072

Stock-based compensation expense	—	—	3,703	—	—	—	3,703	—	3,703
Exercise of stock options	82	1	442	—	—	—	443	—	443
Restricted stock units vested, net of shares withheld for taxes	113	1	(145)	—	—	—	(144)	—	(144)
Share retirement	(188)	(2)	(683)	—	—	—	(685)	—	(685)
Foreign currency translation adjustment	—	—	—	(4)	—	—	(4)	—	(4)
Net loss	—	—	—	—	(203,521)	—	(203,521)	—	(203,521)

Balance as of June 30, 2020	85,457	$855	$1,183,605	$(391)	$(537,205)	$—	$646,864	$—	$646,864

See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	85,895	$859	$1,229,320	$(278)	$(589,178)	$(21,123)	$619,600	$—	$619,600

Stock-based compensation expense	—	—	7,359	—	—	—	7,359	—	7,359
Exercise of stock options	900	9	9,367	—	—	—	9,376	—	9,376
Restricted stock units vested, net of shares withheld for taxes	400	4	(3,146)	—	—	—	(3,142)	—	(3,142)
Foreign currency translation adjustment	—	—	—	(89)	—	—	(89)	—	(89)
Net loss	—	—	—	—	(18,914)	—	(18,914)	—	(18,914)

Balance as of June 30, 2021	87,195	$872	$1,242,900	$(367)	$(608,092)	$(21,123)	$614,190	$—	$614,190

	For the Six Months Ended June 30, 2020
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	84,589	$846	$1,173,708	$(234)	$(251,962)	$—	$922,358	$6,689	$929,047

Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	7,211	—	—	—	7,211	—	7,211
Exercise of stock options	90	1	525	—	—	—	526	—	526
Restricted stock units vested, net of shares withheld for taxes	350	4	(1,335)	—	—	—	(1,331)	—	(1,331)
Share retirement	(188)	(2)	(683)	—	—	—	(685)	—	(685)
Class A common stock issued for payment of earn-outs	616	6	4,179	—	—	—	4,185	—	4,185
Disposal of assets	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	(157)	—	—	(157)	—	(157)
Net loss	—	—	—	—	(282,273)	—	(282,273)	—	(282,273)

Balance as of June 30, 2020	85,457	$855	$1,183,605	$(391)	$(537,205)	$—	$646,864	$—	$646,864
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows Provided by (Used In) Operating Activities
Net loss	$(18,914)	$(282,273)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	(594)	(3,062)
(Gain) loss on disposal of assets	(1,904)	6,447
(Gain) loss from equity method investees	(12,662)	(24,731)
Depreciation and amortization expenses	30,263	31,916
Impairment of equity method investments	—	47,133
Stock-based compensation expense	7,359	7,211
Deferred tax (benefit) provision	(268)	(892)
Amortization of contract cost assets	8,311	10,272
Amortization of deferred financing costs	8,837	6,079
Interest from customer advance for regulatory capital requirements	—	(1,316)
Gain on transfer of membership	(22,969)	—
Goodwill impairment	—	215,100
Loss on repayment of debt	19,158	—
Other current operating cash outflows, net	(729)	224
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(120,066)	(23,946)
Prepaid expenses and other current and non-current assets	(3,439)	(3,912)
Contract cost assets	(3,991)	(5,503)
Accounts payable	9,904	11,690
Accrued liabilities	(17,725)	4,071
Accrued compensation and employee benefits	(21,505)	(10,118)
Deferred revenue	2,490	(6,400)
Reserve for claims and performance-based arrangements	62,614	33,259
Right-of-use operating assets	4,621	3,620
Operating lease liabilities	(2,719)	1,783
Other long-term liabilities	1,518	473
Net cash and restricted cash provided by (used in) operating activities	(72,410)	17,125
Cash Flows Provided by (Used In) Investing Activities
Cash paid for asset acquisitions	(1,472)	—
Proceeds from transfer of membership and release of Passport escrow	42,996	—
Disposal of non-strategic assets and divestiture of discontinued operations, net	3,490	(2,287)
Return of equity method investments	9,372	—
Purchases of investments	(2,994)	(1,447)
Maturities and sales of investments	500	3,099
Investments in internal-use software and purchases of property and equipment	(11,512)	(17,455)
Other investing activities	—	(292)
Net cash and restricted cash provided by (used in) investing activities	40,380	(18,382)
Cash Flows Provided by (Used In) Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	2,399	26,715
Repayment and termination of Credit Agreement including settlement of warrants.	(98,420)	—
Proceeds from stock option exercises	9,376	526
Distributions to Sponsors	(1,300)	—
See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	2021	2020
Taxes withheld and paid for vesting of restricted stock units	(3,142)	(1,331)
Net cash and restricted cash provided by (used in) financing activities	(91,087)	25,910
Effect of exchange rate on cash and cash equivalents and restricted cash	(54)	26
Net increase (decrease) in cash and cash equivalents and restricted cash	(123,171)	24,679
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	361,581	128,531
Cash and cash equivalents and restricted cash as of end-of-period (1)	$238,410	$153,210
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

Since its inception, the Company has incurred losses from operations. As of June 30, 2021, the Company had unrestricted cash and cash equivalents of $207.3 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations, and cash flows. The consolidated balance sheet as of December 31, 2020, has been derived from audited financial statements as of that date and reflects the impact of the agreement to sell True Health. See Note 5 for a complete summary of this transaction. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2020 Form 10-K.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations as of June 30, 2021 and December 31, 2020 (in thousands) as follows:

	June 30, 2021	December 31, 2020 (1)
Collateral for letters of credit for facility leases (2)	$3,510	$3,510
Collateral with financial institutions (3)	12,352	4,743
Claims processing services (4)	14,525	12,064
Other	750	1,327
Total restricted cash and restricted investments	$31,137	$21,644

Current restricted cash	17,742	14,374
Total current restricted cash and restricted investments	$17,742	$14,374

Non-current restricted cash	13,395	6,654
Total non-current restricted cash and restricted investments	$13,395	$6,654
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
(3)Represents collateral held with financial institutions for risk-sharing and other arrangements. As of June 30, 2021 and December 31, 2020, approximately $12.4 million and $4.7 million, respectively, of the collateral amounts were held in a FDIC participating bank account. See Note 18 for discussion of fair value measurement and Note 11 for discussion of our risk-sharing arrangements.
(4)Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows as of June 30, 2021 and 2020 (in thousands).

	June 30,
	2021	2020
Cash and cash equivalents	$207,273	$98,272
Restricted cash and restricted investments	31,137	55,653
Restricted investments included in restricted cash and restricted investments	—	(715)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$238,410	$153,210
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

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

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

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”), and the Passport Medicaid Contract was novated to Molina. As a result, EVH Passport began to wind down its business. In connection with the Molina Closing, Molina deposited $20.0 million in cash in escrow, which was subsequently released to EVH Passport in January 2021. In addition, at the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business is officially transferred to Molina effective September 1, 2021.

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

During the first quarter of 2021, pursuant to the terms of the Molina APA, EVH Passport received a cash payment from Molina in the amount of $23.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. The foregoing amount represents 50% of the payment that EVH Passport is eligible to receive pursuant to the terms of the Molina APA based on the number of such enrollees. The remaining 50% will be payable in the first quarter of 2022 subject to the satisfaction of certain contingencies.

Note 5. Discontinued Operations

On January 11, 2021, Evolent Health LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into a Stock Purchase Agreement (the “True Health SPA”) with Bright Health Management, Inc. (“Bright HealthCare”), pursuant to which EH Holdings agreed to sell all of its equity interests in True Health to Bright HealthCare. Closing of the transactions contemplated by the True Health SPA occurred on March 31, 2021 (the “True Health Closing”) and the Company will have no continuing involvement with True Health subsequent to the closing except an existing services agreement for claims processing and other health plan administrative functions.

As of the first quarter of 2021, the Company determined that True Health met the discontinued operations criteria under ASC 360, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as held for sale and are not included in continuing operations in the consolidated financial statements.

The following table summarizes the results of operations of the Company’s True Health business, which are included in loss from discontinued operations in the consolidated statements of operations the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Platform and operations	—	39	38	279
Premiums	—	25,502	44,795	57,649
Total revenue	—	25,541	44,833	57,928

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	—	4,640	5,885	7,935
Claims expenses	—	18,144	33,954	41,811
Selling, general and administrative expenses (2)	—	4,236	5,764	9,911
Depreciation and amortization expenses	—	160	160	320
Total operating expenses	—	27,180	45,763	59,977
Operating loss	—	(1,639)	(930)	(2,049)
Interest income	—	137	112	286
Interest expense	—	(3)	(4)	(7)
Other loss	—	(3)	(25)	(3)
Loss before income taxes and non-controlling interests	—	(1,508)	(847)	(1,773)
Benefit for income taxes	—		(326)	—
Net loss	$—	$(1,508)	$(521)	$(1,773)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions of $3.2 million for the three months ended June 30, 2020 and $2.8 million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions of $1.0 million of for the three months ended June 30, 2020 and $1.1 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the six months ended June 30, 2021 and 2020 were as follows:

	For the Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) operating activities	$5,002	$10,660
Cash flows provided by (used in) investing activities	(2,494)	382

The following table summarizes the current and long-term assets and liabilities of the discontinued True Health business in the consolidated balance sheets as of December 31, 2020:

December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$21,488
Restricted cash and restricted investments	63
Accounts receivable, net	3,437

Prepaid expenses and other current assets	5,198
Investments, at amortized cost	3,728
Total current assets	33,914
Restricted cash and restricted investments	616
Investments, at amortized cost	10,919
Prepaid expenses and other noncurrent assets	59
Intangible assets, net	3,080
Goodwill	5,705
Total assets	$54,293

LIABILITIES
Current liabilities:
Accounts payable (1)	93
Accrued liabilities	11,265
Accrued compensation and employee benefits	1,115
Deferred revenue	4,140
Reserve for claims and performance-based arrangements	9,858
Total current liabilities	26,471
Other long-term liabilities	128
Deferred tax liabilities, net	49
Total liabilities	$26,648
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
Platform and Operations Services Revenue
Platform and operations services are typically multi-year arrangements with customers to provide various clinical and administrative solutions. In our Clinical Solutions segment, our solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services. In our Evolent Health Services segment, our solutions are designed to provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers receiving primarily third-party administration (“TPA”) services.

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

In our Clinical Solutions segment, we enter into capitation arrangements that may include performance-based arrangements and/or gainshare features. We recognize capitation revenue on a gross basis when we have established control over the services within our scope and recognize capitation revenue on a net basis when we do not have control over the services within our scope.
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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Evolent Health Services		Clinical Solutions
Medicaid	$52,064	$55,502	$53,648	$64,050	$112,993	$113,947	$96,987	$124,512
Medicare	6,346	14,061	90,761	64,206	14,684	29,246	176,544	126,560
Commercial and other	16,453	16,958	2,785	2,522	32,023	39,705	3,897	4,561
Total	$74,863	$86,521	$147,194	$130,778	$159,700	$182,898	$277,428	$255,633
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $181.2 million of transaction price to performance obligations that are unsatisfied as of June 30, 2021. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 18% and 51% of these remaining performance obligations by December 31, 2021 and December 31, 2022, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

Contract Balances

Contract balances consist of accounts receivable, contract assets and deferred revenue. Contract assets are recorded when the right to consideration for services is conditional on something other than the passage of time. Contract assets relating to unbilled receivables are transferred to accounts receivable when the right to consideration becomes unconditional. We classify contract assets as current or non-current based on the timing of our rights to the unconditional payments. Our contract assets are generally classified as current and recorded within prepaid expenses and other current assets on our consolidated balance sheets. Our current accounts receivables are classified within accounts receivable, net on our consolidated balance sheets and our non-current accounts receivable are classified within prepaid expenses and other non-current assets on our consolidated balance sheets.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020 (1)
Short-term receivables (2)	$240,060	$124,064
Long-term receivables (2)	4,688	4,554
Short-term contract assets	—	329
Short-term deferred revenue	13,173	10,187
Long-term deferred revenue	4,932	3,593
————————
(1)Amounts exclude $3.4 million of short-term receivables and $4.1 million of short-term deferred revenue reclassified to discontinued operations as of December 31, 2020.
(2)Excludes pharmacy claims receivable and premiums receivable

Changes in deferred revenue for the six months ended June 30, 2021 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$13,780
Reclassification to revenue, as a result of performance obligations satisfied	(8,726)
Cash received in advance of satisfaction of performance obligations	13,051
Balance as of end of period	$18,105

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous period was $2.9 million and $16.1 million for the three and six months ended June 30, 2021, respectively, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2021 and December 31, 2020, the Company had $3.6 million and $3.3 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.6 million and $1.0 million for the three and six months ended June 30, 2021, respectively and $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2021 and December 31, 2020, the Company had $18.8 million and $23.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $4.6 million and $7.3 million for the three and six months ended June 30, 2021, respectively, $4.3 million and $9.4 million for the three and six months ended June 30, 2020, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advances for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three and six months ended June 30, 2021. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods, and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three and six months ended June 30, 2021.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets at June 30, 2021, 64% were current, 15% were past due less than 60 days, with 28% past due less than 120 days. At June 30, 2021, we reported $264.1 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other assets on the consolidated balance sheet and contract assets, net of allowances of $7.7 million. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Balance as of beginning of period	$(7,056)	$(41)
Cumulative transition adjustment	—	(2,815)
Provision for credit losses	(611)	(260)
Charge-offs	—	1,575
Balance as of end of period	$(7,667)	$(1,541)

Note 8. Property and Equipment, Net

The following summarizes our property and equipment as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Computer hardware	$19,931	$18,866
Furniture and equipment	3,545	3,559
Internal-use software development costs	148,171	137,085
Leasehold improvements	15,553	15,586
Total property and equipment	187,200	175,096
Accumulated depreciation and amortization expenses	(104,204)	(88,856)
Total property and equipment, net	$82,996	$86,240

The Company capitalized $5.6 million and $11.1 million of internal-use software development costs for the three and six months ended June 30, 2021, respectively, and $6.4 million and $13.7 million for the three and six months ended June 30, 2020, respectively. The net book value of capitalized internal-use software development costs was $73.0 million and $75.3 million as of June 30, 2021 and December 31, 2020, respectively.

Depreciation expense related to property and equipment was $7.6 million and $15.4 million for the three and six months ended June 30, 2021, respectively, and $7.1 million and $13.9 million for the three and six months ended June 30, 2020, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.6 million and $13.3 million for the three and six months ended June 30, 2021, respectively, and $6.0 million and $11.6 million for the three and six months ended June 30, 2020, respectively.

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

2021 Goodwill Impairment Test

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and six months ended June 30, 2021. We will perform our annual impairment test as of October 31, 2021.

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

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2021 and 2020 (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2020 (1)	$214,354	$134,675	$349,029
Foreign currency translation	(20)	—	(20)
Balance as of June 30, 2021	$214,334	$134,675	$349,009

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2019 (1)	$431,684	$134,675	$566,359
Goodwill disposal (2)	(2,200)	—	(2,200)
Impairment	(215,100)	—	(215,100)
Foreign currency translation	(69)	—	(69)
Balance as of June 30, 2020	$214,315	$134,675	$348,990
————————
(1)Net of cumulative inception to date impairment of $575.5 million and $360.4 million as of December 31, 2020 and 2019, respectively.
(2)Goodwill written-off upon disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) as of June 30, 2021 and December 31, 2020 are presented below:

	June 30, 2021				December 31, 2020
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	12.7	$23,300	$6,961	$16,339	13.2	$23,300	$6,271	$17,029
Customer relationships (1)	15.7	278,519	64,894	213,625	16.2	278,519	57,716	220,803
Technology	1.3	82,922	68,809	14,113	1.8	82,922	63,507	19,415
Below market lease, net	1.8	1,218	849	369	2.3	1,118	648	470
Provider network contracts (1)	2.5	13,947	6,348	7,599	2.9	12,175	4,900	7,275
Total intangible assets, net		$399,906	$147,861	$252,045		$398,034	$133,042	$264,992
————————
(1)Amounts exclude $2.2 million and $0.9 million of customer relationships and provider network contracts, respectively, net of accumulated amortization, with weighted average remaining useful lives of 15 years and 10 months reclassified to discontinued operations as of December 31, 2020.

Amortization expense related to intangible assets for the three and six months ended June 30, 2021, was $7.2 million and $14.7 million, respectively. Amortization expense related to intangible assets for the three and six months ended June 30, 2020 was $8.4 million and $17.7 million, respectively, excluding $0.2 million and $0.3 million of amortization expense related to discontinued operations for the three and six months ended June 30, 2020.

Future estimated amortization of intangible assets (in thousands) as of June 30, 2021, is as follows:

2021	$13,762
2022	24,629
2023	22,325
2024	16,441
2025	15,736
Thereafter	159,152
Total future amortization of intangible assets	$252,045

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and six months ended June 30, 2021, that would require an impairment test for our intangible assets.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $1.0 and $2.0 million for the three and six months ended June 30, 2021.

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

The option to settle the 2024 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2024 Notes into a debt component and an equity component. The debt component was determined to be $78.9 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $38.1 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the fair value of the debt component. Issuance costs of $1.7 million and $1.3 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $38.1 million, $1.7 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2024 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. The Company recorded $2.0 million and $3.9 million of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component for the three and six months ended June 30, 2021.

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

The Senior Credit Facilities contained customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company was required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default had occurred, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the agreement. The Company recorded $0.5 million and $1.1 million in interest expense related to the amortization of the debt discount and the issuance costs for the three and six months ended June 30, 2020, respectively.

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

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Capital Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. As a result of this transaction, the Company recorded loss on the repayment of debt of $19.2 million, representing the remaining unamortized debt issuance costs of $9.5 million, the make-whole premium and $35 thousand of legal expenses.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.7 million and $1.3 million for the three and six months ended June 30, 2021 and 2020, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. The Company recorded $2.4 million and $4.8 million for the three and six months ended June 30, 2021, respectively, and $2.1 million and $4.3 million for the three and six months ended June 30, 2020, respectively, in interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase all or part of their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental repurchase date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2020 , respectively. We recorded non-cash interest expense related to the amortization of deferred financing costs of $49 thousand and $0.1 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

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

Convertible Senior Notes Carrying Value

The 2025 Notes, 2024 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of June 30, 2021. However, the 2025 Notes, 2024 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2025 Notes, 2024 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
2024 Notes
Carrying value	$85,320	$81,462
Unamortized debt discount and issuance costs	31,731	35,589
Principal amount	$117,051	$117,051
Remaining amortization period (years)	3.4	3.9
Fair value	$132,054	$153,220

2025 Notes
Carrying value	$121,230	$116,349
Unamortized debt discount and issuance costs	51,270	56,151
Principal amount	$172,500	$172,500
Remaining amortization period (years)	4.3	4.8
Fair value	$165,974	$147,488

2021 Notes
Carrying value	$26,655	$26,557
Unamortized issuance costs	82	180
Principal amount	$26,737	$26,737
Remaining amortization period (years)	0.4	0.9
Fair value	$29,279	$26,470

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of June 30, 2021 and December 31, 2020, the Company established irrevocable standby letters of credit with a bank for $15.0 million and $7.4 million for the benefit of a regulatory authorities, real estate and risk-sharing agreements and, as such, held $15.0 million and $7.4 million in restricted cash and restricted investments as collateral as of both June 30, 2021 and December 31, 2020, respectively. The letters of credit have current expiration dates between October 2021 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three and six months ended June 30, 2021 and 2020, respectively.

Guarantees

In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of June 30, 2021, no amounts have been funded under this guarantee.

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

At the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred to Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business is officially transferred to Molina effective September 1, 2021.

The following summarizes premiums and claims assumed under the Reinsurance Agreements for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Reinsurance premiums assumed	$17,576	$—
Reinsurance premiums ceded	—	—
Claims assumed	16,863	—
Claims ceded	—	—
Claims-related administrative expenses	545	—
Increase in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	168	—
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	4,002	—
Impact of consolidation on payable for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	—
Reinsurance payments paid (received)	7,506	—
Receivable for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$(3,336)	$—

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

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. Plaintiff, the Company, and the Director-Defendants have agreed on a schedule for a motion to dismiss and related briefing, which we expect to be completed in late November 2021. Based on the Company’s investigation so far, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain, and at this stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

The Company is not aware of any other legal proceedings or claims as of June 30, 2021, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2021, approximately 99.0% of our $238.4 million of cash and cash equivalents (including restricted cash) were held in bank deposits with FDIC participating banks and approximately 1.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated trade accounts receivable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cook County Health and Hospitals System	42.0%	61.5%
Florida Blue Medicare, Inc	22.1%	*
Neighborhood Health Plan of Rhode Island	12.1%	*
————————
*     Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Cook County Health and Hospitals Systems	29.6%	21.8%	29.2%	21.4%
Florida Blue Medicare, Inc.	14.2%	*	14.5%	*
Passport	*	27.7%	*	26.1%
————————
(1)The denominator excludes $25.5 million and $57.6 million of True Health premium revenue reclassified to discontinued operations for the three and six months ended June 30, 2020, respectively.
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

In connection with various lease agreements, the Company is required to maintain $3.5 million in letters of credit. As of both June 30, 2021 and December 31, 2020, the Company held $3.5 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of June 30, 2021 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	10.6	$37,147	$1,579
Riverside, IL	9.8	42,956	232
Pune, India	2.3	1,835	—
Brea, CA	0.9	1,015	—

The following table summarizes the components of our lease expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,437	$3,586	$7,255	$6,642
Amortization of right-of-use assets	—	150	—	299
Interest expense	—	1	—	3
Variable lease cost	1,192	1,465	2,513	2,517
Total lease cost	$3,629	$5,202	$9,768	$9,461

Maturity of lease liabilities (in thousands) as of June 30, 2021, is as follows:

Operating lease expense
2021	5,854
2022	9,832
2023	8,645
2024	8,378
2025	8,145
Thereafter	47,761
Total lease payments	88,615
Less:
Interest	22,732
Present value of lease liabilities	$65,883

Our weighted-average discount rate and our weighted remaining lease terms (in years) as of June 30, 2021 are as follows:

Weighted average discount rate	6.43%
Weighted average remaining lease term	9.2

Note 13. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$(9,107)	$(202,013)	$(20,297)	$(280,500)
Income (loss) from discontinued operations, net of tax	—	(1,508)	1,383	(1,773)
Net income (loss)	(9,107)	(203,521)	(18,914)	(282,273)
Less:
Net loss attributable to non-controlling interests	—	—	—	—
Net income (loss) available for common shareholders - basic and diluted	$(9,107)	$(203,521)	$(18,914)	$(282,273)

Weighted-average common shares outstanding - basic and diluted	85,448	85,349	85,056	84,977

Income (loss) per common share
Basic and diluted
Continuing operations	$(0.11)	$(2.37)	$(0.24)	$(3.30)
Discontinued operations	—	(0.01)	0.02	(0.02)
Basic and diluted income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$(0.11)	$(2.38)	$(0.22)	$(3.32)

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above for the three and six months ended June 30, 2021 and 2020 are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units ("RSUs"), performance-based RSUs and leveraged stock units ("LSUs")	2,052	554	1,793	376
Stock options	1,801	711	1,833	841
Convertible senior notes	12,696	10,361	12,696	10,361
Total	16,549	11,626	16,322	11,578

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Award Type
Stock options	$267	$638	$671	$1,388
Performance-based stock options	—	—	—	75
RSUs	2,427	2,006	4,401	3,862
LSUs	222	1,059	1,307	1,886
PSUs	737	—	980	—
Total compensation expense by award type	$3,653	$3,703	$7,359	$7,211

Line Item
Cost of revenue	$892	$526	$1,487	$918

Selling, general and administrative expenses	2,761	3,177	5,872	6,293
Total compensation expense by financial statement line item	$3,653	$3,703	$7,359	$7,211

No stock-based compensation was capitalized as software development costs for the three and six months ended June 30, 2021 and 2020.

Stock-based awards were granted for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
RSUs	89	164	1,028	1,140
PSUs	—	—	319	—
LSUs	—	140	—	520

Note 15. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax expense (benefit) of $0.1 million and $0.7 million was recognized for the three and six months ended June 30, 2021, respectively, which resulted in effective tax rates of (1.0)% and (3.6)%, respectively. An income tax expense (benefit) of $(3.9) million and $(3.6) million was recognized for the three and six months ended June 30, 2020, respectively, which resulted in effective tax rates of 1.9% and 1.3%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax expense recorded during the three and six months ended June 30, 2021 primarily relates to foreign taxes.

As of December 31, 2020, the Company had unrecognized tax benefits of $0.7 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of June 30, 2021, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of June 30, 2021 and December 31, 2020, the Company’s economic interests in its equity method investments ranged between 4% and 39%, and 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the (gain) losses from these investments was approximately $4.9 million and $12.7 million for the three and six months ended June 30, 2021, respectively, and $25.1 million and $24.7 million for the three and six months ended June 30, 2020, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $2.3 million and $8.6 million for the three and six months ended June 30, 2021, respectively, and $71.4 million and $131.3 million for the three and six months ended June 30, 2020 , respectively.

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

Changes in non-controlling interests (in thousands) for the six months ended June 30, 2020 was as follows:

Non-controlling interests balance as of beginning of period	$6,889
Reclassification of non-controlling interests	(6,889)
Non-controlling interests balance as of end of period	$—

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

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

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three and six months ended June 30, 2021 and 2020, respectively.

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

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Balance as of beginning of period	$13,730	$16,975
Settlements	(13,730)	(3,500)
Realized and unrealized gains (losses), net	—	(4,975)
Balance as of end of period	$—	$8,500

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of December 31, 2020:

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

As discussed in Note 16, the Company had economic interests in several entities that were previously accounted for under the equity method of accounting, including EVH Passport (which has been consolidated into the Company’s financial results since September 1, 2020). The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings.

The Company also works closely with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. We also conduct business with a company in which UPMC holds a significant equity interest.

The following table presents assets and liabilities attributable to our related parties as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$4,450	$9,474
Prepaid expenses and other current assets	17	51
Prepaid expenses and other noncurrent assets	4,688	4,554

Liabilities
Accounts payable	$1,923	$2,509
Accrued liabilities	1,220	1,520
Reserve for claims and performance-based arrangements	149	435

The following table presents revenues and expenses attributable to our related parties for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Transformation services	$—	$—	$—	$1,700
Platform and operations services	10,368	73,885	25,943	141,833

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	606	(2,171)	1,099	1,076
Selling, general and administrative expenses	81	27	112	97

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

The Company recorded approximately $0.7 million and $6.0 million of repositioning costs in selling, general and administrative expenses for the three and six months ended June 30, 2021 in connection with the Repositioning Plan. The following table provides a summary of our total costs associated with the Repositioning Plan for the three and six months ended June 30, 2021, by major type of cost (in thousands):

	Incurred For the Three Months Ended June 30, 2021	Incurred for the Six Months Ended June 30, 2021	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through June 30, 2021
Severance and termination benefits	$76	$185	$185	$185
Office space consolidation	—	2,071	2,071	2,071
Professional services	587	3,787	5,162	5,062
Total	$663	$6,043	$7,418	$7,318

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

Adjusted EBITDA is defined as net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses, adjusted to exclude equity method investment impairment, loss on extinguishment of debt, gain (loss) from equity method investees, gain (loss) on disposal of assets and consolidation, goodwill impairment, changes in fair value of contingent consideration and indemnification asset, other income (expense), net, net loss attributable to non-controlling interests, ASC 606 transition adjustments, purchase accounting adjustments, repositioning costs, stock-based compensation expense, severance costs, amortization of contract cost assets, shareholder advisory services, acquisition-related costs and gain (loss) from discontinued operations.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information for the three and six months ended June 30, 2021 and 2020 (in thousands). Prior-year segment information (including segments total Adjusted EBITDA) has been restated to conform to the reporting structure change described in Note 1.

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated
Revenue
For the Three Months Ended June 30, 2021
Transformation services	$2,564	$—	$—	$2,564	$—	$2,564
Platform and operations services	72,759	147,194	(460)	219,493	—	219,493
Total revenue	$75,323	$147,194	$(460)	$222,057	$—	$222,057

For the Three Months Ended June 30, 2020
Transformation services	$755	$—	$—	$755	$—	$755
Platform and operations services	86,432	130,780	(668)	216,544	—	216,544
Total revenue	$87,187	$130,780	$(668)	$217,299	$—	$217,299

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Segments Total
For the Three Months Ended June 30, 2021
Adjusted EBITDA	$6,531	$13,597	$20,128	$(6,782)	$13,346

For the Three Months Ended June 30, 2020
Adjusted EBITDA	$6,948	$12,200	$19,148	$(8,629)	$10,519

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated
Revenue
For the Six Months Ended June 30, 2021
Transformation services	$2,909	$—	$—	$2,909	$—	$2,909
Platform and operations services	157,700	277,417	(898)	434,219	—	434,219
Total revenue	$160,609	$277,417	$(898)	$437,128	$—	$437,128

For the Six Months Ended June 30, 2020
Transformation services	$5,993	$—	$—	$5,993	$—	$5,993
Platform and operations services	178,222	255,652	(1,336)	432,538	—	432,538
Total revenue	$184,215	$255,652	$(1,336)	$438,531	$—	$438,531

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Segments Total
For the Six Months Ended June 30, 2021
Adjusted EBITDA	$12,473	$29,573	$42,046	$(13,793)	$28,253

For the Six Months Ended June 30, 2020
Adjusted EBITDA	$11,716	$19,243	$30,959	$(16,564)	$14,395

————————
(1)Corporate includes various finance, human resources, legal, executive, and other corporate infrastructure expenses.

The following table presents our reconciliation of consolidated segments total Adjusted EBITDA to net loss attributable to common shareholders of Evolent Health, Inc. for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders of Evolent Health, Inc.	$(9,107)	$(203,521)	$(18,914)	$(282,273)
Less:
Interest income	68	705	191	1,475
Interest expense	(6,274)	(6,290)	(12,611)	(12,571)
(Provision) benefit for income taxes	(91)	3,904	(702)	3,634
Depreciation and amortization expenses	(14,916)	(15,618)	(30,103)	(31,596)
Equity method investment impairment	—	—	—	(47,133)
Gain on transfer of membership	—	—	22,969	—
Loss on repayment of debt, net	—	—	(19,158)	—
Goodwill impairment	—	(215,100)	—	(215,100)
Gain from equity method investees	4,879	25,143	12,662	24,731
Loss on disposal of assets	—	—	—	(6,447)
Change in fair value of contingent consideration and indemnification asset	—	(756)	594	3,062
Other expense, net	(18)	354	(32)	284
Repositioning costs	(663)	—	(6,043)	—
Stock-based compensation expense	(3,653)	(3,703)	(7,359)	(7,211)
Severance costs	—	(30)	(52)	(6,133)
Amortization of contract cost assets	(196)	(767)	(323)	(1,207)
Strategy and shareholder advisory expenses	(1,513)	—	(6,513)	—
Acquisition costs	(76)	(374)	(2,070)	(683)
Gain (loss) from discontinued operations (1)	—	(1,508)	1,383	(1,773)
Adjusted EBITDA	$13,346	$10,519	$28,253	$14,395
————————
(1)Includes $1.9 million gain on disposal of discontinued operations for the six months ended June 30, 2021.

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

Activity in reserves for claims and performance-based arrangements for the six months ended June 30, 2021 and 2020, was as follows (in thousands):

	For the Six Months Ended June 30,
	2021				2020
	EHS (1)	Clinical Solutions (1)	True Health	Total	EHS (1)	Clinical Solutions (1)	True Health	Total
Beginning balance	$56,295	$122,532	$9,859	$188,686	$4,265	$50,245	$6,640	$61,150

Incurred costs related to current year	8,669	219,343	34,228	262,240	2,135	201,977	41,584	245,696
Incurred costs related to prior year	6,293	215	(241)	6,267	(498)	(23)	1,351	830
Paid costs related to current year	20,801	73,379	23,274	117,454	4,020	163,431	33,538	200,989
Paid costs related to prior year	20,673	71,392	7,378	99,443	2,530	7,499	6,975	17,004
Change during the year	(26,512)	74,787	3,335	51,610	(4,913)	31,024	2,422	28,533

Disposal of discontinued operations	—	—	(13,194)	(13,194)	—	—	—	—
Other adjustments (2)	3,721	7,282	—	11,003	—	4,726	—	4,726
Ending balance	$33,504	$204,601	$—	$238,105	$(648)	$85,995	$9,062	$94,409
————————
(1)Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.
(2)Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 23. Supplemental Cash Flow Information

The following represents supplemental cash flow information the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Non-cash Investing and Financing Activities
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	2,200
Class A common stock issued for payment of Passport/Global earn-out	—	4,185
Accrued property and equipment purchases	668	(26)
Effects of Leases
Operating cash flows from operating leases	6,622	6,853
Leased assets obtained in exchange for operating lease liabilities	(2,157)	(1,354)

Note 24. Subsequent Events

Agreement for the Acquisition of Vital Decision

On August 2, 2021, Evolent Health LLC and EV Thunder Merger Sub, LLC, each wholly owned subsidiaries of the Company, entered into a definitive agreement for Evolent to acquire Windrose Health Investors III, L.P. portfolio company Vital Decisions for $85 million, with an additional earn out of up to $45 million. Vital Decisions will report into Evolent’s specialty management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment. Closing of the transaction is subject to customary closing conditions and is expected to occur in the second half of 2021.

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

We have incurred operating losses since our inception, as we have invested heavily in resources to support our growth. We intend to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and if we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability.

As of the date the financial statements were available to be issued, we believe we have sufficient liquidity for the next 12 months.

Recent Events

Evolent Health’s Response to COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. While response to the COVID-19 outbreak, including the emergence of variant strains of the virus, continues to rapidly evolve, it has led to aggressive actions to reduce the spread of the disease that have seriously disrupted activities in large segments of the economy. We are continuing to monitor the COVID-19 outbreak and its impact on our business.

Because of the nature of the services we provide, market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of June 30, 2021, we had cash and cash equivalents of $207.3 million and as of the date the financial statements were available to be issued we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also adversely impacted global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our investment income, the value of our investments, or future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic, including resurgence of COVID-19 cases due to more contagious variants. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

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

Across 2020 and into the first half of 2021, we saw changes in membership and medical utilization in our end-markets as a result of the COVID-19 pandemic. The pandemic has resulted in a significant increase in unemployment in the United States. Historically, Medicaid enrollment has increased during periods of rising unemployment as individuals lose access to employer sponsored health care and turn to government sponsored health care. In addition, with respect to Medicaid, many states (including Florida, Kentucky and Illinois) put in place new rules during the pandemic eliminating the ability of Medicaid health plans to dis-enroll non-paying members, as well as waiving certain eligibility requirements, which together we expect will result in higher membership during the period of the pandemic. It is possible that we may see an opposite trend in the commercial market, where employees who are made redundant lose access to employer sponsored health care. We do not expect to see meaningful changes in membership in the Medicare market as a result of COVID-19. In aggregate, as more than 50% of the lives on our platform are currently in Medicaid and we generally earn revenue with respect to those lives based on a per member per month model, we expect to see a net benefit in our business from increased membership in that market in the near-term. We cannot predict the magnitude of this potential benefit, or how long it will last.

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners experienced declines in non-essential care throughout the year ended December 31, 2020 and through the first half of 2021, offset in part by increased costs for care of COVID-19 patients. We continue to monitor medical utilization trends closely as the pandemic progresses. Beginning late in the first quarter of 2020 after declaration of the pandemic and continuing through the first half of 2021, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization if and when consumer behavior changes (for example if the novel coronavirus is controlled by a vaccine or other measures).

Our largest customers in terms of revenue, Cook County Health and Hospitals Systems and Florida Blue Medicare, Inc., together accounted for approximately 43.7% of revenue for the six months ended June 30, 2021, and Cook County Health and Hospitals Systems accounted for approximately 21.4% of revenue for the six months ended June 30, 2020. Florida Blue Medicare, Inc. utilizes our specialty management solutions provided by New Century Health.

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

Customers

Cook County Health and Hospital Systems utilizes both our administrative simplification solutions provided by Evolent Health Services which accounts for 9.5% and 9.2% of our consolidated revenue for the three and six months ended June 30, 2021 and our specialty management solutions provided by New Century Health which accounts for 20.1% and 20.0% of our consolidated revenue for the three and six months ended June 30, 2021.

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Agreement for the Acquisition of Vital Decision

On August 2, 2021, Evolent Health LLC and EV Thunder Merger Sub, LLC, each wholly owned subsidiaries of the Company, entered into a definitive agreement for Evolent to acquire Windrose Health Investors III, L.P. portfolio company Vital Decisions for $85 million, with an additional earn out of up to $45 million. Vital Decisions will report into Evolent’s specialty management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment. Closing of the transaction is subject to customary closing conditions and is expected to occur in the second half of 2021.

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

The Company recorded approximately $0.7 million and $6.0 million of repositioning costs in selling, general and administrative expenses for the three and six months ended June 30, 2021 in connection with the Repositioning Plan. The following table provides a summary of our total costs associated with the Repositioning Plan for the three and six months ended June 30, 2021, by major type of cost (in thousands):

	Incurred For the Three Months Ended June 30, 2021	Incurred for the Six Months Ended June 30, 2021	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through June 30, 2021
Severance and termination benefits	$76	$185	$185	$185
Office space consolidation	—	2,071	2,071	2,071
Professional services	587	3,787	5,162	5,062
Total	$663	$6,043	$7,418	$7,318

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and six months ended June 30, 2021. We will perform our annual impairment test as of October 31, 2021.

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

In our Clinical Solutions segment, we enter into capitation arrangements that may include performance-based arrangements and/or gainshare features. We recognize capitation revenue on a gross basis when we have established control over the services within our scope and recognize capitation revenue on a net basis when we do not have control over the services within our scope.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended June 30,		Change Over Prior Period		For the Six Months Ended June 30,		Change Over Prior Period
	2021	2020	$	%	2021	2020	$	%
Revenue
Transformation services	$2,564	$755	$1,809	239.6%	$2,909	$5,993	$(3,084)	(51.5)%
Platform and operations services	219,493	216,544	2,949	1.4%	434,219	432,538	1,681	0.4%
Total revenue	222,057	217,299	4,758	2.2%	437,128	438,531	(1,403)	(0.3)%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	172,113	164,358	7,755	4.7%	329,945	339,987	(10,042)	(3.0)%
Selling, general and administrative expenses	42,699	47,296	(4,597)	(9.7)%	101,290	99,383	1,907	1.9%
Depreciation and amortization expenses	14,916	15,618	(702)	(4.5)%	30,103	31,596	(1,493)	(4.7)%
Loss on disposal of assets and consolidation	—	—	—	—%	—	6,447	(6,447)	(100.0)%
Goodwill impairment	—	215,100	(215,100)	(100.0)%	—	215,100	(215,100)	(100.0)%
Change in fair value of contingent consideration and indemnification asset	—	756	(756)	(100.0)%	(594)	(3,062)	2,468	80.6%
Total operating expenses	229,728	443,128	(213,400)	(48.2)%	460,744	689,451	(228,707)	(33.2)%
Operating loss	$(7,671)	$(225,829)	$218,158	96.6%	$(23,616)	$(250,920)	$227,304	90.6%

Transformation services revenue as a % of total revenue	1.2%	0.3%			0.7%	1.4%
Platform and operations services revenue as a % of total revenue	98.8%	99.7%			99.3%	98.6%
Cost of revenue as a % of revenue	77.5%	75.6%			75.5%	77.5%
Selling, general and administrative expenses as a % of total revenue	19.2%	21.8%			23.2%	22.7%

Comparison of the Results for the Three Months Ended June 30, 2021 to 2020

Revenue

Total revenue increased by $4.8 million, or 2.2%, to $222.1 million for the three months ended June 30, 2021, as compared to 2020.

Transformation services revenue increased by $1.8 million, or 239.6%, to $2.6 million for the three months ended June 30, 2021, as compared to 2020, due primarily to the timing of implementation activities. Transformation services revenue accounted for 1.2% and 0.3% of our total revenue for the three months ended June 30, 2021 and 2020, respectively.

Platform and operations services revenue increased by $2.9 million, or 1.4%, to $219.5 million for the three months ended June 30, 2021, as compared to 2020. We expect our platform and operations growth rate in 2021 to increase as a result of the impact of new customer additions, offset, in part by the wind-down of EVH Passport’s operations compared to 2020. Platform and operations services revenue accounted for 98.8% and 99.7% of our total revenue for the three months ended June 30, 2021 and 2020, respectively.

The following table represents Evolent’s revenue disaggregated by segment and end-market for the three months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,
	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions
Medicaid	$52,064	$55,502	$53,648	$64,050
Medicare	6,346	14,061	90,761	64,206
Commercial and other	16,453	16,958	2,785	2,522
Total	$74,863	$86,521	$147,194	$130,778

Revenue from our Evolent Health Services segment decreased by $11.7 million for the three months ended June 30, 2021 as compared to 2020 due to the runout of services for EVH Passport, partially offset by new partner additions. Revenue from our Clinical Solutions segment increased by $16.4 million for the three months ended June 30, 2021 as compared to 2020 due to new partner additions as well as expansion into new markets within current New Century Technology & Services Suite partners.

We had 12.2 million lives on our platform as of June 30, 2021, comprised of 1.5 million lives in our Evolent Health Services segment and 10.7 million lives in our Clinical Solutions segment. The Clinical Solutions lives include 1.5 million lives in our Performance Suite and 9.2 million lives in the New Century Technology & Services Suite. Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Lives on New Century Technology & Services Suite are calculated by summing members covered for oncology specialty care services and members covered for cardiology specialty care services for contracts under ASO arrangements. Members covered for more than one category are counted in each category.

Our average per member per month fees for our Performance Suite were $22.05 and $21.41 and for our New Century Technology and Services Suite were $0.37 and $0.40 for the three months ended June 30, 2021 and 2020, respectively. Evolent Health Services PMPM fee is defined as platform and operations revenue pertaining to the Evolent Health Services segment in the quarter divided by the average of the beginning and ending Evolent Health Services segment membership during quarter divided by the number of months in the period. Clinical Solutions PMPM fee is defined as platform and operations services revenue pertaining to our Performance Suite in the quarter divided by the average of the beginning and ending Performance Suite membership during quarter divided by the number of months in the period. New Century Technology & Services Suite PMPM fee is defined as platform and operations revenue pertaining to the New Century Technology & Services Suite in the quarter divided by the average of the beginning and ending New Century Technology & Services Suite membership during quarter divided by the number of months in the period.

Management uses Lives on our Platform and PMPM fees because we believe that they provide insight into the unit economics of our services. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We had 41 and 34 operating partners as of June 30, 2021 and 2020, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the three months ended June 30, 2021, as compared to 2020 (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$49,256	$54,361	$122,355	$108,531	$502	$1,466	$172,113	$164,358

Cost of revenue increased by $7.8 million, or 4.7%, to $172.1 million for the three months ended June 30, 2021, as compared to 2020. Cost of revenue increased by approximately $15.1 million period over period as a result of higher growth of our revenue generating services, offset, in part by lower capitation expenses, an increase of $2.0 million in our technology services, TPA fees and other costs offset by a decrease of $2.6 million in professional fees due to the nature and timing of our projects and a decrease of $6.8 million in our personnel costs. The principal driver of these decreases was the wind-down of EVH Passport relative to 2020. Cost of revenue for three months ended June 30, 2021 includes approximately $3.6 million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $0.9 million and $0.5 million of total personnel costs was attributable to stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively. Cost of revenue represented 77.5% and

75.6% of total services revenue for the three months ended June 30, 2021 and 2020, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our selling, general and administrative expenses by segment for the three months ended June 30, 2021, as compared to 2020 (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$18,763	$20,306	$9,592	$6,174	$14,344	$20,816	$42,699	$47,296

Selling, general, and administrative expenses decreased by $4.6 million, or 9.7%, to $42.7 million for the three months ended June 30, 2021, as compared to 2020. During three months ended June 30, 2021, personnel costs decreased by $1.1 million period over period due to a reduction in employee headcount. Approximately $2.8 million and $3.2 million of total personnel costs were attributable to stock-based compensation expense for both three months ended June 30, 2021 and 2020, respectively. Professional fees increased by $1.2 million for the three months ended June 30, 2021, as compared to 2020, respectively, primarily due to the Repositioning Plan and shareholder advisory services. Acquisition and severance costs accounted for approximately $76 thousand and $0.4 million of total selling, general and administrative expenses for the three months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses represented 19.2% and 21.8% of total revenue for the three months ended June 30, 2021, as compared to 2020, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives introduced in the fourth quarter of 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $0.7 million, or (4.5)%, to $14.9 million for the three months ended June 30, 2021, as compared to 2020. The decrease was due primarily to lower amortization on existing technology intangibles, offset, in part by, an increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Goodwill Impairment

During the three months ended June 30, 2020 we recorded a non-cash impairment charge of $215.1 million on our consolidated statements of operations as we determined that the implied fair value of goodwill of one of the two reporting units in the EHS segment was less than the carrying amount. See “Part I - Item 1. Financial Statements - Note 9” for further details of the impairment charge to goodwill.

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a loss on change in fair value of contingent consideration and indemnification asset of $0.8 million for the three months ended June 30, 2020. This variance is the result of changes in the fair values of contingent liabilities incurred from entering in the warrant agreements compared to the liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018, 2019 and 2020.

Comparison of the Results for the Six Months Ended June 30, 2021 to 2020

Revenue

Total revenue decreased by $1.4 million, or 0.3%, to $437.1 million for the six months ended June 30, 2021, as compared to 2020.

Transformation services revenue decreased by $3.1 million, or 51.5%, to $2.9 million for the six months ended June 30, 2021, as compared to 2020, due primarily to the timing of implementation activities. Transformation services revenue accounted for 0.7% and 1.4% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

Platform and operations services revenue increased by $1.7 million, or 0.4%, to $434.2 million for the six months ended June 30, 2021, as compared to 2020. We expect our platform and operations growth rate in 2021 to increase as a result of the impact of new customer additions, including Florida Blue Medicare, Inc., offset, in part by the wind-down of EVH Passport’s operations compared to 2020. Platform and operations services revenue accounted for 99.3% and 98.6% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

The following table represents Evolent’s revenue disaggregated by segment and end-market for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended June 30,
	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions
Medicaid	$112,993	$113,947	$96,987	$124,512
Medicare	14,684	29,246	176,544	126,560
Commercial and other	32,023	39,705	3,897	4,561
Total	$159,700	$182,898	$277,428	$255,633

Revenue from our Evolent Health Services segment decreased by $23.2 million for the six months ended June 30, 2021 as compared to 2020 due to the runout of services for EVH Passport, partially offset by new partner additions. Revenue from our Clinical Solutions segment increased by $21.8 million for the six months ended June 30, 2021 as compared to 2020 due to new partner additions including Florida Blue Medicare, Inc., as well as expansion into new markets within current New Century Technology & Services Suite partners.

We had 12.2 million lives on our platform as of June 30, 2021, comprised of 1.5 million lives in our Evolent Health Services segment and 10.7 million lives in our Clinical Solutions segment. The Clinical Solutions lives include 1.5 million lives in our Performance Suite and 9.2 million lives in the New Century Technology & Services Suite. Lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform, as well as members covered for oncology specialty care services and members covered for cardiology specialty care services. Lives on New Century Technology & Services Suite are calculated by summing members covered for oncology specialty care services and members covered for cardiology specialty care services for contracts under ASO arrangements. Members covered for more than one category are counted in each category.

Our average per member per month fees for our Performance Suite were $21.25 and $20.57 and for our New Century Technology and Services Suite were $0.41 and $0.40 for the six months ended June 30, 2021 and 2020, respectively. Evolent Health Services PMPM fee is defined as platform and operations revenue pertaining to the Evolent Health Services segment in the quarter divided by the average of the beginning and ending Evolent Health Services segment membership during quarter divided by the number of months in the period. Clinical Solutions PMPM fee is defined as platform and operations services revenue pertaining to our Performance Suite in the quarter divided by the average of the beginning and ending Performance Suite membership during quarter divided by the number of months in the period. New Century Technology & Services Suite PMPM fee is defined as platform and operations revenue pertaining to the New Century Technology & Services Suite in the quarter divided by the average of the beginning and ending New Century Technology & Services Suite membership during quarter divided by the number of months in the period.

Management uses Lives on our Platform and PMPM fees because we believe that they provide insight into the unit economics of our services. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We had 41 and 34 operating partners as of June 30, 2021 and 2020, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the six months ended June 30, 2021, as compared to 2020 (amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$102,703	$119,379	$225,980	$217,422	$1,262	$3,186	$329,945	$339,987

Cost of revenue decreased by $10.0 million, or 3.0%, to $329.9 million for the six months ended June 30, 2021, as compared to 2020. Cost of revenue decreased by approximately $15.9 million due to lower personnel costs, $3.8 million in lower professional fees and 0.2 million in our technology services, TPA fees and other costs combined with a $12.8 million increase from growth of our revenue generating services offset by lower capitation expenses. The principal driver of these decreases was the wind-down of EVH Passport relative to 2020. Cost of revenue for the six months ended June 30, 2021 includes approximately $5.8 million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $1.5 million and $0.9 million of total personnel costs was attributable to stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively. Cost of revenue represented 75.5% and 77.5% of total services revenue for the six months ended June 30, 2021 and 2020, respectively. Our cost of revenue decreased as a percentage of our total services revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the six months ended June 30, 2021, as compared to 2020 (amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$42,729	$50,147	$16,772	$11,642	$41,789	$37,594	$101,290	$99,383

Selling, general, and administrative expenses increased by $1.9 million, or 1.9%, to $101.3 million for the six months ended June 30, 2021, as compared to 2020. Professional fees increased by $9.8 million for the six months ended June 30, 2021, as compared to 2020, respectively, primarily due to the Repositioning Plan and shareholder advisory services. During the six months ended June 30, 2021, personnel costs decreased by $3.7 million period over period due to a reduction in employee headcount. Approximately $5.9 million of total personnel costs were attributable to stock-based compensation expense for both the six months ended June 30, 2021 and 2020, respectively. Acquisition and severance costs accounted for approximately $2.1 million and $6.8 million of total selling, general and administrative expenses for the six months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses represented 23.2% and 22.7% of total revenue for the six months ended June 30, 2021, as compared to 2020, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives introduced in the fourth quarter of 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $1.5 million, or (4.7)%, to $30.1 million for the six months ended June 30, 2021, as compared to 2020. The decrease was due primarily to lower amortization on existing technology intangibles, offset, in part by, an increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Gain (Loss) on Disposal of Assets and Consolidation

During 2019, the Company, through a non-wholly owned consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the six months ended June 30, 2020, the Company sold its interest in the subsidiary and recorded a $6.4 million loss on disposal of assets and consolidation on the consolidated statements of operations. The Company did not have any continuing involvement with the entity after the consummation of this transaction.

Goodwill Impairment

During the six months ended June 30, 2020 we recorded a non-cash impairment charge of $215.1 million on our consolidated statements of operations as we determined that the implied fair value of goodwill of one of the two reporting units in the EHS segment was less than the carrying amount. See “Part I - Item 1. Financial Statements - Note 9” for further details of the impairment charge to goodwill.

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a gain on change in fair value of contingent consideration and indemnification asset of $0.6 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering in the warrant agreements compared to the liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018, 2019 and 2020.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments, interest earned on the capital-only reinsurance agreement with NMHC and interest from the implementation loan and amounts contributed to UHC in the form of an advance for regulatory capital requirements under an agreement with UHC. We recorded interest income of $0.1 million and $0.2 million and for the three and six months ended June 30, 2021, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2020, respectively. Interest income decreased during 2021 as a result of the repayment of the $40.0 million Passport Note on November 24, 2020.

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

We recorded interest expense (including amortization of deferred financing costs) of approximately $6.3 million and $12.6 million for both the three and six months ended June 30, 2021 and 2020, respectively. See “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further details.

Impairment of Equity Method Investments

As of June 30, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we have recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the six months ended June 30, 2020.

Gain (Loss) from Equity Method Investees

The Company has acquired economic interests in several entities that are accounted for under the equity method of accounting. The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains from these investments was approximately $4.9 million and $12.7 million for the three and six months ended June 30, 2021, respectively and $25.1 million and $24.7 million for the three and six months ended June 30, 2020, respectively. The change in gain from equity method investees for the three months ended June 30, 2021 compared to 2020 is driven primarily by the Company’s investment in Passport. The change in gain from equity method investees for the six months ended June 30, 2021 compared to 2020 is driven primarily by the Company’s investment in Passport during 2020 combined with gains on the sale of our Florida equity investee’s membership during 2021.

Gain from Transfer of Membership

During the six months ended June 30, 2021, EVH Passport received a cash payment from Molina in the amount of $23.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. The foregoing amount represents 50% of the payment that EVH Passport is eligible to receive based on the number of such enrollees. The remaining 50% will be payable in the first quarter of 2022 subject to the satisfaction of certain contingencies.

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

Provision for Income Taxes

The Company recorded $0.1 million and $0.7 million in income tax expense (benefit) for the three and six months ended June 30, 2021, respectively, which resulted in effective tax rates of (1.0)% and (3.6)%, respectively, and $(3.9) million and $(3.6) million for the three and six months ended June 30, 2020, respectively, which resulted in effective tax rates of 1.9% and 1.3%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite-lived components.

Loss from Discontinued Operations, Net of Tax

As of June 30, 2021, the Company determined that True Health met the held for sale criteria under ASC 360, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as held for sale and are not included in continuing operations in the consolidated financial statements. The True Health Closing occurred on March 31, 2021.
The following table summarizes the results of operations of the Company’s True Health business, which are included in the loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Platform and operations	—	39	38	279
Premiums	—	25,502	44,795	57,649
Total revenue	—	25,541	44,833	57,928

Expenses

Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	—	4,640	5,885	7,935
Claims expenses	—	18,144	33,954	41,811
Selling, general and administrative expenses (2)	—	4,236	5,764	9,911
Depreciation and amortization expenses	—	160	160	320
Total operating expenses	—	27,180	45,763	59,977
Operating loss	—	(1,639)	(930)	(2,049)
Interest income	—	137	112	286
Interest expense	—	(3)	(4)	(7)
Other loss	—	(3)	(25)	(3)
Loss before income taxes and non-controlling interests	—	(1,508)	(847)	(1,773)
Benefit for income taxes	—		(326)	—
Net loss	$—	$(1,508)	$(521)	$(1,773)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions of $3.2 million for the three months ended June 30, 2020 and $2.8 million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related an existing services agreement for claims processing and other health plan administrative functions of $1.0 million of for the three months ended June 30, 2020 and $1.1 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $23.6 million and $250.9 million for the six months ended June 30, 2021 and 2020, respectively. Net cash and restricted cash from (used in) operating activities was $(72.4) million and $17.1 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the Company had $207.3 million of cash and cash equivalents and $31.1 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows for the six months ended June 30, 2021 and 2020 (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows:”

	For the Six Months Ended June 30,
	2021	2020
Net cash and restricted cash provided by (used in) operating activities	$(72,410)	$17,125
Net cash and restricted cash provided by (used in) investing activities	40,380	(18,382)
Net cash and restricted cash provided by (used in) financing activities	(91,087)	25,910

Operating Activities

Cash flows used in operating activities of $72.4 million for the six months ended June 30, 2021 were primarily due to our net loss of $18.9 million, a loss on the repayment and termination of our Credit Agreement of $19.2 million, a gain on the disposal of assets of $1.9 million, gain on the transfer of memberships of $23.0 million and non cash items including depreciation and amortization expenses of $30.3 million and stock-based compensation expense of $7.4 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts receivables and contract cost assets and reductions in accrued liabilities and accrued compensation and employee benefits contributed approximately $163.3 million to our cash outflows. Those cash outflows were offset, in part by increased reserves for claims and performance-based arrangements of approximately $62.6 million.

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

Investing Activities

Cash flows provided by investing activities of $40.4 million in the six months ended June 30, 2021 were primarily attributable to cash flows of $43.0 million from the transfer of membership and release of Passport escrow and returns of investment on equity method investments of $9.4 million offset, in part by $11.5 million from investments in internal-use software and purchases of property and equipment and $3.0 million of purchases of investments.

Cash flows used in investing activities of $18.4 million in the six months ended June 30, 2020 were primarily attributable to investments in internal-use software and purchases of property and equipment of $17.5 million, disposal of non-strategic assets of $2.3 million and purchases of investments of $1.4 million, offset in part by maturities of investments of $3.1 million.

Financing Activities

Cash flows used in financing activities of $91.1 million in the six months ended June 30, 2021 were primarily related to the repayment and termination of our Credit Agreement and settlement of our outstanding warrant agreements with Ares Capital Corporation of $98.4 million, offset, in part by a $2.4 million decrease in net working capital balances held on behalf of our partners for claims processing services.

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

Cash flows from Discontinued Operations

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business, which was sold on March 31, 2021, during the six months ended June 30, 2021 and 2020 were as follows:

	For the Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) operating activities	$5,002	$10,660
Cash flows provided by (used in) investing activities	(2,494)	382

Contractual Obligations

Our estimated contractual obligations (in thousands) as of June 30, 2021, were as follows:

	2021	2022-2023	2024-2025	2026+	Total
Operating leases for facilities	$5,854	$18,477	$16,523	$47,760	$88,614
Purchase obligations related to vendor contracts	8,779	7,431	87	—	16,297
Debt interest and termination payments	3,613	13,369	9,279	—	26,261
Debt principal repayment (1)	26,737	—	289,551	—	316,288
Total contractual obligations	$44,983	$39,277	$315,440	$47,760	$447,460
————————
(1)Debt principal repayments in 2021 includes the remaining $26.7 million of 2021 Notes. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion relating to the repayment of the 2021 Notes.

During the six months ended June 30, 2021, the only material change from December 31, 2020 outside the ordinary course of business in the contractual obligations set forth above was the repayment and termination of our Credit Agreement and settlement of our warrant agreements with Ares Capital Corporation. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the six months ended June 30, 2021, accounts receivable, net increased due to the impact of new customers of $70.5 million and the timing of cash receipts from existing customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $31.1 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $14.5 million, collateral for letters of credit required as security deposits for facility leases of $3.5 million, amounts held with financial institutions for risk-sharing arrangements of $12.4 million and other restricted balances of $0.8 million as of June 30, 2021. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through June 30, 2021, the Company had not entered into any off-balance sheet arrangements, other than the operating leases and notes receivable noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part I - Item 1. Financial Statements - Note 16” within this Form 10-Q.

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

Interest Rate Risk

As of June 30, 2021, the Company had cash and cash equivalents and restricted cash and restricted investments of $238.4 million, which consisted of bank deposits with FDIC participating banks of $235.9 million, bank deposits in international banks of $2.5 million. In addition, we have unrestricted investments of $0.1 million, which are classified as held-to-maturity investments and are recorded in prepaid expenses and other current assets on the consolidated balance sheets.

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

As of June 30, 2021, we had $316.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation loss of $58 thousand and $89 thousand for the three and six months ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The discussion in “Part I – Item 1. Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2020. These risk factors are supplemented for the item described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with a significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our largest partner in terms of both revenue and accounts receivable, Cook County Health and Hospitals System, comprised 29.6% and 29.2% of our revenue for the three and six months ended June 30, 2021 and 42.0% and 61.5% of our accounts receivable as of June 30, 2021 and December 31, 2020, respectively. The loss of Cook County Health and Hospitals System or any other significant partner, pursuant to a reprocurement process or otherwise, or the non-renewal or renegotiation of any of our significant partner contracts, could adversely affect our results. In May 2020, Passport, our largest partner at the time, was not awarded a Kentucky managed Medicaid contract for the next contract period, which adversely affected our results. We cannot assure you that similar facts will not occur with a different partner in the future as often our customers who are county or municipal run bodies have requirements to run public procurement processes for renewals.

In the ordinary course of business, we engage in active discussions and renegotiations, and at times we are required to participate in reprocurement or other RFP exercises with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. As our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our partners have renegotiated or terminated, or not renewed, and we expect that in the future additional partners will, from time to time, seek to renegotiate or terminate or not renew their agreements with us. These discussions and future discussions have resulted and could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently have and could negatively impact our revenues, business and prospects. In addition, we may not successfully win new contracts or renewals of existing contracts through competitive market standard reprocurement or RFP processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index

2.1*
Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference

2.2*
First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference

2.3*
Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc., Evolent Health LLC, Element Merger Sub, Inc., NCIS Holdings, Inc. and New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference

2.4*
Asset Purchase Agreement, dated May 28, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc., filed as Exhibit 2.4 to the Company’s Report on Form 10-Q filed with the SEC on August 9, 2019, and incorporated herein by reference

2.5*
First Amendment to Asset Purchase Agreement, dated as of December 30, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Justify Holdings, Inc., and Evolent Health, Inc., filed as Exhibit 2.1 to the Company’s Report on Form 8-K with the SEC on December 31, 2019, and incorporated herein by reference

3.1*
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., dated June 10, 2021, filed as Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on June 10, 2021 and incorporated herein by reference

10.1+
Evolent Health, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan, filed as Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021, and incorporated herein by reference

10.2*
Purchase Agreement and Agreement and Plan of Merger, dated August 2, 2021, by and among Evolent Health, Inc., Evolent Health LLC, EV Thunder Merger Sub, LLC, WindRose Health Investors III, L.P., Vital Decisions Acquisition, LLC and WindRose Health Investors, LLC, as the representative, filed as Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on August 4, 2021 and incorporated herein by reference

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

Dated: August 4, 2021