Form 10-Q
period 2021-09-30
Evolent Health, Inc.
filed 2021-11-04
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 1, 2021, there were 89,410,507 shares of the registrant’s Class A common stock outstanding.

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
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including the acquisition of Vital Decisions which may be difficult to integrate, divert management resources, or result in unanticipated costs or dilute our stockholders;
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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$252,496	$319,002
Restricted cash and restricted investments	16,509	14,374
Accounts receivable, net (1)	175,226	124,064
Prepaid expenses and other current assets (1)	33,965	56,295
Current assets of discontinued operations	—	33,914
Total current assets	478,196	547,649
Restricted cash and restricted investments	12,750	6,654
Investments in and advances to equity method investees	5,004	6,498
Property and equipment, net	81,574	86,240
Right-of-use assets - operating	50,118	57,799
Prepaid expenses and other noncurrent assets (1)	6,606	5,773
Contract cost assets	25,198	26,687
Intangible assets, net	245,069	264,992
Goodwill	349,010	349,029
Non-current assets of discontinued operations	—	20,379
Total assets	$1,253,525	$1,371,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$37,785	$31,975
Accrued liabilities (1)	55,774	73,242
Short-term debt, net of discount	26,704	26,557
Operating lease liability - current	6,730	7,357
Accrued compensation and employee benefits	34,542	47,163
Deferred revenue	13,785	10,187
Reserve for claims and performance - based arrangements (1)	191,878	178,827
Current liabilities of discontinued operations	—	27,986
Total current liabilities	367,198	403,294
Long-term debt, net of discount	211,063	263,343
Other long-term liabilities	9,474	22,081
Operating lease liabilities - noncurrent	57,283	62,526
Deferred tax liabilities, net	1,023	679
Non-current liabilities from discontinued operations	—	177
Total liabilities	646,041	752,100
Commitments and Contingencies (See Note 11)
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 87,456,228 and 85,894,450 shares issued, respectively	874	859
Additional paid-in-capital	1,249,228	1,229,320
Accumulated other comprehensive income (loss)	(363)	(278)
Retained earnings (accumulated deficit)	(621,132)	(589,178)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	607,484	619,600
Total liabilities and shareholders' equity	$1,253,525	$1,371,700
(1) See Note 19 for amounts attributable to unconsolidated related parties included in these line items.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Transformation services (1)	$2,075	$4,807	$4,984	$10,800
Platform and operations services (1)	220,396	234,765	654,615	667,303
Total revenue	222,471	239,572	659,599	678,103

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	163,126	181,761	493,071	521,748
Selling, general and administrative expenses (1)	51,292	52,366	152,582	151,749
Depreciation and amortization expenses	14,859	14,534	44,962	46,130
Loss on disposal of assets	—	—	—	6,447
Loss on extinguishment of debt, net	—	4,789	—	4,789
Goodwill impairment	—	—	—	215,100
Change in fair value of contingent consideration and indemnification asset	(225)	2,570	(819)	(492)
Total operating expenses	229,052	256,020	689,796	945,471
Operating loss	(6,581)	(16,448)	(30,197)	(267,368)
Interest income	120	1,159	311	2,634
Interest expense	(6,367)	(7,416)	(18,978)	(19,987)
Impairment of equity method investments	—	—	—	(47,133)
Gain from equity method investees	63	(13,717)	12,725	11,014
Gain on transfer of membership	—	—	22,969	—
Loss on repayment of debt	—	—	(19,158)	—
Other income (expense), net	(41)	(110)	(73)	174
Loss from continuing operations before income taxes	(12,806)	(36,532)	(32,401)	(320,666)
Provision (benefit) for income taxes	234	503	936	(3,131)
Loss from continuing operations	(13,040)	(37,035)	(33,337)	(317,535)
Income (loss) from discontinued operations, net of tax (2)	—	(1,135)	1,383	(2,908)
Net loss	(13,040)	(38,170)	(31,954)	(320,443)
Net loss attributable to non-controlling interests	—	(822)	—	(822)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(13,040)	$(37,348)	$(31,954)	$(319,621)

Loss per common share
Basic and diluted
Continuing operations	$(0.15)	$(0.43)	$(0.39)	$(3.84)
Discontinued operations	—	(0.01)	0.02	(0.03)
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.15)	$(0.44)	$(0.37)	$(3.87)

Weighted-average common shares outstanding
Basic and diluted	85,800	85,172	85,306	82,615

Comprehensive loss
Net loss	$(13,040)	$(38,170)	$(31,954)	$(320,443)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	4	71	(85)	(86)
Total comprehensive loss	(13,036)	(38,099)	(32,039)	(320,529)
Total comprehensive loss attributable to non-controlling interests	—	(822)	—	(822)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(13,036)	$(37,277)	$(32,039)	$(319,707)
See accompanying Notes to Consolidated Financial Statements

————————
(1)See Note 19 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $1.9 million gain on disposal of discontinued operations for the nine months ended September 30, 2021.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2021	87,195	$872	$1,242,900	$(367)	$(608,092)	$(21,123)	$614,190	$—	$614,190

Stock-based compensation expense	—	—	4,395	—	—	—	4,395	—	4,395
Exercise of stock options	242	2	2,188	—	—	—	2,190	—	2,190
Restricted stock units vested, net of shares withheld for taxes	19	—	(255)	—	—	—	(255)	—	(255)
Foreign currency translation adjustment	—	—	—	4	—	—	4	—	4
Net loss	—	—	—	—	(13,040)	—	(13,040)	—	(13,040)

Balance as of September 30, 2021	87,456	$874	$1,249,228	$(363)	$(621,132)	$(21,123)	$607,484	$—	$607,484

	For the Three Months Ended September 30, 2020
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2020	85,457	$855	$1,183,605	$(391)	$(537,205)	$—	$646,864	$—	$646,864

Stock-based compensation expense	—	—	3,164	—	—	—	3,164	—	3,164
Exercise of stock options	265	3	1,445	—	—	—	1,448	—	1,448
Restricted stock units vested, net of shares withheld for taxes	35	—	(51)	—	—	—	(51)	—	(51)
Consolidation of equity method investment	—	—	—	—	—	(21,123)	(21,123)	25,749	4,626
Foreign currency translation adjustment	—	—	—	71	—	—	71	—	71
Equity component of 2024 notes, net of issuance costs	—	—	36,793	—	—	—	36,793	—	36,793
Net loss	—	—	—	—	(37,348)	—	(37,348)	(822)	(38,170)

Balance as of September 30, 2020	85,757	$858	$1,224,956	$(320)	$(574,553)	$(21,123)	$629,818	$24,927	$654,745

See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	85,895	$859	$1,229,320	$(278)	$(589,178)	$(21,123)	$619,600	$—	$619,600

Stock-based compensation expense	—	—	11,754	—	—	—	11,754	—	11,754
Exercise of stock options	1,142	11	11,555	—	—	—	11,566	—	11,566
Restricted stock units vested, net of shares withheld for taxes	419	4	(3,401)	—	—	—	(3,397)	—	(3,397)
Foreign currency translation adjustment	—	—	—	(85)	—	—	(85)	—	(85)
Net loss	—	—	—	—	(31,954)	—	(31,954)	—	(31,954)

Balance as of September 30, 2021	87,456	$874	$1,249,228	$(363)	$(621,132)	$(21,123)	$607,484	$—	$607,484

	For the Nine Months Ended September 30, 2020
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-Controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	84,589	$846	$1,173,708	$(234)	$(251,962)	$—	$922,358	$6,689	$929,047

Cumulative-effect adjustment from adoption of ASU 2016-13	—	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	10,375	—	—	—	10,375	—	10,375
Exercise of stock options	355	4	1,970	—	—	—	1,974	—	1,974
Restricted stock units vested, net of shares withheld for taxes	385	4	(1,386)	—	—	—	(1,382)	—	(1,382)
Consolidation of equity method investment	—	—	—	—	—	(21,123)	(21,123)	25,749	4,626
Share retirement	(188)	(2)	(683)	—	—	—	(685)	—	(685)
Class A common stock issued for payment of earn-outs	616	6	4,179	—	—	—	4,185	—	4,185
Disposal of assets	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	(86)	—	—	(86)	—	(86)
Equity component of 2024 notes, net of issuance costs	—	—	36,793	—	—	—	36,793	—	36,793
Net loss	—	—	—	—	(319,621)	—	(319,621)	(822)	(320,443)

Balance as of September 30, 2020	85,757	$858	$1,224,956	$(320)	$(574,553)	$(21,123)	$629,818	$24,927	$654,745
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows Used In Operating Activities
Net loss	$(31,954)	$(320,443)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	(819)	(492)
(Gain) loss on disposal of assets	(1,904)	6,447
(Gain) loss from equity method investees	(12,725)	(11,014)
Depreciation and amortization expenses	45,122	46,610
Impairment of equity method investments	—	47,133
Stock-based compensation expense	11,754	10,375
Deferred tax (benefit) provision	(288)	(773)
Amortization of contract cost assets	9,928	15,937
Amortization of deferred financing costs	13,399	10,093
Interest from customer advance for regulatory capital requirements	(242)	(1,788)
Gain on transfer of membership	(22,969)	—
Goodwill impairment	—	215,100
Loss on repayment of debt	19,158	4,789
Other current operating cash outflows, net	714	1,809
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(52,878)	(15,665)
Prepaid expenses and other current and non-current assets	(140)	9,113
Contract cost assets	(8,439)	(7,946)
Accounts payable	8,164	(394)
Accrued liabilities	(13,893)	6,264
Accrued compensation and employee benefits	(12,811)	(4,650)
Deferred revenue	3,103	(10,811)
Reserve for claims and performance-based arrangements	16,784	(16,479)
Right-of-use operating assets	6,408	9,493
Operating lease liabilities	(4,589)	(490)
Other long-term liabilities	1,208	4,408
Net cash and restricted cash used in operating activities	(27,909)	(3,374)
Cash Flows Provided by Investing Activities
Cash paid for asset acquisitions	(1,889)	—
Proceeds from transfer of membership and release of Passport escrow	42,996	—
Loan for implementation funding	—	(400)
Disposal of non-strategic assets and divestiture of discontinued operations, net	3,490	(2,287)
Return of equity method investments	14,218	—
Impact to cash and cash equivalents and restricted cash from initial consolidation	—	159,755
Purchases of investments	(2,994)	(11,168)
Maturities and sales of investments	500	140,905
Investments in internal-use software and purchases of property and equipment	(17,739)	(23,614)
Other investing activities	—	106
Net cash and restricted cash provided by investing activities	38,582	263,297
Cash Flows Provided by (Used In) Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	1,105	(2,212)
Repayment and termination of Credit Agreement including settlement of warrants.	(98,420)	—
See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30,
	2021	2020
Proceeds from issuance of 2024 Notes, net of offering costs	—	30,062
Repurchase of 2021 Notes and financing fees	—	(16,388)
Proceeds from stock option exercises	11,566	1,974
Distributions to Sponsors	(1,300)	—
Taxes withheld and paid for vesting of restricted stock units	(3,397)	(1,382)
Net cash and restricted cash provided by (used in) financing activities	(90,446)	12,054
Effect of exchange rate on cash and cash equivalents and restricted cash	(53)	43
Net increase (decrease) in cash and cash equivalents and restricted cash	(79,826)	272,020
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	361,581	128,531
Cash and cash equivalents and restricted cash as of end-of-period (1)	$281,755	$400,551
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

The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Effective during the first quarter of 2021, the Company bifurcated its previous Services segment into two segments. The Company’s Evolent Health Services segment (“EHS”) includes our administrative simplification solution and certain supporting population health infrastructure. Our Clinical Solutions segment includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands. Refer to Note 21 for a further discussion of our operating results by segment.

Since its inception, the Company has incurred losses from operations. As of September 30, 2021, the Company had unrestricted cash and cash equivalents of $252.5 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations and cash flows. The consolidated balance sheet as of December 31, 2020, has been derived from audited financial statements as of that date and reflects the impact of the sale of True Health. See Note 5 for a complete summary of this transaction. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2020 Form 10-K.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations as of September 30, 2021 and December 31, 2020 (in thousands) as follows:

	September 30, 2021	December 31, 2020 (1)
Collateral for letters of credit for facility leases (2)	$3,410	$3,510
Collateral with financial institutions (3)	11,957	4,743
Claims processing services (4)	13,169	12,064
Other	723	1,327
Total restricted cash and restricted investments	$29,259	$21,644

Current restricted cash	16,509	14,374
Total current restricted cash and restricted investments	$16,509	$14,374

Non-current restricted cash	12,750	6,654
Total non-current restricted cash and restricted investments	$12,750	$6,654
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
(3)Represents collateral held with financial institutions for risk-sharing and other arrangements. As of September 30, 2021 and December 31, 2020, approximately $12.0 million and $4.7 million, respectively, of the collateral amounts were held in a FDIC participating bank account. See Note 18 for discussion of fair value measurement and Note 11 for discussion of our risk-sharing arrangements.
(4)Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows as of September 30, 2021 and 2020 (in thousands).

	September 30,
	2021	2020
Cash and cash equivalents	$252,496	$370,514
Restricted cash and restricted investments	29,259	31,447
Restricted investments included in restricted cash and restricted investments	—	(1,410)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$281,755	$400,551
————————
(1)As a result of the closing of the sale of True Health SPA, the consolidated statements of operations, consolidated balance sheets and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations for all periods presented. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for all periods presented. See Note 5.

Business Combinations

Companies acquired during each reporting period are reflected in the results of the Company effective from their respective dates of acquisition through the end of the reporting period. The Company allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Critical estimates used to value certain identifiable assets include, but are not limited to, expected long-term revenues, future expected operating expenses, cost of capital and appropriate discount rates.

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

Reserves for Claims and Performance-based Arrangements

Reserves for claims and performance-based arrangements reflect estimates of payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known. See Note 22 for additional discussion regarding our reserves for claims and performance-based arrangements.

Leases

The Company enters into various office space, data center and equipment lease agreements in conducting its normal business operations. At the inception of any contract, the Company evaluates the agreement to determine whether the contract contains a lease. If the contract contains a lease, the Company then evaluates the term and whether the lease is an operating or finance lease. Most leases include one or more options to renew or may have a termination option. The Company determines whether these options are reasonably certain to be exercised at the inception of the lease. The rent expense is recognized on a straight-line basis in the consolidated statements of operations and comprehensive income (loss) over the terms of the respective leases. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

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

Foreign Currency

The Company formed a subsidiary in India during the first quarter of 2018. The functional currency of our international subsidiary is the Indian Rupee. We translate the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities and monthly average rates of exchange for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity. Foreign currency translation gains and losses did not have a material impact on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

Note 3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, contract assets, held-to-maturity securities, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model.  The new standard results in earlier recognition of credit losses based on past events, current conditions and reasonable and supportable forecasts.  The standard is effective for entities with fiscal years beginning after December 15, 2019, including interim periods within such fiscal years. We adopted the requirements of this standard effective January 1, 2020 using the modified retrospective approach and recorded a cumulative effect adjustment of $3.0 million to January 1, 2020 retained earnings (accumulated deficit). Results for reporting periods beginning January 1, 2020 reflect the adoption of ASU 2016-13, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting practices. In our previous accounting policy for trade receivables and non-trade receivables, we maintained an allowance for doubtful accounts based solely on specific identification. Under the new accounting standard, we maintain our specific identification process but utilize several factors to develop historical losses reserves, including aging schedules, customer creditworthiness and historical payment experience, which are then adjusted for current conditions and reasonable and supportable forecasts in measurement of the allowance.  In addition, for customer advances and certain off-balance sheet credit exposures, we evaluate the allowance through a discounted cash flow approach.  For held-to-maturity investment securities, we evaluate (i) historical information adjusted for current conditions and reasonable and supportable forecasts and (ii) qualitative factors to determine whether the zero-loss expectation exception applies. Refer to Note 7 for additional disclosures related to current expected credit losses.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The amendments in the ASU remove certain exceptions to the intraperiod tax allocation of losses and gains from different financial statement components and to the method of recognizing income taxes on interim period losses and the recognition of deferred tax liabilities for outside basis differences. In addition, the new guidance simplifies aspects of the accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this standard starting in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.

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

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. As a result, EVH Passport began to wind down its business. In connection with the Molina Closing, Molina deposited $20.0 million in cash in escrow, which was subsequently released to EVH Passport in January 2021. In addition, at the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business is officially transferred to Molina effective September 1, 2021.

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

During the first quarter of 2021, pursuant to the terms of the Molina APA, EVH Passport received a cash payment from Molina in the amount of $23.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. The payment is recorded in gain on transfer of membership on the consolidated statement of operations and comprehensive income (loss). The foregoing amount represents 50% of the payment that EVH Passport is eligible to receive pursuant to the terms of the Molina APA based on the number of such enrollees. The remaining 50% will be receivable in the first quarter of 2022 subject to the satisfaction of certain contingencies.

Note 5. Discontinued Operations

On January 11, 2021, Evolent Health LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into a Stock Purchase Agreement (the “True Health SPA”) with Bright Health Management, Inc. (“Bright HealthCare”), pursuant to which EH Holdings agreed to sell all of its equity interests in True Health to Bright HealthCare. Closing of the transactions contemplated by the True Health SPA occurred on March 31, 2021 (the “True Health Closing”) and the Company has had no continuing involvement with True Health subsequent to the closing except a pre-existing services agreement for claims processing and other health plan administrative functions.

As of the first quarter of 2021, the Company determined that True Health met the discontinued operations criteria under ASC 360, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as held for sale and are not included in continuing operations in the consolidated financial statements.

The following table summarizes the results of operations of the Company’s True Health business, which are included in loss from discontinued operations in the consolidated statements of operations the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Platform and operations	$—	$71	$38	$350
Premiums	—	29,487	44,795	87,136
Total revenue	—	29,558	44,833	87,486

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	—	4,926	5,885	12,861
Claims expenses	—	21,325	33,954	63,136
Selling, general and administrative expenses (2)	—	4,407	5,764	14,318
Depreciation and amortization expenses	—	160	160	480
Total operating expenses	—	30,818	45,763	90,795
Operating loss	—	(1,260)	(930)	(3,309)
Interest income	—	129	112	415
Interest expense	—	(3)	(4)	(10)
Other loss	—	(1)	(25)	(4)
Loss before income taxes and non-controlling interests	—	(1,135)	(847)	(2,908)
Benefit for income taxes	—	—	(326)	—
Net loss	$—	$(1,135)	$(521)	$(2,908)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $3.7 million for the three months ended September 30, 2020 and $2.8 million and $10.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $1.0 million for the three months ended September 30, 2020 and $1.1 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the nine months ended September 30, 2021 and 2020 were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities	$5,002	$7,920
Cash flows provided by (used in) investing activities	(2,494)	936

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
————————
(1)Accounts payable exclude $1.5 million between the Company and True Health related to an existing services agreement for claims processing and other health plan administrative functions as of December 31, 2020.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Evolent Health Services		Clinical Solutions
Medicaid	$41,857	$51,637	$51,829	$73,480	$154,850	$165,584	$148,816	$197,992
Medicare	4,816	28,483	91,249	63,663	19,500	57,729	267,793	190,223
Commercial and other	30,154	19,830	2,566	2,479	62,177	59,535	6,463	7,040
Total	$76,827	$99,950	$145,644	$139,622	$236,527	$282,848	$423,072	$395,255
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $168.2 million of transaction price to performance obligations that are unsatisfied as of September 30, 2021. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 11%, 46% and 68% of these remaining performance obligations by December 31, 2021, 2022 and 2023, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

Deferred revenue includes advance customer payments and billings in excess of revenue recognized. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. Our current deferred revenue is recorded within deferred revenue on our consolidated balance sheets and non-current deferred revenue is recorded within other long-term liabilities on our consolidated balance sheets.

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020 (1)
Short-term receivables (2)	$172,171	$122,167
Long-term receivables (2)	4,796	4,554
Short-term contract assets	—	329
Short-term deferred revenue	13,785	10,187
Long-term deferred revenue	4,457	3,593
————————
(1)Amounts exclude $3.4 million of short-term receivables and $4.1 million of short-term deferred revenue reclassified to discontinued operations as of December 31, 2020.
(2)Excludes pharmacy claims receivable and premiums receivable

Changes in deferred revenue for the nine months ended September 30, 2021 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$13,780
Reclassification to revenue, as a result of performance obligations satisfied	(9,343)
Cash received in advance of satisfaction of performance obligations	13,805
Balance as of end of period	$18,242

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in previous period was $2.0 million and $18.1 million for the three and nine months ended September 30, 2021, respectively, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of both September 30, 2021 and December 31, 2020, the Company had $3.3 million, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $1.3 million for the three and nine months ended September 30, 2021, respectively and $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2021 and December 31, 2020, the Company had $21.9 million and $23.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $1.3 million and $8.6 million for the three and nine months ended September 30, 2021, respectively, $5.2 million and $14.6 million for the three and nine months ended September 30, 2020, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advances for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three and nine months ended September 30, 2021. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three and nine months ended September 30, 2021.

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
We monitor our ongoing credit exposure through active review of counterparty balances against contract terms, due dates and business strategy. Our activities include timely account reconciliation, dispute resolution and payment confirmation. We may employ legal counsel to pursue recovery of defaulted receivables. In addition, the Company will establish a general reserve based on delinquency rates. Historical loss rates are determined for each delinquency bucket in 30-day past-due intervals and then applied to the composition of the reporting date balance based on delinquency. The allowance implied from application of the historical loss rates is then adjusted, as necessary, for current conditions and reasonable and supportable forecasts.

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets at September 30, 2021, 64% were current, 21% were past due less than 60 days, with 29% past due less than 120 days. At September 30, 2021, we reported $195.0 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other assets on the consolidated balance sheet and contract assets, net of allowances of $3.9 million. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Balance as of beginning of period	$(7,056)	$(41)
Passport acquisition	—	(2,582)
Cumulative transition adjustment	—	(2,815)
Provision for credit losses	(1,949)	(1,438)
Charge-offs(1)	5,076	1,665
Balance as of end of period	$(3,929)	$(5,211)
(1)Charge offs for the nine months ended September 30, 2021, are due to balances written-off that were previously fully reserved as part of the Passport transaction.

Note 8. Property and Equipment, Net

The following summarizes our property and equipment as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Computer hardware	$20,542	$18,866
Furniture and equipment	3,546	3,559
Internal-use software development costs	153,576	137,085
Leasehold improvements	15,580	15,586
Total property and equipment	193,244	175,096
Accumulated depreciation and amortization expenses	(111,670)	(88,856)
Total property and equipment, net	$81,574	$86,240

The Company capitalized $5.4 million and $16.5 million of internal-use software development costs for the three and nine months ended September 30, 2021, respectively, and $5.6 million and $19.3 million for the three and nine months ended September 30, 2020, respectively. The net book value of capitalized internal-use software development costs was $71.7 million and $75.3 million as of September 30, 2021 and December 31, 2020, respectively.

Depreciation expense related to property and equipment was $7.4 million and $22.8 million for the three and nine months ended September 30, 2021, respectively, and $7.3 million and $21.2 million for the three and nine months ended September 30, 2020, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.7 million and $20.0 million for the three and nine months ended September 30, 2021, respectively, and $6.2 million and $17.8 million for the three and nine months ended September 30, 2020, respectively.

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

2021 Goodwill Impairment Test

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and nine months ended September 30, 2021. We will perform our annual impairment test as of October 31, 2021.

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

During May 2020, the Kentucky Cabinet for Health and Family Services (“CHFS”) announced that EVH Passport was not awarded a Kentucky managed Medicaid contract for the next contract period and the Passport Medicaid Contract would expire on December 31, 2020. As a result of this announcement, the Company determined there were events or changes in circumstances since its 2019 annual goodwill impairment test that indicated it was more likely than not that the fair value of one of its two reporting units in the EHS segment was less than the reporting unit’s carrying amount triggering an interim quantitative assessment.

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

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2021 and 2020 (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2020 (1)	$214,354	$134,675	$349,029
Foreign currency translation	(19)	—	(19)
Balance as of September 30, 2021	$214,335	$134,675	$349,010

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2019 (1)	$431,684	$134,675	$566,359
Goodwill disposal (2)	(2,200)	—	(2,200)
Impairment	(215,100)	—	(215,100)
Foreign currency translation	(42)	—	(42)
Balance as of September 30, 2020	$214,342	$134,675	$349,017
————————
(1)Net of cumulative inception to date impairment of $575.5 million and $360.4 million as of December 31, 2020 and 2019, respectively.
(2)Goodwill written-off upon disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) as of September 30, 2021 and December 31, 2020 are presented below:

	September 30, 2021				December 31, 2020
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	12.4	$23,300	$7,306	$15,994	13.2	$23,300	$6,271	$17,029
Customer relationships (1)	15.4	278,519	68,483	210,036	16.2	278,519	57,716	220,803
Technology	1.7	82,922	71,460	11,462	1.8	82,922	63,507	19,415
Below market lease, net	1.6	1,218	899	319	2.3	1,118	648	470
Provider network contracts (1)	2.3	14,364	7,106	7,258	2.9	12,175	4,900	7,275
Total intangible assets, net		$400,323	$155,254	$245,069		$398,034	$133,042	$264,992
————————
(1)Amounts exclude $2.2 million and $0.9 million of customer relationships and provider network contracts, respectively, net of accumulated amortization, with weighted average remaining useful lives of 15 years and 10 months reclassified to discontinued operations as of December 31, 2020.

Amortization expense related to intangible assets for the three and nine months ended September 30, 2021, was $7.4 million and $22.1 million, respectively. Amortization expense related to intangible assets for the three and nine months ended September 30, 2020 was $7.2 million and $24.9 million, respectively, excluding $0.2 million and $0.5 million of amortization expense related to discontinued operations for the three and nine months ended September 30, 2020.

Future estimated amortization of intangible assets (in thousands) as of September 30, 2021, is as follows:

2021	$6,421
2022	24,751
2023	22,447
2024	16,563
2025	15,736
Thereafter	159,151
Total future amortization of intangible assets	$245,069

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and nine months ended September 30, 2021, that would require an impairment test for our intangible assets.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $1.0 and $3.0 million for the three and nine months ended September 30, 2021.

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

The option to settle the 2024 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2024 Notes into a debt component and an equity component. The debt component was determined to be $78.9 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $38.1 million before issuance costs and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the fair value of the debt component. Issuance costs of $1.7 million and $1.3 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $38.1 million, $1.7 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2024 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. The Company recorded $2.0 million and $5.9 million of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component for the three and nine months ended September 30, 2021.

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

The Senior Credit Facilities contained customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company was required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default had occurred, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the agreement. The Company recorded $0.6 million and $1.7 million in interest expense related to the amortization of the debt discount and the issuance costs for the three and nine months ended September 30, 2020, respectively.

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

On January 8, 2021, the Company repaid all outstanding amounts owed under and terminated the Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Capital Corporation under the Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. As a result of this transaction, the Company recorded a loss on the repayment of debt of $19.2 million, representing the remaining unamortized debt issuance costs of $9.5 million, the make-whole premium and $35 thousand of legal expenses.

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

2025 Notes

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the “2025 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes were issued at par for net proceeds of $166.6 million. We incurred $5.9 million of debt issuance costs in connection with the 2025 Notes. The closing of the private placement of $150.0 million aggregate principal amount of the 2025 Notes occurred on October 22, 2018 and the Company completed the offering and sale of an additional $22.5 million aggregate principal amount of the 2025 Notes on October 24, 2018, pursuant to the initial purchasers’ exercise in full of their option to purchase additional notes.

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million and $1.9 million for the three and nine months ended September 30, 2021 and 2020, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. The Company recorded $2.5 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, and $2.3 million and $6.6 million for the three and nine months ended September 30, 2020, respectively, in interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

Holders of the 2021 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes will mature on December 1, 2021, unless earlier repurchased or converted in accordance with their terms prior to such date. In addition, holders of the 2021 Notes may require the Company to repurchase all or part of their 2021 Notes upon the occurrence of a fundamental change at a price equal to 100.00% of the principal amount of the 2021 Notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental repurchase date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. We recorded non-cash interest expense related to the amortization of deferred financing costs of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.

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

Convertible Senior Notes Carrying Value

The 2025 Notes, 2024 Notes and 2021 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of September 30, 2021. However, the 2025 Notes, 2024 Notes and 2021 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2025 Notes, 2024 Notes and the 2021 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
2024 Notes
Carrying value	$87,317	$81,462
Unamortized debt discount and issuance costs	29,734	35,589
Principal amount	$117,051	$117,051
Remaining amortization period (years)	3.2	3.9
Fair value	$174,962	$153,220

2025 Notes
Carrying value	$123,746	$116,349
Unamortized debt discount and issuance costs	48,754	56,151
Principal amount	$172,500	$172,500
Remaining amortization period (years)	4.0	4.8
Fair value	$193,799	$147,488

2021 Notes
Carrying value	$26,704	$26,557
Unamortized issuance costs	33	180
Principal amount	$26,737	$26,737
Remaining amortization period (years)	0.2	0.9
Fair value	$29,404	$26,470

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of September 30, 2021 and December 31, 2020, the Company established irrevocable standby letters of credit with a bank for $14.9 million and $7.4 million for the benefit of a regulatory authorities, real estate and risk-sharing agreements. As such, we held $14.9 million and $7.4 million in restricted cash and restricted investments as collateral as of September 30, 2021 and December 31, 2020, respectively. The letters of credit have current expiration dates between October 2021 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date, unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three and nine months ended September 30, 2021 and 2020, respectively.

Guarantees

In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of September 30, 2021, no amounts have been funded under this guarantee.

Reinsurance Agreements

As part of the Passport Closing, EVH Passport and UHC entered into an agreement that provided for the administration and assumption of the financial risks by EVH Passport of the D-SNP Business until such time as EVH Passport became certified as a Medicare Advantage Organization and the D-SNP Business could be transferred to EVH Passport. On October 1, 2020, the D-SNP Business was transferred from UHC to EVH Passport.

At the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred to Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business was officially transferred to Molina effective September 1, 2021.

The following summarizes premiums and claims assumed under the Reinsurance Agreements for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Reinsurance premiums assumed	$22,827	$3,275
Reinsurance premiums ceded	(1,614)	(3,275)
Claims assumed	20,298	2,959
Claims ceded	—	(422)
Claims-related administrative expenses	2,160	—
Increase in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	1,983	2,537
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	4,002	(502)
Impact of consolidation on payable for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	—
Reinsurance payments paid (received)	7,936	(502)
Payable (receivable) for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$(1,951)	$2,537

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020, and a second amended complaint was filed on June 8, 2020. The case, Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, Christie Spencer, and Steven Wigginton, alleges that the Company’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the second amended complaint, and the Eastern District of Virginia granted in part and denied in part the motion on March 24, 2021. The Company and Plaintiffs then filed separate motions to reconsider that are pending. While the scope of the allegations that remain is still unclear pending the court’s further decision, the case has now proceeded to the discovery phase. Based on the Company’s investigation so far, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain, and at this stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. The Company anticipates that another round of motion to dismiss briefing will occur later this year. Based on the Company’s investigation so far, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain, and at this stage, the Company is currently unable to assess the probability of loss or estimate a range of potential loss, if any, associated with this lawsuit.

The Company is not aware of any other legal proceedings or claims as of September 30, 2021, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or result of operations.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2021, approximately 99.5% of our $281.8 million of cash and cash equivalents, restricted cash and restricted investments were held in bank deposits with FDIC participating banks and approximately 0.5% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated trade accounts receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cook County Health and Hospitals System	43.7%	61.5%
Florida Blue Medicare, Inc	33.3%	*
————————
*     Represents less than 10.0% of the respective balance

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
Cook County Health and Hospitals Systems	29.0%	23.1%	29.0%	22.0%
Florida Blue Medicare, Inc.	13.8%	*	14.2%	*
Passport	*	22.9%	*	25.0%
————————
(1)The denominator excludes $29.5 million and $87.1 million of True Health premium revenue reclassified to discontinued operations for the three and nine months ended September 30, 2020, respectively.
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

In connection with various lease agreements, the Company is required to maintain $3.4 million and $3.5 million in letters of credit as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company held $3.4 million and $3.5 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of September 30, 2021 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	10.3	$36,364	$1,579
Riverside, IL	9.5	42,205	232
Pune, India	2.0	1,612	—
Brea, CA	0.7	739	—

The following table summarizes the components of our lease expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,417	$6,389	$9,672	$13,031
Amortization of right-of-use assets	—	—	—	299
Interest expense	—	—	—	3
Variable lease cost	1,183	1,327	3,696	3,844
Total lease cost	$3,600	$7,716	$13,368	$17,177

Maturity of lease liabilities (in thousands) as of September 30, 2021, is as follows:

Operating lease expense
2021	2,955
2022	9,832
2023	8,645
2024	8,378
2025	8,145
Thereafter	47,762
Total lease payments	85,717
Less:
Interest	21,704
Present value of lease liabilities	$64,013

Our weighted-average discount rate and our weighted remaining lease terms (in years) as of September 30, 2021 are as follows:

Weighted average discount rate	6.43%
Weighted average remaining lease term	9.1

Note 13. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$(13,040)	$(37,035)	$(33,337)	$(317,535)
Income (loss) from discontinued operations, net of tax	—	(1,135)	1,383	(2,908)
Net income (loss)	(13,040)	(38,170)	(31,954)	(320,443)
Less:
Net loss attributable to non-controlling interests	—	(822)	—	(822)
Net income (loss) available for common shareholders - basic and diluted	$(13,040)	$(37,348)	$(31,954)	$(319,621)

Weighted-average common shares outstanding - basic and diluted	85,800	85,172	85,306	82,615

Income (loss) per common share
Basic and diluted
Continuing operations	$(0.15)	$(0.43)	$(0.39)	$(3.84)
Discontinued operations	—	(0.01)	0.02	(0.03)
Basic and diluted income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$(0.15)	$(0.44)	$(0.37)	$(3.87)

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above for the three and nine months ended September 30, 2021 and 2020 are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units ("RSUs"), performance-based RSUs and leveraged stock units ("LSUs")	2,012	1,042	1,700	600
Stock options	2,004	1,362	2,008	1,016
Convertible senior notes	12,696	9,789	12,696	10,169
Total	16,712	12,193	16,404	11,785

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Award Type
Stock options	$274	$584	$945	$1,972
Performance-based stock options	—	—	—	75
RSUs	2,381	1,704	6,782	5,566
LSUs	995	876	2,302	2,762
PSUs	745	—	1,725	—
Total compensation expense by award type	$4,395	$3,164	$11,754	$10,375

Line Item
Cost of revenue	$131	$436	$1,618	$1,354

Selling, general and administrative expenses	4,264	2,728	10,136	9,021
Total compensation expense by financial statement line item	$4,395	$3,164	$11,754	$10,375

No stock-based compensation was capitalized as software development costs for the three and nine months ended September 30, 2021 and 2020.

Stock-based awards were granted for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
RSUs	134	52	1,162	1,192
PSUs	—	—	319	—
LSUs	—	—	—	520

Note 15. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax expense (benefit) of $0.2 million and $0.9 million was recognized for the three and nine months ended September 30, 2021, respectively, which resulted in effective tax rates of (1.8)% and (2.9)%, respectively. An income tax expense (benefit) of $0.5 million and $(3.1) million was recognized for the three and nine months ended September 30, 2020, respectively, which resulted in effective tax rates of (1.3)% and 1.0%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax expense recorded during the three and nine months ended September 30, 2021 primarily relates to foreign taxes.

As of December 31, 2020, the Company had unrecognized tax benefits of $0.7 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of September 30, 2021, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits, if any, that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 11 above for discussion of our TRA.

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

As of September 30, 2021 and December 31, 2020, the Company’s economic interests in its equity method investments ranged between 4% and 39%, and 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the (gain) losses from these investments was approximately $0.1 million and $12.7 million for the three and nine months ended September 30, 2021, respectively, and $(13.7) million and $11.0 million for the three and nine months ended September 30, 2020, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $4.0 million and $12.6 million for the three and nine months ended September 30, 2021, respectively, and $65.9 million and $197.2 million for the three and nine months ended September 30, 2020, respectively.

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

Changes in non-controlling interests (in thousands) for the periods presented were as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Non-controlling interests balance as of beginning of period	$—	$6,689
Issuance of non-controlling interest	25,749	25,749
Net loss attributable to non-controlling interest	(822)	(822)
Reclassification of non-controlling interests	—	(6,689)
Non-controlling interests balance as of end of period	$24,927	$24,927

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
(2) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 10. The warrants were settled in January 2021.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three and nine months ended September 30, 2021 and 2020, respectively.

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

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Balance as of beginning of period	$13,730	$16,975
Settlements	(13,730)	(3,500)
Realized and unrealized gains (losses), net	—	(2,363)
Balance as of end of period	$—	$11,112

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

The Company also works with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. This relationship is currently in wind-down.

The following table presents assets and liabilities attributable to our related parties as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$4,829	$9,474
Prepaid expenses and other current assets	10	51
Prepaid expenses and other noncurrent assets	4,796	4,554

Liabilities
Accounts payable	$2,396	$2,509
Accrued liabilities	840	1,520
Reserve for claims and performance-based arrangements	129	435

The following table presents revenues and expenses attributable to our related parties for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Transformation services	$—	$3,716	$—	$5,416
Platform and operations services	9,775	72,383	35,718	214,216

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	751	(63)	1,850	1,013
Selling, general and administrative expenses	74	—	186	97

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

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives. The Repositioning Plan is expected to conclude in the fourth quarter of 2021.

The following table provides a summary of our total costs associated with the Repositioning Plan for the three and nine months ended September 30, 2021, by major type of cost (in thousands):

	Incurred For the Three Months Ended September 30, 2021	Incurred for the Nine Months Ended September 30, 2021	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through September 30, 2021
Severance and termination benefits	$—	$185	$185	$185
Office space consolidation	—	2,071	2,321	2,071
Professional services	—	3,787	5,562	5,062
Total	$—	$6,043	$8,068	$7,318

Note 21. Segment Reporting

Commencing with the three months ended March 31, 2021, we define our reportable segments based on the way the CODM, the chief executive officer, manages the operations for purposes of allocating resources and assessing performance. We classify our operations into two reportable segments as follows:

•Evolent Health Services, which houses our Administrative Simplification solution and certain supporting population health infrastructure; and
•Clinical Solutions, which includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands.

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

The following tables present our segment information for the three and nine months ended September 30, 2021 and 2020 (in thousands). Prior-year segment information (including segments total Adjusted EBITDA) has been restated to conform to the reporting structure change described in Note 1.

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated
Revenue
For the Three Months Ended September 30, 2021
Transformation services	$2,075	$—	$—	$2,075	$—	$2,075
Platform and operations services	61,240	159,614	(458)	220,396	—	220,396
Total revenue	$63,315	$159,614	$(458)	$222,471	$—	$222,471

For the Three Months Ended September 30, 2020
Transformation services	$4,807	$—	$—	$4,807	$—	$4,807
Platform and operations services	95,361	140,071	(667)	234,765	—	234,765
Total revenue	$100,168	$140,071	$(667)	$239,572	$—	$239,572

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Segments Total
For the Three Months Ended September 30, 2021
Adjusted EBITDA	$(3,353)	$23,883	$20,530	$(6,765)	$13,765

For the Three Months Ended September 30, 2020
Adjusted EBITDA	$24,645	$(974)	$23,671	$(9,888)	$13,783

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated
Revenue
For the Nine Months Ended September 30, 2021
Transformation services	$4,984	$—	$—	$4,984	$—	$4,984
Platform and operations services	218,940	437,031	(1,356)	654,615	—	654,615
Total revenue	$223,924	$437,031	$(1,356)	$659,599	$—	$659,599

For the Nine Months Ended September 30, 2020
Transformation services	$10,800	$—	$—	$10,800	$—	$10,800
Platform and operations services	273,583	395,723	(2,003)	667,303	—	667,303
Total revenue	$284,383	$395,723	$(2,003)	$678,103	$—	$678,103

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Segments Total
For the Nine Months Ended September 30, 2021
Adjusted EBITDA	$9,120	$53,456	$62,576	$(20,558)	$42,018

For the Nine Months Ended September 30, 2020
Adjusted EBITDA	$36,361	$18,269	$54,630	$(26,452)	$28,178
————————
(1)Corporate includes various finance, human resources, legal, executive, and other corporate infrastructure expenses.

The following table presents our reconciliation of consolidated segments total Adjusted EBITDA to net loss attributable to common shareholders of Evolent Health, Inc. for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders of Evolent Health, Inc.	$(13,040)	$(37,348)	$(31,954)	$(319,621)
Less:
Interest income	120	1,159	311	2,634
Interest expense	(6,367)	(7,416)	(18,978)	(19,987)
(Provision) benefit for income taxes	(234)	(503)	(936)	3,131
Depreciation and amortization expenses	(14,859)	(14,534)	(44,962)	(46,130)
Equity method investment impairment	—	—	—	(47,133)
Gain on transfer of membership	—	—	22,969	—
Loss on repayment of debt, net	—	—	(19,158)	—
Loss on extinguishment of debt	—	(4,789)	—	(4,789)
Goodwill impairment	—	—	—	(215,100)
Gain from equity method investees	63	(13,717)	12,725	11,014
Loss on disposal of assets	—	—	—	(6,447)
Change in fair value of contingent consideration and indemnification asset	225	(2,570)	819	492
Net loss attributable to non-controlling interests	—	822	—	822
Other income (expense), net	(41)	(110)	(73)	174
Repositioning costs	—	—	(6,043)	—
Stock-based compensation expense	(4,395)	(3,164)	(11,754)	(10,375)
Severance costs	—	(1,757)	(52)	(7,890)
Amortization of contract cost assets	(110)	(2,610)	(433)	(3,817)
Strategy and shareholder advisory expenses	—	—	(6,513)	—
Acquisition costs	(1,207)	(807)	(3,277)	(1,490)
Gain (loss) from discontinued operations (1)	—	(1,135)	1,383	(2,908)
Adjusted EBITDA	$13,765	$13,783	$42,018	$28,178
————————
(1)Includes $1.9 million gain on disposal of discontinued operations for the nine months ended September 30, 2021.

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

Activity in reserves for claims and performance-based arrangements for the nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	For the Nine Months Ended September 30,
	2021				2020
	EHS (1)	Clinical Solutions (1)	True Health	Total	EHS (1)	Clinical Solutions (1)	True Health	Total
Beginning balance	$56,295	$122,532	$9,859	$188,686	$4,265	$50,245	$6,640	$61,150

Incurred costs related to current year	8,669	340,582	34,228	383,479	2,376	313,259	63,571	379,206
Incurred costs related to prior year	527	92	(241)	378	2,319	8	1,488	3,815
Paid costs related to current year	20,801	205,236	23,274	249,311	74,939	260,660	55,014	390,613
Paid costs related to prior year	19,174	98,363	7,378	124,915	1,608	7,460	6,975	16,043
Change during the year	(30,779)	37,075	3,335	9,631	(71,852)	45,147	3,070	(23,635)

Impact of consolidation on reserves for claims and performance-based arrangements	—	—	—	—	164,297	—	—	164,297
Disposal of discontinued operations	—	—	(13,194)	(13,194)	—	—	—	—
Other adjustments (2)	(2,047)	8,802	—	6,755	501	6,000	—	6,501
Ending balance	$23,469	$168,409	$—	$191,878	$97,211	$101,392	$9,710	$208,313
————————
(1)Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.
(2)Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 23. Supplemental Cash Flow Information

The following represents supplemental cash flow information the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Non-cash Investing and Financing Activities
Increase/decrease to goodwill from measurement period adjustments/business combinations	$—	$2,200
Class A common stock issued for payment of earn-outs	—	4,185
Accrued property and equipment purchases	497	37
Accrued deferred financing costs	—	218
Effects of Leases
Operating cash flows from operating leases	9,854	10,287
Leased assets obtained in exchange for operating lease liabilities	(2,157)	(1,781)

Note 24. Subsequent Events

Acquisition of Vital Decision

On August 2, 2021, Evolent Health LLC and EV Thunder Merger Sub, LLC, each wholly owned subsidiaries of the Company, entered into a definitive agreement for Evolent to acquire WindRose Health Investors III, L.P. portfolio company Vital Decisions for $85 million, with an additional earn out of up to $45 million. Vital Decisions will report into Evolent’s specialty care management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment. The transaction closed on October 1, 2021.

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

We have incurred operating losses since our inception, in part because we have invested heavily in resources to support our growth. We intend to invest aggressively in the success of our partners, expand our geographic footprint and further develop our capabilities. We also expect to continue to incur operating losses for the foreseeable future and if we are unable to achieve our revenue growth and cost management objectives, we may not be able to achieve profitability.

As of the date the financial statements were available to be issued, we believe we have sufficient liquidity for the next 12 months.

Recent Events

Evolent Health’s Response to COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. While response to the COVID-19 outbreak, including the emergence of variant strains of the virus, continues to rapidly evolve, it has led to aggressive actions to reduce the spread of the disease that seriously disrupted activities in large segments of the economy. We are continuing to monitor the COVID-19 outbreak and its impact on our business.

Because of the nature of the services we provide, market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of September 30, 2021, we had cash and cash equivalents of $252.5 million and as of the date the financial statements were available to be issued we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also affected global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic, including resurgence of COVID-19 cases due to more contagious variants. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

Evolent’s focus throughout this pandemic has been the health and safety of its employees and their families, as well as ensuring that we continue to furnish high quality service to our partners. Evolent has deployed a multi-faceted response to COVID-19, overseen by its Emergency Preparedness Team, led by the General Counsel, Chief Compliance Officer, and Chief Talent Officer, that focuses on maintaining its workforce in a manner that does not disrupt service delivery or operations. Evolent is closely monitoring and overseeing any issues of noncompliance or deficiencies with client operational service level agreements and continuing to review contractual business requirements in light of state and federal mandates, emergency laws and orders, and available financial support opportunities. Evolent is also mindful of the impact COVID-19 has on its vendors and subcontractors, and we will continue to work with them regarding our collective obligations to Evolent’s customers. We require a COVID-19 Business Continuity Attestation from subcontractors and vendors, confirming that operational and financial obligations will be met and aiming to ensure that privacy and security risks or incidents can be mitigated and disclosed in a timely manner.

Summary of Impact of COVID-19

In evaluating the impact of COVID-19 on our business, we considered, among other factors, the nature of the services we provide, end market trends and outlook and customer-specific trends. In evaluating our health plan partners, we focused on possible changes in membership and medical utilization trends.

Our two most significant service offerings in terms of revenue are specialty care management and administrative simplification services.  Because both of these services offerings provide critical services to our clients and their members and have relatively long lead times to implement such services, we currently do not anticipate any material near-term disruption to the relevant contracts as a result of the pandemic.

The three key end-markets we serve are Medicaid, Medicare and Commercial.

Across 2020 and into the first nine months of 2021, we saw changes in membership and medical utilization in our end-markets as a result of the COVID-19 pandemic. The pandemic resulted in a significant increase in unemployment in the United States. Historically, Medicaid enrollment has increased during periods of rising unemployment as individuals lose access to employer sponsored health care and turn to government sponsored health care. In addition, with respect to Medicaid, many states (including Florida, Kentucky and Illinois) put in place new rules during the pandemic eliminating the ability of Medicaid health plans to dis-enroll non-paying members, as well as waiving certain eligibility requirements, which together contributed to an increase in membership during the period of the pandemic. In aggregate, as more than 50% of our lives on platform as of September 30, 2021, are in Medicaid and we generally earn revenue with respect to those lives based on a per member per month model, we have experienced a modest net benefit in our business from increased membership in that market in the near-term. We cannot predict the magnitude of this potential benefit, or how long it will last.

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners experienced declines in non-essential care throughout the year ended December 31, 2020 and through the first nine months of 2021, offset in part by increased costs for care of COVID-19 patients. We continue to monitor medical utilization trends closely as the pandemic progresses. Beginning late in the first quarter of 2020 after declaration of the pandemic and continuing through the first nine months of 2021, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization as consumer behavior changes (for example if the novel coronavirus is controlled by the available vaccines or other measures).

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

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
Cook County Health and Hospitals Systems	29.0%	23.1%	29.0%	22.0%
Florida Blue Medicare, Inc.	13.8%	*	14.2%	*
Passport	*	22.9%	*	25.0%
————————
(1)The denominator excludes $29.5 million and $87.1 million of True Health premium revenue reclassified to discontinued operations for the three and nine months ended September 30, 2020, respectively.
*     Represents less than 10.0% of the respective balance.
Cook County Health and Hospital Systems utilizes both our administrative simplification solutions provided by Evolent Health Services, which accounted for 9.2% of our consolidated revenue for both the three and nine months ended September 30, 2021 and our specialty care management solutions provided by New Century Health which accounted for 19.8% of our consolidated revenue for both the three and nine months ended September 30, 2021. Florida Blue Medicare, Inc. utilizes our specialty care management solutions provided by New Century Health.

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of Vital Decision

On August 2, 2021, Evolent Health LLC and EV Thunder Merger Sub, LLC, each wholly owned subsidiaries of the Company, entered into a definitive agreement for Evolent to acquire Windrose Health Investors III, L.P. portfolio company Vital Decisions for $85 million, with an additional earn out of up to $45 million. Vital Decisions will report into Evolent’s specialty care management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment. The transaction closed on October 1, 2021.

Sale of True Health New Mexico

On January 11, 2021, Evolent LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into the SPA with Bright HealthCare, pursuant to which EH Holdings agreed to sell all of its equity interest in True Health to Bright HealthCare for a purchase price of $22.0 million plus excess risk based capital, subject to satisfaction of customary closing conditions, including regulatory approvals. The purchase price is subject to a customary purchase price adjustment following the True Health Closing based in part on actual medical claims experience. The True Health Closing occurred on March 31, 2021 and the Company has had no continuing involvement with True Health subsequent to the Closing except a pre-existing services agreement for claims processing and other health plan administrative functions. Refer to “Part I - Item 1. Financial Statements - Note 5” for additional discussion regarding the True Health sale.

In addition, in conjunction with the sale of True Health, the Company made organizational changes, including re-evaluating its reportable segments. Effective during the first quarter of 2021, the Company bifurcated its previous Services segment into two segments. The Company’s Evolent Health Services segment (“EHS”) includes our administrative simplification solution and certain supporting population health infrastructure. Our Clinical Solutions segment includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands. Refer to “Part I - Item 1. Financial Statements - Note 21 for a further discussion of our operating results by segment.

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
On September 1, 2020, EVH Passport and Molina completed the Molina Closing and the Passport Medicaid Contract was novated to Molina. As a result, EVH Passport began to wind down its business. In connection with the Molina Closing, Molina deposited $20.0 million in cash in escrow, which was subsequently released to EVH Passport in January 2021. Prior to the Molina Closing, the Company accounted for its investment in EVH Passport as an unconsolidated variable interest entity under the equity method of accounting. As a result of the Molina Closing, the Company concluded that a reconsideration event occurred whereby EVH Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport as of September 1, 2020 in its consolidated financial statements. The Company accounted for the transaction as an asset acquisition, as the Company concluded that assets acquired as a result of the consolidation did not meet the criteria to be classified as a business under GAAP. Following the Molina Closing and consolidation of EVH Passport in the Company’s consolidated financials, EVH Passport redeemed the Sponsors’ equity interests in EVH Passport in accordance with the terms of EVH Passport's Stockholders' Agreement, and, as a result, EVH Passport became a wholly owned subsidiary of the Company. The Company expects a return of capital from EVH Passport, expected to be between $130 million and $170 million in total, which is subject to regulatory approval from the Kentucky Department of Insurance. Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the Passport transactions.

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

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives. The Repositioning Plan is expected to conclude in the fourth quarter of 2021.

The following table provides a summary of our total costs associated with the Repositioning Plan for the three and nine months ended September 30, 2021, by major type of cost (in thousands):

	Incurred For the Three Months Ended September 30, 2021	Incurred for the Nine Months Ended September 30, 2021	Total Amount Expected to be Incurred in the Repositioning Plan	Cumulative Amount Incurred through September 30, 2021
Severance and termination benefits	$—	$185	$185	$185
Office space consolidation	—	2,071	2,321	2,071
Professional services	—	3,787	5,562	5,062
Total	$—	$6,043	$8,068	$7,318

Critical Accounting Policies and Estimates

The “Management Discussion and Analysis” included in our 2020 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2020 Form 10-

K. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and nine months ended September 30, 2021. We will perform our annual impairment test as of October 31, 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The amendments in the ASU remove certain exceptions to the intraperiod tax allocation of losses and gains from different financial statement components and to the method of recognizing income taxes on interim period losses and the recognition of deferred tax liabilities for outside basis differences. In addition, the new guidance simplifies aspects of the accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this standard starting in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.

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

Lives on Platform and PMPM Fees

Evolent Health Services lives on platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform. Clinical Solutions lives on platform in our Performance suite are calculated by summing members covered for oncology specialty care services and members covered for cardiology specialty care services for contracts not under ASO arrangements. New Century Technology and Services suite lives on platform are calculated by summing members covered for oncology specialty care services and members covered for cardiology specialty care services for contracts under ASO arrangements. Members covered for more than one category are counted in each category.

Evolent Health Services Average per member per month (“PMPM”) fee is defined as platform and operations revenue pertaining to the Evolent Health Services segment in the period divided by the average of the beginning and ending Evolent Health Services segment membership during the quarter divided by the number of months in the period. Clinical Solutions Performance suite PMPM fee is defined as platform and operations services revenue pertaining to our Performance suite in the period divided by the average of the beginning and ending Performance suite membership for the relevant divided by the number of months in the period. New Century Technology and Services suite PMPM fee is defined as platform and operations revenue pertaining to the New Century Technology and Services suite in the period divided by the average of the beginning and ending New Century Technology and Services suite membership for the relevant period divided by the number of months in the period.

Management uses lives on platform and PMPM fees because we believe that they provide insight into the unit economics of our services. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance.

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended September 30,		Change Over Prior Period		For the Nine Months Ended September 30,		Change Over Prior Period
	2021	2020	$	%	2021	2020	$	%
Revenue
Transformation services	$2,075	$4,807	$(2,732)	(56.8)%	$4,984	$10,800	$(5,816)	(53.9)%
Platform and operations services	220,396	234,765	(14,369)	(6.1)%	654,615	667,303	(12,688)	(1.9)%
Total revenue	222,471	239,572	(17,101)	(7.1)%	659,599	678,103	(18,504)	(2.7)%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	163,126	181,761	(18,635)	(10.3)%	493,071	521,748	(28,677)	(5.5)%
Selling, general and administrative expenses	51,292	52,366	(1,074)	(2.1)%	152,582	151,749	833	0.5%
Depreciation and amortization expenses	14,859	14,534	325	2.2%	44,962	46,130	(1,168)	(2.5)%
Loss on extinguishment of debt, net	—	4,789	(4,789)	(100.0)%	—	4,789	(4,789)	(100.0)%
Loss on disposal of assets and consolidation	—	—	—	—%	—	6,447	(6,447)	(100.0)%
Goodwill impairment	—	—	—	—%	—	215,100	(215,100)	(100.0)%
Change in fair value of contingent consideration and indemnification asset	(225)	2,570	(2,795)	(108.8)%	(819)	(492)	(327)	(66.5)%
Total operating expenses	229,052	256,020	(26,968)	(10.5)%	689,796	945,471	(255,675)	(27.0)%
Operating loss	$(6,581)	$(16,448)	$9,867	60.0%	$(30,197)	$(267,368)	$237,171	88.7%

Transformation services revenue as a % of total revenue	0.9%	2.0%			0.8%	1.6%
Platform and operations services revenue as a % of total revenue	99.1%	98.0%			99.2%	98.4%
Cost of revenue as a % of revenue	73.3%	75.9%			74.8%	76.9%
Selling, general and administrative expenses as a % of total revenue	23.1%	21.9%			23.1%	22.4%

Comparison of the Results for the Three Months Ended September 30, 2021 to 2020

Revenue

Total revenue decreased by $17.1 million, or 7.1%, to $222.5 million for the three months ended September 30, 2021, as compared to 2020.

Transformation services revenue decreased by $2.7 million, or 56.8%, to $2.1 million for the three months ended September 30, 2021, as compared to 2020, due primarily to the timing and volume of implementation activities. Transformation services revenue accounted for 0.9% and 2.0% of our total revenue for the three months ended September 30, 2021 and 2020, respectively.

Platform and operations services revenue decreased by $14.4 million, or 6.1%, to $220.4 million for the three months ended September 30, 2021, as compared to 2020. We expect our platform and operations growth rate in 2021 to increase as a result of the impact of new customer additions, offset, in part by the wind-down of EVH Passport’s operations compared to 2020. Platform and operations services revenue accounted for 99.1% and 98.0% of our total revenue for the three months ended September 30, 2021 and 2020, respectively.

The following table represents Evolent’s revenue disaggregated by segment and end-market for the three months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended September 30,
	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions
Medicaid	$41,857	$51,637	$51,829	$73,480
Medicare	4,816	28,483	91,249	63,663
Commercial and other	30,154	19,830	2,566	2,479
Total	$76,827	$99,950	$145,644	$139,622

Revenue from our Evolent Health Services segment decreased by $23.1 million for the three months ended September 30, 2021 as compared to 2020 due to the runout of services for EVH Passport, partially offset by new partner additions. Revenue from our Clinical Solutions segment increased by $6.0 million for the three months ended September 30, 2021 as compared to 2020 due to new partner additions as well as expansion into new markets within current New Century Technology and Services Suite partners.

The following table represents the Company’s lives on platform as of September 30, 2021 and PMPM fees for the three months ended September 30, 2021 and 2020 (lives on platform in thousands):

	Lives on Platform		Average PMPM Fees
	September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020
Evolent Health Services	1,564	1,841	$13.19	$17.64
Clinical Solutions
Performance suite	1,471	1,611	$34.16	$29.92
New Century Technology and Services suite	11,670	4,946	$0.36	$0.41

We had 41 and 34 operating partners as of September 30, 2021 and 2020, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the three months ended September 30, 2021, as compared to 2020 (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$42,651	$44,007	$119,894	$130,558	$581	$7,196	$163,126	$181,761

Cost of revenue decreased by $18.6 million, or (10.3)%, to $163.1 million for the three months ended September 30, 2021, as compared to 2020. Cost of revenue decreased by approximately $13.1 million period over period as a result of lower capitation expenses and $3.1 million in our personnel costs due to a lower headcount. The principal driver of these decreases was the wind-down of EVH Passport relative to 2020. Cost of revenue for three months ended September 30, 2021 includes approximately $2.7 million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $0.1 million and $0.4 million of total personnel costs was attributable to stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. Cost of revenue represented 73.3% and 75.9% of total services revenue for the three months ended September 30, 2021 and 2020, respectively. Our cost of revenue decreased as a percentage of our total services revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to continue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our selling, general and administrative expenses by segment for the three months ended September 30, 2021, as compared to 2020 (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$26,826	$18,589	$4,314	$4,630	$20,152	$29,147	$51,292	$52,366

Selling, general, and administrative expenses decreased by $1.1 million, or 2.1%, to $51.3 million for the three months ended September 30, 2021, as compared to 2020. Selling, general, and administrative expenses decreased approximately $4.1 million period over period due to termination of leases at Passport, legal expense decreased $1.0 million due to the timing and volume of transactions. These were offset, in part by, stock compensation increases of $1.5 million due primarily to restricted stock awards to employees and professional fees of $1.4 million primarily due to the Repositioning Plan and shareholder advisory services. Approximately $4.3 million and $2.7 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. Acquisition and severance costs accounted for approximately $1.2 million and $2.6 million of total selling, general and administrative expenses for the three months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses represented 23.1% and 21.9% of total revenue for the three months ended September 30, 2021, as compared to 2020, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives introduced in the fourth quarter of 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.3 million, or 2.2%, to $14.9 million for the three months ended September 30, 2021, as compared to 2020. The increase was due primarily to higher amortization of internal-use software, offset, in part by, a decrease in amortization expense for existing technology intangibles. We expect depreciation and amortization expenses to continue to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

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

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a gain (loss) on change in fair value of contingent consideration and indemnification asset of $(0.2) million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering in the warrant agreements compared to the liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018, 2019 and 2020.

Comparison of the Results for the Nine Months Ended September 30, 2021 to 2020

Revenue

Total revenue decreased by $18.5 million, or 2.7%, to $659.6 million for the nine months ended September 30, 2021, as compared to 2020.

Transformation services revenue decreased by $5.8 million, or 53.9%, to $5.0 million for the nine months ended September 30, 2021, as compared to 2020, due primarily to the timing and volume of implementation activities. Transformation services revenue accounted for 0.8% and 1.6% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Platform and operations services revenue decreased by $12.7 million, or 1.9%, to $654.6 million for the nine months ended September 30, 2021, as compared to 2020. This decrease is primarily due to the consolidation and wind-down of EVH Passport’s operations compared to 2020. We expect our platform and operations growth rate in 2021 to increase as a result of the impact of new customer additions, including Florida Blue Medicare, Inc. Platform and operations services revenue accounted for 99.2% and 98.4% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.

The following table represents Evolent’s revenue disaggregated by segment and end-market for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions
Medicaid	$154,850	$165,584	$148,816	$197,992
Medicare	19,500	57,729	267,793	190,223
Commercial and other	62,177	59,535	6,463	7,040
Total	$236,527	$282,848	$423,072	$395,255

Revenue from our Evolent Health Services segment decreased by $46.3 million for the nine months ended September 30, 2021 as compared to 2020 due to the runout of services for EVH Passport, partially offset by new partner additions. Revenue from our Clinical Solutions segment increased by $27.8 million for the nine months ended September 30, 2021 as compared to 2020 due to new partner additions including Florida Blue Medicare, Inc., as well as expansion into new markets within current New Century Technology and Services Suite partners.

The following table represents the Company’s lives on platform as of September 30, 2021 and PMPM fees for the nine months ended September 30, 2021 and 2020 (Lives on Platform in thousands):

	Lives on Platform		Average PMPM Fees
	September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Evolent Health Services	1,564	1,841	$12.23	$14.56
Clinical Solutions
Performance suite	1,471	1,611	28.78	29.83
New Century Technology and Services suite	11,670	4,946	0.38	0.41

We had 41 and 34 operating partners as of September 30, 2021 and 2020, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the nine months ended September 30, 2021, as compared to 2020 (amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$145,354	$163,386	$345,874	$347,980	$1,843	$10,382	$493,071	$521,748

Cost of revenue decreased by $28.7 million, or 5.5%, to $493.1 million for the nine months ended September 30, 2021, as compared to 2020. Cost of revenue decreased by approximately $21.0 million due to lower personnel costs, $4.4 million in lower professional fees and $3.3 million in our technology services, TPA fees, brokerage fees and other costs. The principal driver of these decreases was the wind-down of EVH Passport relative to 2020. Cost of revenue for the nine months ended September 30, 2021 includes approximately $8.5 million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $1.6 million and $1.4 million of total personnel costs was attributable to stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. Cost of revenue represented 74.8% and 76.9% of total services revenue for the nine months ended September 30, 2021 and 2020, respectively. Our cost of revenue decreased as a percentage of our total services revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the nine months ended September 30, 2021, as compared to 2020 (amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$69,555	$68,736	$21,086	$16,272	$61,941	$66,741	$152,582	$151,749

Selling, general, and administrative expenses increased by $0.8 million, or 0.5%, to $152.6 million for the nine months ended September 30, 2021, as compared to 2020. Professional fees increased by $11.2 million for the nine months ended September 30, 2021, as compared to 2020, respectively, primarily due to the Repositioning Plan and shareholder advisory services. During the nine months ended September 30, 2021, personnel costs decreased by $3.2 million period over period due to a reduction in employee headcount, other expenses decreased by $3.5 million due to the termination of leases at Passport during the third quarter of 2020 and legal fees decreased $3.2 million due to the timing and volume of transactions. Approximately $10.1 million and $9.0 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively. Acquisition and severance costs accounted for approximately $3.3 million and $9.4 million of total selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses represented 23.1% and 22.4% of total revenue for the nine months ended September 30, 2021, as compared to 2020, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives introduced in the fourth quarter of 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $1.2 million, or 2.5%, to $45.0 million for the nine months ended September 30, 2021, as compared to 2020. The decrease was due primarily to lower amortization on existing technology intangibles, offset, in part by, an increase in amortization expense for internal-use software. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

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

Gain (Loss) on Disposal of Assets and Consolidation

During 2019, the Company, through a non-wholly owned consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the nine months ended September 30, 2020, the Company sold its interest in the subsidiary and recorded a $6.4 million loss on disposal of assets and consolidation on the consolidated statements of operations. The Company did not have any continuing involvement with the entity after the consummation of this transaction.

Goodwill Impairment

During the nine months ended September 30, 2020 we recorded a non-cash impairment charge of $215.1 million on our consolidated statements of operations as we determined that the implied fair value of goodwill of one of the two reporting units in the EHS segment was less than the carrying amount. See “Part I - Item 1. Financial Statements - Note 9” for further details of the impairment charge to goodwill.

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a gain on change in fair value of contingent consideration and indemnification asset of $0.8 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering in the warrant agreements compared to the liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018, 2019 and 2020.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We recorded interest income of $0.1 million and $0.3 million and for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $2.6 million for the three and nine months ended September 30, 2020, respectively. Interest income decreased during 2021 as a result of the repayment of the $40.0 million Passport Note on November 24, 2020.

Interest Expense

Our interest expense is primarily attributable to our 2021 Notes, 2024 Notes, 2025 Notes and Credit Agreement with Ares Capital Corporation. We recorded interest expense (including amortization of deferred financing costs) of approximately $6.4 million and $19.0 million for the three and nine months ended September 30, 2021, respectively, and $7.4 million and $20.0 million for the three and nine months ended September 30, 2020, respectively. The decrease in interest expense is driven primarily by the termination of the Ares Credit Agreement in January 2021, offset, in part by the issuance of the 2024 Notes in August 2020. See “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for further details.

Impairment of Equity Method Investments

As of June 30, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we have recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the nine months ended September 30, 2020.

Gain (Loss) from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains from its equity method investments was approximately $0.1 million and $12.7 million for the three and nine months ended September 30, 2021, respectively and $(13.7) million and $11.0 million for the three and nine months ended September 30, 2020, respectively. The change in gain from equity method investees for the three months ended September 30, 2021 compared to 2020 is driven primarily by the Company’s investment in Passport. The change in gain from equity method investees for the nine months ended September 30, 2021 compared to 2020 is driven primarily by the Company’s investment in Passport during 2020 combined with gains on the sale of our Florida equity investee’s membership during 2021.

Gain from Transfer of Membership

During the nine months ended September 30, 2021, EVH Passport received a cash payment from Molina in the amount of $23.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. The foregoing amount represents 50% of the payment that EVH Passport is eligible to receive based on the number of such enrollees. The remaining 50% will be receivable in the first quarter of 2022 subject to the satisfaction of certain contingencies.

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

As a result of this transaction, the Company recorded loss on the repayment of debt of $19.2 million, representing the remaining unamortized debt issuance costs of $9.5 million, the make-whole premium and legal expenses.

Provision for Income Taxes

The Company recorded $0.2 million and $0.9 million in income tax expense (benefit) for the three and nine months ended September 30, 2021, respectively, which resulted in effective tax rates of (1.8)% and (2.9)%, respectively, and $0.5 million and $(3.1) million for the three and nine months ended September 30, 2020, respectively, which resulted in effective tax rates of (1.3)% and 1.0%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite-lived components.

Loss from Discontinued Operations, Net of Tax

As of September 30, 2021, the Company determined that True Health met the held for sale criteria under ASC 360, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as held for sale and are not included in continuing operations in the consolidated financial statements. The True Health Closing occurred on March 31, 2021.
The following table summarizes the results of operations of the Company’s True Health business, which are included in the loss from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Platform and operations	—	71	38	350
Premiums	—	29,487	44,795	87,136
Total revenue	—	29,558	44,833	87,486

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	—	4,926	5,885	12,861
Claims expenses	—	21,325	33,954	63,136
Selling, general and administrative expenses (2)	—	4,407	5,764	14,318
Depreciation and amortization expenses	—	160	160	480
Total operating expenses	—	30,818	45,763	90,795
Operating loss	—	(1,260)	(930)	(3,309)
Interest income	—	129	112	415
Interest expense	—	(3)	(4)	(10)
Other loss	—	(1)	(25)	(4)
Loss before income taxes and non-controlling interests	—	(1,135)	(847)	(2,908)
Benefit for income taxes	—	—	(326)	—
Net loss	$—	$(1,135)	$(521)	$(2,908)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $3.7 million for the three months ended September 30, 2020 and $2.8 million and $10.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $1.0 million of for the three months ended September 30, 2020 and $1.1 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $30.2 million and $267.4 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash and restricted cash used in operating activities was $27.9 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the Company had $252.5 million of cash and cash equivalents and $29.3 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows:”

	For the Nine Months Ended September 30,
	2021	2020
Net cash and restricted cash used in operating activities	$(27,909)	$(3,374)
Net cash and restricted cash provided by investing activities	38,582	263,297
Net cash and restricted cash provided by (used in) financing activities	(90,446)	12,054

Operating Activities

Cash flows used in operating activities of $27.9 million for the nine months ended September 30, 2021 were primarily due to our net loss of $32.0 million, a loss on the repayment and termination of our Credit Agreement of $19.2 million, a gain on the disposal of assets of $1.9 million, gain on the transfer of memberships of $23.0 million and non cash items including depreciation and amortization expenses of $45.1 million and stock-based compensation expense of $11.8 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts receivables and contract cost assets and reductions in accrued liabilities and accrued compensation and employee benefits contributed approximately $88.0 million to our cash outflows. Those cash outflows were offset, in part by increased reserves for claims and performance-based arrangements of approximately $16.8 million.

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

Investing Activities

Cash flows provided by investing activities of $38.6 million in the nine months ended September 30, 2021 were primarily attributable to cash flows of $43.0 million from the transfer of membership and release of Passport escrow and returns of investment on equity method investments of $14.2 million offset, in part by $17.7 million from investments in internal-use software and purchases of property and equipment and $3.0 million of purchases of investments.

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

Financing Activities

Cash flows used in financing activities of $90.4 million in the nine months ended September 30, 2021 were primarily related to the repayment and termination of our Credit Agreement and settlement of our outstanding warrant agreements with Ares Capital Corporation of $98.4 million, offset, in part by a $1.1 million decrease in net working capital balances held on behalf of our partners for claims processing services.

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

Cash flows from Discontinued Operations

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business, which was sold on March 31, 2021, during the nine months ended September 30, 2021 and 2020 were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities	$5,002	$7,920
Cash flows provided by (used in) investing activities	(2,494)	936

Contractual Obligations

Our estimated contractual obligations (in thousands) as of September 30, 2021, were as follows:

	2021	2022-2023	2024-2025	2026+	Total
Operating leases for facilities	$2,961	$18,626	$16,594	$47,760	$85,941
Purchase obligations related to vendor contracts	3,814	8,380	123	—	12,317
Debt interest and termination payments	3,613	13,369	9,279	—	26,261
Debt principal repayment (1)	26,737	—	289,551	—	316,288
Total contractual obligations	$37,125	$40,375	$315,547	$47,760	$440,807
————————
(1)Debt principal repayments in 2021 includes the remaining $26.7 million of 2021 Notes. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion relating to the repayment of the 2021 Notes.

During the nine months ended September 30, 2021, the only material change from December 31, 2020 outside the ordinary course of business in the contractual obligations set forth above was the repayment and termination of our Credit Agreement and settlement of our warrant agreements with Ares Capital Corporation. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the nine months ended September 30, 2021, accounts receivable, net increased due to the impact of new customers of $60.0 million and the timing of cash receipts from existing customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $29.3 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $13.2 million, collateral for letters of credit required as security deposits for facility leases of $3.4 million, amounts held with financial institutions for risk-sharing arrangements of $12.0 million and other restricted balances of $0.7 million as of September 30, 2021. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

OTHER MATTERS

Off-balance Sheet Arrangements

Through September 30, 2021, the Company had not entered into any off-balance sheet arrangements, other than the operating leases and notes receivable noted above, and did not have any holdings in variable interest entities, other than the unconsolidated variable interest entities discussed in “Part I - Item 1. Financial Statements - Note 16” within this Form 10-Q.

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

Interest Rate Risk

As of September 30, 2021, the Company had cash and cash equivalents and restricted cash and restricted investments of $281.8 million, which consisted of bank deposits with FDIC participating banks of $280.5 million, bank deposits in international banks of $1.3 million.

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

As of September 30, 2021, we had $316.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency translation loss of $4 thousand and $85 thousand for the three and nine months ended September 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue and accounts receivable. Our largest partner in terms of both revenue and accounts receivable, Cook County Health and Hospitals System, comprised 29.0% of our revenue for both the three and nine months ended September 30, 2021 and 43.7% and 61.5% of our accounts receivable as of September 30, 2021 and December 31, 2020, respectively. The loss of Cook County Health and Hospitals System or any other significant partner, pursuant to a reprocurement process or otherwise, or the non-renewal or renegotiation of any of our significant partner contracts, could adversely affect our results. In May 2020, Passport, our largest partner at the time, was not awarded a Kentucky managed Medicaid contract for the next contract period, which adversely affected our results. We cannot assure you that similar facts will not occur with a different partner in the future as often our customers who are county or municipal run bodies have requirements to run public procurement processes for renewals.

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

2.2*
First Amendment to Asset Purchase Agreement, dated as of December 30, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Justify Holdings, Inc., and Evolent Health, Inc., filed as Exhibit 2.1 to the Company’s Report on Form 8-K with the SEC on December 31, 2019, and incorporated herein by reference

2.3*
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

Dated: November 3, 2021