Form 10-K
period 2021-12-31
Evolent Health, Inc.
filed 2022-02-24
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-K
_________________________

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $1.6 billion.

As of February 18, 2022, there were 90,827,306 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 9, 2022, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.
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
•“Evolent Health Holdings” means Evolent Health Holdings, Inc., the predecessor to Evolent Health, Inc.;
•“EVH Passport” means Justify Holdings, Inc., a wholly-owned subsidiary of the Company;
•“Evolent Care Partners” means Evolent Care Partners (“ECP”), a wholly-owned subsidiary of the Company;
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
•“New Century Health” means NCIS Holdings, Inc., a wholly-owned subsidiary of the Company;
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
•“True Health” means True Health New Mexico, Inc., a previously wholly-owned subsidiary of Evolent Health, Inc.;
•“TPG” means TPG Global, LLC and its affiliates including one or both of TPG Growth II BDH, LP and TPG Eagle Holdings, L.P.;
•“TRA” means the Income Tax Receivables Agreement. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 15” for further details of the Tax Receivables Agreement;
•“UHC” means University Health Care, Inc d/b/a Passport Health Plan;
•“UR” means utilization review;
•“Valence Health” means Valence Health, Inc., excluding Cicerone Health Solutions, Inc.;

i

•“value-based care” means a health care management strategy that is focused on high-quality and cost-effective care with the goals of promoting a healthy lifestyle, enhancing the patient experience and reducing preventable hospital admissions and emergency visits;
•“VIE” means variable interest entities; and
•“Vital Decisions” means Vital Decisions, LLC, a wholly-owned subsidiary of the Company.

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
•risks related to completed and future acquisitions, investments, alliances and joint ventures, divert management resources, or result in unanticipated costs or dilute our stockholders;
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

The U.S. health care market was $4.1 trillion in spending during 2020, with approximately 20% of payments tied to performance or value-based care models. We believe the shift to value-based care is accelerating, driven by price pressure in traditional FFS health care, a policy and market environment that is incentivizing value-based care models and innovation in data and technology. We believe that the transition to value-based care is impacting the business models of both providers and payers in all segments of the market, including Medicare, Medicaid, and Commercial lines of business.

We believe there is a significant opportunity to improve the cost and quality of care by realigning the business between payers and providers. Providers are well-positioned to lead this transition to value-based care because of their control over large portions of health care delivery costs, their primary position with consumers, and their strong local brands. Providers operating successfully in value-based arrangements can diversify their revenue streams, capture superior economics, and improve the quality of care they provide.

We also believe payers who successfully evolve their business model from that of FFS reimbursement towards value-based care can gain meaningful competitive advantages. Payers who successfully integrate care delivery and financing with providers stand to gain market advantage as medical expenses for their populations are lowered while quality of care is also improved.

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

Our Business

Our History

Evolent was founded in 2011 by members of our management team, UPMC, an integrated delivery system in Pittsburgh, Pennsylvania, and The Advisory Board Company, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Since that time, we have grown both organically and through acquisitions. On February 1, 2016, the Company entered into a strategic alliance with UHC. In October 2016, we acquired Valence Health. Valence Health, based in Chicago, Illinois, was founded in 1996 and provides TPA services, value-based administration, population health and advisory services with a particular focus on the Medicaid and pediatric markets. On November 1, 2016, the Company completed the acquisition of Aldera, a key vendor and the primary software provider for the Valence Health TPA platform. In January 2018, we acquired a commercial health plan in New Mexico that focuses on small and large businesses, True Health. In October 2018, we acquired New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based arrangements, focused primarily on oncology and cardiovascular care. In October 2021, we acquired Vital Decisions, a leading provider of technology-enabled advance care planning services.

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

As of the first quarter of 2021, the Company determined that True Health met the discontinued operations criteria and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for the years ended December 31, 2021, 2020 and 2019 are not included in continuing operations in the consolidated financial statements.
The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Effective during the first quarter of 2021, the Company manages its operations and allocates resources across two reportable segments as follows:

•Evolent Health Services, which houses our administrative simplification solution and certain supporting population health infrastructure; and
•Clinical Solutions, which includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health, Vital Decisions and Evolent Care Partners brands.

Evolent Health Services Overview

Our Evolent Health Services segment includes our integrated value based care platform designed to help our customers manage and administer patient health in a more cost-effective manner. Upon the acquisitions in 2016 of Valence Health and Aldera, we have invested to upgrade the platform and integrate it with Identifi® and our clinical solutions to create an integrated value-based care platform.

Our comprehensive health plan administration services help regional and national payers and providers assemble the infrastructure required to operate, manage and capitalize on a variety of financial and administrative management services, such as health plan services, risk management, analytics and reporting and leadership and management. The economic model of this solution is primarily fee-based with defined service-level agreements around key operating metrics. The services provided by Evolent Health Services include:

•Health plan services: Health plan services is a comprehensive suite of services including third-party administration, enrollment and billing support, medical and utilization management, third-party payment and program integrity support and provider network contracting services. Other health plan related services include sales and marketing, product development, actuarial, and regulatory and compliance.
•Pharmacy benefit management: Our team of professionals support the prescription drug component of providers’ plan offerings and bring national buying power and dedicated resources that are tightly integrated with the care delivery model. Differentiated from what we consider to be traditional PBMs, our solution is integrated into patient care and engages population health levers including generic utilization, provider management, and utilization management to reduce pharmacy costs.
•Risk management: Our risk management services provide the capabilities needed to successfully manage risk for payers, including analysis, data and operational integration with payer processes, and ongoing performance management.
•Analytics and reporting: Our analytics and reporting services provide the ongoing and ad hoc analytic teams and reports required to measure, inform and improve performance, including population health analytics, market analytics, network evaluation, staffing models, physician effectiveness, clinical delivery optimization and patient engagement.
•Leadership and management: Our local and national talent assist our partners in effectively managing the performance of their value-based operations.

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our partners and other third parties to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical work flows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our services and increase the effectiveness of our partners’ existing technology architecture. Highlights of the capabilities of Identifi® include the following:

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

Clinical Solutions

Our Clinical Solutions segment has two primary solutions: (i) specialty care management services, and (ii) total cost of care management. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one type of solution, or multiple types of solutions, depending on specific needs.

Core elements of our total cost of care management services include: (i) population health performance, which supports the delivery of patient-centric cost effective care and (ii) delivery network alignment, comprising the development of high performance delivery networks. Our total cost of care solution focuses on primary care providers, who serve as the primary point of contact for populations accessing medical care.

Our specialty care management services support a broad range of specialty care delivery stakeholders during their transition from fee-for-service to value-based care, independent of their stage of maturation and specific market dynamics. We focus on the oncology and cardiology markets with the objective of helping providers and payers deliver higher quality, more affordable care and we provide comprehensive quality management for oncology and cardiology patients from diagnosis through advance care planning services.

Specialty Care Management Services Solution

The foundation for our specialty care management services solution was derived through our acquisition in 2018 of New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based and technology and services arrangements. Since then, we have continued to invest in the solution to broaden, deepen, and scale its capabilities. We have invested in internal capabilities as well as the acquisition of assets that expand our ability to provide more value for our clients and align with the evolution of our strategic approach to Clinical Solutions. For example, on October 1, 2021, we completed the acquisition of Vital Decisions, a leading provider of technology-enabled advance care planning services. The addition of Vital Decisions' specialized patient engagement services is intended to help enhance our solutions impact within our specialty care management services solution by improving patient care quality and by adding capabilities in patient engagement, telehealth and end-of-life management.

Since its founding in 2002, New Century Health has focused on the oncology and cardiology markets, which are the two largest specialties in Medicare Advantage by total expenditures. Using clinical data analytics, predictive modeling and decision support tools, New Century Health has developed proprietary clinical pathways in these markets. Managed through its proprietary specialty care management platform, New Century Health combines high performance networks of specialists and enhanced clinical pathways to deliver higher quality and more affordable care, which we consider to be hallmarks of value-based care, to patients, providers and payers. Historically, New Century Health focused on the Medicare market and offered performance-based contracts, as well as technology and services arrangements, primarily to payers in the Medicare HMO segment of the overall Medicare market. More recently, New Century Health has entered into performance-based contracts with Medicaid health plans.

New Century Health provides a differentiated approach designed to meet market challenges based on (i) networks of high-performance providers, (ii) design of evidence-based clinical pathways and (iii) leveraging our proprietary specialty care management technology.

(i)High performance provider networks

We develop high-performance provider networks with tools, capabilities and incentives to align and support physicians. We develop and manage comprehensive specialty networks, provide physician engagement and support and identify provider financial incentive alignment. Key features include:

•Direct contracts with specialists facilitate ease of care.
•Comprehensive specialty networks include multiple downstream subspecialists.
•Incentivizes financial payment for quality and cost efficient utilization.
•Minimizes “buy and bill” incentives through shared savings methodologies.
•Dedicated provider operations provide staff to support practices.
•Clinical response team provides clinical education on-site to practice staff.
•Dedicated central call center facilitates referrals and helps to resolve claims issues.
•Provides established system of ongoing provider education and training.
•Increases the frequency of utilization and value of advance care planning.

(ii)Design evidence-based clinical pathways

We design high-quality evidence-based clinical pathways to drive provider behavior towards improved quality of care at a lower cost. The transparent pathway development process for our specialty population health focal areas, oncology and cardiology, is designed to achieve the following objectives:

•Reduce unnecessary clinical variation.
•Support physician clinical decision making of evidence-based therapies.
•Increase patient engagement.
•Facilitate total cost-of-care management.

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

(iii)Leverage proprietary specialty care management technology

We leverage a custom specialty care management workflow platform, CareProTM, to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners. Key attributes include:

•Decision support portal delivers specialty specific clinical experience based on assigned roles (e.g., cardiologist vs. oncologist).
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

Our total cost of care management solution enables providers to manage populations they may be accountable for under value-based contracts with payers or ACO contracts with CMS. This solution seeks to reduce the total cost of care for a given population by identifying and managing high-cost patients with targeted interventions managed and coordinated through primary care physicians. The economic model of our total cost of care management solution is primarily performance-based, which we believe enhances our ability to influence provider behavior by aligning our incentives with our partners. We use, and may continue to use, different go-to-market brand names for various solution packages, depending on the markets we seek to address. These go-to-market brand names include: (i) Value Based Services, wherein we support primarily health systems in their value-based operations, and (ii) Evolent Care Partners, wherein we offer physicians the opportunity to join Evolent’s proprietary payer contracting vehicles, scaled risk pools, and operating model.

We refer to the offerings within this solution as value-based care services. Core elements of our value-based care services include: (i) population health performance, which supports the delivery of patient-centric cost effective care and (ii) delivery network alignment, comprising the development of high performance delivery networks. We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our partner base. Through the technological and clinical integration we achieve, our solutions are delivered as engrained components of our partners’ core operations rather than as add-on solutions.

(i)Population Health Performance

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

(ii)Delivery Network Alignment

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

Sources of Revenue

The majority of our revenue is derived from recurring multi-year contracts, which we refer to as platform and operations. Platform and operations services accounted for 98.8%, 98.7% and 97.8% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), and (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to: (iv) participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results through capitation. We believe performance-based contracts align our partners’ incentives with our own and enables us to capture greater value from our contracts. We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe the current value-based care arrangements of our payer and provider partners represent a relatively small portion of their overall total opportunity.

Our business model benefits from scale, as we leverage our purpose-built technology-enabled solutions and centralized resources in conjunction with the growth of our partners’ membership base. While our absolute investment in our centralized resources and technologies may increase over time, we expect it will decrease as a percentage of revenue as we are able to scale this investment across a broader group of partners. We expect to grow with current partners as they increase membership in their existing operations, through expanding the number of services we provide to our existing partners, by adding new partners and by capturing value through risk-sharing arrangements.

The other portion of our revenue, which we call transformation, is typically composed of implementation services associated with our recurring revenue relationships. Due to the nature of recurring multi-year contracts, as we have added additional partners, transformation revenue has decreased to approximately 1% of total revenues for the year ended December 31, 2021.

Significant Activities

On August 2, 2021, Evolent Health LLC and EV Thunder Merger Sub, LLC, each wholly owned subsidiaries of the Company, and the Company entered into a definitive agreement for the Company to acquire Vital Decisions. On October 1, 2021, we consummated the acquisition of Vital Decisions for $46.5 million in cash and the issuance of 1.8 million shares of Class A common stock. Vital Decisions reports into Evolent’s specialty care management offering, New Century Health, and is consolidated into the Company’s Clinical Solutions segment.

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

Differentiated Offering in High Cost Oncology and Cardiology Markets

Cardiovascular disease and cancer accounted for approximately 15% of total U.S. health expenditures in 2016 to 2017. One of the major cost drivers is spending on oncology drugs which rose 60% from $45 billion in 2016 to $72 billion in 2020. We offer a comprehensive performance based solution that we believe delivers meaningful savings to customers relative to historical spend while at the same time improving the quality of care. Our specialty care management solution covered approximately 18.4 million lives in Medicare, Medicaid and Commercial markets through our Performance suite and New Century Health Technology and Services suite as of December 31, 2021 and we believe our solution is one of the most comprehensive in the market today.

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

Provider-Heritage Brand Identity

We believe our provider-heritage brand identity and origins differentiate us from our competitors in the value-based care services area. We believe our solutions resonate with potential partners seeking proven solutions that work with providers in a manner that attempts to minimize friction and foster a care team approach. Our analytical and clinical solutions are rooted in UPMC’s experience in growing a provider-led, integrated delivery network over the 15-years prior to the founding of Evolent Health, Inc., and growing to become one of the largest provider-owned health plans in the country. Our unique position allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with traditional, payer-siloed solutions.

Partnership-Driven Business Model

Our business model is predicated on strategic partnerships with leading providers and payers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the provider care delivery and payment work-flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit. In certain cases, we also agree to participate alongside our partners in risk-sharing or other support arrangements to increase our alignment of interests via performance-based relationships.

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

Early Stages of a Rapidly Growing Transformational Addressable Market

We believe that our existing partners represent a small fraction of providers and payers that could benefit from our solutions. The transformation of the care delivery and payment model in the United States has been rapid, but it is still in the early stages. Approximately 20% of health care payments were paid through performance or value-based care programs in 2020 and it is estimated that this number will continue to grow.

We believe there is significant market opportunity in our total cost of care solution. As of December 31, 2021, our solution served less than 1% of the Medicare Shared Savings Program ACO-assignable population. Furthermore, we believe that populations covered by CMS ACOs will continue to grow, and also that the solution will be relevant to private payer value-based arrangements.

We believe there is a significant market opportunity in our specialty care management services solution. As of December 31, 2021, New Century Health served approximately 1.4 million Medicaid Managed Care and Medicare HMO patients out of total population of approximately 70 million. This represents a market share of roughly 2% of this total population. We believe that the adoption of this solution in oncology and cardiology by payers serving the Medicare HMO market is very low but is likely to increase as the growth in spending in these specialties is higher than the growth in overall health care spending. Furthermore, we believe that our specialty care management solution is scalable to Medicaid and other lines of business.

Capitalize on Growth in Select Government-Driven Programs

The number of people managed by government-driven programs in the United States has seen significant growth since 2016. Specifically, the number of Medicare beneficiaries reached 62 million in 2021, an 11% increase from 2016. The nature of our variable fee economic model enables us to benefit from this growth in government-managed lives. A significant portion of our revenues are attributable to government-driven programs, primarily comprised of Medicaid and, to a less significant extent, Medicare.

Ability to Capture Additional Value through Delivering Clinical Results

We are capturing only a portion of the addressable clinical and administrative dollars in the market through our current solutions. We believe there is a significant opportunity to capture an increasing portion of the medical dollar over time, namely the remainder of the premium dollar which goes to medical expenses, and we have begun to do so in certain performance-based relationships. We believe business models that allow us to participate in the medical savings through a variety of risk-sharing arrangements that align incentives to reduce costs and improve quality outcomes will enable us to grow and differentiate ourselves from other vendors. We anticipate the manner with which we partner and share in risk with health care providers will likely continue to evolve over time given the still nascent and fragmented nature of value-based care.

Expand Offerings to Meet Evolving Market Needs

There are multiple business offerings that our partners may require to operate in a value-based care environment that we do not currently provide, including but not limited to:

•physician employment;
•PBM expansion to include additional specialty pharmacy management capabilities;
•additional specialty lines of business beyond oncology and cardiology, including kidney, musculoskeletal and fetal-maternal medicine care;
•on-site or specialty clinic services; and
•consumer engagement and digital outreach.

Selectively Pursue Strategic Acquisitions and Investments

We believe that the nature of our competitive landscape provides meaningful acquisition and investment opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that our partners will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche vendors and non-core portions of larger enterprises. From time to time, we may also pursue acquisition and investment opportunities of businesses related to services we currently provide or that are complementary to our technical capabilities. As an example of executing on our strategy, on October 1, 2021, we completed the acquisition of Vital Decisions, a leading provider of technology-enabled advance care planning services. The acquisition of Vital Decisions is expected to deepen capabilities of both organizations, allowing cross-sell, an enhanced value proposition to partners and an opportunity to increase the margin profile of the combined organization.

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

Partner Relationships

Our business is predicated on strategic partnerships with leading payers and providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the care delivery and payment work flow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit.

We have sought to partner with leading payers and providers in sizable markets, which we believe creates a growth cycle that benefits from the secular transition to value-based care.

As of December 31, 2021, we had contractual relationships with 44 operating partners. We define an operating partner as an individual health plan or provider entity under contract with the Company based on a specific state-level geography and whether a relationship is based on fees for covered lives or capitation per life under management. Certain of our partners operate in a local and highly decentralized manner, requiring negotiation and contracting at a local level to expand into new arrangements and thus may be considered multiple entities under this definition, depending on partner business requirements.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the years ended December 31, 2021, 2020 or 2019:

	For the Year Ended December 31,
	2021 (1)	2020 (1)	2019 (1)
Cook County Health and Hospitals Systems (2)	28.0%	22.3%	11.6%
Florida Blue Medicare, Inc. (3)	14.1%	N/A	N/A
Passport (4)	*	19.0%	23.0%
New Mexico Health Connections	*	*	13.4%
————————
(1)The denominator excludes $44.8 million, $117.4 million and $171.7 million of True Health premium revenue reclassified to discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Cook County Health and Hospital Systems utilizes both our administrative simplification solutions provided by Evolent Health Services, which accounted for 9.0% of our consolidated revenue for the year ended December 31, 2021 and our specialty care management solutions provided by New Century Health which accounted for 19.0% of our consolidated revenue for the year ended December 31, 2021.
(3)Customer added during the year ended December 31, 2021. Florida Blue Medicare, Inc. utilizes our specialty care management solutions provided by New Century Health.
(4)Represents revenues from EVH Passport/UHC through the Molina Closing. Subsequent to the Molina Closing on September 1, 2020, the Company has not received any material revenue from EVH Passport. However, as part of the Molina Closing, we entered into a new contract with Molina on similar terms to our prior services contract with EVH Passport through December 31, 2020 which accounted for approximately 9.7% of our consolidated revenues for the year ended December 31, 2020.
*     Represents less than 10.0% of the respective balance

As of December 31, 2021, our average contractual relationship with our operating partners was approximately 5.2 years, with an average of 0.8 years of performance remaining per contract.

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

Government Regulation

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

Health care reform amended various provisions in many federal laws, including the Code, the Employee Retirement Income Security Act of 1974 and the Public Health Services Act. Health care reform is being implemented by the Department of Health and Human Services, the Department of Labor and the Department of Treasury. Most of the ACA regulations became effective on January 1, 2014. Since its enactment, the ACA has faced multiple congressional repeal and replace efforts, multiple challenges before the Supreme Court, and dozens of amendments including repeal of the tax penalty associated with the individual mandate to purchase coverage, plus three other taxes originally imposed by the ACA (on certain on employer-sponsored coverage, health insurers, and medical device companies). Separately, in December 2020 the U.S. Court of Appeals for the Fifth Circuit ruled that the ACA’s individual mandate is unconstitutional but did not invalidate the rest of the law; while in June 2021 the Supreme Court ruled that the plaintiffs (two individuals and several states) lacked standing challenge the constitutionality of the ACA’s individual mandate, leaving the merit questions of the case unresolved.

In his first year of office, the Biden Administration overturned several Trump Administration Executive Orders related to the ACA – for example, one directing federal agencies to modify how the ACA is implemented and two that previously cut funding for ACA marketplace outreach and enrollment. It is not known what other changes the new administration will implement through regulations or future executive orders, and how those may impact our partners and our business. It is also not known what legislation will advance in Congress – for example in the current Congress, we have seen proposals ranging from modest expansions of Medicare benefits (hearing, dental, vision) and drug pricing reforms to broad-scale reforms such as “Medicare for All” and others in between. Because of the continued uncertainty about the ACA and health care law more broadly, we cannot quantify or predict with any certainty their likely impact on our business, financial condition, operating results, and prospects.

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

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In October 2021, the CMS Center for Medicare and Medicaid Innovation (CMMI) published a white paper outlining its new strategic direction. Key themes include an increased focus on health equity, on streamlining the CMMI model portfolio, and on advancing new goals to get “all Medicare beneficiaries” and “the vast majority of Medicaid beneficiaries” into care relationships with accountability for quality and total cost of care by 2030. We cannot quantify or predict with any certainty the likely impact of this new strategic direction on availability or functioning of CMMI models, participation in CMS programs or modification to their rules and regulations, changes in the law or new interpretations of existing laws on our business, financial condition, operating results and prospects.

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

Insurance subsidiaries and investees must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, EVH Passport is regulated under specific Kentucky laws and regulations and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements.

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

Research and Development

Our research and development expenditures primarily consist of our strategic investment in enhancing the functionality and usability of our software, Identifi® and developing programs and processes to maximize care delivery efficiency and effectiveness. We also capitalize software development costs related to Identifi® and CarePro TM. Our research and development expenditures and capitalized software development costs also include the suite of products developed by New Century Health, Accordion, Valence Health and Aldera.

Environmental Focus

We believe we have an important role to pay in society as an industry leader and partner. Though our environmental footprint is modest, environmental sustainability and responsible resource use are important for the Company now and in the future. We continue to assess our physical office footprint and prioritize energy efficiency and environmental design in the buildings we occupy. As of December 31, 2021, our offices in Arlington, VA and Chicago are LEED Gold Certified and our regional office in Pune, India has achieved the rating of iNFHRA Excellence in Sustainability.

Human Capital Management

We believe our commitment to and investment in human capital enables our continued efforts to dramatically reduce the total cost of care, improve clinical quality and simplify administration. As of December 31, 2021, we had approximately 3,500 global employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We focus on the following key measures and objectives in managing our business in order to deploy and develop our human capital strategy:

•Employee Compensation and Incentives
•Employee Training and Career Development
•Employee Well Being
•Diversity, Equity and Inclusion

Employee Compensation and Incentives

We aim to attract and retain the highest caliber of health care talent. We believe in pay for performance and structure our compensation to annually incent & reward exceptional performance at all levels in the organization. Ensuring that our employees are compensated fairly and have the appropriate incentives in place to meet and exceed their potential is an integral part of our human capital management. We annually conduct market pay equity assessments and compensation reviews, and we continue to actively work to reduce unconscious bias in our sourcing, hiring practices, performance reviews and promotion opportunities that may contribute to pay inequities.

Employee Training and Career Development

We believe that the continued edification and development of our talent is important in continuing to maintain growth as a company as well as the growth of our individual talent. Training programs are available to all employees through our company portal that is managed by our learning and development team. Our learning and development portal enables employees to find on-demand content, view and attend live learning sessions. Additionally, during 2020 we launched our internal mobility initiative. The initiative gives employees the visibility and opportunity to apply for positions within their current teams as well as company-wide. In 2021, we offered Talent profiles within our human capital management system to continue to support this initiative. We believe this initiative will continue to help with transparency of opportunities and talent across the organization, enables employees to develop in areas that align to their career goals as well as focus on increasing the diversity of our senior levels within the company over time.

Employee Well-Being

We believe that we have a responsibility to help maintain the health and well-being of our employees. We provide our employees with comprehensive benefits including: medical insurance, dental, vision, PTO and 401k plan. In addition, we offer 100% paid maternity leave, parental leave, fertility support, diabetes and hypertension program offerings. With the on-going COVID-19 pandemic impacting our employees, we have continued to support work from home across our employee population. We continue to offer additional mental health offerings through our insurance provider and TalkSpace, work from home office set-up support, regular employee feedback surveys, personal impact days to promote social improvement engagement, an employee crisis fund, holistic wellness initiatives during the year that include yoga, cooking sessions, meditation and wellness challenges.

Diversity, Equity and Inclusion

We believe that Evolent is a stronger company with diverse employees and encourage hiring and retention practices that focus on top performing talent regardless of gender, national origin, ethnicity or other protected class. In 2021, we continue to build on established diversity, equity and inclusion initiatives to continue to create a more equitable workspace. This initiative included additional training for leadership in diversity, equity and inclusion throughout the organization and the hiring of a Head of Diversity, Equity and Inclusion to focus on diversity as well as an internal organization review that focused around pay, job descriptions, recruiting, career pathing and development. In 2021, we introduced a new development program focused on top diverse employees across the business. We believe our continued commitment to diversity, equity and inclusion enables us to attract, develop and retain the highest caliber talent in health care. The table below demonstrates our progress on numerous diversity, equity and inclusion objectives based on our latest engagement surveys for each of the respective years below (results are based on self-identification):

	December 31,
	2021	2020	2019
Gender (global representation)
Women	62%	67%	68%
Men	38%	33%	32%
Racial and ethnic minorities (U.S. representation)
Black or African American	21.8%	23.7%	20.9%
Asian	13.8%	11.6%	13.2%
Hispanic or Latino	12.1%	11.2%	11.4%
Two or more races	2.7%	2.8%	2.6%
American Indian or Alaska Native	0.2%	0.3%	0.2%
Native Hawaiian or Other Pacific Islander	0.4%	0.2%	0.3%
Leadership Representation (Managing Director level or above)
Women	50%	46%	44%
Minorities	29%	28%	27%
Employee self-identification (U.S. representation)
LGBTQ+	7.2%	6.8%	4.6%
Veteran	2.4%	2.6%	2.4%
Disabled Individual	4.8%	5.1%	4.3%

In addition, our supplier diversity mission is to proactively identify, build relationships with, and purchase goods and services from certified small businesses as well as enterprises owned by minorities, women, veterans, LGTBQ+, and disabled persons that can help the Company achieve its corporate objectives.

Overall, we believe our culture, along with our internal programs and initiatives, allow us to effectively execute our human capital strategy.

Information about our Executive Officers

Our executive officers as of February 23, 2022, were as follows:

Name	Age	Position
Seth Blackley	43	Chief Executive Officer
John Johnson	38	Chief Financial Officer
Steve Tutewohl	49	Chief Operating Officer
Jonathan Weinberg	54	General Counsel
Aammaad Shams	38	Corporate Controller

Seth Blackley is our co-founder and has served as our Chief Executive Officer since October 2020 and served as our President from August 2011 until his promotion. Prior to co-founding the company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011. Mr. Blackley began his career as an analyst in the Washington, D.C. office of McKinsey & Company. Mr. Blackley holds a Bachelor of Arts degree in business from The University of North Carolina at Chapel Hill, and a master of business administration from Harvard Business School.

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

Jonathan Weinberg has served as our General Counsel since January 2014. Prior to joining Evolent, Mr. Weinberg was a Senior Vice President and Deputy General Counsel for Coventry Health Care, Inc. (Aetna Inc.) from 1999 to 2013, and oversaw the day-to-day management of the legal department as well as the company’s risk management department. Prior to joining Coventry, Mr. Weinberg was an associate and then partner at Epstein Becker and Green, P.C. in the firm’s health care practice, specializing in managed care issues from 1992 to 2002. Mr. Weinberg received his Bachelor of Arts in history and political science from the University of Wisconsin-Madison and his juris doctorate from the Catholic University of America.

Aammaad Shams has served as our Controller since June 2020. Prior to his role as Controller, Mr. Shams was the Company’s Assistant Corporate Controller from January 2020 to June 2020. Mr. Shams also served as Senior Director of Technical Accounting from April 2018 to June 2019 and Senior Director of Accounting from July 2019 until December 2019. Prior to joining the Company, Mr. Shams was a Director in KPMG, LLP’s Accounting Advisory Services practice from June 2015 until March 2018. Mr. Shams is a Certified Public Accountant in the Commonwealth of Virginia.

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

Item 1A. Risk Factors

The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below. These risks include, but are not limited to, the following:

•We derive a significant portion of our revenues from our largest partners.
•The market for value-based health care in the United States is rapidly evolving.
•The health care regulatory and political framework is uncertain and evolving.
•If we are unable to offer new and innovative products and services or our products and services fail to keep pace with advances in industry standards, technology and our partners’ needs, our partners may terminate or fail to renew their relationships with us and our revenue and results of operations may suffer.
•We have made and entered, and may in the future make and enter acquisitions, investments and alliances and joint ventures, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
•The financial benefits we expect to receive as a result of our sale of certain assets of Passport to Molina may not be realized.
•Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.
•Failure to accurately underwrite performance-based contracts could result in a reduction in profitability for our Specialty Care Management solution.
•If we fail to effectively manage our growth and cost structure, our business and results of operations could be harmed.
•Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.
•Our offshore support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals.
•If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.
•We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.
•We may need to obtain additional financing which may not be available or, if it is available, may result in a reduction in the ownership of our stockholders.
•We have experienced net losses in the past and we may not achieve profitability in the future.
•We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations which could have a material adverse effect on our business, financial condition and results of operations.
•We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.
•If we do not continue to attract new partners and successfully capture new opportunities, we may not achieve our financial projections, and our results of operations would be harmed.
•As we enter into an increasing number and variety of risk sharing arrangements with partners, our revenues and profitability could be limited and negatively impacted.
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
•We face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
•Our offerings could be subject to audits by CMS and other governmental payers and whistleblower claims under the False Claims Act.
•Exclusivity and right of first refusal clauses in some of our partner and founder contracts may prohibit us from partnering with certain other providers in the future, and as a result may limit our growth.
•We are subject to privacy and data protection laws.
•Data loss or corruption may adversely affect our reputation and relationships.
•Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, we may face significant liabilities and our reputation and business will be harmed.
•If we are unable to obtain, maintain and enforce intellectual property protection for our technology and products or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and products substantially similar to ours, and our ability to successfully commercialize our technology and products may be adversely affected.
•If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
•Third parties may initiate proceedings alleging that we are violating their intellectual property rights.
•Open source software could adversely affect our ability to offer our services and subject us to possible litigation.
•If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary information, the value of our technology and products could be adversely affected.
•We depend on certain technologies that are licensed to us. We do not control the intellectual property rights covering these technologies and any loss of our rights to these technologies or the rights licensed to us could prevent us from developing and/or commercializing our products.
•Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.
•We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our partners, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with partners, adversely affecting our brand and our business.
•We rely on third-party vendors to host and maintain our technology platform.
•We have previously identified material weaknesses in our internal control over financial reporting. Although the material weaknesses were remediated, if we identify additional material weaknesses in the future, we and our auditor may conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements, any of which could adversely impact our investors’ confidence and our stock price.
•We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are disallowed.
•We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future, and these amounts are expected to be material.
•We may not be able to realize all or a portion of the tax benefits that resulted from the exchanges of Class B common units for our Class A common stock or from the utilization of NOLs previously held by Evolent Health Holdings and an affiliate of TPG and from payments made under the TRA.
•In certain cases, payments by us under the TRA may be accelerated or significantly exceed the tax benefits we realize in respect of the tax attributes subject to the TRA.
•The agreements between us and certain of our pre-IPO investors were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.
•The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for convertible debt securities that may be settled in cash, such as the 2024 Notes and the 2025 Notes, could have a material effect on our reported financial results.
•We expect that our stock price will be volatile and may fluctuate or decline significantly.
•We are subject to securities class action litigation and an adverse outcome in such litigation could have an adverse effect on our financial condition.
•The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of our convertible notes, or by sales or issuances of substantial amounts of our Class A common stock.
•Some provisions of Delaware law, our second amended and restated certificate of incorporation and our third amended and restated by-laws and certain of our contracts may deter third parties from acquiring us.
•Our second amended and restated certificate of incorporation and stockholders’ agreement contain provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our pre-IPO investors.
•Our second amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue. Our largest partner in terms of revenue, Cook County Health and Hospitals System, comprised 28.0% of our revenue for the year ended December 31, 2021. The loss of Cook County Health and Hospitals System, which is currently conducting an request for proposal (“RFP”) for certain health plan services, or any other significant partner, pursuant to a reprocurement process or otherwise, or the non-renewal or renegotiation of any of our significant partner contracts, could adversely affect our results. In May 2020, Passport, our largest partner at the time, was not awarded a Kentucky managed Medicaid contract for the next contract period, which adversely affected our results. We cannot assure you that similar facts will not occur with a different partner in the future as often our customers who are county or municipal run bodies have requirements to run public procurement processes for renewals.

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

Although we have long-term contracts with many partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our partners after a notice period has passed and the partner has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain of our contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such partner could in effect be terminated. In addition, certain of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our partners is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health, including Vital Decisions, typically run for one-year terms. While they typically contain year-to-year renewal provisions, we cannot assure that any or all of these contracts will be renewed in any particular year. We expect that future contracts will contain similar provisions to those described in this paragraph. The market for value-based health care in the United States continues to evolve, which makes it difficult to forecast demand for our products and services.

The market for value-based health care in the United States is rapidly evolving. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market. It is difficult to predict with any precision the future growth rate and size of our target markets.

The rapidly evolving nature of the markets in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. We believe that demand for our products and services has been driven in large part by price pressure in traditional FFS health care, a regulatory environment that is incentivizing value-

based care models, a rapid expansion of retail insurance, broader use of the Internet and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our products and services caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. For example, a large portion of New Century Health’s revenue is derived from customers in the managed care industry, including risk bearing providers and national and regional managed care companies. Changes in this industry’s business practices could negatively impact New Century Health. For example, if New Century Health’s managed care customers seek to provide services directly to their subscribers instead of contracting with New Century Health for such services, New Century Health could be adversely affected.

The health care regulatory and political framework is uncertain and evolving.

Health care laws and regulations are rapidly evolving and may change significantly in the future, including as a result of the new Biden administration, which could adversely affect our financial condition and results of operations. For example, in March 2010, the ACA was adopted, which is a health care reform measure that aims to increase the number of Americans with health insurance and reduce health care related costs. The ACA includes a variety of health care reform provisions and requirements, which substantially changed the way health care is financed by both governmental and private insurers. Since its enactment, the ACA has faced multiple congressional repeal and replace efforts, multiple challenges before the Supreme Court, and dozens of amendments including repeal of the tax penalty associated with the individual mandate to purchase coverage, plus three other taxes originally imposed by the ACA (on certain on employer-sponsored coverage, health insurers, and medical device companies). Separately, in December 2020 the U.S. Court of Appeals for the Fifth Circuit ruled that the ACA’s individual mandate is unconstitutional but did not invalidate the rest of the law; while in June 2021 the Supreme Court ruled that the plaintiffs (two individuals and several states) lacked standing challenge the constitutionality of the ACA’s individual mandate, leaving the merit questions of the case unresolved.

In his first year of office, the Biden Administration overturned several Trump Administration Executive Orders related to the ACA – for example, one directing federal agencies to modify how the ACA is implemented and two that previously cut funding for ACA marketplace outreach and enrollment. It is not known what other changes the new administration will implement through regulations or future executive orders, and how those may impact our partners and our business. It is also not known what legislation will advance in Congress – for example in the current Congress, we have seen proposals ranging from modest expansions of Medicare benefits (hearing, dental, vision) and drug pricing reforms to broad-scale reforms such as “Medicare for All” and others in between. Because of the continued uncertainty about the ACA and health care law more broadly, we cannot quantify or predict with any certainty their likely impact on our business, financial condition, operating results, and prospects.

In addition, CMS, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare and Medicaid programs. In October 2021, the CMS Center for Medicare and Medicaid Innovation (CMMI) published a white paper outlining its new strategic direction. Key themes include an increased focus on health equity, on streamlining the CMMI model portfolio, and on advancing new goals to get “all Medicare beneficiaries” and “the vast majority of Medicaid beneficiaries” into care relationships with accountability for quality and total cost of care by 2030. We cannot quantify or predict with any certainty the likely impact of this new strategic direction on the availability or functioning of CMMI models, participation in CMS programs or modifications to their rules and regulations, changes in the law, or new interpretations of existing laws, on our methods and costs of doing business.

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

As another example of recent health care legislative changes, the Consolidated Appropriations Act (the “CAA”), enacted on December 27, 2020, contain provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency. The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information. The CAA will also require certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services. The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions. Several states have also enacted comprehensive surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts.

We are unable to predict how these changes to the ACA and other health care reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the health care industry and what the potential impact may be on our business, financial condition, operating results and prospects.

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

We continuously evaluate potential acquisition targets and investments. However, there can be no assurance that any of these potential acquisitions or investments will be consummated. Acquisitions, investments and alliances, including our recent acquisition of Vital Decisions, LLC, could result in numerous risks to our business which could negatively impact and our financial condition and results of operations, including:

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

On September 1, 2020, EVH Passport and Molina consummated the Molina Closing and the Passport Medicaid Contract was novated to Molina. In the event certain conditions are not fulfilled, we may not realize the economic benefits we expect to derive from the transaction. The amount of cash we ultimately receive in connection with the transactions consummated by the Molina APA, the wind down of EVH Passport and related transactions could be adversely affected by a number of factors including litigation from third parties, the outcome of ongoing protests against the Kentucky Medicaid awards for 2021 and the results of litigation related thereto, the performance of Passport through 2020 and the results of Medicaid open enrollment in the Commonwealth of Kentucky. In addition, at the time of the transaction the Company estimated a return of capital from EVH Passport between $130 million and $170 million in total. The Company now expects, given certain outcomes an estimated return of capital between $170 million and $190 million in total, subject to regulatory approval from the Kentucky Department of Insurance, and we cannot control or predict the timing of such capital return.

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

To date, due to the nature of the services we provide, market dynamics in our end markets and with our significant customers, our operations have not been materially affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The extent to which COVID-19 ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the scope, severity and duration of the pandemic, including resurgence of COVID-19 cases due to more contagious variants such as Omicron, employee mobility and productivity and actions to contain COVID-19 or treat its impact (including federal, state and local directives to remain at home or forced business closures and the effectiveness of vaccines), among others. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

The COVID-19 pandemic has impacted and may impact our business, financial condition, cash flows, or results of operations in a number of ways, including the following:

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

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, also makes it more challenging for our management to estimate the potential impact and the future performance of our business. We cannot predict the ultimate impact of the COVID-19 pandemic, but it could materially adversely affect our business, including our financial position, results of operations and/or cash flows.

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

If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.

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

In addition, competition for qualified talent in our industry is intense, particularly in the last several months. In 2021, there has been a dramatic increase in workers leaving their positions throughout our industry that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. Many of the companies with which we compete for personnel have greater financial and other resources than we do.

We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel and with appropriate qualifications and may not be able to fill positions. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We have increased, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have increased our costs of labor, and may continue to do so.

In addition, we believe our corporate culture has been a key contributor to our success to date. However, in this period of the "great resignation," we have and may continue to face higher employee turnover rates. With many of our employees working remotely, we may find it difficult to maintain important aspects of our culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success and could ultimately have a negative impact on our business and our ability to execute on our strategy. In order to successfully expand our business, we must effectively recruit, integrate and motivate new and retain existing employees, while maintaining the beneficial aspects of our corporate culture. All of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate new employees, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and results of operations could be harmed. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.

We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.

The Company has three reporting units. Our total assets include substantial goodwill. On December 31, 2021, we had $426.3 million of goodwill on our consolidated balance sheet. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.

While our annual goodwill impairment test is conducted on October 31, we have processes to monitor for interim triggering events. Under GAAP, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include macroeconomic conditions, industry and market considerations, our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events including changes in strategy, customers or litigation. A detailed discussion of our impairment testing is included in “Part II - Item 8. Financial Statements and Supplementary Data - Note 9.”

The Company recorded impairment charges of $199.8 million and $215.1 million during the three months ended December 31, 2019 and June 30, 2020, respectively, as a result of the Kentucky Cabinet for Health and Family Services announcing that EVH Passport was not awarded a Kentucky managed Medicaid contract for the next contract period. When other indications of goodwill impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations.

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

We have incurred significant net losses in the past and our operating expenses may increase in the future as we continue to invest to grow our business and build relationships with partners, develop our platforms and develop new solutions. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, as we continue to increase our partner base, we could incur increased losses due to mis-forecasted underwriting in performance-based contracts or because significant costs associated with entering into partner agreements are generally incurred upfront, while revenue under certain of our partner agreements is recognized each period in the month in which the services are delivered. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. We may also fail to improve the gross margins of our business as anticipated. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations which could have a material adverse effect on our business, financial condition and results of operations.

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations in the future, including potential claims against us by our partners, with or without merit. For example, on August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Some of these matters and claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims or other matters that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our Class A common stock. Certain litigation, proceedings, government inquiries, reviews, audits or investigations or the resolution of such matters may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners. Some of our partners undertake a significant and prolonged evaluation process, often to determine whether our products and services meet their unique health system needs, which has in the past resulted in extended periods of time to establish a partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our products and services. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. There is no guarantee that we will be able to successfully convert a customer of our transformation services into a partner of our platform and operations services. If we are unable to sell additional products and services to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. For example, some of our partnerships require significant upfront investment including, in the case of new markets, investments in infrastructure to meet readiness and operating requirements which have outpaced our revenue growth. Under the ASC 606 revenue standard, certain set up costs we incur during the implementation phase may be deferred into the P&O phase, potentially along with associated revenues. If the economics of a partnership change such that we are unlikely to fully recover those costs, we may be required to write off a portion or all of those deferred costs and revenues and our operating results may suffer. In addition, we estimate the costs and timing for completing the transformation phase of relevant partner relationships. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

If we do not continue to attract new partners and successfully capture new opportunities, we may not achieve our financial projections, and our results of operations would be harmed.

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

We incorporate certain risk sharing arrangements as part of our contractual arrangements with certain partners, and we expect to enter an increasing number and variety of risk sharing arrangements in the future. As an example, as part of our strategy to support certain partners, we entered into upside and downside risk-sharing arrangements. Through our specialty care management services, we take on members from payers through performance-based arrangements where we assume risks related to pricing of contracts for the provision of oncology and cardiology services. We may incur losses under these arrangements if we are unable to adjust our rates if faced with increased costs related to patient care or pharmaceutical products.

As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. As of December 31, 2021, Evolent had approximately $11.7 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects.

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

Many health care industry participants and payers are consolidating to create larger and more integrated health care delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the health care industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as health care providers consolidate to create larger and more integrated health care delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Consolidation may also result in the acquisition or future development by our partners of products and services that compete with our products and services. Finally, if any of our partners were to be acquired or otherwise change ownership, we cannot assure you that the new owner would not seek to renegotiate or terminate their agreements with us. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

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

We also compete on the basis of price. We are subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of health care industry participants, practices of managed care organizations, government action and financial stress experienced by our partners. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.

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

Risks Related to Data Protection Privacy, Cybersecurity, Intellectual Property and Technology

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

•HIPAA expanded protection of the privacy and security of personal health information and required the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security, electronic signatures, privacy and enforcement. Privacy regulations under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.”. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers and be subject to investigation by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”). In the event the OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties that could have a material adverse effect on us. In addition, OCR performs compliance audits of Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.
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

Our services involve the collection, storage and analysis of confidential information, including intellectual property and personal information of employees, health providers and others, as well as protected health information of our partners’ patients. Because of the extreme sensitivity of this information, the security features of our computer, network, and communications systems infrastructure are very important. In certain cases, we provide such information to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures designed to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers, are vulnerable to cyber-attacks, security breaches, acts of vandalism or theft (including by employees), computer viruses, misplaced or lost data, programming and/or human errors, power outages, hardware failures or other similar events. Furthermore, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, has heightened these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and partners, which could have a material adverse effect on our business, operations, and financial results.

A cyber-attack that bypasses our, or our third-party providers’, security systems successfully could require us to expend significant resources to remediate any damage, and prevent future occurrences, interrupt our operations, damage our reputation and our relationship with our partners, expose us or other third parties to a risk of loss or misuse of confidential information, reduce demand for our products and services or subject us to significant liability through litigation as well as regulatory action. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Cyber attacks continue to evolve in sophistication and volume and may remain undetected for an extended period. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. We have seen, and will continue to see, industry-wide vulnerabilities, such as the Log4j vulnerability reported in December 2021, which could in the future affect our or other parties’ systems. We expect to continue to experience such vulnerabilities in the future. The costs of attempting to protect against cybersecurity risks and the costs of responding to cyber-attacks are significant. This could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage.

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

From time to time, we have been and may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

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

Risks relating to internal control over financial reporting

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

As of December 31, 2019, all of the Class B common units held by the Investor Stockholders and certain other stockholders had been exchanged (together with an equal number of shares) for our Class A common stock. These exchanges resulted in increases in the tax basis of our share of the assets of Evolent Health LLC that otherwise would not have been available to the Company. In addition, we expect that certain NOLs will be available to us as a result of the transactions as described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - “Tax Receivables Agreement.” These increases in tax basis and NOLs may reduce the amount of tax that we may otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

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

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including our estimate of the tax basis of our assets as of the date of the Offering Reorganization and the estimated tax basis step-ups resulting from each completed exchange, we estimate that the total amount that we would be required to pay under the TRA could be approximately $109.8 million. This estimated amount includes approximately $17.2 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and approximately $92.6 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred in connection with our completed secondary offerings and private sales. The actual amount we will be required to pay under the TRA may be materially greater than these hypothetical amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are disallowed.

If the IRS successfully challenges the tax basis increases resulting from the Class B Exchanges or the existence or amount of the pre-IPO NOLs at any point in the future after payments are made under the TRA, we will not be reimbursed for any payments we had made under the TRA (although future payments under the TRA, if any, would be netted against any unreimbursed payments to reflect the result of any such successful challenge by the IRS). As a result, in certain circumstances, we could be required to make payments under the TRA in excess of our cash tax savings.

We may not be able to realize all or a portion of the tax benefits that resulted from the exchanges of Class B common units for our Class A common stock or from the utilization of NOLs previously held by Evolent Health Holdings and an affiliate of TPG and from payments made under the TRA.

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by the Class B Exchanges and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - Tax Receivables Agreement” for additional information.

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. An amended complaint was filed on January 10, 2020, a second amended complaint was filed on June 8, 2020, and a third amended complaint, now titled Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, was filed on December 2, 2021. The case, alleges that the Company’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the second amended complaint, and the Eastern District of Virginia granted in part and denied in part the motion on March 24, 2021. The case entered the discovery phase, but discovery is again stayed pending a decision on the company’s third motion to dismiss, which was filed December 17, 2021. Briefing on the motion to dismiss was completed on February 10, 2022, and oral argument will be held on March 11, 2022. We and the individuals dispute these claims and intend to defend the matter vigorously. This litigation could result in substantial costs and have and may continue to result in a diversion of management’s resources and attention, which could harm our business and the value of our common stock.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of our convertible notes, or by sales or issuances of substantial amounts of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate. As of February 18, 2022, 90,827,306 shares of our Class A common stock were outstanding. Up to a maximum of 13.3 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes. Similarly, sales or issuances of substantial amounts of our Class A common stock in the public market by us or by our stockholders into the public market could cause the market price of our Class A common stock to decrease significantly.

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
•provide that special meetings of the stockholders may be called only by or at the direction of the board of directors, the chairman of our board or the chief executive officer; and
•require advance notice to be given by stockholders for any stockholder proposals or director nominees.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 29,000 square feet of office space. We also lease offices throughout the United States and in Pune, India. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - Leases,” the total rental expense on operating leases, net of sublease income, was $18.0 million for the year ended December 31, 2021.

Item 3. Legal Proceedings

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

Holders

As of February 18, 2022, there were 50 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the last 5 years ended December 31, 2021, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on December 31, 2016, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

Recent Sales of Unregistered Securities, Purchases of Equity Securities by the Issuer or Affiliated Purchases or Other Stockholder Matters

On November 15, 2021, we issued 15,642 shares of our Class A common stock in connection with a contingent consideration earn-out provision pursuant to the terms of an agreement between the Company and The Accountable Care Organization, Ltd. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) and Rule 506(b) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that the purchasers of shares of Class A common stock in the transaction were accredited investors. The Company did not engage in a general solicitation or advertising with regard to the issuance and contribution of the Class A common stock issued in connection with the transaction.

Item 6. Reserved

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

Today we manage our operations and allocate resources across two reportable segments: Evolent Health Services and Clinical Solutions. The Company’s EHS segment provides an integrated administrative and clinical platform for health plan administration and population health management. Our Clinical Solutions segment addresses a broad spectrum of clinical needs, with tailored solutions for Specialty Care Management in Oncology and Cardiology and holistic Total Cost of Care improvement. Our economic opportunity in the Clinical Solutions segment, which we believe to be significant, is largely based on (a) the total amount of medical expenses under management, and (b) the amount of savings we are able to generate relative to a benchmark or target. These partnerships, which we refer to as performance-based arrangements, include both capitation and shared savings arrangements. We also generate Clinical Solutions revenue by providing our technology and services platform on a fee basis. We go to market for our Specialty Care Management under the brand name New Century Health, and for our Total Cost of Care solution under the brand name Evolent Care Partners.

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

Because of the nature of the services we provide and market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of December 31, 2021, we had cash and cash equivalents of $266.3 million and as of the date the financial statements were available to be issued, we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months. The COVID-19 crisis has also affected global access to capital and caused significant volatility in financial markets. Significant deterioration of the U.S. and global economies could have a significant adverse impact on our future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic, including resurgence of COVID-19 cases due to more contagious variants such as Omicron and the effectiveness of vaccines. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

Evolent’s focus throughout this pandemic has been the health and safety of its employees and their families, as well as ensuring that we continue to furnish uninterrupted high-quality service to our partners. Evolent has deployed a multi-faceted response to COVID-19, overseen by its Emergency Preparedness Team, led by the General Counsel, Chief Compliance Officer, and Chief Talent Officer, that focuses on maintaining its workforce in a manner that does not disrupt service delivery or operations. Evolent is closely monitoring and overseeing any issues of noncompliance or deficiencies with client operational service level agreements and continuing to review contractual business requirements in light of state and federal mandates, emergency laws and orders, and available financial support opportunities. Evolent is also mindful of the impact COVID-19 has on its vendors and subcontractors, and we will continue to work with them regarding our collective obligations to Evolent’s customers. We require a COVID-19 Business Continuity Attestation from subcontractors and vendors, confirming that operational and financial obligations will be met and aiming to ensure that privacy and security risks or incidents can be mitigated and disclosed in a timely manner.

Evolent has instituted a voluntary return to the office. Fully vaccinated employees and those who have provided an approved religious or medical exemption are permitted to return to the Company’s offices in-person.

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

Across 2020 and 2021, we saw changes in membership and medical utilization in our end-markets as a result of the COVID-19 pandemic. The pandemic initially resulted in a significant increase in unemployment in the United States through July 2020 but has since steadily decreased to pre-pandemic levels in December 2021. Historically, Medicaid enrollment has increased during periods of rising unemployment as individuals lose access to employer sponsored health care and turn to government sponsored health care. In addition, with respect to Medicaid, many states (including Illinois and Maryland) put in place new rules during the pandemic eliminating the ability of Medicaid health plans to dis-enroll non-paying members, as well as waiving certain eligibility requirements, which together contributed to an increase in membership during the period of the pandemic. In aggregate, as more than 50% of our lives on platform as of December 31, 2021, are in Medicaid and we generally earn revenue with respect to those lives based on a per member per month model, we have experienced a modest net benefit in our business from increased membership in that market. We cannot predict the magnitude of this potential benefit, or how long it will last.

With respect to medical utilization, following the declaration of the pandemic by the WHO, many state-wide mandates deferred non-essential medical procedures to allow hospitals to focus on providing care to COVID-19 patients. Across all markets, our partners experienced declines in non-essential care throughout the years ended December 31, 2020 and 2021, offset in part by increased costs for care of COVID-19 patients. We continue to monitor medical utilization trends closely as the pandemic progresses. Beginning late in the first quarter of 2020 after declaration of the pandemic and continuing through 2021, we have seen a modest benefit in our business from lower utilization trends. However, we cannot predict with any certainty the net impact of lower utilization on our business, as it is possible we will experience a surge in utilization as consumer behavior changes (for example if the novel coronavirus is controlled by the available vaccines or other measures).

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

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021 (1)	2020 (1)	2019 (1)
Cook County Health and Hospitals Systems (2)	28.0%	22.3%	11.6%
New Mexico Health Connections	*	*	13.4%
Florida Blue Medicare, Inc. (3)	14.1%	N/A	N/A
Passport (4)	*	19.0%	23.0%
————————
(1)The denominator excludes $44.8 million, $117.4 million and $171.7 million of True Health premium revenue reclassified to discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Cook County Health and Hospital Systems utilizes both our administrative simplification solutions provided by Evolent Health Services, which accounted for 9.0% of our consolidated revenue for the year ended December 31, 2021 and our specialty care management solutions provided by New Century Health which accounted for 19.0% of our consolidated revenue for the year ended December 31, 2021.
(3)Customer added during the year ended December 31, 2021. Florida Blue Medicare, Inc. utilizes our specialty care management solutions provided by New Century Health.
(4)Represents revenues from EVH Passport/UHC through the Molina Closing. Subsequent to the Molina Closing on September 1, 2020, the Company has not received any material revenue from EVH Passport. However, as part of the Molina Closing, we entered into a new contract with Molina on similar terms to our prior services contract with EVH Passport through December 31, 2020 which accounted for approximately 9.7% of our consolidated revenues for the year ended December 31, 2020.
*     Represents less than 10.0% of the respective balance

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of Vital Decisions

On August 2, 2021, Evolent Health LLC and EV Thunder Merger Sub, LLC, each wholly owned subsidiaries of the Company, and the Company entered into a definitive agreement for the Company to acquire Vital Decisions. On October 1, 2021, we consummated the acquisition of Vital Decisions for $46.5 million in cash and the issuance of 1.8 million shares of Class A common stock. Vital Decisions reports into Evolent’s specialty care management offering, New Century Health, and is consolidated into the Company’s Clinical Solutions segment. The transaction closed on October 1, 2021. Refer to “Part II - Item 8. Financial Statements - Note 4” for additional discussion regarding the Vital Decisions transactions.

Conversion and Repayment of 2021 Notes

Upon maturity of the 2021 Notes on December 1, 2021, outstanding 2021 Notes with a principal amount of $26.7 million were settled, at the option of the holders, by converting $26.3 million aggregate principal amount of 2021 Notes to common shares and cash repayment of $0.4 million aggregate principal amount of 2021 Notes. Shares issued were valued based on the quoted trading prices on the conversion date for a total fair value of $28.5 million resulting in a loss on debt extinguishment of $2.2 million which was recorded in loss on repayment of debt on our consolidated statements of operations and comprehensive income (loss). Refer to “Part II - Item 8. Financial Statements - Note 10” for additional discussion regarding conversion and repayment of our 2021 Notes.

Sale of True Health New Mexico

On January 11, 2021, Evolent LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into the SPA with Bright HealthCare, pursuant to which EH Holdings agreed to sell all of its equity interest in True Health to Bright HealthCare for a purchase price of $22.0 million plus excess risk based capital, subject to satisfaction of customary closing conditions, including regulatory approvals. The purchase price is subject to a customary purchase price adjustment following the one-year anniversary of the True Health Closing based in part on actual medical claims experience. The True Health Closing occurred on March 31, 2021 and the Company has had no continuing involvement with True Health subsequent to the Closing except a pre-existing services agreement for claims processing and other health plan administrative functions. As of the first quarter of 2021, the Company determined that True Health met the discontinued operations criteria under ASC 205, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as discontinued operations and are not included in continuing operations in the consolidated financial statements. Refer to “Part II - Item 8. Financial Statements - Note 5” for additional discussion regarding the True Health sale.

In addition, in conjunction with the sale of True Health, the Company made organizational changes, including re-evaluating its reportable segments. Effective during the first quarter of 2021, the Company bifurcated its previous Services segment into two segments. The Company’s Evolent Health Services segment (“EHS”) includes our administrative simplification solution and certain supporting population health infrastructure. Our Clinical Solutions segment includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands. Refer to “Part II - Item 8. Financial Statements - Note 22 for a further discussion of our operating results by segment.

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
On September 1, 2020, EVH Passport and Molina completed the Molina Closing and the Passport Medicaid Contract was novated to Molina. As a result, EVH Passport began to wind down its business. In connection with the Molina Closing, Molina deposited $20.0 million in cash in escrow, which was subsequently released to EVH Passport in January 2021. Prior to the Molina Closing, the Company accounted for its investment in EVH Passport as an unconsolidated variable interest entity under the equity method of accounting. As a result of the Molina Closing, the Company concluded that a reconsideration event occurred whereby EVH Passport was determined to be a voting interest entity and that Evolent had a controlling financial interest in EVH Passport; accordingly, the Company consolidated EVH Passport as of September 1, 2020 in its consolidated financial statements. The Company accounted for the consolidation as an asset acquisition, as the Company concluded that assets acquired as a result of the consolidation did not meet the criteria to be classified as a business under GAAP. Following the Molina Closing and consolidation of EVH Passport in the Company’s consolidated financials, EVH Passport redeemed the Sponsors’ equity interests in EVH Passport in accordance with the terms of EVH Passport's Stockholders' Agreement, and, as a result, EVH Passport became a wholly owned subsidiary of the Company. At the time of the transaction, the Company estimated a return of capital from EVH Passport between $130 million to $170 million. The Company now expects, given certain outcomes, an estimated return of capital between $170 million and $190 million, subject to regulatory approval from the Kentucky Department of Insurance. Refer to “Part II - Item 8. Financial Statements - Note 4” for additional discussion regarding the Passport transactions.

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

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives that will provide future benefit to the Company. The Repositioning Plan concluded in the fourth quarter of 2021.

The following table provides a summary of our total costs associated with the Repositioning Plan for the years ended December 31, 2021 and 2020, by major type of cost (in thousands):

	For the Year Ended December 31,		Cumulative Amount Incurred through December 31, 2021
	2021	2020
Severance and termination benefits	$185	$—	$185
Office space consolidation	2,742	—	2,742
Professional services	4,391	1,275	5,666
Total	$7,318	$1,275	$8,593

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. Qualitative factors include macroeconomic, industry and market considerations, overall financial performance, industry, legal and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value.

If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). We use discounted cash flow analyses and market multiple analyses in order to estimate reporting unit fair values. Discounted cash flow analyses rely on significant judgement and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins. These assumptions are based on estimates of future revenue and earnings after considering such factors as general economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The weighted average cost of capital is based on market-based factors/inputs but also considers the specific risk characteristics of the reporting unit’s cash flow forecast. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting units and intangible assets to decline and increase the risk of an impairment charge to earnings. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

On October 31, 2021, the Company performed its annual goodwill impairment review for fiscal year 2021. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest fair value of our single reporting unit was below the carrying value. As a result, a quantitative goodwill impairment analysis was not required.

Revenue Recognition

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

Principal vs Agent

We use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract-by-contract basis. We are an agent when our role is to arrange for another entity to provide the services to the customer. In these instances, we do not control the service before it is provided and recognize revenue on a net basis. We are the principal when we control the good or service prior to transferring control to the customer. We recognize revenue on a gross basis when we are the principal in the arrangement.

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

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective positive evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax income over the three years ended December 31, 2021. In addition, we considered that loss and credit carryforwards have not expired unused and the majority of our loss and credit carryforwards will not expire prior to 2032.

As of December 31, 2021, we have determined that it is more likely than not that we will realize the benefit related to our deferred tax assets, except for a valuation allowance related to the realization of existing US deferred tax assets.

Deferred tax liabilities, net of deferred tax assets, as of December 31, 2021, were $0.7 million, net of our valuation allowance of $101.3 million.

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

Our gross unrecognized benefits are $0.6 million as of December 31, 2021. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

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

Reserve for Claims and Performance-based Arrangements

Reserves for performance-based arrangements and claims reflect actual payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

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

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as a change in fair value of contingent consideration and indemnification asset on the Company's consolidated statements of operations and comprehensive income (loss). Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature and no longer permits the use of the treasury stock method from calculating earnings per share. As a result, after adopting the ASU’s guidance, we will not separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We will adopt the ASU in the first quarter of fiscal 2022 and expect to use modified retrospective approach. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows, however, the inability to use the treasury stock method in accounting for the shares issuable upon conversion of the 2024 Notes and the 2025 Notes will adversely affect our diluted earnings per share.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements. Subsequent to the consolidation of EVH Passport on September 1, 2020, our cost of revenue includes the consolidated impact of the run out of EVH Passport’s operations, consisting principally of updates to EVH Passport’s claims reserve based on actual claims payments.

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

Lives on Platform and PMPM Fees

Evolent Health Services Lives on Platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform. Clinical Solutions Lives on Platform are calculated by summing the Clinical Solutions Lives on Platform in our Performance suite and New Century Health Technology and Services suite Lives on Platform. Clinical Solutions Lives on Platform in our Performance suite are calculated by summing members covered for oncology specialty care services and members covered for cardiology specialty care services for contracts not under ASO arrangements. New Century Health Technology and Services suite Lives on Platform are calculated by summing members covered for oncology specialty care services, members covered for cardiology specialty care services and members covered for advance care planning services for contracts under ASO arrangements. Members covered for more than one category are counted in each category.

Evolent Health Services average per member per month (“PMPM”) fee is defined as platform and operations revenue pertaining to the Evolent Health Services segment during the period reported divided by the average of the beginning and ending Evolent Health Services segment membership during the period reported divided by the number of months in the period. Clinical Solutions Performance suite Average PMPM fee is defined as platform and operations services revenue pertaining to our Clinical Solutions Performance suite during the period reported divided by the average of the beginning and ending Clinical Solutions Performance suite membership during the period reported divided by the number of months in the period. New Century Health Technology and Services suite Average PMPM fee is defined as platform and operations revenue pertaining to the New Century Health Technology and Services suite during the period reported divided by the average of the beginning and ending New Century Heath Technology and Services Suite membership during the period reported divided by the number of months in the period.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Year Ended December 31,		Change Over Prior Period		For the Year Ended December 31,		Change Over Prior Period
	2021	2020	$	%	2020	2019	$	%
Revenue
Transformation services	$11,204	$11,990	$(786)	(6.6)%	$11,990	$15,203	$(3,213)	(21.1)%
Platform and operations services	896,753	912,649	(15,896)	(1.7)%	912,649	671,919	240,730	35.8%
Total revenue	907,957	924,639	(16,682)	(1.8)%	924,639	687,122	237,517	34.6%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	657,551	696,581	(39,030)	(5.6)%	696,581	513,033	183,548	35.8%
Selling, general and administrative expenses	219,499	210,412	9,087	4.3%	210,412	236,448	(26,036)	(11.0)%
Depreciation and amortization expenses	60,037	60,835	(798)	(1.3)%	60,835	60,323	512	0.8%
Loss (gain) on disposal of assets and consolidation	—	698	(698)	(100.0)%	698	(9,600)	10,298	(107.3)%
Loss on extinguishment of debt, net	—	4,789	(4,789)	(100.0)%	4,789	—	4,789	100.0%
Goodwill impairment	—	215,100	(215,100)	(100.0)%	215,100	199,800	15,300	7.7%
Change in fair value of contingent consideration and indemnification asset	13,281	3,860	9,421	244.1%	3,860	(3,997)	7,857	(196.6)%
Total operating expenses	950,368	1,192,275	(241,907)	(20.3)%	1,192,275	996,007	196,268	19.7%
Operating loss	$(42,411)	$(267,636)	$225,225	84.2%	$(267,636)	$(308,885)	$41,249	(13.4)%

Transformation services revenue as a % of total revenue	1.2%	1.3%			1.3%	2.2%
Platform and operations services revenue as a % of total revenue	98.8%	98.7%			98.7%	97.8%
Cost of revenue as a % of revenue	72.4%	75.3%			75.3%	74.7%
Selling, general and administrative expenses as a % of total revenue	24.2%	22.8%			22.8%	34.4%

Comparison of the Results for the Year Ended December 31, 2021 to 2020

Revenue

Total revenue decreased by $16.7 million, or 1.8%, to $908.0 million for the year ended December 31, 2021, as compared to 2020.

Transformation services revenue decreased by $0.8 million, or 6.6%, to $11.2 million for the year ended December 31, 2021, as compared to 2020, due primarily to the timing and volume of implementation activities. Transformation services revenue accounted for 1.2% and 1.3% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

Platform and operations services revenue decreased by $15.9 million, or 1.7%, to $896.8 million for the year ended December 31, 2021, as compared to 2020. This decrease is primarily due to the runout of EVH Passport’s operations compared to 2020 mostly offset by the addition of new partners and expansion with other existing partners. Platform and operations services revenue accounted for 98.8% and 98.7% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

The following table represents Evolent’s revenue disaggregated by segment and end-market for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions
Medicaid	$215,236	$236,634	$205,833	$274,028
Medicare	26,358	68,505	363,053	257,092
Commercial and other	68,219	77,221	29,258	11,159
Total	$309,813	$382,360	$598,144	$542,279

Revenue from our Evolent Health Services segment decreased by $72.5 million for the year ended December 31, 2021, as compared to 2020 due to the consolidation and runout of services for EVH Passport, partially offset by new partner additions. Revenue from our Clinical Solutions segment increased by $55.9 million for the year ended December 31, 2021 as compared to 2020 due to new partner additions including Florida Blue Medicare, Inc., as well as expansion into new markets within current New Century Health Technology and Services Suite partners.

The following table represents the Company’s lives on platform as of December 31, 2021 and 2020 and PMPM fees for the years ended December 31, 2021 and 2020 (Lives on Platform in thousands):

	Lives on Platform		Average PMPM Fees
	December 31,		For the Year Ended December 31,
	2021	2020	2021	2020
Evolent Health Services	1,586	1,898	$17.25	$17.63
Clinical Solutions
Performance suite	1,502	1,602	32.33	28.55
New Century Health Technology and Services suite	16,894	6,286	0.39	0.43

We had 44 and 37 operating partners as of December 31, 2021 and 2020, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the year ended December 31, 2021, as compared to 2020 (amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$198,190	$216,004	$456,912	$474,803	$2,449	$5,774	$657,551	$696,581

Cost of revenue decreased by $39.0 million, or 5.6%, to $657.6 million for the year ended December 31, 2021, as compared to 2020. Cost of revenue decreased by approximately $23.2 million due to lower personnel costs, $8.4 million due to lower claims activity in our Clinical Solutions segment, $4.0 million in lower professional fees and $4.1 million in our technology services, TPA fees, brokerage fees and other costs. The principal driver of these decreases was the wind-down of EVH Passport relative to 2020. Cost of revenue for the year ended December 31, 2021 includes approximately $(0.5) million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $2.3 million and $1.8 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively. Cost of revenue represented 72.4% and 75.3% of total services revenue for the years ended December 31, 2021 and 2020, respectively. Our cost of revenue decreased as a percentage of our total services revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total services revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the year ended December 31, 2021, as compared to 2020 (amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$86,480	$81,778	$34,696	$24,033	$98,323	$104,601	$219,499	$210,412

Selling, general, and administrative expenses increased by $9.1 million, or 4.3%, to $219.5 million for the year ended December 31, 2021, as compared to 2020. Professional fees increased by $14.8 million for the year ended December 31, 2021, as compared to 2020, respectively, primarily due to the Repositioning Plan and shareholder advisory services. During the year ended December 31, 2021, personnel costs decreased by $1.3 million period over period due to a reduction in employee headcount, other expenses decreased by $2.8 million due to the termination of leases at EVH Passport during the third quarter of 2020 and legal fees decreased $2.1 million due to the timing and volume of transactions. Approximately $14.4 million and $12.8 million of total personnel costs were attributable to stock-based compensation expense for the year ended December 31, 2021 and 2020, respectively. Acquisition and severance costs accounted for approximately $4.4 million and $9.2 million of total selling, general and administrative expenses for the year ended December 31, 2021 and 2020, respectively. Selling, general and administrative expenses represented 24.2% and 22.8% of total revenue for the year ended December 31, 2021, as compared to 2020, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives introduced in the fourth quarter of 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $0.8 million, or 1.3%, to $60.0 million for the year ended December 31, 2021, as compared to 2020. The decrease was due primarily to lower amortization on existing technology intangibles of $3.9 million, offset, in part by, an increase in amortization expense for internal-use software of $2.6 million and customer relationships of $0.6 million. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

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

Loss (Gain) on Disposal of Assets and Consolidation

During 2019, the Company, through a non-wholly owned consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the year ended December 31, 2020, the Company sold its interest in the subsidiary and recorded a $6.4 million loss in loss (gain) on disposal of assets and consolidation on the consolidated statements of operations. The Company did not have any continuing involvement with the entity after the consummation of this transaction.

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

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a gain on change in fair value of contingent consideration and indemnification asset of $13.3 million and $3.9 million for the year ended December 31, 2021 and 2020, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering into the warrant agreements compared to the liabilities acquired as a result of the acquisition of Vital Decisions in 2021.

Comparison of the Results for the Year Ended December 31, 2020 to 2019

Revenue

Total revenue increased by $238.4 million, or 34.6%, to $924.6 million for the year ended December 31, 2020 as compared to 2019.

Transformation services revenue decreased by $3.2 million, or 21.1%, to $12.0 million for year ended December 31, 2020, as compared to 2019, due primarily to the timing of implementation activities. Transformation services revenue accounted for 1.3% and 2.2% of our total revenue for the years ended December 31, 2020 and 2019, respectively.

Platform and operations services revenue increased by $241.6 million, or 36.0%, to $912.6 million for the year ended December 31, 2020, as compared to 2019 primarily as a result of membership growth with existing partners, cross-sell of new services to existing partners and new partner additions. Platform and operations services revenue accounted for 98.7% and 97.8% of our total revenue for years ended December 31, 2020 and 2019, respectively.

The following table represents Evolent’s revenue disaggregated by segment and end-market for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019	2020	2019
	Evolent Health Services		Clinical Solutions
Medicaid	$236,634	267,222	$274,028	75,675
Medicare	68,505	73,671	257,092	199,817
Commercial and other	77,221	68,012	11,159	2,725
Total	$382,360	408,905	$542,279	278,217

Revenue from our Evolent Health Services segment decreased by $26.5 million for the year ended December 31, 2020 as compared to 2019 due to the disposal of non-strategic assets offset by higher revenue from Passport. Revenue from our Clinical Solutions segment increased by $264.1 million for the year ended December 31, 2020 as compared to 2019 due to new partner additions including Florida Blue Medicare, Inc., as well as expansion into new markets within current New Century Health Technology and Services Suite partners.

We had 37 and 39 operating partners as of December 31, 2020 and 2019, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the year ended December 31, 2020, as compared to 2019 (amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	216,004	257,409	$474,803	$246,843	$5,774	$8,781	$696,581	$513,033

Cost of revenue increased by $183.5, or 35.8%, to $696.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Cost of revenue increased by approximately $187.1 million period over period as a result of growth of our revenue generating services and additional payments related to performance-based arrangements, an increase of $5.4 million in professional fees due to the nature and timing of our projects, offset, in part by a decrease of $8.1 million if personnel costs period over period. Cost of revenue for the year ended December 31, 2020 includes approximately $(11.9) million associated with the wind-down of EVH Passport, inclusive of a reduction in Passport’s claims reserve. Approximately $1.8 million and $2.7 million of total personnel costs was attributable to stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively. Cost of revenue represented 75.3% and 74.7% of total services revenue for the years ended December 31, 2020 and 2019, respectively. Our cost of revenue increased as a percentage of our total services revenue due to a change in the mix of our service offerings towards lower gross margin services, principally New Century Health, during 2020.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the year ended December 31, 2020, as compared to 2019 (amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$81,778	$127,608	$24,033	$17,178	$104,601	$91,662	$210,412	$236,448

Selling, general, and administrative expenses decreased by $26.0 million, or 11.0%, to $210.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. During the year ended December 31, 2020, personnel costs decreased by $33.7 million period over period due to a reduction in employee headcount, offset, in part by an increase of $6.1 million in legal and professional fees due to the timing of our projects and an increase of $3.0 million in leasing costs due primarily to our consolidation of Passport. Approximately $12.8 million and $12.9 million of total personnel costs were attributable to stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively. Ceded expenses under the reinsurance agreement were $14.0 million for the year ended December 31, 2019. Acquisition and severance costs accounted for approximately $9.2 million and $27.9 million of total selling, general and administrative expenses for the years ended December 31, 2020 and 2019, respectively. Selling, general and administrative expenses represented 22.8% and 34.4% of total revenue for the year ended December 31, 2020, as compared to 2019, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.5 million, or 0.8%, to $60.8 million for the year ended December 31, 2020, as compared to 2019. The increase was due primarily to higher amortization expense for internal-use software of $5.6 million, offset in part by lower amortization on existing technology intangibles of $4.3 million as a result of the change in assets acquired through business combinations and asset acquisitions during 2019.

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

Loss (Gain) on Disposal of Assets and Consolidation

During 2019, the Company, through a non-wholly owned consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the year ended December 31, 2020, the Company sold its interest in the subsidiary and recorded a $6.4 million loss in loss (gain) on disposal of assets and consolidation on the consolidated statements of operations. The Company did not have any continuing involvement with the entity after the consummation of this transaction.

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

On May 24, 2019, the Company entered into a joint venture arrangement in respect of GlobalHealth. The Company determined that it had significant influence over the entity, but that it did not have control over the entity. Accordingly, the investment was accounted for under the equity method of accounting and the Company was allocated its proportional share of the entity’s earnings and losses for each reporting period. During the year ended December 31, 2019, we recorded a non-cash gain on disposal of assets of $9.6 million upon the consummation of the GlobalHealth transaction.

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

Change in Fair Value of Contingent Consideration and Indemnification Asset

We recorded a (gain) loss on change in fair value of contingent consideration and indemnification asset of $3.9 million and $(4.0) million for the years December 31, 2020 as compared to 2019, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering in the warrant agreements compared to the liabilities acquired as a result of business combinations and asset acquisitions during 2016, 2018 and 2019. See “Part II - Item 8. Financial Statements - Note 19” in this Form 10-K for the information related to the fair value of our warrant agreements.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We recorded interest income of $0.4 million, $2.6 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income decreased during 2021 as a result of the repayment of the $40.0 million Passport Note on November 24, 2020.

Interest Expense

Our interest expense is primarily attributable to our 2021 Notes, 2024 Notes, 2025 Notes and Credit Agreement with Ares Capital Corporation. We recorded interest expense (including amortization of deferred financing costs) of approximately $25.4 million, $28.3 million and $14.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in interest expense during the year ended December 31, 2021 compared to 2020 is driven primarily by the termination of the Ares Credit Agreement in January 2021, offset, in part by, the issuance of the 2024 Notes in August 2020. The increase in interest expense during the year ended December 31, 2020 compared to 2019 is driven primarily by the commencement of the Ares Credit Agreement in December 2019. See “Part II - Item 8. Financial Statements - Note 10” in this Form 10-K for the information related to interest expense.

Impairment of Equity Method Investments

As of June 30, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we have recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations for the year ended December 31, 2020.

Gain (Loss) from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains (loss) from its equity method investments was approximately $13.2 million, $10.0 million and $(9.5) million for the years ended December 31, 2021, 2020 and 2019, respectively. The change in gain from equity method investees for the year ended December 31, 2021 compared to 2020 is driven primarily by the Company’s investment in Passport during 2020 combined with gains on the sale of our Florida equity investee’s membership during 2021. The change in gain (loss) from equity method investees for the year ended December 31, 2020 compared to 2019 is driven primarily by the Company’s investment in Passport during 2020 combined with income from our investment in Global Health, Inc.

Gain from Transfer of Membership

During the year ended December 31, 2021, EVH Passport earned a cash payment from Molina in the amount of $46.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. 50% of the payment was received during the year ended December 31, 2021, and the remaining 50% was received in the first quarter of 2022.

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

Upon maturity of the 2021 Notes on December 1, 2021, outstanding 2021 Notes with a principal amount of $26.7 million were settled, at the option of the holders, by converting $26.3 million aggregate principal amount of 2021 Notes to common shares and cash repayment of $0.4 million aggregate principal amount of 2021 Notes. Shares issued were valued based on the quoted trading prices on the conversion date for a total fair value of $28.5 million resulting in a loss on debt extinguishment of $2.2 million which was recorded in loss on repayment of debt on our consolidated statements of operations and comprehensive income (loss).

Provision (Benefit) for Income Taxes

The Company recorded $0.5 million, $(2.4) million and $(22.8) million in income tax expense (benefit) the years ended December 31, 2021, 2020 and 2019, respectively, which resulted in effective tax rates of (1.6)%, 0.7% and 6.9%, respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite-lived components.

Loss from Discontinued Operations, Net of Tax

As of December 31, 2021, the Company determined that True Health met the held for sale criteria under ASC 205, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as discontinued operations and are not included in continuing operations in the consolidated financial statements. The True Health Closing occurred on March 31, 2021.
During the year ended December 31, 2021, the Company recorded purchase prices adjustments of $8.7 million which are included in loss from discontinued operations on the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the results of operations of the Company’s True Health business, which are included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
	2021	2020	2019
Revenue
Platform and operations	$38	$356	$145
Premiums	44,795	117,377	171,742
Total revenue	44,833	117,733	171,887

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	5,885	18,343	6,633
Claims expenses	33,954	87,951	135,774
Selling, general and administrative expenses (2)	5,764	18,576	26,617

Depreciation and amortization expenses	160	640	590
Total operating expenses	45,763	125,510	169,614
Operating income (loss)	(930)	(7,777)	2,273
Interest income	112	531	581
Interest expense	(4)	(12)	21
Other loss	(25)	(1)	(3)
Income (loss) before income taxes and non-controlling interests	(847)	(7,259)	2,872
Benefit (provision) for income taxes	(326)	(1,185)	1,259
Net income (loss)	$(521)	$(6,074)	$1,613
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million, $13.6 million and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Selling, general and administrative expenses include intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million, $6.4 million and $6.0 million for the years ended December 31 2021, 2020 and 2019, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $42.4 million, $267.6 million and $308.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash and restricted cash provided by (used in) operating activities was $38.7 million, $(16.2) million and $(42.6) million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company had $266.3 million of cash and cash equivalents and $88.7 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements - Consolidated Statements of Cash Flows:”

	For the Year Ended December 31,
	2021	2020	2019
Net cash and restricted cash provided by (used in) operating activities	$38,747	$(16,225)	$(42,645)
Net cash and restricted cash (used in) provided by investing activities	(15,786)	261,072	(181,634)
Net cash and restricted cash used in financing activities	(29,548)	(11,862)	(35,545)

Operating Activities

Cash flows from operating activities of $38.7 million for the year ended December 31, 2021 were primarily due to our net loss of $37.6 million, a loss on the repayment and termination of our Credit Agreement and 2021 Notes of $21.3 million, a gain on the disposal of assets of $6.8 million, gain on the transfer of memberships of $45.9 million, and non-cash items including depreciation and amortization expenses of $60.0 million, stock-based compensation expense of $16.7 million and change in fair value of contingent consideration and indemnification asset of $13.3 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts receivables and contract cost assets and reductions in reserves for claims and performance-based arrangements contributed and accrued liabilities approximately $28.9 million to our cash outflows. Those cash outflows were offset, in part by higher accounts payable and accrued compensation and employee benefits of approximately $10.8 million.

Cash flows used in operating activities of $16.2 million in the year ended December 31, 2020 were due primarily to our net loss of $334.2 million, partially offset by non-cash items, including an impairment of goodwill of $215.1 million, an impairment of an equity method investment of $47.1 million, depreciation and amortization expenses of $61.5 million, stock-based compensation expense of $14.6 million and a loss on the disposal of assets and consolidation of $0.7 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts receivables and contract cost assets and decreases in claims reserves contributed approximately $94.5 million to our cash outflows. Those cash outflows were partially offset by an increase in accounts payable, accrued expenses and accrued compensation and employee benefits contributed approximately $23.5 million.

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

Investing Activities

Cash flows used in investing activities of $15.8 million in the year ended December 31, 2021 were primarily attributable to cash flows of $46.5 million for the acquisition of Vital Decisions and $25.0 million of investments in internal-use software and purchases of property and equipment offset, in part by, $43.0 million from the transfer of membership and release of Passport escrow and returns of investment on equity method investments of $14.2 million.

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

Financing Activities

Cash flows used in financing activities of $29.5 million in the year ended December 31, 2021 were primarily related to the repayment and termination of our Credit Agreement and settlement of our outstanding warrant agreements with Ares Capital Corporation of $98.4 million, offset, in part, by a $61.2 million increase in net working capital balances held on behalf of our partners for claims processing services and a $13.3 million increase from cash proceeds from stock option exercises.

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

Cash flows from Discontinued Operations

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the year ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities	$5,002	$6,852	$(6,642)
Cash flows (used in) provided by investing activities	(2,494)	2,636	(7,172)
Cash flows used in financing activities	—	—	(2,500)

Contractual Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2022. Our estimated contractual obligations (in thousands) as of December 31, 2021, were as follows:

	2022	2023-2024	2025-2026	2027+	Total
Operating leases for facilities (1)	$10,950	$18,221	$17,493	$40,225	$86,889
Purchase obligations related to vendor contracts	6,466	3,554	—	—	10,020
Debt interest and termination payments	6,684	13,376	2,588	—	22,648
Debt principal repayment	—	117,051	172,500	—	289,551
Total contractual obligations	$24,100	$152,202	$192,581	$40,225	$409,108
————————
(1)Operating leases for facilities includes $1.1 million due for leases that have not yet commenced.

During the year ended December 31, 2021, the only material change from December 31, 2020 outside the ordinary course of business in the contractual obligations set forth above was the repayment and termination of our Credit Agreement and settlement of our warrant agreements with Ares Capital Corporation and the conversion and repayment of our 2021 Notes. Refer to the discussion in “Part II - Item 8. Financial Statements - Note 10” for additional information on our long-term debt.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the year ended December 31, 2021, accounts receivable, net, increased due to the impact of new customers of $71.3 million, offset, in part, by the timing of cash receipts from existing customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $88.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $73.2 million, collateral for letters of credit required as security deposits for facility leases of $3.8 million, amounts held with financial institutions for risk-sharing arrangements of $11.7 million as of December 31, 2021. See “Part II - Item 8. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Goodwill and Intangible Assets

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. The gross carrying value increases of $77.3 million in goodwill and $44.3 million in intangibles is driven primarily by the October 2021 acquisition of Vital Decisions. See “Part II - Item 8. Financial Statements - Note 9” for further details of the Company’s restricted cash balances.

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

Interest Rate Risk

As of December 31, 2021, the Company had cash and cash equivalents and restricted cash and restricted investments of $354.9 million, which consisted of bank deposits with FDIC participating banks of $352.8 million, bank deposits in international banks of $2.2 million.

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

As of December 31, 2021, we had $289.6 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Refer to the discussion in “Part II - Item 8. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation loss of $84 thousand, $44 thousand and $52 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Evolent Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 5 to the financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for discontinued operations.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Claims — Refer to Note 23 to the financial statements

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

For more recent months, and for newer lines of business where there is insufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trend and expected loss ratio analysis that reflect expected claim payment patterns and other relevant operational considerations or authorization analysis. For each reporting period, the Company compares key assumptions used to establish the reserves for claims to actual experience. When actual experience differs from these assumptions, reserves for claims are adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends. The reserve for claims as of December 31, 2021 was $171.3 million.

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
–Comparing management’s September 30, 2021 assumptions of expected development and ultimate cost of claims to actuals incurred during the fourth quarter of 2021 to identify potential bias in the determination of the reserve for claims.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 23, 2022

We have served as the Company's auditor since 2019.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$266,280	$319,002
Restricted cash and restricted investments	75,685	14,374
Accounts receivable, net (1)	130,604	124,064
Prepaid expenses and other current assets (1)	51,391	56,295
Current assets of discontinued operations	—	33,914
Total current assets	523,960	547,649
Restricted cash and restricted investments	12,977	6,654
Investments in equity method investees	5,458	6,498
Property and equipment, net	81,365	86,240
Right-of-use assets - operating	50,203	57,799
Prepaid expenses and other noncurrent assets (1)	6,790	5,773
Contract cost assets	32,624	26,687
Intangible assets, net	279,784	264,992
Goodwill	426,297	349,029
Non-current assets of discontinued operations	—	20,379
Total assets	$1,419,458	$1,371,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$96,084	$31,975
Accrued liabilities (1)	107,241	73,242
Short-term debt, net of discount	—	26,557
Operating lease liability - current	7,069	7,357
Accrued compensation and employee benefits	51,861	47,163
Deferred revenue	11,944	10,187
Reserve for claims and performance - based arrangements (1)	171,294	178,827
Current liabilities of discontinued operations	—	27,986
Total current liabilities	445,493	403,294
Long-term debt, net of discount	215,676	263,343
Other long-term liabilities	5,531	22,081
Operating lease liabilities - noncurrent	57,722	62,526
Deferred tax liabilities, net	1,403	679
Non-current liabilities from discontinued operations	—	177
Total liabilities	725,825	752,100
Commitments and Contingencies (See Note 11)
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 90,758,318 and 85,894,450 shares issued, respectively	908	859
Additional paid-in-capital	1,340,989	1,229,320
Accumulated other comprehensive income (loss)	(362)	(278)
Retained earnings (accumulated deficit)	(626,779)	(589,178)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	693,633	619,600
Total liabilities and shareholders' equity	$1,419,458	$1,371,700
(1) See Note 20 for amounts attributable to related parties included in these line items.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenue
Transformation services (1)	$11,204	$11,990	$15,203
Platform and operations services (1)	896,753	912,649	671,919
Total revenue	907,957	924,639	687,122

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	657,551	696,581	513,033
Selling, general and administrative expenses (1)	219,499	210,412	236,448
Depreciation and amortization expenses	60,037	60,835	60,323
Loss (gain) on disposal of assets and consolidation	—	698	(9,600)
Loss on extinguishment of debt, net	—	4,789	—
Goodwill impairment	—	215,100	199,800
Change in fair value of contingent consideration and indemnification asset	13,281	3,860	(3,997)
Total operating expenses	950,368	1,192,275	996,007
Operating loss	(42,411)	(267,636)	(308,885)
Interest income	407	2,633	3,406
Interest expense	(25,425)	(28,325)	(14,555)
Impairment of equity method investments	—	(47,133)	—
Gain (loss) from equity method investees	13,179	10,039	(9,465)
Gain on transfer of membership	45,938	—	—
Loss on repayment of debt	(21,343)	—	—
Other expense, net	(146)	(118)	(489)
Loss from continuing operations before income taxes	(29,801)	(330,540)	(329,988)
Provision (benefit) for income taxes	483	(2,368)	(22,795)
Loss from continuing operations	(30,284)	(328,172)	(307,193)
Income (loss) from discontinued operations, net of tax (2)	(7,317)	(6,074)	1,613
Net loss	(37,601)	(334,246)	(305,580)
Net loss attributable to non-controlling interests	—	—	(3,609)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(37,601)	$(334,246)	$(301,971)

Loss per common share
Basic and diluted
Continuing operations	$(0.35)	$(3.86)	$(3.73)
Discontinued operations	(0.09)	(0.08)	0.02
Non-controlling interests	—	—	0.04
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.44)	$(3.94)	$(3.67)

Weighted-average common shares outstanding
Basic and diluted	86,067	84,928	82,364

Comprehensive loss
Net loss	$(37,601)	$(334,246)	$(305,580)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(84)	(44)	(52)
Total comprehensive loss	(37,685)	(334,290)	(305,632)
Total comprehensive loss attributable to non-controlling interests	—	—	(3,609)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(37,685)	$(334,290)	$(302,023)
See accompanying Notes to Consolidated Financial Statements

————————
(1)See Note 20 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $6.8 million loss on disposal of discontinued operations for the year ended December 31, 2021.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	79,172	$792	3,190	$31	$1,093,174	$(182)	$50,009	$—	$1,143,824	$45,532	$1,189,356
Stock-based compensation expense	—	—	—	—	16,006	—	—	—	16,006	—	16,006
Exercise of stock options	138	1	—	—	1,091	—	—	—	1,092	—	1,092
Restricted stock units vested, net of shares withheld for taxes	363	4	—	—	(2,613)	—	—	—	(2,609)	—	(2,609)
Share retirement	(5)	—	(44)	—	—	—	—	—	—	—	—
Class A common stock issued for Passport earn-out	43	—	—	—	800	—	—	—	800	—	800
Amount attributable to NCI from business combination	—	—	—	—	—	—	—	—	—	6,500	6,500
Shares issued for equity-method investments and asset acquisitions	1,732	18	—	—	23,538	—	—	—	23,556	—	23,556
Exchange of Class B common stock	3,146	31	(3,146)	(31)	42,377			—	42,377	(42,377)	—
Tax impact of Class B exchange	—	—	—	—	(22)	—	—	—	(22)	—	(22)
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	(301,971)	—	(301,971)	(3,609)	(305,580)
Reclassification of non-controlling interests	—	—	—	—	(643)	—	—	—	(643)	643	—
Balance as of December 31, 2019	84,589	846	—	—	1,173,708	(234)	(251,962)	—	922,358	6,689	929,047
Cumulative-effect adjustment from adoption of ASU 2016-03	—	—	—	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	—	—	14,606	—	—	—	14,606	—	14,606
Exercise of stock options	416	4	—	—	2,573	—	—	—	2,577	—	2,577
Restricted stock units vested, net of shares withheld for taxes	462	5	—	—	(1,856)	—	—	—	(1,851)	—	(1,851)
Consolidation of equity method investment	—	—	—	—	—	—	—	(21,123)	(21,123)	—	(21,123)
Share retirement	(188)	(2)	—	—	(683)	—	—	—	(685)	—	(685)
Class A common stock issued for payment of earn-outs	616	6	—	—	4,179	—	—	—	4,185	—	4,185
Equity component of 2024 Notes, net of issuance costs	—	—	—	—	36,793	—	—	—	36,793	—	36,793
Disposal of assets	—	—	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	(334,246)	—	(334,246)	—	(334,246)
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	85,895	859	—	—	1,229,320	(278)	(589,178)	(21,123)	619,600	—	619,600
Stock-based compensation expense	—	—	—	—	16,711	—	—	—	16,711	—	16,711
Exercise of stock options	1,490	15	—	—	13,274	—	—	—	13,289	—	13,289
Restricted stock units vested, net of shares withheld for taxes	492	5	—	—	(3,855)	—	—	—	(3,850)	—	(3,850)
Shares issued for acquisition	1,771	18	—	—	56,608	—	—	—	56,626	—	56,626
Conversion of 2021 Notes	1,095	11	—	—	28,481	—	—	—	28,492	—	28,492
Class A common stock issued for payment of earn-outs	16	—	—	—	450	—	—	—	450	—	450
Foreign currency translation adjustment	—	—	—	—	—	(84)	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	—	(37,601)	—	(37,601)	—	(37,601)
Balance as of December 31, 2021	90,759	$908	—	$—	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633	$—	$693,633
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows Provided by (Used In) Operating Activities
Net loss	$(37,601)	$(334,246)	$(305,580)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration and indemnification asset	13,281	3,860	(3,997)
(Gain) loss on disposal of assets	6,786	698	(9,600)
(Gain) loss from equity method investees	(13,179)	(10,039)	9,465
Depreciation and amortization expenses	60,037	61,475	60,913
Impairment of equity method investments	—	47,133	—
Stock-based compensation expense	16,711	14,606	15,618
Deferred tax benefit	(526)	(1,132)	(23,124)
Amortization of contract cost assets	13,041	21,195	5,723
Amortization of deferred financing costs	18,045	14,780	9,370
Interest from customer advance for regulatory capital requirements	(323)	(1,869)	(1,300)
Gain on transfer of membership	(45,938)	—	—
Goodwill impairment	—	215,100	199,800
Loss on repayment of debt	21,343	4,789	—
Other current operating cash inflows (outflows), net	715	2,744	(264)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(5,779)	(47,017)	6,326
Prepaid expenses and other current and non-current assets	5,599	7,340	791
Contract cost assets	(18,979)	(11,400)	(23,057)
Accounts payable	7,250	3,547	(5,480)
Accrued liabilities	(324)	8,801	(21,852)
Accrued compensation and employee benefits	3,538	11,143	9,246
Deferred revenue	(739)	(8,943)	(756)
Reserve for claims and performance-based arrangements	(3,799)	(36,108)	33,555
Right-of-use operating assets	8,844	11,934	(20,811)
Operating lease liabilities	(6,522)	(2,782)	27,724
Other long-term liabilities	(2,734)	8,166	(5,355)
Net cash and restricted cash provided by (used in) operating activities	38,747	(16,225)	(42,645)
Cash Flows Provided by (Used In) Investing Activities
Cash paid for asset acquisitions and business combinations	(49,012)	(300)	(8,575)
Proceeds from transfer of membership and release of Passport escrow	42,996	—	—
Loan for implementation funding	—	1,000	5,400
Disposal of non-strategic assets and divestiture of discontinued operations, net	3,490	(2,287)	—
Return of equity method investments	14,218	—	—
Customer advance for regulatory capital requirements	—	—	(46,400)
Investments in equity method investees	—	—	(87,480)
Impact to cash and cash equivalents and restricted cash from initial consolidation	—	159,755	—
Purchases of investments	(2,995)	(11,170)	(11,125)
Maturities and sales of investments	500	143,441	2,575
Investments in internal-use software and purchases of property and equipment	(24,983)	(29,473)	(35,534)
Other investing activities	—	106	(495)
Net cash and restricted cash (used in) provided by investing activities	(15,786)	261,072	(181,634)
See accompanying Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows Used In Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	61,162	(6,044)	(104,268)
Amount received from escrow in asset acquisition	—	—	500
Repayment and termination of Credit Agreement including settlement of warrants	(98,420)	—	—
Proceeds from issuance of long term debt, net of offering costs	—	30,062	62,648
Issuance of warrant liability	—	—	7,092
Repayment and repurchase of 2021 Notes and financing fees	(429)	(16,606)	—
Proceeds from stock option exercises	13,289	2,577	1,092
Distributions to Sponsors	(1,300)	(20,000)	—
Taxes withheld and paid for vesting of restricted stock units	(3,850)	(1,851)	(2,609)
Net cash and restricted cash used in financing activities	(29,548)	(11,862)	(35,545)
Effect of exchange rate on cash and cash equivalents and restricted cash	(52)	65	30
Net increase (decrease) in cash and cash equivalents and restricted cash	(6,639)	233,050	(259,794)
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	361,581	128,531	388,325
Cash and cash equivalents and restricted cash as of end-of-period (1)	$354,942	$361,581	$128,531
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statements of operations, consolidated balance sheets, and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations for all periods presented. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for all periods presented. See Note 5.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and through its subsidiaries supports leading health systems and physician organizations to move their business models from traditional fee for service reimbursement to value-based care, which we consider to be an integrated clinical and financial responsibility for populations.

Since its inception, the Company has incurred losses from operations. As of December 31, 2021, the Company had unrestricted cash and cash equivalents of $266.3 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

The Company’s headquarters is located in Arlington, Virginia.

Evolent Health LLC Governance

Our operations are conducted through Evolent Health LLC. Evolent Health, Inc. is a holding company whose only business is to act as the sole managing member of Evolent Health LLC. As such, it controls Evolent Health LLC’s business and affairs and is responsible for the management of its business.

Issuances of Common Units

Evolent Health LLC may only issue Class A common units to us, as the sole managing member of Evolent Health LLC. Class B common units may be issued only to persons or entities we permit. Such issuances of Class B common units shall be made in exchange for cash or other consideration. Class B common units may not be transferred as Class B common units except to certain permitted transferees and in accordance with the restrictions on transfer set forth in the third amended and restated operating agreement of Evolent Health LLC. Any such transfer must be accompanied by the transfer of an equal number of shares of our Class B common stock. As of December 31, 2021 and 2020, there are no Class B common units outstanding.

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with U.S. GAAP. Our consolidated financial statements include the accounts of all subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The consolidated balance sheet as of December 31, 2020, has been derived from audited financial statements as of that date and reflects the impact of the sale of True Health. See Note 5 for a complete summary of this transaction.

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

Operating Segments

Operating segments are defined as components of a business that may recognize revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Effective during the first quarter of 2021, the Company bifurcated its previous Services segment into two segments. The Company’s Evolent Health Services segment (“EHS”) includes our administrative simplification solution and supporting population health infrastructure. Our Clinical Solutions segment includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands. Refer to Note 22 for a further discussion of our operating results by segment.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations as of December 31, 2021 and 2020 (in thousands) as follows:

	December 31,
	2021	2020 (1)
Collateral for letters of credit for facility leases (2)	$3,769	$3,510
Collateral with financial institutions (3)	11,662	4,743
Claims processing services (4)	73,226	12,064
Other	5	711
Total restricted cash and restricted investments	$88,662	$21,028

Current restricted cash	75,685	14,374
Total current restricted cash and restricted investments	$75,685	$14,374

Non-current restricted cash	12,977	6,654
Total non-current restricted cash and restricted investments	$12,977	$6,654
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
(3)Represents collateral held with financial institutions for risk-sharing and other arrangements. As of December 31, 2021 and 2020, approximately $11.7 million and $4.7 million, respectively, of the collateral amounts were held in a FDIC participating bank account. See Note 19 for discussion of fair value measurement and Note 11 for discussion of our risk-sharing arrangements.
(4)Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows as of December 31, 2021 and 2020 (in thousands).

	December 31,
	2021	2020
Cash and cash equivalents	$266,280	$340,490
Restricted cash and restricted investments	88,662	21,707
Restricted investments included in restricted cash and restricted investments	—	(616)
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$354,942	$361,581
————————
(1)As a result of the closing of the sale of True Health, the consolidated statements of operations, consolidated balance sheets and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations for all periods presented. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for all periods presented. See Note 5.

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

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The following summarizes the estimated useful lives by asset classification:

Computer hardware	3 years
Computer software	1 year
Furniture and equipment	3 - 7 years
Internal-use software development costs	5 years
Leasehold improvements	Shorter of useful life or remaining lease term
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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) and were $15.5 million, $15.1 million and $19.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value at each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Equity Method Investments

For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of its investments accounted for under the equity method. These investments are included in investments in equity method investees on the consolidated balance sheets with income or loss included in gain (loss) from equity method investees on the consolidated statements of operations and comprehensive income (loss).

Impairment of Equity Method Investments

The Company considers certain factors to determine if there is a decrease in its investment fair value for its equity method investments that is other than temporary. The equity method investments will be written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis and recent operating results. If the fair value of the investment is below the carrying amount, management considers several factors when determining whether other-than-temporary impairment has occurred. The estimation of fair value and whether other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. Refer to Note 17 for additional discussion regarding impairments on equity method investments.

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

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	10 - 20 years
Customer relationships	10 - 25 years
Technology	5 years
Provider network contracts	3 - 5 years

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

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known. See Note 23 for additional discussion regarding our reserves for claims and performance-based arrangements.

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of December 31, 2021 and 2020, approximately 42% and —% of gross accounts receivable have been netted against claims payable. Furthermore, as of December 31, 2021, approximately 55% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

Long-term Debt

Convertible notes and amounts borrowed under our credit agreement are carried at cost, net of debt discounts and issuance costs, as long-term debt on the consolidated balance sheets. The debt discounts and issuance costs are amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the straight-line method over the contractual term of the note if that method is not materially different from the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and we accrue interest expense monthly based on the annual coupon rate. See Note 10 for further discussion regarding our convertible notes and credit agreement.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2021 and 2020, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and India and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

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

See Note 19 for further discussion regarding fair value measurement.

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature and no longer permits the use of the treasury stock method from calculating earnings per share. As a result, after adopting the ASU’s guidance, we will not separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The guidance in this ASU can be adopted using either a full or modified retrospective approach and becomes effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. We will adopt the ASU in the first quarter of fiscal 2022, and expect to use modified retrospective approach. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows, however, the inability to use the treasury stock method in accounting for the shares issuable upon conversion of the 2024 Notes and the 2025 Notes will adversely affect our diluted earnings per share.

Recent Accounting Pronouncements Not Yet Effective

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. This new standard is effective for our interim and annual periods beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the adoption impacts on our consolidated financial statements.

Note 4. Transactions

Business Combinations
Vital Decisions
On October 1, 2021, the Company completed its acquisition of Vital Decisions, including 100% of the voting equity interests. Vital Decisions is a leading provider of technology-enabled advance care planning services, ensuring that the care of individuals with serious illness aligns with their values and changing preferences throughout their health journey and, in particular, as they approach end-of-life decisions. The transaction is expected to deepen our capabilities, allowing us to cross-sell across customers and enhance our value proposition to partners.
Total merger consideration, net of cash on hand and certain closing adjustments, was $117.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2021. The merger consideration consisted of $46.5 million of cash consideration, 1.8 million shares of Class A common stock, fair valued at $56.6 million as of October 1, 2021, and an earn-out of up to $45.0 million, fair valued at $14.6 million as of October 1, 2021. See Note 18 for additional information regarding the fair value determination of the earn-out consideration.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2021, as follows (in thousands):

Purchase consideration:
Cash	$46,500
Fair value of Class A common stock issued	56,626
Fair value of contingent consideration	14,600
Total consideration	$117,726

Tangible assets acquired:
Cash and cash equivalents	$1,430
Accounts receivable	3,301

Prepaid expenses and other current assets	78
Other non-current assets	2,564
Total tangible assets acquired	7,373

Identifiable intangible assets acquired:
Customer relationships	32,500
Technology	5,000
Corporate trade name	2,500
Total identifiable intangible assets acquired	40,000

Liabilities assumed:
Accounts payable	93
Accrued liabilities	661
Accrued compensation and employee benefits	970
Deferred tax liabilities, net	499
Deferred revenue	2,000
Operating lease liabilities	2,712
Total liabilities assumed	6,935

Goodwill	77,288
Net assets acquired	$117,726

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and corporate trade names will be amortized on a straight-line basis over their preliminary estimated useful lives of 13 years, 5 years, and 15 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of a proprietary advance care planning documentation portal where patients can input information, and doctor/patient conversations are populated for later reference. The corporate trade name reflects the value that we believe the Vital Decisions brand name carries in the market. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to cross-selling opportunities and the acquired assembled workforce and was all allocated to the Clinical Solutions segment. Goodwill is considered to be an indefinite lived asset. $69.6 million of the goodwill recorded on the transaction is deductible for tax purposes.

The amounts above reflect management’s estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. Any necessary adjustments will be finalized within one year from the date of acquisition.

Equity Investments
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

During the first quarter of 2021, pursuant to the terms of the Molina APA, EVH Passport received a cash payment from Molina in the amount of $23.0 million based on the number of enrollees above a certain threshold in the D-SNP Business and Molina's Medicaid plan following the open enrollment period for plan year 2021. The payment is recorded in gain on transfer of membership on the consolidated statement of operations and comprehensive income (loss). The foregoing amount represents 50% of the payment that EVH Passport is eligible to receive pursuant to the terms of the Molina APA based on the number of such enrollees. The remaining 50% was received in the first quarter of 2022 and was recorded as a receivable on our consolidated balance sheet and a gain on transfer of membership on the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2021 as there were no remaining uncertainties related to realization.

Loss on Disposal of Assets

During 2019, the Company, through a consolidated subsidiary, entered into an agreement with an unrelated party to provide services and support to providers, independent physician associations, and other provider groups. During the first quarter of 2020, the Company sold its interest in the subsidiary and recorded a loss on disposal of assets of $6.4 million in the consolidated statements of operations and comprehensive income (loss). The Company did not have any continuing involvement with the subsidiary after the consummation of this transaction.

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

As of the first quarter of 2021, the Company determined that True Health met the discontinued operations criteria under ASC 205, and as such, True Health assets and liabilities as of December 31, 2020, and the results of operations for all periods presented are classified as discontinued operations and are not included in continuing operations in the consolidated financial statements.
During the year ended December 31, 2021, the Company recorded purchase prices adjustments to the True Health Closing of $8.7 million which are included in loss from discontinued operations on the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the results of operations of the Company’s True Health business, which are included in loss from discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
Revenue
Platform and operations	$38	$356	$145
Premiums	44,795	117,377	171,742
Total revenue	44,833	117,733	171,887

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	5,885	18,343	6,633
Claims expenses	33,954	87,951	135,774
Selling, general and administrative expenses (2)	5,764	18,576	26,617
Depreciation and amortization expenses	160	640	590
Total operating expenses	45,763	125,510	169,614
Operating income (loss)	(930)	(7,777)	2,273
Interest income	112	531	581
Interest expense	(4)	(12)	21
Other loss	(25)	(1)	(3)
Income (loss) before income taxes and non-controlling interests	(847)	(7,259)	2,872

Benefit (provision) for income taxes	(326)	(1,185)	1,259
Net income (loss)	$(521)	$(6,074)	$1,613
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations in the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million, $13.6 million and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Selling, general and administrative expenses includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million, $6.4 million and $6.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the year ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities	$5,002	$6,852	$(6,642)
Cash flows (used in) provided by investing activities	(2,494)	2,636	(7,172)
Cash flows used in financing activities	—	—	(2,500)

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
————————
(1)Accounts payable excludes $1.5 million between the Company and True Health related to an existing services agreement for claims processing and other health plan administrative functions as of December 31, 2020.

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
Principal vs. Agent
We occasionally use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract by contract basis. As we integrate goods and services provided by third parties into our overall service, we control the goods and services provided to the customer prior to its delivery. As such, we are the principal and we will recognize revenue on a gross basis. In certain cases, we act as an agent and do not control the services from third parties before it is delivered to the customer thereby recognizing revenue on a net basis.

Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	Evolent Health Services			Clinical Solutions
Medicaid	$215,236	$236,634	267,222	$205,833	$274,028	75,675
Medicare	26,358	68,505	73,671	363,053	257,092	199,817
Commercial and other	68,219	77,221	68,012	29,258	11,159	2,725
Total	$309,813	$382,360	408,905	$598,144	$542,279	278,217
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $178.8 million of transaction price to performance obligations that are unsatisfied as of December 31, 2021. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 45%, 70% and 86% of these remaining performance obligations by December 31, 2022, 2023 and 2024, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020 (1)
Short-term receivables (2)	$129,012	$118,730
Long-term receivables (2)	4,877	4,554
Short-term contract assets	—	329
Short-term deferred revenue	11,944	10,187
Long-term deferred revenue	4,437	3,593
————————
(1)Amounts exclude $3.4 million of short-term receivables and $4.1 million of short-term deferred revenue reclassified to discontinued operations as of December 31, 2020.
(2)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the year ended December 31, 2021 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$13,780
Reclassification to revenue, as a result of performance obligations satisfied	(10,175)
Cash received in advance of satisfaction of performance obligations	12,776
Balance as of end of period	$16,381

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in a previous period was $28.3 million and $12.1 million for the years ended December 31, 2021 and 2020, respectively, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2021 and 2020, the Company had $5.2 million and $3.3 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $1.9 million, $1.9 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In our platforms and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2021 and 2020, the Company had $27.4 million and $23.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $11.1 million, $13.0 million and $4.7 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advances for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the year ended December 31, 2021. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the year ended December 31, 2021.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of December 31, 2021, 90% were current, 2% were past due less than 60 days, with 3% past due less than 120 days and at December 31, 2020, 59% were current, 24% were past due less than 60 days, with 37% past due less than 120 days. As of December 31, 2021 and 2020, in total we reported on the consolidated balance sheet $171.5 million and $173.7 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other assets, net of allowances of $3.4 million and $7.1 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the year ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Balance as of beginning of period	$(7,056)	$(41)
Passport acquisition	—	(2,582)
Cumulative transition adjustment	—	(2,815)
Provision for credit losses	(2,411)	(3,283)
Charge-offs(1)	6,093	1,665
Balance as of end of period	$(3,374)	$(7,056)
(1)Charge offs for the year ended December 31, 2021, are primarily due to balances written-off that were previously fully reserved as part of the Passport transaction.

Note 8. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	December 31,
	2021	2020
Computer hardware	$21,970	$18,866
Furniture and equipment	3,581	3,559
Internal-use software development costs	159,587	137,085
Leasehold improvements	15,325	15,586
Total property and equipment	200,463	175,096
Accumulated depreciation and amortization expenses	(119,098)	(88,856)
Total property and equipment, net	$81,365	$86,240

The Company capitalized $22.5 million, $24.6 million and $30.9 million of internal-use software development costs for the years ended December 31, 2021, 2020 and 2019, respectively. The net book value of capitalized internal-use software development costs was $71.2 million and $75.3 million as of December 31, 2021 and 2020, respectively.

Depreciation expense related to property and equipment was $30.6 million, $28.3 million and $23.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively, of which amortization expense related to capitalized internal-use software development costs was $26.5 million, $24.3 million and $18.7 million, respectively.

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

Our annual goodwill impairment review occurs on October 31 of each fiscal year. We evaluate qualitative factors that could cause us to believe the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

2021 Goodwill Impairment Test

On October 31, 2021, the Company performed its annual goodwill impairment review for fiscal year 2021. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of any of our three reporting units was below their respective carrying values. As a result, a quantitative goodwill impairment analysis was not required.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2019 (1)	$431,684	$134,675	$566,359
Goodwill disposal (2)	(2,200)	—	(2,200)
Impairment	(215,100)	—	(215,100)
Foreign currency translation	(30)	—	(30)
Balance as of December 31, 2020(1)	214,354	134,675	349,029
Goodwill acquired	—	77,288	77,288
Foreign currency translation	(20)	—	(20)
Balance as of December 31, 2021	$214,334	$211,963	$426,297
————————
(1)Net of cumulative inception to date impairment of $575.5 million and $360.4 million as of December 31, 2020 and 2019, respectively.
(2)Goodwill written-off upon disposal of a consolidated subsidiary.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) as of December 31, 2021 and December 31, 2020 are presented below:

	December 31, 2021				December 31, 2020
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	12.4	$25,800	$7,693	$18,107	13.2	$23,300	$6,271	$17,029
Customer relationships (1)	14.9	311,019	72,697	238,322	16.2	278,519	57,716	220,803
Technology	2.0	87,922	73,378	14,544	1.8	82,922	63,507	19,415
Below market lease, net	1.3	1,218	950	268	2.3	1,118	648	470
Provider network contracts (1)	2.2	16,417	7,874	8,543	2.9	12,175	4,900	7,275
Total intangible assets, net		$442,376	$162,592	$279,784		$398,034	$133,042	$264,992
————————
(1)Amounts exclude $2.2 million and $0.9 million of customer relationships and provider network contracts, respectively, net of accumulated amortization, with weighted average remaining useful lives of 15 years and 10 months reclassified to discontinued operations as of December 31, 2020.

Amortization expense related to intangible assets for the years ended December 31, 2021, 2020 and 2019, was $29.4 million, $32.3 million and $37.1 million respectively, excluding $0.2 million, $0.6 million and $0.6 million of amortization expense related to discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2021, is as follows:

2022	$29,102
2023	26,798
2024	20,913
2025	19,403
2026	19,153
Thereafter	164,415
Total future amortization of intangible assets	$279,784

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the year ended December 31, 2021, that would require an impairment test for our intangible assets.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $4.1 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

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

The option to settle the 2024 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2024 Notes into a debt component and an equity component. The debt component was determined to be $78.9 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $38.1 million before issuance costs and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the fair value of the debt component. Issuance costs of $1.7 million and $1.3 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $38.1 million, $1.7 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2024 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. The Company recorded $7.9 million and $2.7 million of interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component for the years ended December 31, 2021 and 2020, respectively.

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

The Senior Credit Facilities contained customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company was required to comply at certain times with certain financial covenants comprised of a minimum net revenue test and a minimum liquidity test commencing upon closing of the Senior Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending March 31, 2021. If an event of default had occurred, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Senior Credit Facilities. We incurred $4.7 million of debt issuance costs in connection with this Credit Agreement, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the agreement. The Company recorded $2.2 million in interest expense related to the amortization of the debt discount and the issuance costs for the year ended December 31, 2020.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes. The equity component recorded within additional paid-in capital will not be remeasured as long as it meets the conditions for equity classification. The Company recorded $10.0 million, $9.2 million and $8.5 million for the years ended December 31, 2021, 2020 and 2019 respectively, in interest expense related to the amortization of the debt discount and the issuance costs allocated to the debt component.

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

2021 Notes

In December 2016, the Company issued $125.0 million aggregate principal amount of its 2.00% Convertible Senior Notes due 2021 (the “2021 Notes”) in a private placement to qualified institutional buyers within the meaning of Rule 144A under the Securities Act. The 2021 Notes were issued at par for net proceeds of $120.4 million. We incurred $4.6 million of debt issuance costs in connection with the 2021 Notes, which we amortized to non-cash interest expense using the straight-line method over the contractual term of the 2021 Notes, since this method was not materially different from the effective interest method. The closing of the private placement of the 2021 Notes occurred on December 5, 2016.

Holders of the 2021 Notes were entitled to cash interest payments, which were paid semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2017, at a rate equal to 2.00% per annum. The 2021 Notes matured on December 1, 2021. We recorded interest expense of $0.5 million, $1.7 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recorded non-cash interest expense related to the amortization of deferred financing costs of $0.2 million, $0.6 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Upon maturity of the 2021 Notes on December 1, 2021, outstanding 2021 Notes with a principal amount of $26.7 million were settled, at the option of the holders, by converting $26.3 million aggregate principal amount of 2021 Notes to common shares and cash repayment of $0.4 million aggregate principal amount of 2021 Notes. Shares issued were valued based on the quoted trading prices on the conversion date for a total fair value of $28.5 million resulting in a loss on debt extinguishment of $2.2 million which was recorded in loss on repayment of debt on our consolidated statements of operations and comprehensive income (loss).

Convertible Senior Notes Carrying Value

The 2025 Notes and 2024 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of December 31, 2021. However, the 2025 Notes and 2024 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2025 Notes and 2024 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
2024 Notes
Carrying value	$89,361	$81,462
Unamortized debt discount and issuance costs	27,690	35,589
Principal amount	$117,051	$117,051
Remaining amortization period (years)	2.9	3.9
Fair value(1)	$195,445	$153,220

2025 Notes
Carrying value	$126,315	$116,349
Unamortized debt discount and issuance costs	46,185	56,151
Principal amount	$172,500	$172,500
Remaining amortization period (years)	3.8	4.8
Fair value(1)	$177,251	$147,488

2021 Notes
Carrying value	$—	$26,557
Unamortized debt discount and issuance costs	—	180
Principal amount	$—	$26,737
Remaining amortization period (years)	0.0	0.9
Fair value(1)	$—	$26,470
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of December 31, 2021 and 2020, the Company was party to irrevocable standby letters of credit with a bank for $15.4 million and $8.3 million, respectively, for the benefit of a regulatory authorities, real estate and risk-sharing agreements. As such, we held $15.4 million and $8.3 million in restricted cash and restricted investments as collateral as of December 31, 2021 and December 31, 2020, respectively. The letters of credit have current expiration dates between January 2022 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the years ended December 31, 2021, 2020 and 2019, respectively.

Guarantees

In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of December 31, 2021, no amounts have been funded under this guarantee.

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

The following summarizes premiums and claims assumed under the Reinsurance Agreements for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Reinsurance premiums assumed	$23,179	$19,130	$83,325
Reinsurance premiums ceded	(1,614)	(3,275)	—
Claims assumed	20,468	14,812	72,594
Claims ceded	—	(422)	—
Claims-related administrative expenses	2,159	—	14,024
Increase (decrease) in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	2,166	1,465	(3,293)
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	4,002	—	1,243
Impact of consolidation on payable for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	(502)	—
Reinsurance payments paid (received)	6,078	(3,039)	4,536
Payable for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$90	$4,002	$—

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020, a second amended complaint was filed on June 8, 2020, and a third amended complaint, now titled Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, was filed on December 2, 2021. The case alleges that the Company’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the second amended complaint, and the Eastern District of Virginia granted in part and denied in part the motion on March 24, 2021. The case entered the discovery phase, but discovery is again stayed pending a decision on the company’s third motion to dismiss, which was filed December 17, 2021. Briefing on the motion to dismiss was completed on February 10, 2022, and oral argument will be held on March 11, 2022. Based on the Company’s investigation, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain.

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Subsequently, the parties agreed to stay the case pending the decision on the Company’s motion to dismiss the third amended complaint, currently pending in Plymouth County Retirement System v. Evolent Health, Frank Williams, Nicky McGrane, and Seth Blackley, in federal district court. Based on the Company’s investigation, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2021, approximately 99.4% of our $354.9 million of cash and cash equivalents, restricted cash and restricted investments were held in bank deposits with FDIC participating banks and approximately 0.6% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated trade accounts receivable as of December 31, 2021 and December 31, 2020:

	As of December 31,
	2021	2020
Cook County Health and Hospitals System	*	61.5%
Florida Blue Medicare, Inc. (1)	46.4%	N/A
Molina Healthcare	10.4%	*
————————
(1)Customer added during the year ended December 31, 2021.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021 (1)	2020 (1)	2019 (1)
Cook County Health and Hospitals Systems	28.0%	22.3%	11.6%
New Mexico Health Connections	*	*	13.4%
Florida Blue Medicare, Inc. (2)	14.1%	N/A	N/A
Passport (3)	*	19.0%	23.0%
————————
(1)The denominator excludes $44.8 million, $117.4 million and $171.7 million of True Health premium revenue reclassified to discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Customer added during the year ended December 31, 2021.
(3)Represents revenues from EVH Passport/UHC through the Molina Closing. Subsequent to the Molina Closing on September 1, 2020, the Company has not received any material revenue from EVH Passport. However, as part of the Molina Closing, we entered into a new contract with Molina on similar terms to our prior services contract with EVH Passport through December 31, 2020 which accounted for approximately 9.7% of our consolidated revenues for the year ended December 31, 2020.
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

In connection with various lease agreements, the Company is required to maintain $3.8 million and $3.5 million in letters of credit as of December 31, 2021 and December 31, 2020. As of December 31, 2021 and 2020, the Company held $3.8 million and $3.5 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of December 31, 2021 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	10.1	$35,581	$1,579
Riverside, IL	9.3	41,408	232
Edison, NJ	4.3	2,180	222
Pune, India	1.7	1,382	—
Brea, CA	0.4	462	—

The following table summarizes the components of our lease expense (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Operating lease cost	$12,991	$15,848	$13,903
Amortization of right-of-use assets	—	299	598
Interest expense	—	3	26
Variable lease cost	5,036	5,097	4,177
Total lease cost	$18,027	$21,247	$18,704

Maturity of lease liabilities (in thousands) as of December 31, 2021, is as follows:

Operating lease expense
2022	10,916
2023	9,258
2024	8,968
2025	8,653
2026	7,988
Thereafter	39,972
Total lease payments	85,755
Less:
Interest	20,964
Present value of lease liabilities	$64,791

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	December 31,
	2021	2020	2019
Weighted average discount rate	6.38%	6.44%	6.25%
Weighted average remaining lease term	8.8	9.4	9.9

Note 13. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020	2019
Loss from continuing operations	$(30,284)	$(328,172)	$(307,193)
Income (loss) from discontinued operations, net of tax	(7,317)	(6,074)	1,613
Net loss	(37,601)	(334,246)	(305,580)
Less:
Net loss attributable to non-controlling interests	—	—	(3,609)
Net loss available for common shareholders - basic and diluted	$(37,601)	$(334,246)	$(301,971)

Weighted-average common shares outstanding - basic and diluted	86,067	84,928	82,364

Income (loss) per common share
Basic and diluted
Continuing operations	$(0.35)	$(3.86)	$(3.73)
Discontinued operations	(0.09)	(0.08)	0.02
Non-controlling interests	—	—	0.04
Basic and diluted income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$(0.44)	$(3.94)	$(3.67)

Anti-dilutive shares (in thousands) excluded from the calculation of weighted-average common shares presented above are presented below:

	For the Year Ended December 31,
	2021	2020	2019
Exchangeable Class B common stock	—	—	1,399
Restricted stock units ("RSUs"), performance-based RSUs and leveraged stock units ("LSUs")	1,807	797	813
Stock options	2,036	1,141	1,324
Convertible senior notes	12,602	11,206	10,361
Total	16,445	13,144	13,897

Note 14. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock units, performance-based restricted stock units and leveraged stock units, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million of the Company’s common stock. As of December 31, 2021 and 2020, 4.8 million stock options and 3.8 million shares of restricted stock have been issued, net of forfeitures, under the 2011 Plan.
On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of up to 6.0 million shares of the Company’s Class A common stock to employees and non-employee directors of the Company and its consolidated subsidiaries. The 2015 Plan was amended on June 13, 2018 and April 15, 2021, to increase the number of shares authorized to 10.5 million and 15.4 million, respectively. Upon shareholder approval of the amended 2015 Plan in 2018, the 2011 Plan was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan continues to govern awards previously granted under the 2011 Plan. As of December 31, 2021, 2.8 million of stock options, 4.5 million RSUs, 1.1 million LSUs and 0.3 million PSUs, have been issued, net of forfeitures, under the 2015 Plan. As of December 31, 2020, 2.8 million stock options, 3.5 million RSUs and 1.2 million LSUs, have been issued, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from non-employees.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Award Type
Stock options	$1,337	$2,927	$4,237
Performance-based stock options	—	75	448
RSUs	9,606	7,763	8,877
Performance-based RSUs	2,471	—	(388)
LSUs	3,297	3,841	2,444
Total compensation expense by award type	$16,711	$14,606	$15,618

Line Item
Cost of revenue	$2,263	$1,811	$2,673
Selling, general and administrative expenses	14,448	12,795	12,945
Total compensation expense by financial statement line item	$16,711	$14,606	$15,618

No stock-based compensation was capitalized as software development costs for the years ended December 31, 2021, 2020 and 2019.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2021
	Unrecognized Compensation Expense	Weighted Average Period (years)
Stock options	$512	0.57
RSUs	26,104	1.69
LSUs	2,422	1.19
Performance-based RSUs	$4,121	3.17
Total	$33,159

Stock Options

Other than the performance-based stock options described below, options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The option price assumptions used for our stock option awards for the year ended December 31, 2019, were as follows:

Weighted-average fair value per option granted	$6.52
Assumptions:
Expected term (in years)	6.25
Expected volatility	51.6%
Risk-free interest rate	1.9% - 2.7%
Dividend yield	—%

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

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	4,070	$9.32	5.25	$12,578
Exercised	(1,490)	8.92
Forfeited	(31)	15.23
Outstanding as of December 31, 2021	2,549	$9.49	3.99	$46,342

Vested and expected to vest after December 31, 2021	2,549	$9.49	3.99	$46,342

Exercisable as of December 31, 2021	2,301	$9.11	3.71	$42,717

The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019, was $4.9 million, $3.6 million and $5.9 million, respectively. The total intrinsic value of options exercised during 2021, 2020 and 2019 was $20.8 million, $2.2 million and $0.6 million, respectively. We issue new shares to satisfy option exercises.

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

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	268	$10.27	6.17	$(326)
Outstanding as of December 31, 2021	268	10.27	4.16	5,620

Vested and expected to vest after December 31, 2021	268	$10.27	4.16	$5,620

Restricted Stock Units

Other than the performance-based RSUs described below, and other than RSUs granted to our non-employee directors which have a one year vesting period, RSUs awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and are issued to the participants for no consideration. During 2018, we also granted certain RSUs with a one-year vesting period in conjunction with the New Century Health transaction. Information with respect to our RSUs (not including performance-based RSUs) is presented below (in thousands, except for weighted-average grant-date fair value):

	Total RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,737	$10.13
Granted	1,276	21.10
Forfeited	(243)	12.74
Vested	(683)	10.68
Outstanding as of December 31, 2021	2,087	$16.35

During the years ended December 31, 2021, 2020 and 2019, we granted RSUs with a weighted-average grant date fair value of $21.10, $8.88 and $10.66, respectively, which represents the weighted-average closing price of our common stock on the grant date.

The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $7.3 million, $6.1 million and $7.3 million, respectively.

Leveraged Stock Unit Awards

During 2020 and 2019, the Company granted 0.5 million and 0.7 million leveraged stock units, respectively, to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. Each of the grants is subject to share price-based vesting on the business day following the third anniversary of the grant date, as follows:

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

The fair value of leveraged stock units is determined using a Black-Scholes valuation model with the assumptions disclosed in the table above. The dividend rate is based on the expected dividend rate during the expected life of the award. Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the awards are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an award is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the awards.

Information with respect to our leveraged stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Leveraged Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,084	$11.07	7.68	$17,993

Vested and expected to vest after December 31, 2021	1,084	$11.07	7.68	$17,993

Performance-based RSUs

During 2021, the Company granted 0.3 million performance-based RSUs to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. A two and three-year cumulative Adjusted EBITDA goal was approved and began on January 1, 2021. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of cumulative Adjusted EBITDA. If the minimum performance goal is not achieved, then no performance shares are earned. If 100% of the performance goal is achieved, then award is paid at target and if the maximum performance is achieved, then 200% of the targeted shares are earned. If the cumulative Adjusted EBITDA falls between tiers on the sliding scale, the actual cumulative Adjusted EBITDA payout percentage shall be determined by linear interpolation between the percentages on a straight-line basis. Shares earned by the two and three-year cumulative Adjusted EBITDA performance will be adjusted based on a respective total shareholder return ("TSR"). Shares earned will be adjusted -10% if TSR performance is in the bottom quartile and will be adjusted +10% if TSR performance is in the upper quartile. TSR represents stock price appreciation over each of the two performance periods.

The price assumptions used for our performance based stock unit awards were as follows:

	1st Tranche	2nd Tranche
Weighted-average fair value per performance based stock unit granted	$20.64	$20.69
Assumptions:
Expected term	2 years	3 years
Expected volatility	89.5%	77.7%
Risk-free interest rate	0.12%	0.25%
Dividend yield	—%	—%

The fair value of performance based stock units is determined using a Black-Scholes valuation model with the assumptions disclosed in the table above. The dividend rate is based on the expected dividend rate during the expected life of the award. Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the awards are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an award is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the awards.

Information with respect to our performance based restricted stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Performance Based Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	319	$20.67	9.16	$2,233

Vested and expected to vest after December 31, 2021	319	$20.67	9.16	$2,233

Note 15. Income Taxes

An income tax expense (benefit) of $0.5 million, $(2.4) million, and $(22.8) million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively.

Our loss from continuing operations before income taxes was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Domestic	$(32,719)	$(332,373)	$(331,033)
Foreign	2,918	1,833	1,045
Loss from continuing operations before income taxes	$(29,801)	$(330,540)	$(329,988)

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Year Ended December 31,
	2021	2020	2019
Current
Federal	$(1,469)	$(2,305)	$185
State and local	1,449	200	14
Foreign	1,027	721	399
Total current tax expense (benefit)	1,007	(1,384)	598
Deferred
Federal	(5,866)	(38,258)	(27,307)
State and local	(4,021)	(9,565)	(5,046)
Foreign	(493)	(303)	6
Total deferred tax expense (benefit)	(10,380)	(48,126)	(32,347)
Change in valuation allowance	9,856	47,142	8,954
Total tax expense (benefit)	$483	$(2,368)	$(22,795)

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Year Ended December 31,
	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	1.9%	2.9%	5.0%
Foreign earnings at other than U.S. rates	0.3%	—%	(0.1)%
Change in valuation allowance	(33.1)%	(14.3)%	(2.7)%
Benefit of net operating loss carryback provision	—%	1.1%	—%
Non-deductible goodwill impairment	—%	(11.5)%	(15.6)%
Non-controlling interest	—%	—%	(0.3)%
Nondeductible excess compensation	(10.1)%	(0.3)%	(0.5)%
Excess tax benefits (shortfalls) on stock-based compensation	8.1%	(0.3)%	(0.2)%
Convertible debt extinguishment	(1.5)%	—%	—%
Change in uncertain tax positions	0.2%	—%	0.1%
Nontaxable earnout	—%	—%	(1.4)%
Change in state rate	6.8%	1.3%	(0.7)%
Return to provision	6.6%	(0.8)%	1.0%
Change in indefinite reinvestment assertion for domestic subsidiaries	—%	1.0%	2.6%
Tax sharing settlement	(1.1)%	—%	—%
Other, net	(0.7)%	0.6%	(1.3)%
Effective tax rate	(1.6)%	0.7%	6.9%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2021	2020
Deferred Tax Assets
Start-up and organizational costs	$103	$117
Goodwill	18,774	23,778
Operating lease liabilities	15,968	15,963
Accrued expenses	10,345	7,434
Stock based compensation	8,714	8,530
Net operating loss carryforwards	130,242	123,604
Federal and state research tax credits	1,828	1,828
Fixed assets	480	131
Interest deduction limitation	7,795	2,452
Outside basis differences	1,972	197
Other	9,236	8,428
Subtotal	205,457	192,462
Valuation allowance	(101,345)	(89,723)
Total deferred tax assets	104,112	102,739

Deferred Tax Liabilities
Internally developed software costs	12,501	12,973
Intangible assets	48,677	49,053
Right-of-use assets - Operating	12,284	13,122
Contract fulfillment costs	8,317	6,375
Convertible debt	17,604	20,411
Other	5,387	1,484
Total deferred tax liabilities	104,770	103,418
Net deferred tax assets (liabilities)	$(658)	$(679)

Changes in our valuation allowance (in thousands) were as follows:

	For the Year Ended December 31,
	2021	2020
Balance at beginning-of-year	$89,723	$50,519
Charged to costs and expenses	9,856	47,142
Charged (credited) to other accounts (1)	1,766	(7,938)
Balance at end-of-year	$101,345	$89,723
(1)Amounts charged (credited) to other accounts includes $1.8 million charged to discontinued operations for the year ended December 31, 2021 and $8.6 million credited to additional paid-in-capital, partially offset by $0.7 million charged to retained earnings, for the year ended December 31, 2020.

For the year ended December 31, 2021, the effective tax rate was (1.6)% and the corresponding tax expense recorded was $0.5 million. The income tax expense recorded by the Company in 2021 primarily relates to foreign taxes and the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period.

For the year ended December 31, 2020, the effective tax rate was 0.7% and the corresponding tax benefit recorded was $2.4 million. The income tax benefit recorded by the Company in 2020 primarily relates to the impacts from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 27, 2020, in response to the COVID-19 pandemic, the CARES Act, was signed into law. The CARES Act allowed net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years for the recovery of previously paid federal income taxes. The Company recorded an income tax benefit related to carrying back New Century Health’s 2018 NOL as part of a federal income tax refund claim for taxes it paid on income in 2013 and 2014. The remaining income tax provisions included in the CARES Act, apart from the aforementioned NOL carryback, did not have a significant impact on the Company.

For the year ended December 31, 2019, the effective tax rate was 6.9%, and the corresponding tax benefit recorded was $22.8 million. Our effective tax rate in 2019 was impacted by the tax expense for the impairment of non-deductible goodwill, change in valuation allowance for current year losses, and offset in part by the tax effects resulting from the Company’s acquisition of all remaining Class

B units of Evolent Health LLC, resulting in it becoming a disregarded entity for U.S. federal and state income purposes on December 26, 2019. The change in Evolent Health LLC’s tax status resulted in a tax benefit from the reversal of the Company’s deferred tax liability related to its investment in certain U.S. corporate subsidiaries through Evolent Health LLC, offset by an increase in valuation allowance. The Company filed a consolidated tax return beginning January 1, 2020, which resulted in a tax benefit offsetting the change in valuation allowance to the extent the deferred tax liabilities of our U.S. corporate subsidiaries had been used as a source of future taxable income to support the Company’s deferred tax assets. Our valuation allowance assessment is made without considering deferred tax liabilities of $1.9 million established with respect to certain indefinite-lived components that cannot be utilized against indefinite-lived deferred tax assets or components that are expected to reverse outside of the net operating loss carryover period, as these are not considered a source of future taxable income for realizing our deferred tax assets.

As of December 31, 2021, the Company had $203.7 million of federal and $290.8 million of state NOL carryforwards available to offset future taxable income that begin to expire in 2032 and 2022, respectively, and $292.9 million federal and $196.0 million of state NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. However, as it is more likely than not that such tax benefit will not be realized based on our evaluation, we have established a valuation allowance against those NOLs. Furthermore, Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could result in an annual limit on the Company’s ability to utilize NOLs and could cause U.S. federal income taxes to be due sooner than if no such limitations applied.

As of December 31, 2021, the Company had $2.1 million and $0.3 million of research and development credits for federal and state income tax purposes, which could expire unutilized beginning in 2037 and 2028, respectively. The Company has established a valuation allowance against those credits.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning-of-year	$678	$753	$934
Lapse of statute of limitations	(69)	(75)	(181)
Balance at end-of-year	$609	$678	$753

We are subject to taxation in various jurisdictions in the U.S. and India. Tax years 2011 and all subsequent periods remain subject to examination by the U.S. federal and state taxing jurisdictions due to the availability of NOL carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2021, are $0.6 million of tax benefits that, if recognized, would not affect the overall effective tax rate, due to the offsetting impact on the Company’s valuation allowance. The Company has not recognized interest and penalties related to uncertain tax positions due to the current NOL position. The Company had recognized $0.7 million of uncertain tax positions as of December 31, 2020, and $0.8 million as of December 31, 2019. The Company and its subsidiaries are not currently subject to income tax audits in any U.S. state or local jurisdiction, or any foreign jurisdiction, for any tax year.

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

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to future increases in tax basis following the Class B Exchanges (calculated assuming that any post-offering transfer of Class B common units had not occurred) or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. We are accounting for these payments as contingent liabilities and will recognize them in our Consolidated Statements of Operations and Comprehensive Income (Loss) when their realization becomes probable. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 11 for additional discussion of the implications of the TRA.

Note 16. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $5.4 million, $6.2 million and $2.6 million in contributions to the 401(k) plan for the years ended December 31, 2021, 2020 and 2019, respectively. Total contributions for the year ended December 31, 2020, are net of $0.2 million from discontinued operations.

Note 17. Investments in Equity Method Investees

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

As of December 31, 2021 and 2020, the Company’s economic interests in its equity method investments ranged between 4% and 39%, and 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $13.2 million, $10.0 million and $(9.5) million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $15.9 million, $192.8 million and $41.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Unconsolidated VIEs

Global

As of March 31, 2020, the Oklahoma Insurance Division (“OID”) informed GlobalHealth, Inc. that in response to the COVID-19 pandemic, the OID required GlobalHealth, Inc. to increase its regulatory capital surplus by May 15, 2020. It would otherwise be placed into receivership if additional financing could not be secured. Certain investors agreed to provide liquidity as necessary to increase statutory capital reserves to no lower than 300%. In connection with the investment, GlobalHealth, Inc. transferred 100% of the equity interests in GlobalHealth, Inc. to the new investors for no consideration. Closing of this transaction occurred on May 13, 2020. As a result of this transaction, we recorded a non-cash impairment charge of approximately $47.1 million, representing the total value of our investment, in impairment of equity method investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

Note 18. Non-controlling Interests

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

Changes in non-controlling interests (in thousands) for year ended December 31, 2020, was as follows:

Non-controlling interests balance as of beginning of period	$6,689
Issuance of non-controlling interest	25,749
Disposal of assets	(6,689)
Redemption of Sponsor’s equity	(25,749)
Non-controlling interests balance as of end of period	$—

Note 19. Fair Value Measurement

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$28,700	$28,700
Total fair value of liabilities measured on a recurring basis	$—	$—	$28,700	$28,700

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents (2)	$5,877	$—	$—	$5,877
Total fair value of assets measured on a recurring basis	$5,877	$—	$—	$5,877

Liabilities
Warrants (3)	$—	$—	$13,730	$13,730
Total fair value of liabilities measured on a recurring basis	$—	$—	$13,730	$13,730
(1) Represents the fair value of earn-out consideration related to the Vital Decisions transaction as described in Note 4.
(2) Represents the cash and cash equivalents and restricted cash and restricted investments that were held in money market funds as of December 31, 2020.
(3) Represents the fair value of 1,513,786 shares issuable under the warrant agreements discussed in Note 10. The warrants were settled in January 2021.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the years ended December 31, 2021 and 2020, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

As discussed in Note 4 , the acquisition of Vital Decisions includes a provision for additional equity consideration contingent upon the Company obtaining certain annualized performance metrics during the three months ending December 31, 2022. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurement of the Vital Decisions contingent consideration are the risk-neutral (probability weighted) earnout consideration and the applicable discount rate. A significant increase in the risk-neutral (probability weighted) earnout consideration or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.
In conjunction with the Credit Agreement discussed in Note 10, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock. The fair value of the warrants was estimated based on the Black-Scholes model which incorporates the constant price variation of the stock, the time value of money, the option's strike price, and the time to the option's expiry. The significant unobservable inputs used in the fair value measurement of the warrants are the stock price volatility and annual risk free rate. A significant increase in the stock price or discount rate in isolation would have resulted in a significantly higher fair value of the contingent consideration.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Balance as of beginning of period	$13,730	$16,975
Additions	14,600	—
Settlements	(13,730)	(3,500)
Realized and unrealized losses, net	14,100	255
Balance as of end of period	$28,700	$13,730

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	December 31, 2021
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$28,700	Real options approach	Risk-neutral expected earnout consideration	$30,935
			Discount rate	6.04%

	December 31, 2020
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Warrants	$13,730	Black-Scholes	Stock price volatility	62.2%
			Annual risk free rate	0.2%

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

Note 20. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 17, the Company had economic interests in several entities that are accounted for under the equity method of accounting, including EVH Passport which has been consolidated into the Company’s financial statements since September 1, 2020. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings.

The Company also works with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. This relationship is currently in wind-down.

The following table presents assets and liabilities attributable to our related parties as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Assets
Accounts receivable, net	$2,719	$9,474
Prepaid expenses and other current assets	15	51
Prepaid expenses and other noncurrent assets	4,877	4,554

Liabilities
Accounts payable	$1,967	$2,509
Accrued liabilities	1,120	1,520
Reserve for claims and performance-based arrangements	734	435

The following table presents revenues and expenses attributable to our related parties for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenue
Transformation services	$—	$5,416	$4,009
Platform and operations services	45,082	226,339	60,325

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	3,063	2,863	28,954
Selling, general and administrative expenses	285	113	991

Note 21. Repositioning and Other Changes

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

In the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives that will provide future benefit to the Company. The Repositioning Plan concluded in the fourth quarter of 2021.

The following table provides a summary of our total costs associated with the Repositioning Plan for the years ended December 31, 2021 and 2020, by major type of cost (in thousands):

	For the Year Ended December 31,		Cumulative Amount Incurred through December 31, 2021
	2021	2020
Severance and termination benefits	$185	$—	$185
Office space consolidation	2,742	—	2,742
Professional services	4,391	1,275	5,666
Total	$7,318	$1,275	$8,593

Note 22. Segment Reporting

We define our reportable segments based on the way the CODM, the chief executive officer, manages the operations for purposes of allocating resources and assessing performance commencing with the three months ended March 31, 2021. We classify our operations into two reportable segments as follows:

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

Adjusted EBITDA is defined as net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision) benefit for income taxes, depreciation and amortization expenses, adjusted to exclude equity method investment impairment, gain on transfer of membership, loss on repayment of debt, loss on extinguishment of debt, goodwill impairment, gain (loss) from equity method investees, changes in fair value of contingent consideration and indemnification asset, net loss attributable to non-controlling interests, other income (expense), net, repositioning costs, stock-based compensation expense, severance costs, amortization of contract cost assets, strategy and shareholder advisory services, acquisition-related costs and gain (loss) from discontinued operations.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information for the years ended December 31, 2021, 2020 and 2019 (in thousands). Segment information for the years ended December 31, 2020 and 2019 (including segments total Adjusted EBITDA) has been restated to conform to the reporting structure change described in Note 2.

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated
Revenue
For the Year Ended December 31, 2021
Transformation services	$11,204	$—	$—	$11,204	$—	$11,204
Platform and operations services	300,423	598,144	(1,814)	896,753	—	896,753
Total revenue	$311,627	$598,144	$(1,814)	$907,957	$—	$907,957

For the Year Ended December 31, 2020
Transformation services	$11,990	$—	$—	$11,990	$—	$11,990
Platform and operations services	373,144	542,279	(2,774)	912,649	—	912,649
Total revenue	$385,134	$542,279	$(2,774)	$924,639	$—	$924,639

For the Year Ended December 31, 2019
Transformation services	$15,203	$—	$—	$15,203	$—	$15,203
Platform and operations services	394,328	278,217	(626)	671,919	—	671,919
Total revenue	$409,531	$278,217	$(626)	$687,122	$—	$687,122

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Segments Total
For the Year Ended December 31, 2021
Adjusted EBITDA	$17,063	$82,920	$99,983	$(33,666)	$66,317

For the Year Ended December 31, 2020
Adjusted EBITDA	$57,731	$26,864	$84,595	$(36,022)	$48,573

For the Year Ended December 31, 2019
Adjusted EBITDA	$(561)	$12,523	$11,962	$(25,793)	$(13,831)
————————
(1)Corporate includes various finance, human resources, legal, executive, and other corporate infrastructure expenses.

The following table presents our reconciliation of consolidated segments total Adjusted EBITDA to net loss attributable to common shareholders of Evolent Health, Inc. for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Net loss attributable to common shareholders of Evolent Health, Inc.	$(37,601)	$(334,246)	$(301,971)
Less:
Interest income	407	2,633	3,406
Interest expense	(25,425)	(28,325)	(14,555)
(Provision) benefit for income taxes	(483)	2,368	22,795
Depreciation and amortization expenses	(60,037)	(60,835)	(60,323)
Equity method investment impairment	—	(47,133)	—
Gain on transfer of membership	45,938	—	—
Loss on repayment of debt, net	(21,343)	—	—
Loss on extinguishment of debt	—	(4,789)	—
Goodwill impairment	—	(215,100)	(199,800)
Gain (loss) from equity method investees	13,179	10,039	(9,465)
Gain (loss) on disposal of assets	—	(698)	9,600
Change in fair value of contingent consideration and indemnification asset	(13,281)	(3,860)	3,997
Net loss attributable to non-controlling interests	—	—	3,609
Other income (expense), net	(146)	(118)	(489)
Purchase accounting adjustments	—	—	(1,915)
Repositioning costs	(7,318)	(1,275)	—
Stock-based compensation expense	(16,711)	(14,606)	(15,618)
Severance costs	(198)	(8,986)	(17,350)
Amortization of contract cost assets	(476)	(3,944)	(2,876)
Strategy and shareholder advisory expenses	(6,513)	—	—
Acquisition costs	(4,194)	(2,116)	(10,769)
Gain (loss) from discontinued operations (1)	(7,317)	(6,074)	1,613
Adjusted EBITDA	$66,317	$48,573	$(13,831)
————————
(1)Includes $6.8 million gain on disposal of discontinued operations for the year ended December 31, 2021.

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

Note 23. Reserve for Claims and Performance-Based Arrangements

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

Activity in reserves for claims and performance-based arrangements for the years ended December 31, 2021 and 2020, was as follows (in thousands):

	For the Year Ended December 31,
	2021			2020
	EHS (1)	Clinical Solutions (1)	Total	EHS (1)	Clinical Solutions (1)	Total (2)
Beginning balance	$56,296	$122,531	$178,827	$4,265	$50,245	$54,510

Incurred costs related to current year	8,669	449,172	457,841	(7,542)	428,139	420,597
Incurred costs related to prior year	7,036	73	7,109	2,853	25	2,878
Paid costs related to current year	20,801	337,647	358,448	106,093	358,478	464,571

Paid costs related to prior year	25,544	100,075	125,619	2,123	7,475	9,598
Change during the year	(30,640)	11,523	(19,117)	(112,905)	62,211	(50,694)

Impact of consolidation on reserves for claims and performance-based arrangements	—	—	—	164,297	—	164,297
Other adjustments (3)	(38)	11,622	11,584	639	10,075	10,714
Ending balance	$25,618	$145,676	$171,294	$56,296	$122,531	$178,827
————————
(1)Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.
(2)Amounts exclude $9.9 million related to reserves for claims reclassified to discontinued operations as of December 31, 2020.
(3)Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 24. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2021
Total revenue	$248,358	$222,471	$222,057	$215,071
Total operating expenses	260,572	229,052	229,728	231,016
Net loss from continuing operations	3,053	(13,040)	(9,107)	(11,190)
Net income (loss) from discontinued operations, net of tax	(8,700)	—	—	1,383
Net loss attributable to common shareholders of Evolent Health, Inc.	(5,647)	(13,040)	(9,107)	(9,807)

Income (loss) per common share
Basic and diluted
Continuing operations	$0.03	$(0.15)	$(0.11)	$(0.13)
Discontinued operations	(0.09)	—	—	0.01

2020
Total revenue	$246,536	$239,572	$217,299	$221,232
Total operating expenses	246,804	256,020	443,128	246,323
Net loss from continuing operations	(10,637)	(37,035)	(202,013)	(78,487)
Net loss from discontinued operations, net of tax	(3,166)	(1,135)	(1,508)	(265)
Net income (loss) attributable to non-controlling interests	822	(822)	—	—
Net loss attributable to common shareholders of Evolent Health, Inc.	(14,625)	(37,348)	(203,521)	(78,752)

Loss per common share
Basic and diluted
Continuing operations	$(0.13)	$(0.43)	$(2.37)	$(0.93)
Discontinued operations	(0.04)	(0.01)	(0.01)	—

Note 25. Supplemental Cash Flow Information

The following represents supplemental cash flow information the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Supplemental Disclosure of Non-cash Investing and Financing Activities
Class A and Class B common stock issued in connection with business combinations	$56,626	$—	$23,556
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	2,200	(351)
Class A common stock issued for payment of earn-outs	450	4,185	800
Class A common stock issued in connection with debt repayment	28,492	—	—
Gain from transfer of membership	(22,969)	—	—
Accrued property and equipment purchases	784	11	(527)
Consideration for asset acquisition or business combinations	14,600	—	16,000
Effects of Leases
Operating cash flows from operating leases	13,845	13,708	12,330
Leased assets obtained in exchange for operating lease liabilities	(2,583)	(2,170)	30,463
Effects of Class B Exchanges
Decrease in non-controlling interests as a result of Class B Exchanges	—	—	42,377
Decrease in deferred tax liability as a result of securities offerings and exchanges	—	—	(22)

Supplemental Disclosures
Cash paid for interest	7,113	13,352	5,037
Cash paid for taxes, net	551	9,679	1,484

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

As permitted by the SEC rules, we excluded Vital Decisions from our assessment of internal control over financial reporting as of December 31, 2021. This exclusion considers SEC guidance on newly acquired entities which may allow companies to exclude acquired entities from their assessment of internal control over financial reporting during the first year following the acquisition. Vital Decisions was acquired during the fourth quarter of 2021 through a business combination and is a wholly-owned subsidiary whose total assets excluded from management's assessment represent 8.8% and total revenues excluded from management's assessment represent 0.5% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evolent Health, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Vital Decisions, which was acquired on October 1, 2021, and whose financial statements constitute 9% of total assets and 1% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Vital Decisions.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
February 23, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 9, 2022, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2021 (the “2022 Proxy Statement”).
The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Information about our Executive Officers” in this Annual Report on Form 10-K and our 2022 Proxy Statement.
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
Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to our 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to our 2022 Proxy Statement.

PART IV
Item 15. Exhibits

(a) The following documents are filed as part of this report:

(1) The following financial statements of the registrant and report of independent registered public accounting firm are included of Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
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

EVOLENT HEALTH, INC.
Exhibit Index

2.1*
Agreement and Plan of Merger, dated July 12, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as the Securityholders’ Representative, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on July 14, 2016, and incorporated herein by reference.

2.2*
First Amendment to Agreement and Plan of Merger, dated October 3, 2016, by and among Evolent Health, Inc., Electra Merger Sub, LLC, Valence Health, Inc. and North Bridge Growth Management Company LLC and Philip Kamp, in their capacity as securityholders’ representative, filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed with the SEC on October 3, 2016, and incorporated herein by reference.

2.3*
Agreement and Plan of Merger, dated September 7, 2018, by and among Evolent Health, Inc., Evolent Health LLC, Element Merger Sub, Inc., NCIS Holdings, Inc. and New Century Investment, LLC, in the capacity set forth therein, filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the SEC on September 12, 2018, and incorporated herein by reference.

2.4*
Asset Purchase Agreement, dated May 28, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc., filed as Exhibit 2.4 to the Company’s Report on Form 10-Q filed with the SEC on August 9, 2019, and incorporated herein by reference.

2.5*
First Amendment to Asset Purchase Agreement, dated as of December 30, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Justify Holdings, Inc., and Evolent Health, Inc., filed as Exhibit 2.1 to the Company’s Report on Form 8-K with the SEC on December 31, 2019, and incorporated herein by reference.

2.6*
Purchase Agreement and Agreement and Plan of Merger, dated August 2, 2021, by and among Evolent Health, Inc., Evolent Health LLC, EV Thunder Merger Sub, LLC, WindRose Health Investors III, L.P., Vital Decisions Acquisition, LLC and WindRose Health Investors, LLC, as the representative, filed as Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on August 4, 2021 and incorporated herein by reference.

3.1
Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference.

3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., dated June 10, 2021, filed as Exhibit 3.1 to the Company’s report on Form 8-K filed with the SEC on June 10, 2021 and incorporated herein by reference.

3.3	Third Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed with the SEC on December 14, 2020, and incorporated herein by reference.

4.1
Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference.

4.2
Registration Rights Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P., TPG Eagle Holdings, L.P., UPMC, The Advisory Board Company and Ptolemy Capital, LLC, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

4.3
Indenture dated as of October 22, 2018, between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference.

4.4
Form of 1.50% Convertible Senior Notes due 2025, filed as Exhibit A to the Indenture (Item 4.5 above), which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference.

4.5
Registration Rights Agreement, dated May 24, 2019, by and between Evolent Health, Inc. and Momentum Health Group, LLC, filed as exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on May 28, 2019, and incorporated herein by reference.

4.6	Description of Registrant’s Securities.

4.7*
Indenture, dated as of August 19, 2020, by and between Evolent Health, Inc. and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K with the SEC on August 25, 2020, and incorporated herein by reference.

4.8*
Form of 3.50% Convertible Senior Note due 2024 (included as Exhibit A to Exhibit 4.1), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K with the SEC on August 25, 2020, and incorporated herein by reference.

10.1
Third Amended and Restated Operating Agreement of Evolent Health LLC, dated as of June 4, 2015, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.2
Income Tax Receivables Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC and certain stockholders of Evolent Health, Inc., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.3
Stockholders Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., TPG Growth II BDH, L.P., TPG Eagle Holdings, L.P., UPMC and The Advisory Board Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.4	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.5+
Amendment No. 1 to the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.6+
Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference.

10.7+
Amendment to the Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2018, and incorporated herein by reference.

10.8+
Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.9+
Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.10+
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc., 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.11+
Form of Non-Qualified Stock Option Agreement under the Evolent Health, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.12†
Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.13†
Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.14
Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.15
Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of July 31, 2012, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.16
First Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of March 1, 2013, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.17
Second Amendment to Deed of Lease by and between North Glebe Office, L.L.C. and Evolent Health, Inc., dated as of April 1, 2014, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.18
Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference.

10.19+
Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference.

10.20+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated herein by reference.

10.21+
Form of Leveraged Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019, and incorporated herein by reference.

10.22*
Asset Purchase Agreement, dated July 16, 2020, by and among Passport Health Plan, Inc., Evolent Health LLC, and Molina Healthcare, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q with the SEC on August 7, 2020, and incorporated herein by reference.

10.23
Cooperation Agreement, dated December 21, 2020, by and among Evolent Health, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest XI, LP, Engaged Capital Special Situation Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital LLC, Engaged Capital Holdings, LLC and Glenn W. Welling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020, and incorporated by reference herein.

10.24+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Frank Williams, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein.

10.25+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Seth Blackley, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein.

10.26+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. John Johnson, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein.

10.27+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Jonathan Weinberg, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein.

10.28+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Steve Tutewohl, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2021.

10.29+
Evolent Health, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan, filed as Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021, and incorporated herein by reference.

10.30+
Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q with the SEC on May 6, 2021.

10.31+	Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan.

16.1
Letter from PricewaterhouseCoopersLLP, dated April 9, 2019, filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2019, and incorporated herein by reference.

21.1	Subsidiaries of Evolent Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Quarterly Report on Form 10-K, formatted as Inline XBRL

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

Dated: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Blackley	Chief Executive Officer and Director	February 23, 2022
Seth Blackley	(Principal Executive Officer)

/s/ John Johnson	Chief Financial Officer	February 23, 2022
John Johnson	(Principal Financial Officer)

/s/ Aammaad Shams	Corporate Controller	February 23, 2022
Aammaad Shams	(Principal Accounting Officer)

/s/ Craig Barbarosh	Director	February 23, 2022
Craig Barbarosh

/s/ M. Bridget Duffy	Director	February 23, 2022
M. Bridget Duffy, MD

/s/ David Farner	Director	February 23, 2022
David Farner

/s/ Peter Grua	Director	February 23, 2022
Peter Grua

/s/ Diane Holder	Director	February 23, 2022
Diane Holder

/s/ Kim Keck	Director	February 23, 2022
Kim Keck

/s/ Cheryl Scott	Director	February 23, 2022
Cheryl Scott

/s/ Tunde Sotunde	Director	February 23, 2022
Tunde Sotunde, MD

/s/ Frank Williams	Director	February 23, 2022
Frank Williams