Form 10-Q
period 2022-03-31
Evolent Health, Inc.
filed 2022-05-05
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 2, 2022, there were 91,594,562 shares of the registrant’s Class A common stock outstanding.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “aim,” “predict,” “potential,” “continue,” “plan,” “project,” “will,” “should,” “shall,” “may,” “might” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to our ability to grow our impact significantly throughout this year and beyond, future actions, trends in our businesses, prospective services, new partner additions/expansions, our guidance and business outlook and future performance or financial results, and the closing of pending transactions and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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
•changes in general economic conditions nationally and regionally in our markets, including inflation and economic and business conditions and the impact thereof on the economy resulting from the COVID-19 pandemic and other public health emergencies;
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

i

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

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.
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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$210,158	$266,280
Restricted cash and restricted investments	39,647	75,685
Accounts receivable, net (1)	179,270	130,604
Prepaid expenses and other current assets (1)	34,313	51,391
Total current assets	463,388	523,960
Restricted cash and restricted investments	12,981	12,977
Investments in equity method investees	3,679	5,458
Property and equipment, net	82,877	81,365
Right-of-use assets - operating	48,485	50,203
Prepaid expenses and other noncurrent assets (1)	7,211	6,790
Contract cost assets	22,041	32,624
Intangible assets, net	272,213	279,784
Goodwill	426,274	426,297
Total assets	$1,339,149	$1,419,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$64,036	$96,084
Accrued liabilities (1)	115,068	107,241
Operating lease liability - current	6,445	7,069
Accrued compensation and employee benefits	19,390	51,861
Deferred revenue	13,288	11,944
Reserve for claims and performance - based arrangements (1)	164,238	171,294
Total current liabilities	382,465	445,493
Long-term debt, net	282,598	215,676
Other long-term liabilities	4,999	5,531
Operating lease liabilities - noncurrent	56,354	57,722
Deferred tax liabilities, net	1,524	1,403
Total liabilities	727,940	725,825
Commitments and Contingencies (See Note 11)
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 91,587,896 and 90,758,318 shares issued, respectively	916	908
Additional paid-in-capital	1,224,250	1,340,989
Accumulated other comprehensive loss	(494)	(362)
Retained earnings (accumulated deficit)	(592,340)	(626,779)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	611,209	693,633
Total liabilities and shareholders' equity	$1,339,149	$1,419,458
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenue(1)	$297,057	$215,071

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	219,739	157,832
Selling, general and administrative expenses (1)	58,932	58,591
Depreciation and amortization expenses	15,106	15,187
Change in fair value of contingent consideration	6,078	(594)
Total operating expenses	299,855	231,016
Operating loss	(2,798)	(15,945)
Interest income	117	123
Interest expense	(2,241)	(6,337)
Gain from equity method investees	596	7,783
Gain on transfer of membership	—	22,969
Loss on repayment of debt	—	(19,158)
Other income (expense), net	178	(14)
Loss from continuing operations before income taxes	(4,148)	(10,579)
Provision for income taxes	1,202	611
Loss from continuing operations	(5,350)	(11,190)
Income from discontinued operations, net of tax (2)	—	1,383
Net loss attributable to common shareholders of Evolent Health, Inc.	$(5,350)	$(9,807)

Loss per common share
Basic and diluted
Continuing operations	$(0.06)	$(0.13)
Discontinued operations	—	0.01
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.06)	$(0.12)

Weighted-average common shares outstanding
Basic and diluted	89,509	84,670

Comprehensive loss
Net loss	$(5,350)	$(9,807)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(132)	(31)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(5,482)	$(9,838)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $1.9 million gain on disposal of discontinued operations for three months ended March 31, 2021.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended March 31, 2022
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	90,759	$908	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633

Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	5,346	—	—	—	5,346
Exercise of stock options	37	—	309	—	—	—	309
Restricted stock units vested, net of shares withheld for taxes	334	3	(4,986)	—	—	—	(4,983)
Leveraged stock units vested, net of shares withheld for taxes	458	5	(11,236)	—	—	—	(11,231)
Foreign currency translation adjustment	—	—	—	(132)	—	—	(132)
Net loss	—	—	—	—	(5,350)	—	(5,350)

Balance as of March 31, 2022	91,588	$916	$1,224,250	$(494)	$(592,340)	$(21,123)	$611,209

	For the Three Months Ended March 31, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	85,895	$859	$1,229,320	$(278)	$(589,178)	$(21,123)	$619,600

Stock-based compensation expense	—	—	3,706	—	—	—	3,706
Exercise of stock options	594	6	6,512	—	—	—	6,518
Restricted stock units vested, net of shares withheld for taxes	290	3	(2,691)	—	—	—	(2,688)
Foreign currency translation adjustment	—	—	—	(31)	—	—	(31)
Net loss	—	—	—	—	(9,807)	—	(9,807)

Balance as of March 31, 2021	86,779	$868	$1,236,847	$(309)	$(598,985)	$(21,123)	$617,298
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows Used In Operating Activities
Net loss	$(5,350)	$(9,807)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration	6,078	(594)
Gain on discontinued operations	—	(1,904)
Gain from equity method investees	(596)	(7,783)
Unrealized loss on investments	—	—
Depreciation and amortization expenses	15,106	15,347
Stock-based compensation expense	5,346	3,706
Deferred tax provision	(132)	(59)
Amortization of contract cost assets	11,689	3,055
Amortization of deferred financing costs	539	4,370
Gain on transfer of membership	—	(22,969)
Loss on repayment of debt	—	19,158
Other current operating cash inflows (outflows), net	(357)	2,341
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(46,299)	(63,233)
Prepaid expenses and other current and non-current assets	(6,071)	1,037
Contract cost assets	(1,106)	(1,690)
Accounts payable	426	9,395
Accrued liabilities	2,220	(9,698)
Accrued compensation and employee benefits	(32,435)	(28,014)
Deferred revenue	1,344	2,684
Reserve for claims and performance-based arrangements	(7,056)	32,501
Right-of-use operating assets	1,718	2,840
Operating lease liabilities	(1,992)	(771)
Other long-term liabilities	(514)	1,925
Net cash and restricted cash used in operating activities	(57,442)	(48,163)
Cash Flows Provided by Investing Activities
Cash paid for asset acquisitions and business combinations	(70)	(1,472)
Proceeds from transfer of membership and release of Passport escrow	22,969	42,996
Disposal of non-strategic assets and divestiture of discontinued operations, net	—	3,490
Return of equity method investments	2,375	9,372
Purchases of investments	—	(2,994)
Maturities and sales of investments	—	500
Investments in internal-use software and purchases of property and equipment	(8,508)	(5,941)
Net cash and restricted cash provided by investing activities	16,766	45,951
Cash Flows Used In Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(34,371)	39,005
Repayment and termination of Credit Agreement including settlement of warrants	—	(98,420)
Proceeds from stock option exercises	309	6,518
Distributions to Sponsors	(1,100)	—
Taxes withheld and paid for vesting of equity awards	(16,214)	(2,687)
See accompanying Notes to Consolidated Financial Statements

	For the Three Months Ended March 31,
	2022	2021
Net cash and restricted cash used in financing activities	(51,376)	(55,584)
Effect of exchange rate on cash and cash equivalents and restricted cash	(104)	1
Net decrease in cash and cash equivalents and restricted cash	(92,156)	(57,795)
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	354,942	361,564
Cash and cash equivalents and restricted cash as of end-of-period (1)	$262,786	$303,769
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021. See Note 5.
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

Since its inception, the Company has incurred losses from operations. As of March 31, 2022, the Company had unrestricted cash and cash equivalents of $210.2 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations and cash flows. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2021 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2021 Form 10-K for a complete summary of our significant accounting policies.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	March 31, 2022	December 31, 2021
Collateral for letters of credit for facility leases (1)	$2,269	$3,769
Collateral with financial institutions (2)	11,499	11,662
Claims processing services (3)	38,855	73,226
Other	5	5
Total restricted cash and restricted investments	$52,628	$88,662

Current restricted cash	39,647	75,685
Total current restricted cash and restricted investments	$39,647	$75,685

Non-current restricted cash	12,981	12,977
Total non-current restricted cash and restricted investments	$12,981	$12,977
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 12 for further discussion of our lease commitments.
(2)Represents collateral held with financial institutions for risk-sharing and other arrangements. As of March 31, 2022 and December 31, 2021, approximately $11.5 million and $11.7 million, respectively, of the collateral amounts were held in a FDIC participating bank account. See Note 17 for discussion of fair value measurement and Note 11 for discussion of our risk-sharing arrangements.
(3)Represents cash held by the Company related to claims processing services on behalf of partners. These are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$210,158	$236,032
Restricted cash and restricted investments	52,628	67,737
Restricted investments included in restricted cash and restricted investments	—	—
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$262,786	$303,769
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the three months ended March 31, 2021. See Note 5.

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) and were $4.1 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively.

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

The process of estimating reserves involves a considerable degree of judgment by the Company and, as of any given date, is inherently uncertain. The methods for making such estimates and for establishing the resulting liability are continually reviewed and adjustments are reflected in current results of operations in the period in which they are identified as experience develops or new information becomes known. See Note 21 for additional discussion regarding our reserves for claims and performance-based arrangements.

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of March 31, 2022 and December 31, 2021, approximately 35% and 42% of gross accounts receivable was netted against claims payable in lieu of cash receipt. Furthermore, as of March 31, 2022, approximately 39% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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

Note 3. Recently Issued Accounting Standards

Adoption of New Accounting Standards

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature and no longer permits the use of the treasury stock method from calculating earnings per share. As a result, after adopting the ASU’s guidance, we do not separately present in equity an embedded conversion feature of such debt. Instead, we account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The Company adopted the standard using a modified retrospective method on January 1, 2022, with adjustments which increased retained earnings by $39.8 million, reduced additional paid-in capital by $106.2 million and increased the net carrying amount of the 2024 and 2025 Notes by $25.1 million and $41.3 million, respectively.

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

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. Any necessary adjustments will be finalized by the end of the third quarter of 2022.

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
The following table summarizes the results of operations of the Company’s True Health business, which are included in income from discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021:

Revenue
Platform and operations	$38
Premiums	44,795
Total revenue	44,833

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	5,885
Claims expenses	33,954
Selling, general and administrative expenses (2)	5,764
Depreciation and amortization expenses	160
Total operating expenses	45,763
Operating loss	(930)
Interest income	112
Interest expense	(4)
Other loss	(25)
Loss before income taxes and non-controlling interests	(847)
Provision for income taxes	(326)
Net loss	$(521)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations in the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million for the three months ended March 31, 2021.
(2)Selling, general and administrative expenses includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million for the three months ended March 31, 2021.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the three months ended March 31, 2021:

Cash flows provided by operating activities	$5,002
Cash flows used in investing activities	(2,494)

Note 6. Revenue Recognition

We derive revenue from two sources: (1) transformation services and (2) platform and operations services.

Transformation Services Revenue
Transformation services consist of implementation services whereby we assist the customer in launching its population health or health plan programs. In certain cases, transformation services can also include revenue associated with our support of certain one-time wind-down activities for clients who are exiting a line of business or population. The transformation services are usually completed within 12 months. We generally receive a fixed fee for transformation services and recognize revenue over time using an input method based on hours incurred compared to the total estimated hours required to satisfy our performance obligation. Transformation revenue is 0.7% of total revenue for the three months ended March 31, 2022.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market for (in thousands):

	For the Three Months Ended March 31,
	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions
Medicaid	$66,914	$60,929	$63,587	$43,339
Medicare	4,833	8,338	99,566	85,783
Commercial and other	35,111	15,571	27,046	1,111
Total	$106,858	$84,838	$190,199	$130,233
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $162.0 million of transaction price to performance obligations that are unsatisfied as of March 31, 2022. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 37%, 64% and 84% of these remaining performance obligations by December 31, 2022, 2023 and 2024, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Short-term receivables (1)	$176,300	$129,012
Long-term receivables (1)	4,958	4,877
Short-term deferred revenue	13,288	11,944
Long-term deferred revenue	4,019	4,437
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the three months ended March 31, 2022 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$16,381
Reclassification to revenue, as a result of performance obligations satisfied	(10,124)
Cash received in advance of satisfaction of performance obligations	11,050
Balance as of end of period	$17,307

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in a previous period was $26.5 million for the three months ended March 31, 2022 due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2022 and December 31, 2021, the Company had $3.9 million and $5.2 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $1.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

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

Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2022 and December 31, 2021, the Company had $18.1 million and $27.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $10.3 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advances for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three months ended March 31, 2022. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three months ended March 31, 2022.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of March 31, 2022, 87% were current, 4% were past due less than 60 days, with 6% past due less than 120 days and at December 31, 2021, 90% was current, 2% was past due less than 60 days, with 3% past due less than 120 days. As of March 31, 2022 and December 31, 2021, in total we reported on the consolidated balance sheet $194.8 million and $171.5 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other assets, net of allowances of $2.2 million and $3.4 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Balance as of beginning of period	$(3,374)	$(7,056)
Provision for credit losses	1,203	(2,327)
Balance as of end of period	$(2,171)	$(9,383)

Note 8. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	March 31, 2022	December 31, 2021
Computer hardware	$24,409	$21,970
Furniture and equipment	3,769	3,581
Internal-use software development costs	166,033	159,587
Leasehold improvements	15,075	15,325
Total property and equipment	209,286	200,463
Accumulated depreciation and amortization expenses	(126,409)	(119,098)
Total property and equipment, net	$82,877	$81,365

The Company capitalized $6.4 million and $5.5 million of internal-use software development costs for the three months ended March 31, 2022 and 2021, respectively. The net book value of capitalized internal-use software development costs was $70.9 million and $71.2 million as of March 31, 2022 and December 31, 2021, respectively.

Depreciation expense related to property and equipment was $7.6 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.7 million, $6.7 million, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2022. We will perform our annual impairment test of October 31, 2022.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2021(1)	$214,334	$211,963	$426,297
Foreign currency translation	(23)	—	(23)
Balance as of March 31, 2022	$214,311	$211,963	$426,274

Balance as of December 31, 2020(1)	$214,354	$134,675	$349,029
Foreign currency translation	(7)	—	(7)
Balance as of March 31, 2021	$214,347	$134,675	$349,022
————————
(1)Net of cumulative inception to date impairment of $575.5 million as of both December 31, 2021 and 2020.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) as of March 31, 2022 and December 31, 2021 are presented below:

	March 31, 2022				December 31, 2021
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	12.2	$25,800	$8,079	$17,721	12.4	$25,800	$7,693	$18,107
Customer relationships	14.7	311,019	76,912	234,107	14.9	311,019	72,697	238,322
Technology	1.7	87,922	75,254	12,668	2.0	87,922	73,378	14,544
Below market lease, net	1.1	1,218	1,000	218	1.3	1,218	950	268
Provider network contracts (1)	1.9	16,236	8,737	7,499	2.2	16,417	7,874	8,543
Total intangible assets, net		$442,195	$169,982	$272,213		$442,376	$162,592	$279,784

Amortization expense related to intangible assets for both the three months ended March 31, 2022 and 2021 was $7.5 million, excluding $0.2 million of amortization expense related to discontinued operations for the three months ended March 31, 2021.

Future estimated amortization of intangible assets (in thousands) as of March 31, 2022, is as follows:

2022	$21,675
2023	26,760
2024	20,875
2025	19,330
2026	19,153
Thereafter	164,420
Total future amortization of intangible assets	$272,213

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three months ended March 31, 2022, that would require an impairment test for our intangible assets.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $1.0 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

The option to settle the 2024 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2024 Notes into a debt component and an equity component prior to the adoption of ASU 2020-06. The debt component was determined to be $78.9 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $38.1 million before issuance costs and was recorded within additional paid-in capital. Issuance costs of $1.7 million and $1.3 million were allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $38.1 million, $1.7 million of issuance costs was amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method.

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $38.1 million decrease in additional paid-in capital and a $1.3 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and an $11.7 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2024 Notes. These adjustments resulted in an increase of $25.1 million to the debt component of the 2024 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2024

Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded $0.2 million and $1.9 million of interest expense related to the amortization of the issuance costs for the three months ended March 31, 2022 and 2021, respectively.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million for the three months ended March 31, 2022 and 2021 respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

The option to settle the 2025 Notes in cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, resulted in a bifurcation of the carrying value of the 2025 Notes into a debt component and an equity component prior to the adoption of ASU 2020-06. The debt component was determined to be $100.7 million, before issuance costs, based on the fair value of a nonconvertible debt instrument with the same term. The equity component was determined to be $71.8 million, before issuance costs, and was recorded within additional paid-in capital. The equity component is the difference between the aggregate principal amount of the debt and the debt component. Issuance costs of $3.4 million and $2.5 million are allocated to the debt and equity components in proportion to the allocation of proceeds. Along with the equity component of $71.8 million, $3.4 million of issuance costs will be amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest method over the contractual term of the 2025 Notes.

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $71.8 million decrease in additional paid-in capital and a $2.5 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and a $28.1 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2025 Notes. These adjustments resulted in an increase of $41.3 million to the debt component of the 2025 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2025 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded $0.3 million and $2.4 million for the three months ended March 31, 2022 and 2021 respectively, in interest expense related to the amortization of the issuance costs.

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

Upon maturity of the 2021 Notes on December 1, 2021, outstanding 2021 Notes with a principal amount of $26.7 million were settled, at the option of the holders, by converting $26.3 million aggregate principal amount of 2021 Notes to common shares and cash repayment of $0.4 million aggregate principal amount of 2021 Notes. Shares issued were valued based on the quoted trading prices on the conversion date for a total fair value of $28.5 million resulting in a loss on debt extinguishment of $2.2 million which was recorded in loss on repayment of debt on our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021.

Convertible Senior Notes Carrying Value

The 2024 Notes and 2025 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of March 31, 2022. However, the 2024 Notes and 2025 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes and 2025 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
2024 Notes
Carrying value	$114,672	$89,361
Unamortized debt discount and issuance costs	2,379	27,690
Principal amount	$117,051	$117,051
Remaining amortization period (years)	2.7	2.9
Fair value(1)	$209,973	$195,445

2025 Notes
Carrying value	$167,926	$126,315
Unamortized debt discount and issuance costs	4,574	46,185
Principal amount	$172,500	$172,500
Remaining amortization period (years)	3.5	3.8
Fair value(1)	$203,648	$177,251
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of March 31, 2022 and December 31, 2021, the Company was party to irrevocable standby letters of credit with a bank for $13.7 million and $15.4 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $13.7 million and $15.4 million, respectively, in restricted cash and restricted investments as collateral as of March 31, 2022 and December 31, 2021. The letters of credit have current expiration dates between June 2022 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three months ended March 31, 2022 and 2021, respectively.

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of March 31, 2022, no amounts have been funded under this guarantee.

Reinsurance Agreements

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

The following summarizes premiums and claims assumed under the Reinsurance Agreements (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Reinsurance premiums assumed	$(2)	$8,845
Claims assumed	(37)	10,494
Claims-related administrative expenses	—	545
Increase (decrease) in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	35	(2,194)
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	90	4,002
Impact of consolidation on payable for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	—
Reinsurance payments paid (received)	(330)	—
Payable for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$455	$1,808

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020, a second amended complaint was filed on June 8, 2020, and a third amended complaint, now titled Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, was filed on December 2, 2021. The case alleges that the Company’s executives made false or misleading statements regarding its business with Passport. The Company filed a motion to dismiss the second amended complaint, and the Eastern District of Virginia granted in part and denied in part the motion on March 24, 2021. The case entered the discovery phase, and was again stayed pending a decision on the Company’s third motion to dismiss. The Eastern District of Virginia granted in part and denied in part the motion to dismiss the third amended complaint on March 18, 2022. The case is again in discovery phase. Based on the Company’s investigation, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain.

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (“Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. The case had been stayed until the decision on the Company’s motion to dismiss the third amended was decided on March 18, 2022 in Plymouth County Retirement System v. Evolent Health., Frank Williams, Nicky McGrane, and Seth Blackley, in federal district court. Briefing on the motion to dismiss is ongoing and will be completed in July. Based on the Company’s investigation, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2022, approximately 99.6% of our $262.8 million of cash and cash equivalents, restricted cash and restricted investments were held in bank deposits with FDIC participating banks and approximately 0.4% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Florida Blue Medicare, Inc.	35.3%	46.4%
Cook County Health and Hospitals System	27.9%	*
Molina Healthcare	*	10.4%

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021 (1)
Cook County Health and Hospitals Systems	23.9%	28.8%
Florida Blue Medicare, Inc.	11.9%	14.7%
————————
(1)The denominator excludes $44.8 million of True Health premium revenue reclassified to discontinued operations for the three months ended March 31, 2021.

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

In connection with various lease agreements, the Company is required to maintain $2.3 million and $3.8 million in letters of credit as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company held $2.3 million and $3.8 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of March 31, 2022 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	9.8	$34,798	$1,579
Riverside, IL	9.0	40,569	232
Edison, NJ	4.1	2,081	222
Pune, India	1.5	1,130	—
Brea, CA	0.2	185	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,274	$4,818
Variable lease cost	1,326	1,321
Total lease cost	$3,600	$6,139

Maturity of lease liabilities (in thousands) as of March 31, 2022, is as follows:

Operating lease expense
2022	7,921
2023	9,258
2024	8,968
2025	8,653
2026	7,988
Thereafter	39,972
Total lease payments	82,760
Less:
Interest	19,961
Present value of lease liabilities	$62,799

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

March 31, 2022
Weighted average discount rate	6.40%
Weighted average remaining lease term	8.6

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Loss from continuing operations	$(5,350)	$(11,190)
Income from discontinued operations, net of tax	—	1,383
Net loss available for common shareholders - basic and diluted	$(5,350)	$(9,807)

Weighted-average common shares outstanding - basic and diluted	89,509	84,670

Loss per common share
Basic and diluted
Continuing operations	$(0.06)	$(0.13)
Discontinued operations	—	0.01
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.06)	$(0.12)

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	2,161	1,531
Stock options	1,756	1,865
Convertible senior notes	11,582	12,696
Total	15,499	16,092

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Award Type
Stock options	$162	$404
RSUs	3,301	1,974
LSUs	775	1,085
PSUs	1,108	243
Total compensation expense by award type	$5,346	$3,706

Line Item
Cost of revenue	$800	$595

Selling, general and administrative expenses	4,546	3,111
Total compensation expense by financial statement line item	$5,346	$3,706

No stock-based compensation was capitalized as software development costs for the three months ended March 31, 2022 and 2021.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
RSUs	917	939
PSUs	479	319

Note 15. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax expense of $1.2 million and $0.6 million was recognized for the three months ended March 31, 2022 and 2021, respectively, which resulted in effective tax rates of (29.0)% and (5.8)%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax expense recorded during the three months ended March 31, 2022 primarily relates to foreign taxes.

As of December 31, 2021, the Company had unrecognized tax benefits of $0.6 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of March 31, 2022, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of March 31, 2022 and December 31, 2021, the Company’s economic interests in its equity method investments ranged between 4% and 38% and 4% and 39%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $0.6 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.6 million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$32,600	$32,600
Total fair value of liabilities measured on a recurring basis	$—	$—	$32,600	$32,600

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$28,700	$28,700
Total fair value of liabilities measured on a recurring basis	$—	$—	$28,700	$28,700
(1) Represents the fair value of earn-out consideration related to the Vital Decisions transaction as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three months ended March 31, 2022 and 2021, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

As discussed in Note 4, the acquisition of Vital Decisions includes a provision for additional equity consideration contingent upon the Company obtaining certain annualized performance metrics during the three months ending December 31, 2022. The fair value of the contingent equity consideration was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurement of the Vital Decisions contingent consideration are the risk-neutral (probability weighted) earnout consideration and the applicable discount rate. A significant increase in the risk-neutral (probability weighted) earnout consideration or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Balance as of beginning of period	$28,700	$13,730
Settlements	—	(13,730)
Realized and unrealized losses, net	3,900	—
Balance as of end of period	$32,600	$—

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	March 31, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$32,600	Real options approach	Risk-neutral expected earnout consideration	$35,185
			Discount rate	7.43%

	December 31, 2021
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$28,700	Real options approach	Risk-neutral expected earnout consideration	$30,935
			Discount rate	6.04%

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

See Note 10 for information regarding the fair value of the 2024 Notes and 2025 Notes.

Note 18. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

As discussed in Note 16, the Company had economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings.

The Company also works with UPMC, one of its founding investors. The Company’s relationship with UPMC is a subcontractor relationship where UPMC has agreed to execute certain tasks (primarily TPA services) relating to certain customer commitments. This relationship is currently in wind-down.

The following table presents assets and liabilities attributable to our related parties as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Assets
Accounts receivable, net	$3,225	$2,719
Prepaid expenses and other current assets	11	15
Prepaid expenses and other noncurrent assets	4,958	4,877

Liabilities
Accounts payable	$334	$1,967
Accrued liabilities	1,222	1,120
Reserve for claims and performance-based arrangements	550	734

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Revenue	$32,064	$15,575

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	26,461	493
Selling, general and administrative expenses	66	31

Note 19. Repositioning and Other Changes

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

The following table provides a summary of our total costs associated with the Repositioning Plan by major type of cost (in thousands):

	Cumulative Costs Incurred through December 31, 2021	Incurred For the Three Months Ended March 31, 2021
Severance and termination benefits	$185	$109
Office space consolidation	2,742	2,071
Professional services	5,666	3,200
Total	$8,593	$5,380

Note 20. Segment Reporting

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

Adjusted EBITDA is defined as net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, provision for income taxes, depreciation and amortization expenses, adjusted to exclude gain on transfer of membership, loss on repayment of debt, net, gain from equity method investees, changes in fair value of contingent consideration, other income (expense), net, repositioning costs, stock-based compensation expense, severance costs, amortization of contract cost assets, strategy and shareholder advisory services, acquisition-related costs and gain from discontinued operations.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated Total
Revenue
For the Three Months Ended March 31, 2022
Total revenue	$107,318	$190,199	$(460)	$297,057	$—	$297,057

For the Three Months Ended March 31, 2021
Total revenue	$85,286	$130,223	$(438)	$215,071	$—	$215,071

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Consolidated Total
For the Three Months Ended March 31, 2022
Adjusted EBITDA	$8,217	$22,196	$30,413	$(6,158)	$24,255

For the Three Months Ended March 31, 2021
Adjusted EBITDA	$5,942	$15,976	$21,918	$(7,011)	$14,907
————————
(1)Corporate includes various finance, human resources, legal, executive and other corporate infrastructure expenses.

The following table presents our reconciliation of consolidated segments total Adjusted EBITDA to net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net loss attributable to common shareholders of Evolent Health, Inc.	$(5,350)	$(9,807)
Less:
Interest income	117	123
Interest expense	(2,241)	(6,337)
Provision for income taxes	(1,202)	(611)
Depreciation and amortization expenses	(15,106)	(15,187)
Gain on transfer of membership	—	22,969
Loss on repayment of debt, net	—	(19,158)
Gain from equity method investees	596	7,783
Change in fair value of contingent consideration	(6,078)	594
Other income (expense), net	178	(14)
Repositioning costs	—	(5,380)
Stock-based compensation expense	(5,346)	(3,706)
Severance costs	(39)	(52)
Amortization of contract cost assets	(27)	(127)
Strategy and shareholder advisory expenses	—	(5,000)
Acquisition costs	(457)	(1,994)
Gain from discontinued operations (1)	—	1,383
Adjusted EBITDA	$24,255	$14,907
————————
(1)Includes $1.9 million gain on disposal of discontinued operations for the three months ended March 31, 2021.

Asset information by segment is not a key measure of performance used by the CODM. Accordingly, we have not disclosed asset information by segment.

Note 21. Reserve for Claims and Performance-Based Arrangements

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Three Months Ended March 31,
	2022			2021
	EHS (1)	Clinical Solutions (1)	Total	EHS (1)	Clinical Solutions (1)	Total
Beginning balance	$25,618	$145,676	$171,294	$122,532	$56,295	$178,827

Incurred costs related to current period	—	102,664	102,664	104,098	4,189	108,287
Incurred costs related to prior period	(8,465)	14,976	6,511	24	4,151	4,175
Less:
Paid costs related to current period	—	47,724	47,724	30,761	11,164	41,925
Paid costs related to prior period	(483)	59,974	59,491	38,053	10,200	48,253
Change during the year	(7,982)	9,942	1,960	35,308	(13,024)	22,284

Impact of consolidation on reserves for claims and performance-based arrangements	—	—	—	—	—	—
Other adjustments (2)	—	(9,016)	(9,016)	2,658	4,224	6,882
Ending balance	$17,636	$146,602	$164,238	$160,498	$47,495	$207,993
————————
(1)Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.
(2)Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$670	$124
Effects of Leases
Operating cash flows from operating leases	3,830	3,410
Leased assets obtained in exchange for operating lease liabilities	(3)	(2,157)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements presented in “Part I – Item 1. Financial Statements” of this Form 10-Q; our 2021 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2022.

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

Recent Events

Evolent Health’s Response to COVID-19

Due to the nature of the services we provide and market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations or our outlook. As of March 31, 2022, we had cash and cash equivalents of $210.2 million and as of the date the financial statements were available to be issued, we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months.

The COVID-19 pandemic has also affected global access to capital and caused significant volatility in financial markets. In addition, we have and are experiencing varying levels of inflation resulting in part from higher labor costs. Significant deterioration of the U.S. and global economies or rapid increases in inflation could have a significant adverse impact on our future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic, including resurgence of COVID-19 cases due to more contagious variants such as Omicron and the effectiveness of vaccines. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

Evolent’s focus throughout this pandemic has been the health and safety of its employees and their families, as well as ensuring that we continue to furnish uninterrupted high-quality service to our partners. Evolent has deployed a multi-faceted response to COVID-19, overseen by its Emergency Preparedness Team, led by the General Counsel, Chief Compliance Officer and Chief Talent Officer, that focuses on maintaining its workforce in a manner that does not disrupt service delivery or operations. Evolent is closely monitoring and overseeing any issues of noncompliance or deficiencies with client operational service level agreements and continuing to review contractual business requirements in light of state and federal mandates, emergency laws and orders, and available financial support opportunities. Evolent is also mindful of the impact COVID-19 has on its vendors and subcontractors and we will continue to work with them regarding our collective obligations to Evolent’s customers. We require a COVID-19 Business Continuity Attestation from subcontractors and vendors, confirming that operational and financial obligations will be met and aiming to ensure that privacy and security risks or incidents can be mitigated and disclosed in a timely manner.

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

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2022	2021 (1)
Cook County Health and Hospitals Systems	23.9%	28.8%
Florida Blue Medicare, Inc.	11.9%	14.7%
————————
(1)The denominator excludes $44.8 million of True Health premium revenue reclassified to discontinued operations for the three months ended March 31, 2021.

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of Vital Decisions

On August 2, 2021, Evolent Health LLC and EV Thunder Merger Sub, LLC, each wholly owned subsidiaries of the Company, and the Company entered into a definitive agreement for the Company to acquire Vital Decisions. On October 1, 2021, we consummated the acquisition of Vital Decisions for $46.5 million in cash and the issuance of 1.8 million shares of Class A common stock. Vital Decisions reports into Evolent’s specialty care management offering, New Century Health, and is consolidated into the Company’s Clinical Solutions segment. The transaction closed on October 1, 2021. Refer to Note 4 for additional discussion regarding the Vital Decisions transactions.

Conversion and Repayment of 2021 Notes

Upon maturity of the 2021 Notes on December 1, 2021, outstanding 2021 Notes with a principal amount of $26.7 million were settled, at the option of the holders, by converting $26.3 million aggregate principal amount of 2021 Notes to common shares and cash repayment of $0.4 million aggregate principal amount of 2021 Notes. Shares issued were valued based on the quoted trading prices on the conversion date for a total fair value of $28.5 million resulting in a loss on debt extinguishment of $2.2 million which was recorded in loss on repayment of debt on our consolidated statements of operations and comprehensive income (loss). Refer to Note 10 for additional discussion regarding conversion and repayment of our 2021 Notes.

Sale of True Health New Mexico

On January 11, 2021, Evolent LLC, EH Holdings and True Health, each wholly owned subsidiaries of the Company, entered into the SPA with Bright HealthCare, pursuant to which EH Holdings agreed to sell all of its equity interest in True Health to Bright HealthCare for a purchase price of $22.0 million plus excess risk based capital, subject to satisfaction of customary closing conditions, including regulatory approvals. The purchase price is subject to a customary purchase price adjustment following the one-year anniversary of the True Health Closing based in part on actual medical claims experience. The True Health Closing occurred on March 31, 2021 and the Company has had no continuing involvement with True Health subsequent to the Closing except a pre-existing services agreement for claims processing and other health plan administrative functions. As of the first quarter of 2021, the Company determined that True Health met the discontinued operations criteria under ASC 205, and as such, True Health results of operations for the three months ended March 31, 2021 are classified as discontinued operations and are not included in continuing operations in the consolidated financial statements. Refer to Note 5 for additional discussion regarding the True Health sale.

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

The following table provides a summary of our total costs associated with the Repositioning Plan by major type of cost (in thousands):

	Cumulative Costs Incurred through December 31, 2021	Incurred For the Three Months Ended March 31, 2021
Severance and termination benefits	$185	$109
Office space consolidation	2,742	2,071
Professional services	5,666	3,200
Total	$8,593	$5,380

Critical Accounting Policies and Estimates

The MD&A included in our 2021 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since our 2021 Form 10-K. See “Item 1. Financial Statements - Note 2” in this Form 10-Q for a summary of our significant accounting policies and see “Item 1. Financial Statements - Note 3” in this Form 10-Q for information regarding the Company’s adoption of new accounting standards.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2021 Form 10-K for a complete summary of our significant accounting policies.

Goodwill

We recognize the excess of the purchase price plus the fair value of any non-controlling interests in the acquiree over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. The Company has three reporting units and our annual goodwill impairment review occurs during the fourth quarter of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2022. We will perform our annual impairment test of October 31, 2022.

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The amendments in the ASU remove certain exceptions to the intraperiod tax allocation of losses and gains from different financial statement components and to the method of recognizing income taxes on interim period losses and the recognition of deferred tax liabilities for outside basis differences. In addition, the new guidance simplifies aspects of the accounting for franchise taxes and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted this standard on January 1, 2022 however, it did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature and no longer permits the use of the treasury stock method from calculating earnings per share. As a result, after adopting the ASU’s guidance, we will not separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The Company adopted the standard using a modified retrospective method as of January 1, 2022, with adjustments which reduced additional paid-in capital by $106.2 million and increased retained earnings by $39.8 million and increased the net carrying amount of the 2024 Notes and 2025 Notes by $25.1 million and $41.3 million.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended March 31,		Change Over Prior Period
	2022	2021	$	%
Revenue	$297,057	$215,071	$81,986	38.1%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	219,739	157,832	61,907	39.2%
Selling, general and administrative expenses	58,932	58,591	341	0.6%
Depreciation and amortization expenses	15,106	15,187	(81)	(0.5)%
Change in fair value of contingent consideration	6,078	(594)	6,672	1,123.2%
Total operating expenses	299,855	231,016	68,839	29.8%
Operating loss	$(2,798)	$(15,945)	$13,147	82.5%

Cost of revenue as a % of revenue	74.0%	73.4%
Selling, general and administrative expenses as a % of total revenue	19.8%	27.2%

Comparison of the Results for the Three Months Ended March 31, 2022 to 2021

Revenue

Total revenue increased by $82.0 million, or 38.1%, to $297.1 million for the three months ended March 31, 2022, as compared to 2021. This increase is primarily due to the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by segment and end-market (in thousands):

	For the Three Months Ended March 31,
	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions
Medicaid	$66,914	$60,929	$63,587	$43,339
Medicare	4,833	8,338	99,566	85,783
Commercial and other	35,111	15,571	27,046	1,111
Total	$106,858	$84,838	$190,199	$130,233

Revenue from our Evolent Health Services segment increased by $22.0 million for the three months ended March 31, 2022, as compared to 2021 due to expansion of services with existing customers. Revenue from our Clinical Solutions segment increased by $60.0 million for the three months ended March 31, 2022 as compared to 2021 due to new partner additions as well as expansion into new markets within current New Century Health Technology and Services Suite partners.

The following table represents the Company’s lives on platform as of March 31, 2022 and 2021 and PMPM fees for the three months ended March 31, 2022 and 2021 (Lives on Platform in thousands):

	Lives on Platform		Average PMPM Fees
	March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021
Evolent Health Services	2,079	1,982	$19.17	$14.60
Clinical Solutions
Performance suite	1,495	1,405	38.07	26.32
New Century Health Technology and Services suite	16,721	8,246	0.38	0.43

We had 41 and 39 operating partners as of March 31, 2022 and 2021, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the three months ended March 31, 2022, as compared to 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$69,801	$53,444	$149,382	$103,625	$556	$763	$219,739	$157,832

Cost of revenue increased by $61.9 million, or 39.2%, to $219.7 million for the three months ended March 31, 2022, as compared to 2021. Cost of revenue increased by approximately $38.6 million due to higher claims activity in our Clinical Solutions segment, $8.3 million due to higher personnel costs due to increased headcount and expected benefits accruals to employees, $9.9 million in higher professional fees primarily due to costs incurred for contracts that went live during the quarter and third-party service fees for existing customers and $9.6 million for the acceleration of amortization of contract costs for certain customers. Approximately $0.8 million and $0.6 million of total personnel costs was attributable to stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. Cost of revenue represented 74.0% and 73.4% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the three months ended March 31, 2022, as compared to 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$23,379	$20,126	$12,189	$5,570	$23,364	$32,895	$58,932	$58,591

Selling, general, and administrative expenses increased by $0.3 million, or 0.6%, to $58.9 million for the three months ended March 31, 2022, as compared to 2021. The increase is driven primarily by higher personnel fees due to increased headcount and expected benefits accruals to employees of $8.3 million and higher stock compensation of $1.4 million offset, in part by lower professional fees from the Repositioning Plan and shareholder advisory services of $7.4 million and the termination of certain leases of $2.5 million. Approximately $4.5 million and $3.1 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively. Acquisition and severance costs accounted for approximately $0.5 million and $2.0 million of total selling, general and administrative expenses for the three months ended March 31, 2022 and 2021, respectively. Selling, general and administrative expenses represented 19.8% and 27.2% of total revenue for the three months ended March 31, 2022, as compared to 2021, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives completed in the fourth quarter of 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $0.1 million, or 0.5%, to $15.1 million for the three months ended March 31, 2022, as compared to 2021. The decrease was due primarily to lower amortization on customer relationships of $0.6 million. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a gain (loss) on change in fair value of contingent consideration of $6.1 million and $(0.6) million for the three months ended March 31, 2022 and 2021, respectively. This variance is the result of changes in the fair values of contingent liabilities incurred from entering into the warrant agreements compared to the liabilities acquired as a result of the acquisition of Vital Decisions in October 2021.

Discussion of Non-Operating Results

Interest Income

Interest income consists of interest from investing cash in money market funds and interest from both our short-term and long-term investments. We recorded interest income of $0.1 million for both the three months ended March 31, 2022 and 2021, respectively.

Interest Expense

Our interest expense is primarily attributable to our 2021 Notes, 2024 Notes, 2025 Notes and Credit Agreement with Ares Capital Corporation. We recorded interest expense (including amortization of deferred financing costs) of approximately $2.2 million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense during the three months ended March 31, 2022 compared to 2021 is driven primarily by the adoption of ASU 2020-06 combined with the termination of the Ares Credit Agreement in January 2021. See “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for the information related to interest expense.

Gain from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gains from its equity method investments was approximately $0.6 million and $7.8 million for the three months ended March 31, 2022 and 2021 , respectively. The change in gain from equity method investees for the three months ended March 31, 2022 compared to 2021 is driven primarily by the sale of our Florida equity investee’s membership during the three months ended March 31, 2021.

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

Provision for Income Taxes

The Company recorded $1.2 million and $0.6 million in income tax expense for the three months ended March 31, 2022 and 2021, respectively, which resulted in effective tax rates of (29.0)% and (5.8)% respectively. The difference between our effective tax rate and our statutory rate is due primarily to the fact that the Company maintains a full valuation allowance recorded against its net deferred tax assets, with the exception of certain indefinite-lived components.

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
The following table summarizes the results of operations of the Company’s True Health business, which are included in the loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2021.

Revenue
Platform and operations	$38

Premiums	44,795
Total revenue	44,833

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	5,885
Claims expenses	33,954
Selling, general and administrative expenses (2)	5,764
Depreciation and amortization expenses	160
Total operating expenses	45,763
Operating loss	(930)
Interest income	112
Interest expense	(4)
Other loss	(25)
Loss before income taxes and non-controlling interests	(847)
Provision for income taxes	(326)
Net loss	$(521)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million for the three months ended March 31, 2021.
(2)Selling, general and administrative expenses include intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million for the three months ended March 31, 2021.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $2.8 million and $15.9 million for the three months ended March 31, 2022 and 2021, respectively. Net cash and restricted cash used in operating activities was $57.4 million and $48.2 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the Company had $210.2 million of cash and cash equivalents and $52.6 million in restricted cash and restricted investments.

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

	For the Three Months Ended March 31,
	2022	2021
Net cash and restricted cash used in operating activities	$(57,442)	$(48,163)
Net cash and restricted cash provided by investing activities	16,766	45,951
Net cash and restricted cash used in financing activities	(51,376)	(55,584)

Operating Activities

Cash flows used in operating activities of $57.4 million for the three months ended March 31, 2022 were primarily due to our net loss of $5.4 million, non-cash items including depreciation and amortization expenses of $15.1 million, stock-based compensation expense of $5.3 million amortization of contract cost assets of $11.7 million and change in fair value of contingent consideration of $6.1 million. Our operating cash inflows were affected by the timing of our customer and vendor payments driven by increases in accounts receivables and prepaid expenses and other assets and reductions in reserves for claims and performance-based arrangements and accrued compensation and employee benefits contributed approximately $91.9 million to our cash outflows.

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

Investing Activities

Cash flows provided by investing activities of $16.8 million in the three months ended March 31, 2022 were primarily attributable to $23.0 million from the transfer of membership and release of Passport escrow offset, in part by, $8.5 million of investments in internal-use software and purchases of property and equipment.

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

Financing Activities

Cash flows used in financing activities of $51.4 million in the three months ended March 31, 2022 were primarily related to a $34.4 million decrease in net working capital balances held on behalf of our partners for claims processing services and $16.2 million from taxes withheld for restricted stock unit vesting.

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

Cash flows from Discontinued Operations

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the three months ended March 31, 2021 were as follows:

Cash flows provided by operating activities	$5,002
Cash flows used in investing activities	(2,494)

Contractual Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2022. Our estimated contractual obligations (in thousands) as of March 31, 2022, were as follows:

	2022	2023-2024	2025-2026	2027+	Total
Operating leases for facilities (1)	$8,307	$20,321	$18,647	$40,225	$87,500
Purchase obligations related to vendor contracts	4,025	3,554	—	—	7,579
Debt interest and termination payments	6,684	13,369	2,588	—	22,641
Debt principal repayment	—	117,051	172,500	—	289,551
Total contractual obligations	$19,016	$154,295	$193,735	$40,225	$407,271
————————
(1)Operating leases for facilities includes $4.7 million due for leases that have not yet commenced.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the three months ended March 31, 2022, accounts receivable, net, increased due primarily to the timing of cash receipts from existing customers combined with modest receivables from new customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $52.6 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $38.9 million, collateral for letters of credit required as security deposits for facility leases of $2.3 million, amounts held with financial institutions for risk-sharing arrangements of $11.5 million as of March 31, 2022. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

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

Interest Rate Risk

As of March 31, 2022, the Company had cash and cash equivalents and restricted cash and restricted investments of $262.8 million, which consisted of bank deposits with FDIC participating banks of $261.6 million, bank deposits in international banks of $1.2 million.

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

As of March 31, 2022, we had $289.6 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation loss of $0.1 million for the three months ended March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The discussion in “Part I – Item 1. Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies - Litigation Matters.”

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K, and other documents filed with the SEC include discussions of our risk factors. There have been no material changes from the risk factors described in our 2021 Form 10-K for the quarterly period ended March 31, 2022.

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

10.1	Form of Corporate PSU Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan.

10.2	Form of Business Unit PSU Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL

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

Dated: May 4, 2022