Form 10-Q
period 2022-06-30
Evolent Health, Inc.
filed 2022-08-03
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, there were 91,669,520 shares of the registrant’s Class A common stock outstanding.

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
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including our acquisition of the Implantable Provider Group, Inc., which could divert management resources, result in unanticipated costs or dilute our stockholders;
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

i

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$193,070	$266,280
Restricted cash and restricted investments	74,377	75,685
Accounts receivable, net (1)	118,525	130,604
Prepaid expenses and other current assets (1)	37,173	51,391
Total current assets	423,145	523,960
Restricted cash and restricted investments	12,986	12,977
Investments in equity method investees	3,831	5,458
Property and equipment, net	92,627	81,365
Right-of-use assets - operating	50,873	50,203
Prepaid expenses and other noncurrent assets (1)	6,655	6,790
Contract cost assets	22,721	32,624
Intangible assets, net	264,846	279,784
Goodwill	426,228	426,297
Total assets	$1,303,912	$1,419,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$96,565	$96,084
Accrued liabilities (1)	75,846	107,241
Operating lease liability - current	6,389	7,069
Accrued compensation and employee benefits	29,371	51,861
Deferred revenue	8,711	11,944
Reserve for claims and performance - based arrangements (1)	125,960	171,294
Total current liabilities	342,842	445,493
Long-term debt, net	283,138	215,676
Other long-term liabilities	4,619	5,531
Operating lease liabilities - noncurrent	58,581	57,722
Deferred tax liabilities, net	1,644	1,403
Total liabilities	690,824	725,825
Commitments and Contingencies (See Note 11)
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 91,657,480 and 90,758,318 shares issued, respectively	916	908
Additional paid-in-capital	1,231,005	1,340,989
Accumulated other comprehensive loss	(782)	(362)
Retained earnings (accumulated deficit)	(596,928)	(626,779)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	613,088	693,633
Total liabilities and shareholders' equity	$1,303,912	$1,419,458
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue(1)	$319,939	$222,057	$616,996	$437,128

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	249,705	172,113	469,444	329,945
Selling, general and administrative expenses (1)	58,955	42,699	117,887	101,290
Depreciation and amortization expenses	15,112	14,916	30,218	30,103
Change in fair value of contingent consideration	800	—	6,878	(594)
Total operating expenses	324,572	229,728	624,427	460,744
Operating loss	(4,633)	(7,671)	(7,431)	(23,616)
Interest income	223	68	340	191
Interest expense	(2,148)	(6,274)	(4,389)	(12,611)
Gain from equity method investees	1,952	4,879	2,548	12,662
Gain on transfer of membership	—	—	—	22,969
Loss on repayment of debt	—	—	—	(19,158)
Other income (expense), net	297	(18)	475	(32)
Loss from continuing operations before income taxes	(4,309)	(9,016)	(8,457)	(19,595)
Provision for (benefit from) income taxes	(184)	91	1,018	702
Loss from continuing operations	(4,125)	(9,107)	(9,475)	(20,297)
Income (loss) from discontinued operations, net of tax (2)	(463)	—	(463)	1,383
Net loss attributable to common shareholders of Evolent Health, Inc.	$(4,588)	$(9,107)	$(9,938)	$(18,914)

Loss per common share
Basic and diluted
Continuing operations	$(0.05)	$(0.11)	$(0.11)	$(0.24)
Discontinued operations	—	—	—	0.02
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.05)	$(0.11)	$(0.11)	$(0.22)

Weighted-average common shares outstanding
Basic and diluted	90,071	85,448	89,792	85,056

Comprehensive income (loss)
Net loss	$(4,588)	$(9,107)	$(9,938)	$(18,914)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(288)	(58)	(420)	(89)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(4,876)	$(9,165)	$(10,358)	$(19,003)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $(0.5) million loss on disposal for the three and six months ended June 30, 2022 and $1.9 million gain on disposal of discontinued operations for the six months ended June 30, 2021, respectively.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended June 30, 2022
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of March 31, 2022	91,588	$916	$1,224,250	$(494)	$(592,340)	$(21,123)	$611,209

Stock-based compensation expense	—	—	7,011	—	—	—	7,011
Restricted stock units vested, net of shares withheld for taxes	69	—	(256)	—	—	—	(256)
Foreign currency translation adjustment	—	—	—	(288)	—	—	(288)
Net loss	—	—	—	—	(4,588)	—	(4,588)

Balance as of June 30, 2022	91,657	$916	$1,231,005	$(782)	$(596,928)	$(21,123)	$613,088

	For the Three Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of March 31, 2021	86,779	$868	$1,236,847	$(309)	$(598,985)	$(21,123)	$617,298

Stock-based compensation expense	—	—	3,653	—	—	—	3,653
Exercise of stock options	306	3	2,855	—	—	—	2,858
Restricted stock units vested, net of shares withheld for taxes	110	1	(455)	—	—	—	(454)
Foreign currency translation adjustment	—	—	—	(58)	—	—	(58)
Net loss	—	—	—	—	(9,107)	—	(9,107)

Balance as of June 30, 2021	87,195	$872	$1,242,900	$(367)	$(608,092)	$(21,123)	$614,190

See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30, 2022
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	90,759	$908	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633

Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	12,358	—	—	—	12,358
Exercise of stock options	37	—	309	—	—	—	309
Restricted stock units vested, net of shares withheld for taxes	403	4	(5,243)	—	—	—	(5,239)
Leveraged stock units vested, net of shares withheld for taxes	458	4	(11,236)	—	—	—	(11,232)
Foreign currency translation adjustment	—	—	—	(420)	—	—	(420)
Net loss	—	—	—	—	(9,938)	—	(9,938)

Balance as of June 30, 2022	91,657	$916	$1,231,005	$(782)	$(596,928)	$(21,123)	$613,088

	For the Six Months Ended June 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	85,895	$859	$1,229,320	$(278)	$(589,178)	$(21,123)	$619,600

Stock-based compensation expense	—	—	7,359	—	—	—	7,359
Exercise of stock options	900	9	9,367	—	—	—	9,376
Restricted stock units vested, net of shares withheld for taxes	400	4	(3,146)	—	—	—	(3,142)
Foreign currency translation adjustment	—	—	—	(89)	—	—	(89)
Net loss	—	—	—	—	(18,914)	—	(18,914)

Balance as of June 30, 2021	87,195	$872	$1,242,900	$(367)	$(608,092)	$(21,123)	$614,190

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows Used In Operating Activities
Net loss	$(9,938)	$(18,914)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration	6,878	(594)
Loss (gain) on discontinued operations	463	(1,904)
Gain from equity method investees	(2,548)	(12,662)
Depreciation and amortization expenses	30,218	30,263
Stock-based compensation expense	12,358	7,359
Deferred tax provision (benefit)	472	(268)
Amortization of contract cost assets	13,186	8,311
Amortization of deferred financing costs	1,079	8,837
Gain on transfer of membership	—	(22,969)
Loss on repayment of debt	—	19,158
Other current operating cash inflows (outflows), net	692	(729)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	13,042	(120,066)
Prepaid expenses and other current and non-current assets	(8,453)	(3,439)
Contract cost assets	(3,284)	(3,991)
Accounts payable	(823)	9,904
Accrued liabilities	(24,826)	(17,725)
Accrued compensation and employee benefits	(22,379)	(21,505)
Deferred revenue	(3,233)	2,490
Reserve for claims and performance-based arrangements	(45,334)	62,614
Right-of-use operating assets	(669)	4,621
Operating lease liabilities	179	(2,719)
Other long-term liabilities	(858)	1,518
Net cash and restricted cash used in operating activities	(43,778)	(72,410)
Cash Flows Provided by Investing Activities
Cash paid for asset acquisitions and business combinations	(9,070)	(1,472)
Proceeds from transfer of membership and release of Passport escrow	22,969	42,996
Disposal of non-strategic assets and divestiture of discontinued operations, net	—	3,490
Return of equity method investments	4,175	9,372
Purchases of investments	—	(2,994)
Maturities and sales of investments	—	500
Investments in internal-use software and purchases of property and equipment	(17,744)	(11,512)
Net cash and restricted cash provided by investing activities	330	40,380
Cash Flows Used In Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	360	2,399
Repayment of Credit Agreement including settlement of warrants	—	(98,420)
Proceeds from stock option exercises	309	9,376
Distributions to Sponsors	(14,884)	(1,300)
Taxes withheld and paid for vesting of equity awards	(16,471)	(3,142)
Net cash and restricted cash used in financing activities	(30,686)	(91,087)
See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	2022	2021
Effect of exchange rate on cash and cash equivalents and restricted cash	(375)	(54)
Net decrease in cash and cash equivalents and restricted cash	(74,509)	(123,171)
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	354,942	361,581
Cash and cash equivalents and restricted cash as of end-of-period (1)	$280,433	$238,410
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the six months ended June 30, 2021. See Note 5.
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

Since its inception, the Company has incurred losses from operations. As of June 30, 2022, the Company had unrestricted cash and cash equivalents of $193.1 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	June 30, 2022	December 31, 2021
Collateral for letters of credit for facility leases (1)	$2,269	$3,769
Collateral with financial institutions (2)	11,504	11,662
Claims processing services (3)	73,585	73,226
Other	5	5
Total restricted cash and restricted investments	$87,363	$88,662

Current restricted cash	74,377	75,685
Total current restricted cash and restricted investments	$74,377	$75,685

Non-current restricted cash	12,986	12,977
Total non-current restricted cash and restricted investments	$12,986	$12,977
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 12 for further discussion of our lease commitments.
(2)Represents collateral held with financial institutions for risk-sharing and other arrangements. As of June 30, 2022 and December 31, 2021, approximately $11.5 million and $11.7 million, respectively, of the collateral amounts were held in a FDIC participating bank account. See Note 17 for discussion of fair value measurement and Note 11 for discussion of our risk-sharing arrangements.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$193,070	$207,273
Restricted cash and restricted investments	87,363	31,137
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$280,433	$238,410
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the six months ended June 30, 2021. See Note 5.

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss) and was $3.8 million and $7.9 million for the three and six months ended June 30, 2022, respectively.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of June 30, 2022 and December 31, 2021, approximately 64% and 42% of gross accounts receivable was netted against claims payable in lieu of cash receipt. Furthermore, as of June 30, 2022, approximately 13% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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
The following table summarizes the results of operations of the Company’s True Health business, which are included in income from discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Revenue
Platform and operations	$—	$38
Premiums	—	44,795
Total revenue	—	44,833

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	—	5,885
Claims expenses	—	33,954
Selling, general and administrative expenses (2)	—	5,764
Depreciation and amortization expenses	—	160
Total operating expenses	—	45,763
Operating loss	—	(930)
Interest income	—	112
Interest expense	—	(4)
Other loss	—	(25)
Loss before income taxes and non-controlling interests	—	(847)
Provision for income taxes	—	(326)
Net loss	$—	$(521)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations in the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million for the six months ended June 30, 2021.
(2)Selling, general and administrative expenses includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million for the six months ended June 30, 2021.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the six months ended June 30, 2021:

Cash flows provided by operating activities	$5,002
Cash flows used in investing activities	(2,494)

Note 6. Revenue Recognition

We derive revenue primarily from platform and operations services.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market for (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Evolent Health Services		Clinical Solutions
Medicaid	$55,422	$52,064	$86,080	$53,648	$122,336	$112,993	$156,967	$96,987
Medicare	9,863	6,346	101,529	90,761	14,696	14,684	193,796	176,544
Commercial and other	27,051	16,453	39,994	2,785	62,162	32,023	67,039	3,897
Total	$92,336	$74,863	$227,603	$147,194	$199,194	$159,700	$417,802	$277,428
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $139.6 million of transaction price to performance obligations that are unsatisfied as of June 30, 2022. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 28%, 60% and 82% of these remaining performance obligations by December 31, 2022, 2023 and 2024, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Short-term receivables (1)	$116,580	$129,012
Long-term receivables (1)	5,038	4,877
Short-term deferred revenue	8,711	11,944
Long-term deferred revenue	3,605	4,437
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the six months ended June 30, 2022 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$16,381
Reclassification to revenue, as a result of performance obligations satisfied	(10,796)
Cash received in advance of satisfaction of performance obligations	6,731
Balance as of end of period	$12,316

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in a previous period was $19.5 million and $46.1 million for the three and six months ended June 30, 2022, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2022 and December 31, 2021, the Company had $3.8 million and $5.2 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2021, respectively.

In our platform and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2022 and December 31, 2021, the Company had $18.9 million and $27.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $1.2 million and $11.5 million for the three and six months ended June 30, 2022, respectively, and $4.6 million and $7.3 million for the three and six months ended June 30, 2021, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and customer advances for regulatory capital and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic and current inflationary pressures on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three and six months ended June 30, 2022. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three and six months ended June 30, 2022.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of June 30, 2022, 90% were current, 6% were past due less than 60 days, with 8% past due less than 120 days and at December 31, 2021, 90% was current, 2% was past due less than 60 days, with 3% past due less than 120 days. As of June 30, 2022 and December 31, 2021, in total we reported on the consolidated balance sheet $127.7 million and $171.5 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other assets, net of allowances of $3.1 million and $3.4 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Balance as of beginning of period	$(3,374)	$(7,056)
Provision for credit losses	322	(611)
Balance as of end of period	$(3,052)	$(7,667)

Note 8. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	June 30, 2022	December 31, 2021
Computer hardware	$26,452	$21,970
Furniture and equipment	4,021	3,581
Internal-use software development costs	173,099	159,587
Leasehold improvements	23,112	15,325
Total property and equipment	226,684	200,463
Accumulated depreciation and amortization expenses	(134,057)	(119,098)
Total property and equipment, net	$92,627	$81,365

The Company capitalized $7.1 million and $13.5 million for the three and six months ended June 30, 2022, respectively, and $5.6 million and $11.1 million for the three and six months ended June 30, 2021, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $71.5 million and $71.2 million as of June 30, 2022 and December 31, 2021, respectively.

Depreciation expense related to property and equipment was $7.8 million and $15.4 million for the three and six months ended June 30, 2022, respectively, and $7.6 million and $15.4 million for the three and six months ended June 30, 2021, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.5 million and $13.2 million for the three and six months ended June 30, 2022, respectively, and $6.6 million and $13.3 million for the three and six months ended June 30, 2021, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and six months ended June 30, 2022. We will perform our annual impairment test on October 31, 2022.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2021(1)	$214,334	$211,963	$426,297
Foreign currency translation	(69)	—	(69)
Balance as of June 30, 2022	$214,265	$211,963	$426,228

Balance as of December 31, 2020(1)	$214,354	$134,675	$349,029
Foreign currency translation	(20)	—	(20)
Balance as of June 30, 2021	$214,334	$134,675	$349,009
————————
(1)Net of cumulative inception to date impairment of $575.5 million as of both December 31, 2021 and 2020.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) as of June 30, 2022 and December 31, 2021 are presented below:

	June 30, 2022				December 31, 2021
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	11.9	$25,800	$8,466	$17,334	12.4	$25,800	$7,693	$18,107
Customer relationships	14.4	311,019	81,125	229,894	14.9	311,019	72,697	238,322
Technology	1.7	87,922	77,041	10,881	2.0	87,922	73,378	14,544
Below market lease, net	0.8	1,218	1,050	168	1.3	1,218	950	268
Provider network contracts (1)	1.7	16,236	9,667	6,569	2.2	16,417	7,874	8,543
Total intangible assets, net		$442,195	$177,349	$264,846		$442,376	$162,592	$279,784

Amortization expense related to intangible assets was $7.3 million and $14.8 million for the three and six months ended June 30, 2022, respectively, and $7.2 million and $14.7 million for the three and six months ended June 30, 2021, respectively.

Future estimated amortization of intangible assets (in thousands) as of June 30, 2022, is as follows:

2022	$14,375
2023	26,760
2024	20,875
2025	19,330
2026	19,153
Thereafter	164,353
Total future amortization of intangible assets	$264,846

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and six months ended June 30, 2022, that would require an impairment test for our intangible assets.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $1.0 million and $2.0 million for both the three and six months ended June 30, 2022 and 2021, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $38.1 million decrease in additional paid-in capital and a $1.3 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and an $11.7 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2024 Notes. These adjustments resulted in an increase of $25.1 million to the debt component of the 2024 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2024 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2021, respectively.

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

Credit Agreement

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company (the “2019 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial secured term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019. The proceeds of the Initial Term Loan were used to finance the transactions contemplated by the Passport APA and pay fees and expenses incurred in connection therewith.

On August 19, 2020, an amendment to the Company's 2019 Credit Agreement became effective. The amendment effected changes to, among other things, permit the Company's use of cash in the exchange transactions in connection with the issuance of the 2024 Notes, permit the issuance of the 2024 Notes and permit certain note repurchases, as well as to implement amendments to certain minimum liquidity thresholds.

On January 8, 2021, the Company repaid all outstanding amounts owed under and terminated the 2019 Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Capital Corporation under the 2019 Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. As a result of this transaction, the Company recorded a loss on the repayment of debt of $19.2 million, representing the remaining unamortized debt issuance costs of $9.5 million, the make-whole premium and $35 thousand of legal expenses.

Warrant Agreement

In conjunction with the Company’s entry into the 2019 Credit Agreement, the Company entered into warrant agreements whereby it agreed to sell to the holders of the warrants an aggregate of 1,513,786 shares of Class A common stock at a per share purchase price equal to $8.05. The holders could exercise the warrants at any time until thirty days after the maturity of the 2019 Credit Agreement. The Company, at its sole discretion, could elect to pay the holders in cash in an amount determined based on the fair market value of the Class A common stock for the shares of Class A common stock issuable upon exercise of the warrants in lieu of delivering the shares.

On January 8, 2021, the Company settled the outstanding warrants associated with the 2019 Credit Agreement for $13.7 million.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.7 million and $1.3 million for both the three and six months ended June 30, 2022 and 2021 respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $71.8 million decrease in additional paid-in capital and a $2.5 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and a $28.1 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2025 Notes. These adjustments resulted in an increase of $41.3 million to the debt component of the 2025 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2025 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2021, respectively.

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

Convertible Senior Notes Carrying Value

The 2024 Notes and 2025 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of June 30, 2022. However, the 2024 Notes and 2025 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes and 2025 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
2024 Notes
Carrying value	$114,893	$89,361
Unamortized debt discount and issuance costs	2,158	27,690
Principal amount	$117,051	$117,051
Remaining amortization period (years)	2.4	2.9
Fair value(1)	$197,477	$195,445

2025 Notes
Carrying value	$168,245	$126,315
Unamortized debt discount and issuance costs	4,255	46,185
Principal amount	$172,500	$172,500
Remaining amortization period (years)	3.3	3.8
Fair value(1)	$195,434	$177,251
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of June 30, 2022 and December 31, 2021, the Company was party to irrevocable standby letters of credit with a bank for $13.8 million and $15.4 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $13.8 million and $15.4 million, respectively, in restricted cash and restricted investments as collateral as of June 30, 2022 and December 31, 2021. The letters of credit have current expiration dates between June 2022 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three and six months ended June 30, 2022, respectively.

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of June 30, 2022, no amounts have been funded under this guarantee.

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

The following summarizes premiums and claims assumed under the Reinsurance Agreements (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Reinsurance premiums assumed	$(2)	$17,576
Claims assumed	149	16,863
Claims-related administrative expenses	—	545
Increase (decrease) in reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement	(151)	168
Reserves for claims and performance-based arrangements attributable to the Reinsurance Agreement at the beginning of the period	90	4,002
Impact of consolidation on payable for claims and performance-based arrangements attributable to the Reinsurance Agreement	—	—
Reinsurance payments paid (received)	(328)	7,506
Payable (receivable) for claims and performance-based arrangements attributable to the Reinsurance Agreement at the end of the period	$267	$(3,336)

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020, a second amended complaint was filed on June 8, 2020, and a third amended complaint, now titled Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, was filed on December 2, 2021. On July 13, 2022, the parties to the class action executed a term sheet for settlement of the litigation, subject to documentation of the settlement and approval of the court after notice to class members. On August 2, 2022, the lead plaintiff in the case filed an unopposed motion seeking preliminary approval of the settlement and related exhibits, including draft notice to class members and a proposed final order. The settlement stipulation is subject to preliminary and final approval by the court. If the settlement is approved, we expect that the agreed-upon settlement payment of $23.5 million will be funded entirely by applicable directors’ and officers’ liability insurance. As such, we do not expect to incur a significant net loss or cash outflow as a result of the settlement of this matter.

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (“Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs have not yet responded to the motion to dismiss and there is not currently a briefing schedule on file with the Delaware Chancery Court. Based on the Company’s investigation, we believe the case has little legal or factual merit. However, the outcome of any litigation is uncertain.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2022, approximately 98.6% of our $280.4 million of cash and cash equivalents, restricted cash and restricted investments were held in bank deposits with FDIC participating banks and approximately 0.9% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cook County Health and Hospitals System	24.5%	*
Florida Blue Medicare, Inc.	*	46.4%
Molina Healthcare	10.3%	10.4%
The Centers for Medicare and Medicaid Services	12.0%	*
Bright Health Management, Inc.	11.4%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cook County Health and Hospitals Systems	24.1%	29.6%	24.0%	29.2%
Florida Blue Medicare, Inc.	11.7%	14.2%	11.8%	14.5%
Blue Cross and Blue Shield of North Carolina	10.2%	*	*	*
————————
*     Represents less than 10.0% of the respective balance.

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

In connection with various lease agreements, the Company is required to maintain $2.3 million and $3.8 million in letters of credit as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company held $2.3 million and $3.8 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of June 30, 2022 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	9.6	$34,014	$1,579
Riverside, IL	8.8	39,712	232
Edison, NJ	3.8	1,981	222
Pune, India	1.3	864	—
Brea, CA	4.9	4,304	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,231	$2,437	$4,505	$7,255
Variable lease cost	1,171	1,192	2,497	2,513
Total lease cost	$3,402	$3,629	$7,002	$9,768

Maturity of lease liabilities (in thousands) as of June 30, 2022, is as follows:

Operating lease expense
2022	$5,196
2023	10,271
2024	10,025
2025	9,651
2026	8,987
Thereafter	40,377
Total lease payments	84,507
Less:
Interest	19,537
Present value of lease liabilities	$64,970

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

June 30, 2022
Weighted average discount rate	6.30%
Weighted average remaining lease term	8.3

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Loss from continuing operations	$(4,125)	$(9,107)	$(9,475)	$(20,297)
Income (loss) from discontinued operations, net of tax	(463)	—	(463)	1,383
Net loss attributable to common shareholders of Evolent Health, Inc.	$(4,588)	$(9,107)	$(9,938)	$(18,914)

Weighted-average common shares outstanding - basic and diluted	90,071	85,448	89,792	85,056

Loss per common share
Basic and diluted
Continuing operations	$(0.05)	$(0.11)	$(0.11)	$(0.24)
Discontinued operations	—	—	—	0.02
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.05)	$(0.11)	$(0.11)	$(0.22)

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,642	2,052	1,817	1,793
Stock options	1,852	1,801	1,807	1,833
Convertible senior notes	11,582	12,696	11,582	12,696
Total	15,076	16,549	15,206	16,322

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Award Type
Stock options	$91	$267	$253	$671
RSUs	4,647	2,427	7,948	4,401
LSUs	382	222	1,157	1,307
PSUs	1,892	737	3,000	980
Total compensation expense by award type	$7,012	$3,653	$12,358	$7,359

Line Item
Cost of revenue	$1,162	$892	$1,962	$1,487
Selling, general and administrative expenses	5,850	2,761	10,396	5,872
Total compensation expense by financial statement line item	$7,012	$3,653	$12,358	$7,359

No stock-based compensation was capitalized as software development costs for the three and six months ended June 30, 2022 and 2021.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
RSUs	63	89	980	1,028
PSUs	—	—	479	319

Note 15. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year.

An income tax expense (benefit) of $(0.2) million and $1.0 million and was recognized for the three and six months ended June 30, 2022, respectively, which resulted in effective tax rates of 3.9% and (11.4)%, respectively. An income tax expense (benefit) of $0.1 million and $0.7 million was recognized for the three and six months ended June 30, 2021, respectively, which resulted in effective tax rates of (1.0)% and (3.6)%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax expense recorded during the three and six months ended June 30, 2022 and 2021 primarily relates to foreign taxes.

As of December 31, 2021, the Company had unrecognized tax benefits of $0.6 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of June 30, 2022, there are no changes to the unrecognized tax benefits. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of June 30, 2022 and December 31, 2021, the Company’s economic interests in its equity method investments ranged between 4% and 38% and 4% and 39%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $2.0 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $4.9 million and $12.7 million for the three and six months ended June 30, 2021, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.9 million and $7.5 million for the three and six months ended June 30, 2022, respectively, and $2.3 million and $8.6 million for the three and six months ended June 30, 2021, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$33,400	$33,400
Total fair value of liabilities measured on a recurring basis	$—	$—	$33,400	$33,400

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$28,700	$28,700
Total fair value of liabilities measured on a recurring basis	$—	$—	$28,700	$28,700
(1) Represents the fair value of earn-out consideration related to the Vital Decisions transaction as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three and six months ended June 30, 2022 and 2021, respectively.

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

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Balance as of beginning of period	$28,700	$13,730
Settlements	—	(13,730)
Unrealized losses	4,700	—
Balance as of end of period	$33,400	$—

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	June 30, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$33,400	Real options approach	Risk-neutral expected earnout consideration	$36,277
			Discount rate	10.83%

	December 31, 2021
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$28,700	Real options approach	Risk-neutral expected earnout consideration	$30,935
			Discount rate	6.04%

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	June 30, 2022	December 31, 2021
Assets
Accounts receivable, net	$4,191	$2,719
Prepaid expenses and other current assets	—	15
Prepaid expenses and other noncurrent assets	5,038	4,877

Liabilities
Accounts payable	$323	$1,967
Accrued liabilities	972	1,120
Reserve for claims and performance-based arrangements	—	734

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$42,810	$10,368	$74,874	$25,943

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	36,684	606	63,145	1,099
Selling, general and administrative expenses	236	81	302	112

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

The following table provides a summary of our total costs associated with the Repositioning Plan by major type of cost (in thousands):

	Cumulative Costs Incurred through December 31, 2021	Incurred For the Three Months Ended June 30, 2021	Incurred For the Six Months Ended June 30, 2021
Severance and termination benefits	$185	$76	$185
Office space consolidation	2,742	—	2,071
Professional services	5,666	587	3,787
Total	$8,593	$663	$6,043

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

The following tables present our segment information (in thousands):

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated Total
Revenue
For the Three Months Ended June 30, 2022
Total revenue	$92,796	$227,603	$(460)	$319,939	$—	$319,939

For the Three Months Ended June 30, 2021
Total revenue	$75,323	$147,194	$(460)	$222,057	$—	$222,057

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Consolidated Total
For the Three Months Ended June 30, 2022
Adjusted EBITDA	$15,129	$13,492	$28,621	$(6,882)	$21,739

For the Three Months Ended June 30, 2021
Adjusted EBITDA	$6,531	$13,597	$20,128	$(6,782)	$13,346

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated Total
Revenue
For the Six Months Ended June 30, 2022
Total revenue	$200,114	$417,802	$(920)	$616,996	$—	$616,996

For the Six Months Ended June 30, 2021
Total revenue	$160,609	$277,417	$(898)	$437,128	$—	$437,128

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Consolidated Total
For the Six Months Ended June 30, 2022
Adjusted EBITDA	$23,346	$35,688	$59,034	$(13,040)	$45,994

For the Six Months Ended June 30, 2021
Adjusted EBITDA	$12,473	$29,573	$42,046	$(13,793)	$28,253
————————
(1)Corporate includes various finance, human resources, legal, executive and other corporate infrastructure expenses.

The following table presents our reconciliation of consolidated segments total Adjusted EBITDA to net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders of Evolent Health, Inc.	$(4,588)	$(9,107)	$(9,938)	$(18,914)
Less:
Interest income	223	68	340	191
Interest expense	(2,148)	(6,274)	(4,389)	(12,611)
Benefit from (provision for) income taxes	184	(91)	(1,018)	(702)
Depreciation and amortization expenses	(15,112)	(14,916)	(30,218)	(30,103)
Gain on transfer of membership	—	—	—	22,969
Loss on repayment of debt, net	—	—	—	(19,158)
Gain from equity method investees	1,952	4,879	2,548	12,662
Change in fair value of contingent consideration	(800)	—	(6,878)	594
Other income (expense), net	297	(18)	475	(32)
Repositioning costs	—	(663)	—	(6,043)
Stock-based compensation expense	(7,012)	(3,653)	(12,358)	(7,359)
Severance costs	—	—	(39)	(52)
Amortization of contract cost assets	(27)	(196)	(54)	(323)
Strategy and shareholder advisory expenses	—	(1,513)	—	(6,513)
Acquisition costs	(3,421)	(76)	(3,878)	(2,070)
Gain (loss) from discontinued operations (1)	(463)	—	(463)	1,383
Adjusted EBITDA	$21,739	$13,346	$45,994	$28,253
————————
(1)Includes $(0.5) million loss on disposal of discontinued operations for the three and six months ended June 30, 2022 and $1.9 million gain on disposal of discontinued operations for the six months ended June 30, 2021, respectively.

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Six Months Ended June 30,
	2022			2021
	EHS (1)	Clinical Solutions (1)	Total	EHS (1)	Clinical Solutions (1)	Total
Beginning balance	$25,618	$145,676	$171,294	$56,295	$122,532	$178,827

Incurred costs related to current period	—	246,955	246,955	8,669	219,343	228,012
Incurred costs related to prior period	(10,289)	32,727	22,438	6,293	215	6,508
Less:
Paid costs related to current period	(1,239)	202,747	201,508	20,801	73,379	94,180
Paid costs related to prior period	436	100,709	101,145	20,673	71,392	92,065
Change during the year	(9,486)	(23,774)	(33,260)	(26,512)	74,787	48,275

Impact of consolidation on reserves for claims and performance-based arrangements	—	—	—	—	—	—
Other adjustments (2)	—	(12,074)	(12,074)	3,721	7,282	11,003
Ending balance	$16,132	$109,828	$125,960	$33,504	$204,601	$238,105
————————
(1)Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.
(2)Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$1,118	$668
Effects of Leases
Operating cash flows from operating leases	7,010	6,622
Leased assets disposed of (obtained in) exchange for operating lease liabilities	4,153	(2,157)

Note 23. Subsequent Events

Acquisition of IPG

On June 24, 2022, the Company, Evolent Health LLC, and Endzone Merger Sub, Inc, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TPG Growth Iceman Parent, Inc., and TPG Growth V Iceman, L.P. to acquire Implantable Provider Group, Inc. (“IPG”) for $250.0 million in cash and $125.0 million in Class A Common Stock of the Company, together with a potential earnout of up to $87.0 million payable in in cash and shares of Class A Common Stock of the Company in 2023. On August 1, 2022, the transactions contemplated by the Merger Agreement were consummated and the Company issued 3.7 million shares of Class A Common Stock in connection therewith. IPG will report into Evolent’s specialty care management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment.

Ares Secured Credit Facilities

On August 1, 2022 (the “Closing Date”), the Company entered into a Credit Agreement, by and among the Company, Evolent Health LLC (“Evolent”), Endzone Merger Sub, Inc. (“Endzone” or “Initial Borrower”), which upon consummation of the transactions contemplated by the Merger Agreement will be merged with and into TPG Growth Iceman Parent, Inc., Implantable Provider Group, Inc. (“Implantable”, collectively with Evolent, Endzone and TPG Growth Iceman Parent, the “Borrowers” and each a “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Ares Capital Corporation, as administrative agent, and ACF Finco I LP, as collateral agent and as revolver agent (the “2022 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrowers in the form of (i) an initial term loan in the aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) a revolving credit facility in the aggregate principal amount of up to $50.0 million, to be determined by reference to the lesser of $50.0 million, to be determined by reference to the lesser of $50.0 million and a borrowing base (the “Revolving Facility” and, together with the Initial Term Loan Facility, the “2022 Credit Facilities”), subject to the satisfaction of specified conditions. The Borrowers borrowed the loan under the Initial Term Loan Facility on August 1, 2022 (the “Initial Term Loan”), and also borrowed $50.0 million under the Revolving Facility on the Closing Date.

In connection with the 2022 Credit Agreement, on August 1, 2022, the Company entered into a Security Agreement, by and among the Company, the Borrowers, the other guarantors and the collateral agent for the benefit of the secured parties and a Guarantee Agreement, by the Company and each of the other guarantors in favor of the collateral agent for the benefit of the secured parties.

Use of Proceeds. The proceeds of the Initial Term Loan may be used to fund ongoing working capital needs and other growth capital expenditure investments, and to finance the transactions contemplated by the Merger Agreement and fund fees and expenses incurred in connection therewith. The proceeds of the Revolving Facility may be used to finance the transactions contemplated by the Merger Agreement and to pay fees and expenses incurred in connection therewith on the Closing Date and thereafter to fund acquisitions, ongoing working capital needs and other growth capital investments and to pay fees and expenses in connection therewith.

Maturity. The Initial Term Loan and loans under the Revolving Facility will mature on the date that is the earliest of (a) August 1, 2027, (b) the date on which all amounts outstanding under the 2022 Credit Agreement have been declared or have automatically become due and payable under the terms of the 2022 Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of any Junior Debt (as defined in the 2022 Credit Agreement) unless certain liquidity conditions are satisfied.

Interest and Fees. The interest rate for each loan under the 2022 Credit Facilities is calculated, at the option of the Borrowers, (a) in the case of a Term Loan, at either the Adjusted Term SOFR Rate (as defined in the 2022 Credit Agreement) plus 5.50%, or the base rate plus 4.50% and (b) in the case of a Revolving Loan, at either the Adjusted Term SOFR Rate plus 3.50%, or the base rate plus 2.50%. A commitment fee of (a) 2.00% per annum of the aggregate amount of the commitments in respect of the Term Loan Facility as of the Closing Date and (b) 2.00% of the aggregate amount of the commitments in respect of the Revolving Facility as of the Closing Date is payable by the Borrowers quarterly in arrears.

Prepayment. Amounts outstanding under the Credit Facility may be prepaid at the option of the Company subject to applicable premiums and a call protection premium payable on the amount prepaid in certain instances as follows: (1) 3.00% of the principal amount so prepaid after the Closing Date but prior to the first anniversary of the Closing Date; (2) 2.00% of the principal amount so prepaid after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date; (3) 1.00% of the principal amount so prepaid after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date; and (4) 0.00% of the principal amount so prepaid on or after the third anniversary of the Closing Date. Amounts outstanding under the Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction.

Guarantees and Collateral. The 2022 Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The 2022 Credit Facilities are secured by a first priority security interest in all of the capital stock of each borrower and guarantor (other than the Company) and substantially all of the assets of each borrower and guarantor, subject to certain exceptions.

Covenants and Other Provisions. The 2022 Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum liquidity test commencing upon closing of the 2022 Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending September 30, 2022. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the 2022 Credit Facilities.

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

Recent Events

Evolent Health’s Response to COVID-19

Due to the nature of the services we provide and market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition, the results of operations, or our outlook. As of June 30, 2022, we had cash and cash equivalents of $193.1 million and as of the date the financial statements were available to be issued, we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months.

The COVID-19 pandemic has also affected global access to capital and caused significant volatility in financial markets. In addition, we have and are experiencing varying levels of inflation resulting in part from higher labor costs. Significant deterioration of the U.S. and global economies or rapid increases in inflation could have an adverse impact on our future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on medical costs (including in oncology and cardiology), our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic, including resurgence of COVID-19 cases due to more contagious variants such as Omicron and the effectiveness of vaccines. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

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

Summary of Impact of COVID-19

In evaluating the impact of COVID-19 on our business, we considered, among other factors, the nature of the services we provide, end market trends and outlook and customer-specific trends. In addition, we focused on possible changes in membership and medical utilization trends. Based on our analysis, we do not believe that our overall membership has been significantly impacted by the pandemic to date. With regards to medical utilization trends, in particular in our two largest specialties oncology and cardiology, while forecasting future impact is challenging, our analysis suggests that utilization during the six months ended June 30, 2022 (as measured by authorizations per thousand members) is similar to what it was before the pandemic.

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

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the six months ended June 30, 2022. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cook County Health and Hospitals Systems	24.1%	29.6%	24.0%	29.2%
Florida Blue Medicare, Inc.	11.7%	14.2%	11.8%	14.5%
Blue Cross and Blue Shield of North Carolina	10.2%	*	*	*
————————
*     Represents less than 10.0% of the respective balance.

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of IPG

On June 24, 2022, the Company, Evolent Health LLC, and Endzone Merger Sub, Inc, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TPG Growth Iceman Parent, Inc., and TPG Growth V Iceman, L.P. to acquire Implantable Provider Group, Inc. (“IPG”) for $250.0 million in cash and $125.0 million in Class A Common Stock of the Company, together with a potential earnout of up to $87.0 million payable in in cash and shares of Class A Common Stock of the Company in 2023. On August 1, 2022, the transactions contemplated by the Merger Agreement were consummated and the Company issued 3.7 million shares of Class A Common Stock in connection therewith. IPG will report into Evolent’s specialty care management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment.

Ares Secured Credit Facilities

On August 1, 2022 (the “Closing Date”), the Company entered into a Credit Agreement, by and among the Company, Evolent Health LLC (“Evolent”), Endzone Merger Sub, Inc. (“Endzone” or “Initial Borrower”), which upon consummation of the transactions contemplated by the Merger Agreement will be merged with and into TPG Growth Iceman Parent, Inc., Implantable Provider Group, Inc. (“Implantable”, collectively with Evolent, Endzone and TPG Growth Iceman Parent, the “Borrowers” and each a “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Ares Capital Corporation, as administrative agent, and ACF Finco I LP, as collateral agent and as revolver agent (the “2022 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrowers in the form of (i) an initial term loan in the aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) a revolving credit facility in the aggregate principal amount of up to $50.0 million, to be determined by reference to the lesser of $50.0 million and a borrowing base (the “Revolving Facility” and, together with the Initial Term Loan Facility, the “2022 Credit Facilities”), subject to the satisfaction of specified conditions. The Borrowers borrowed the loan under the Initial Term Loan Facility on August 1, 2022 (the “Initial Term Loan”), and also borrowed $50.0 million under the Revolving Facility on the Closing Date.

In connection with the 2022 Credit Agreement, on August 1, 2022, the Company entered into a Security Agreement, by and among the Company, the Borrowers, the other guarantors and the collateral agent for the benefit of the secured parties and a Guarantee Agreement, by the Company and each of the other guarantors in favor of the collateral agent for the benefit of the secured parties.

Use of Proceeds. The proceeds of the Initial Term Loan may be used to fund ongoing working capital needs and other growth capital expenditure investments, and to finance the transactions contemplated by the Merger Agreement and fund fees and expenses incurred in connection therewith. The proceeds of the Revolving Facility may be used to finance the transactions contemplated by the Merger Agreement and to pay fees and expenses incurred in connection therewith on the Closing Date and thereafter to fund acquisitions, ongoing working capital needs and other growth capital investments and to pay fees and expenses in connection therewith.

Maturity. The Initial Term Loan and loans under the Revolving Facility will mature on the date that is the earliest of (a) August 1, 2027, (b) the date on which all amounts outstanding under the 2022 Credit Agreement have been declared or have automatically become due and payable under the terms of the 2022 Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of any Junior Debt (as defined in the 2022 Credit Agreement) unless certain liquidity conditions are satisfied.

Interest and Fees. The interest rate for each loan under the 2022 Credit Facilities is calculated, at the option of the Borrowers, (a) in the case of a Term Loan, at either the Adjusted Term SOFR Rate (as defined in the 2022 Credit Agreement) plus 5.50%, or the base rate plus 4.50% and (b) in the case of a Revolving Loan, at either the Adjusted Term SOFR Rate plus 3.50%, or the base rate plus 2.50%. A commitment fee of (a) 2.00% per annum of the aggregate amount of the commitments in respect of the Term Loan Facility as of the Closing Date and (b) 2.00% of the aggregate amount of the commitments in respect of the Revolving Facility as of the Closing Date is payable by the Borrowers quarterly in arrears.

Prepayment. Amounts outstanding under the Credit Facility may be prepaid at the option of the Company subject to applicable premiums and a call protection premium payable on the amount prepaid in certain instances as follows: (1) 3.00% of the principal amount so prepaid after the Closing Date but prior to the first anniversary of the Closing Date; (2) 2.00% of the principal amount so prepaid after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date; (3) 1.00% of the principal amount so prepaid after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date; and (4) 0.00% of the principal amount so prepaid on or after the third anniversary of the Closing Date. Amounts outstanding under the Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction.

Guarantees and Collateral. The 2022 Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The 2022 Credit Facilities are secured by a first priority security interest in all of the capital stock of each borrower and guarantor (other than the Company) and substantially all of the assets of each borrower and guarantor, subject to certain exceptions.

Covenants and Other Provisions. The 2022 Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum liquidity test commencing upon closing of the 2022 Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending September 30, 2022. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the 2022 Credit Facilities.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the six months ended June 30, 2022. We will perform our annual impairment test on October 31, 2022.

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

Revenue

We derive revenue primarily from platform and operations services.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended June 30,		Change Over Prior Period		For the Six Months Ended June 30,		Change Over Prior Period
	2022	2021	$	%	2022	2021	$	%
Revenue	$319,939	$222,057	$97,882	44.1%	$616,996	$437,128	$179,868	41.1%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	249,705	172,113	77,592	45.1%	469,444	329,945	139,499	42.3%
Selling, general and administrative expenses	58,955	42,699	16,256	38.1%	117,887	101,290	16,597	16.4%
Depreciation and amortization expenses	15,112	14,916	196	1.3%	30,218	30,103	115	0.4%
Change in fair value of contingent consideration	800	—	800	100.0%	6,878	(594)	7,472	(1,257.9)%
Total operating expenses	324,572	229,728	94,844	41.3%	624,427	460,744	163,683	35.5%
Operating loss	$(4,633)	$(7,671)	$3,038	39.6%	$(7,431)	$(23,616)	$16,185	68.5%

Cost of revenue as a % of revenue	78.0%	77.5%			76.1%	75.5%
Selling, general and administrative expenses as a % of total revenue	18.4%	19.2%			19.1%	23.2%

Comparison of the Results for the Three Months Ended June 30, 2022 to 2021

Revenue

Total revenue increased by $97.9 million, or 44.1%, to $319.9 million for the three months ended June 30, 2022, as compared to 2021. This increase is primarily due to the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by segment and end-market (in thousands):

	For the Three Months Ended June 30,
	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions
Medicaid	$55,422	$52,064	$86,080	$53,648
Medicare	9,863	6,346	101,529	90,761
Commercial and other	27,051	16,453	39,994	2,785
Total	$92,336	$74,863	$227,603	$147,194

Revenue from our Evolent Health Services segment increased by $17.5 million for the three months ended June 30, 2022, as compared to 2021 due to expansion of services with existing customers. Revenue from our Clinical Solutions segment increased by $80.4 million for three months ended June 30, 2022 as compared to 2021 due to new partner additions as well as expansion into new markets within current New Century Health Technology and Services Suite partners.

The following table represents the Company’s lives on platform as of June 30, 2022 and 2021 and PMPM fees for the three months ended June 30, 2022 and 2021 (Lives on Platform in thousands):

	Lives on Platform		Average PMPM Fees
	June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021
Evolent Health Services	2,095	1,534	$14.58	$13.81
Clinical Solutions
Performance suite	2,539	1,436	34.58	32.39
New Century Health Technology and Services suite	17,299	9,248	0.36	0.37

We had 48 and 41 operating partners as of June 30, 2022 and 2021, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$105,595	$49,256	$143,457	$122,355	$653	$502	$249,705	$172,113

Cost of revenue increased by $77.6 million, or 45.1%, to $249.7 million for the three months ended June 30, 2022, as compared to 2021. Cost of revenue increased by approximately $57.5 million due to higher claims activity in our Clinical Solutions and Evolent Health Services segments, $12.9 million due to higher personnel costs due to increased headcount and expected benefits accruals to employees and $7.3 million in higher professional fees primarily due to costs incurred for contracts that went live during the quarter and third-party service fees for existing customers. Approximately $1.2 million and $0.9 million of total personnel costs was attributable to stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. Cost of revenue represented 78.0% and 77.5% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$18,351	$18,763	$14,034	$9,592	$26,570	$14,344	$58,955	$42,699

Selling, general, and administrative expenses increased by $16.3 million, or 38.1%, to $59.0 million for the three months ended June 30, 2022, as compared to 2021. The increase is driven primarily by higher personnel fees due to increased headcount and expected benefits accruals to employees of $8.3 million and higher stock compensation of $3.1 million offset, in part by lower professional fees from the Repositioning Plan and shareholder advisory services of $2.9 million and the termination of certain leases of $0.3 million. Approximately $5.9 million and $2.8 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. Acquisition and severance costs accounted for approximately $3.4 million and $0.1 million of total selling, general and administrative expenses for the three months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses represented 18.4% and 19.2% of total revenue for the three months ended June 30, 2022, as compared to 2021, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives completed in the fourth quarter of 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.2 million, or 1.3%, to $15.1 million for the three months ended June 30, 2022, as compared to 2021. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $0.8 million for the three months ended June 30, 2022 related to contingent consideration incurred as a result of the acquisition of Vital Decisions in October 2021.

Comparison of the Results for the Six Months Ended June 30, 2022 to 2021

Revenue

Total revenue increased by $179.9 million, or 41.1%, to $617.0 million for the six months ended June 30, 2022, as compared to 2021. This increase is primarily due to the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by segment and end-market (in thousands):

	For the Six Months Ended June 30,
	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions
Medicaid	$122,336	$112,993	$156,967	$96,987
Medicare	14,696	14,684	193,796	176,544
Commercial and other	62,162	32,023	67,039	3,897
Total	$199,194	$159,700	$417,802	$277,428

Revenue from our Evolent Health Services segment increased by $39.5 million for the six months ended June 30, 2022, as compared to 2021 due to expansion of services with existing customers. Revenue from our Clinical Solutions segment increased by $140.4 million for the six months ended June 30, 2022 as compared to 2021 due to new partner additions as well as expansion into new markets within current New Century Health Technology and Services Suite partners.

The following table represents the Company’s lives on platform as of June 30, 2022 and 2021 and PMPM fees for the six months ended June 30, 2022 and 2021 (Lives on Platform in thousands):

	Lives on Platform		Average PMPM Fees
	June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Evolent Health Services	2,095	1,534	$17.81	$15.33
Clinical Solutions
Performance suite	2,539	1,436	31.38	27.93
New Century Health Technology and Services suite	17,299	9,248	0.36	0.41

We had 48 and 41 operating partners as of June 30, 2022 and 2021, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the six months ended June 30, 2022, as compared to 2021 (amounts in thousands):

	For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$175,396	$102,703	$292,839	$225,980	$1,209	$1,262	$469,444	$329,945

Cost of revenue increased by $139.5 million, or 42.3%, to $469.4 million for the six months ended June 30, 2022, as compared to 2021. Cost of revenue increased by approximately $96.0 million due to higher claims activity in our Clinical Solutions and Evolent Health Services segments, $21.2 million due to higher personnel costs due to increased headcount and expected benefits accruals to employees and $17.1 million in higher professional fees primarily due to costs incurred for contracts that went live during the quarter and third-party service fees for existing customers. Approximately $2.0 million and $1.5 million of total personnel costs was attributable to stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively. Cost of revenue represented 76.1% and 75.5% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the six months ended June 30, 2022, as compared to 2021 (amounts in thousands):

	For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$41,730	$32,822	$26,223	$16,772	$49,934	$51,696	$117,887	$101,290

Selling, general, and administrative expenses increased by $16.6 million, or 16.4%, to $117.9 million for the six months ended June 30, 2022, as compared to 2021. The increase is driven primarily by higher personnel fees due to increased headcount and expected benefits accruals to employees of $16.6 million and higher stock compensation of $4.5 million offset, in part by lower professional fees from the Repositioning Plan and shareholder advisory services of $10.3 million and the termination of certain leases of $2.8 million. Approximately $10.4 million and $5.9 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively. Acquisition and severance costs accounted for approximately $3.9 million and $2.1 million of total selling, general and administrative expenses for the six months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses represented 19.1% and 23.2% of total revenue for the six months ended June 30, 2022, as compared to 2021, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives completed in the fourth quarter of 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $0.1 million, or 0.4%, to $30.2 million for the six months ended June 30, 2022, as compared to 2021. The decrease was due primarily to lower amortization on existing technology of $1.7 million, offset in part by higher amortization from ongoing customer relationships of $1.3 million. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a (gain) loss on change in fair value of contingent consideration of $6.9 million for the six months ended June 30, 2022 related to the liabilities acquired as a result of the acquisition of Vital Decisions in October 2021 and $(0.6) million for the six months ended June 30, 2021 related to liabilities incurred from entering into our warrant agreements that were settled in January 2021.

Discussion of Non-Operating Results

Interest Expense

Our interest expense is primarily attributable to our 2021 Notes, 2024 Notes, 2025 Notes and 2019 Credit Agreement with Ares Capital Corporation. We recorded interest expense (including amortization of deferred financing costs) of approximately $2.1 million and $4.4 million for the three and six months ended June 30, 2022, respectively, and $6.3 million and $12.6 million for the three and six months ended June 30, 2021, respectively. The decrease in interest expense during the three and six months ended June 30, 2022 compared to 2021 is driven primarily by the adoption of ASU 2020-06 combined with the termination of the 2019 Credit Agreement in January 2021. See “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for the information related to interest expense.

Gain from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gain from these investments was approximately $2.0 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $4.9 million and $12.7 million for the three and six months ended June 30, 2021, respectively. The change in gain from equity method investees for the three and six months ended June 30, 2022 compared to 2021 is driven primarily by the sale of our Florida equity investee’s membership during the three months ended March 31, 2021.

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

Loss on Repayment of Debt

On January 8, 2021, the Company repaid all outstanding amounts owed under, and terminated, the 2019 Credit Agreement with Ares Capital Corporation. The total amount paid to Ares Capital Corporation under the 2019 Credit Agreement in connection with the prepayment was $98.6 million, which included $9.7 million for the make-whole premium as well as $0.2 million in accrued interest. As a result of this transaction, the Company recorded loss on the repayment of debt of $19.2 million, representing the remaining unamortized debt issuance costs of $9.5 million, the make-whole premium and legal expenses.

Provision for (Benefit) Income Taxes

An income tax (benefit) provision of $(0.2) million and $1.0 million and was recognized for the three and six months ended June 30, 2022, respectively, which resulted in effective tax rates of 3.9% and (11.4)%, respectively. An income tax expense of $0.1 million and $0.7 million for the three and six months ended June 30, 2021, respectively, which resulted in effective tax rates of (1.0)% and (3.6)%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components.

Income (Loss) from Discontinued Operations, Net of Tax

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
The following table summarizes the results of operations of the Company’s True Health business, which are included in the loss from discontinued operations in the consolidated statements of operations for the six months ended June 30, 2021.

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
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million for the six months ended June 30, 2021.
(2)Selling, general and administrative expenses include intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million for the six months ended June 30, 2021.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $7.4 million and $23.6 million for the six months ended June 30, 2022 and 2021, respectively. Net cash and restricted cash used in operating activities was $43.8 million and $72.4 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the Company had $193.1 million of cash and cash equivalents and $87.4 million in restricted cash and restricted investments.

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

	For the Six Months Ended June 30,
	2022	2021
Net cash and restricted cash used in operating activities	$(43,778)	$(72,410)
Net cash and restricted cash provided by investing activities	330	40,380
Net cash and restricted cash used in financing activities	(30,686)	(91,087)

Operating Activities

Cash flows used in operating activities of $43.8 million for the six months ended June 30, 2022 were primarily due to our net loss of $9.9 million, non-cash items including depreciation and amortization expenses of $30.2 million, stock-based compensation expense of $12.4 million, amortization of contract cost assets of $13.2 million and change in fair value of contingent consideration of $6.9 million. Our operating cash outflows were affected by the timing of our customer and vendor payments driven by increases in accounts receivables and prepaid expenses and other assets and reductions in reserves for claims, performance-based arrangements and accrued compensation and employee benefits and accrued liabilities contributed approximately $88.0 million to our cash outflows.

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

Investing Activities

Cash flows provided by investing activities of $0.3 million in the six months ended June 30, 2022 were primarily attributable to $23.0 million from the transfer of membership and release of Passport escrow and $4.2 million from returns from our equity method investments offset, in part by $17.7 million of investments in internal-use software and purchases of property and equipment and a $9.0 million paid for our acquisition of IPG.

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

Financing Activities

Cash flows used in financing activities of $30.7 million in the six months ended June 30, 2022 were primarily related to $16.5 million from taxes withheld for restricted stock unit vesting.

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

Cash flows from Discontinued Operations

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the six months ended June 30, 2021 were as follows:

Cash flows provided by operating activities	$5,002
Cash flows used in investing activities	(2,494)

Contractual Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2022. Our estimated contractual obligations (in thousands) as of June 30, 2022, were as follows:

	2022	2023-2024	2025-2026	2027+	Total
Operating leases for facilities	$5,196	$20,296	$18,638	$40,377	$84,507
Purchase obligations related to vendor contracts	1,643	4,565	—	—	6,208
Debt interest and termination payments	3,342	13,369	2,588	—	19,299
Debt principal repayment	—	117,051	172,500	—	289,551
Total contractual obligations	$10,181	$155,281	$193,726	$40,377	$399,565

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the six months ended June 30, 2022, accounts receivable, net, increased due primarily to the timing of cash receipts from existing customers combined with modest receivables from new customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $87.4 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $73.6 million, collateral for letters of credit required as security deposits for facility leases of $2.3 million, amounts held with financial institutions for risk-sharing arrangements of $11.5 million as of June 30, 2022. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

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

Interest Rate Risk

As of June 30, 2022, the Company had cash and cash equivalents and restricted cash and restricted investments of $280.4 million, which consisted of bank deposits with FDIC participating banks of $276.4 million, bank deposits in international banks of $2.5 million and investments in money market funds of $1.5 million.

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

As of June 30, 2022, we had $289.6 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation losses of $0.3 million and $0.4 million for the three and six months ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2022, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The discussion of legal proceedings included within “Part I – Item 1. Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). These risk factors are supplemented for the item described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Increasing inflationary pressures and consumer costs may have a negative effect on our margins, profitability and results of operations.

The broader U.S. economy has experienced higher than expected inflationary pressures during the first six months of 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Increasing inflationary pressures may have a negative effect on our profit margins and earnings due to associated costs increases. Additionally, we face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. Failure to retain highly skilled employees due to wage inflation could have a material adverse impact on our business, results of operations or financial condition. See the risk factor captioned “If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected,” in our 2021 Form 10-K. While we are unable to predict the direction of the economy or if inflation will increase or revert to normal levels, if the current inflationary trends continue for a sustained period of time, our margins, profitability and results of operations could be adversely affected.

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

Restrictive covenants in our 2022 Credit Agreement may interfere with our ability to access the revolving credit facility under the 2022 Credit Agreement, or to obtain new financing or to engage in other business activities.

Our 2022 Credit Agreement imposes significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of certain of our subsidiaries to, among other things:
•incur or guarantee additional debt;
•incur certain liens;
•merge or consolidate;
•transfer or sell assets;
•make certain investments;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock; and
•enter into transactions with affiliates.

In addition, we are required to comply with certain financial covenants consisting of a minimum liquidity test, and, commencing on the last day of the fiscal quarter ending September 30, 2022, a total secured leverage test. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that the Company will be able to maintain compliance with these covenants in the future and, if it fails to do so, that it will be able to obtain waivers from the lenders and/or amend the covenants. The Company’s failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in it being required to repay these borrowings before their due date and the lenders would be entitled to foreclose on collateral. If the Company is forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. In addition, we may be unable to access future borrowings under our revolving facility if we are unable to satisfy the applicable conditions precedent.

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

2.3*
Purchase Agreement and Plan of Merger, dated August 2, 2021, by and among Evolent Health, Inc., Evolent Health LLC, EV Thunder Merger Sub, LLC, WindRose Health Investors III, L.P., Vital Decisions Acquisition, LLC and WindRose Health Investors, LLC, as the representative, filed as Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on August 4, 2021 and incorporated herein by reference.

2.4*	Agreement and Plan of Merger, dated August 1, 2022, by and among Evolent Health, Inc., Evolent Health LLC, Endzone Merger Sub, Inc, TPG Growth Iceman Parent, Inc. and the Sellers’ Representative.

4.1	Registration Rights Agreement, dated August 1, 2022, by and between Evolent Health, Inc., TPG Growth V Iceman, L.P., and the individuals in Schedule I of the agreement.

10.1*
Credit Agreement, by and among Evolent Health, Inc., Evolent Health LLC, certain subsidiaries of Evolent Health, Inc, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent, and ACF Finco I LP, as revolving agent and collateral agent, dated as of August 1, 2022.

10.2*
Security Agreement, by and among Evolent Health, Inc., Evolent Health LLC, the other guarantors and ACF Finco I LP, as collateral agent for the benefit of the secured parties, dated as of August 1, 2022.

10.3*
Guarantee Agreement, by Evolent Health, Inc. and each of the other guarantors in favor of Ares Capital Corporation, as administrative agent for the lenders, and ACF Finco I LP, as collateral agent for the lenders, dated as of August 1, 2022.

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
————————
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

EVOLENT HEALTH, INC.
Registrant

By:	/s/ John Johnson
Name:	John Johnson
Title:	Chief Financial Officer

By:	/s/ Aammaad Shams
Name:	Aammaad Shams
Title:	Chief Accounting Officer and Controller

Dated: August 3, 2022