Form 10-Q
period 2022-09-30
Evolent Health, Inc.
filed 2022-11-03
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, there were 101,190,965 shares of the registrant’s Class A common stock outstanding.

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
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including our acquisitions of Vital Decisions and the Implantable Provider Group, Inc., which could divert management resources, result in unanticipated costs or dilute our stockholders;
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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$156,756	$266,280
Restricted cash and restricted investments	25,057	75,685
Accounts receivable, net (1)	187,633	130,604
Prepaid expenses and other current assets (1)	24,328	51,391
Total current assets	393,774	523,960
Restricted cash and restricted investments	13,005	12,977
Investments in equity method investees	5,222	5,458
Property and equipment, net	94,645	81,365
Right-of-use assets - operating	50,696	50,203
Prepaid expenses and other noncurrent assets (1)	3,064	6,790
Contract cost assets	24,588	32,624
Intangible assets, net	451,398	279,784
Goodwill	722,790	426,297
Total assets	$1,759,182	$1,419,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$61,863	$96,084
Accrued liabilities (1)	132,238	107,241
Operating lease liability - current	7,053	7,069
Accrued compensation and employee benefits	37,646	51,861
Deferred revenue	7,524	11,944
Reserve for claims and performance - based arrangements (1)	135,698	171,294
Total current liabilities	382,022	445,493
Long-term debt, net	412,444	215,676
Other long-term liabilities	4,260	5,531
Tax receivable agreement liability	42,870	—
Operating lease liabilities - noncurrent	57,840	57,722
Deferred tax liabilities, net	3,608	1,403
Total liabilities	903,044	725,825
Commitments and Contingencies (See Note 11)
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 101,159,072 and 90,758,318 shares issued, respectively	1,012	908
Additional paid-in-capital	1,472,098	1,340,989
Accumulated other comprehensive loss	(1,044)	(362)
Retained earnings (accumulated deficit)	(594,805)	(626,779)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	856,138	693,633
Total liabilities and shareholders' equity	$1,759,182	$1,419,458
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue(1)	$352,585	$222,471	$969,581	$659,599
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	266,617	163,126	736,061	493,071
Selling, general and administrative expenses (1)	68,521	51,292	186,408	152,582
Depreciation and amortization expenses	17,196	14,859	47,414	44,962
Change in fair value of contingent consideration	(12,700)	(225)	(5,822)	(819)
Total operating expenses	339,634	229,052	964,061	689,796
Operating income (loss)	12,951	(6,581)	5,520	(30,197)
Interest income	425	120	765	311
Interest expense	(4,754)	(6,367)	(9,143)	(18,978)
Gain from equity method investees	1,392	63	3,940	12,725
Gain on transfer of membership	—	—	—	22,969
Loss on extinguishment/repayment of debt	(10,192)	—	(10,192)	(19,158)
Change in tax receivable agreement liability	(42,870)	—	(42,870)	—
Other income (expense), net	(345)	(41)	130	(73)
Loss from continuing operations before income taxes	(43,393)	(12,806)	(51,850)	(32,401)
Provision for (benefit from) income taxes	(45,516)	234	(44,498)	936
Income (loss) from continuing operations	2,123	(13,040)	(7,352)	(33,337)
Income (loss) from discontinued operations, net of tax (2)	—	—	(463)	1,383
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	$2,123	$(13,040)	$(7,815)	$(31,954)

Income (loss) per common share
Basic:
Continuing operations	$0.02	$(0.15)	$(0.08)	$(0.39)
Discontinued operations	—	—	(0.01)	0.02
Basic income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$0.02	$(0.15)	$(0.09)	$(0.37)
Diluted:
Continuing operations	$0.02	$(0.15)	$(0.08)	$(0.39)
Discontinued operations	—	—	(0.01)	0.02
Diluted income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$0.02	$(0.15)	$(0.09)	$(0.37)

Weighted-average common shares outstanding
Basic	95,286	85,800	91,643	85,306
Diluted	99,308	85,800	91,643	85,306

Comprehensive income (loss)
Net income (loss)	$2,123	$(13,040)	$(7,815)	$(31,954)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	(262)	4	(682)	(85)
Total comprehensive income (loss) attributable to common shareholders of Evolent Health, Inc.	$1,861	$(13,036)	$(8,497)	$(32,039)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $(0.5) million loss on disposal of discontinued operations for the nine months ended September 30, 2022 and $1.9 million gain on disposal of discontinued operations for the nine months ended September 30, 2021, respectively.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended September 30, 2022
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	91,657	$916	$1,231,005	$(782)	$(596,928)	$(21,123)	$613,088

Stock-based compensation expense	—	—	6,992	—	—	—	6,992
Exercise of stock options	317	4	2,967	—	—	—	2,971
Restricted stock units vested, net of shares withheld for taxes	50	1	(949)	—	—	—	(948)
Exchange of 2024 Notes	5,394	54	101,945	—	—	—	101,999
Shares issued for acquisition	3,742	37	130,138	—	—	—	130,175
Foreign currency translation adjustment	—	—	—	(262)	—	—	(262)
Net income	—	—	—	—	2,123	—	2,123

Balance as of September 30, 2022	101,160	$1,012	$1,472,098	$(1,044)	$(594,805)	$(21,123)	$856,138

	For the Three Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	87,195	$872	$1,242,900	$(367)	$(608,092)	$(21,123)	$614,190

Stock-based compensation expense	—	—	4,395	—	—	—	4,395
Exercise of stock options	242	2	2,188	—	—	—	2,190
Restricted stock units vested, net of shares withheld for taxes	19	—	(255)	—	—	—	(255)
Foreign currency translation adjustment	—	—	—	4	—	—	4
Net loss	—	—	—	—	(13,040)	—	(13,040)

Balance as of September 30, 2021	87,456	$874	$1,249,228	$(363)	$(621,132)	$(21,123)	$607,484

See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30, 2022
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	90,759	$908	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633

Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	19,350	—	—	—	19,350
Exercise of stock options	354	3	3,277	—	—	—	3,280
Restricted stock units vested, net of shares withheld for taxes	452	5	(6,192)	—	—	—	(6,187)
Leveraged stock units vested, net of shares withheld for taxes	459	5	(11,237)	—	—	—	(11,232)
Exchange of 2024 Notes	5,394	54	101,945	—	—	—	101,999
Shares issued for acquisition	3,742	37	130,138	—	—	—	130,175
Foreign currency translation adjustment	—	—	—	(682)	—	—	(682)
Net loss	—	—	—	—	(7,815)	—	(7,815)

Balance as of September 30, 2022	101,160	$1,012	$1,472,098	$(1,044)	$(594,805)	$(21,123)	$856,138

	For the Nine Months Ended September 30, 2021
	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	85,895	$859	$1,229,320	$(278)	$(589,178)	$(21,123)	$619,600

Stock-based compensation expense	—	—	11,754	—	—	—	11,754
Exercise of stock options	1,142	11	11,555	—	—	—	11,566
Restricted stock units vested, net of shares withheld for taxes	419	4	(3,401)	—	—	—	(3,397)
Foreign currency translation adjustment	—	—	—	(85)	—	—	(85)
Net loss	—	—	—	—	(31,954)	—	(31,954)

Balance as of September 30, 2021	87,456	$874	$1,249,228	$(363)	$(621,132)	$(21,123)	$607,484

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows Used In Operating Activities
Net loss	$(7,815)	$(31,954)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration	(5,822)	(819)
Loss (gain) on discontinued operations	463	(1,904)
Gain from equity method investees	(3,940)	(12,725)
Depreciation and amortization expenses	47,414	45,122
Stock-based compensation expense	19,350	11,754
Deferred tax benefit	(46,385)	(288)
Amortization of contract cost assets	14,768	9,928
Amortization of deferred financing costs	1,762	13,399
Gain on transfer of membership	—	(22,969)
Loss on extinguishment/repayment of debt, net	10,192	19,158
Change in tax receivable agreement liability	42,870	—
Other current operating cash inflows (outflows), net	2,163	472
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(34,796)	(52,878)
Prepaid expenses and other current and non-current assets	(2,409)	(140)
Contract cost assets	(6,732)	(8,439)
Accounts payable	5,936	8,164
Accrued liabilities	(27,903)	(13,893)
Accrued compensation and employee benefits	(14,451)	(12,811)
Deferred revenue	(4,741)	3,103
Reserve for claims and performance-based arrangements	(35,596)	16,784
Right-of-use operating assets	831	6,408
Operating lease liabilities	(1,223)	(4,589)
Other long-term liabilities	(1,184)	1,208
Net cash and restricted cash used in operating activities	(47,248)	(27,909)
Cash Flows Provided by (Used In) Investing Activities
Cash paid for asset acquisitions and business combinations	(245,021)	(1,889)
Proceeds from transfer of membership and release of Passport escrow	22,969	42,996
Disposal of non-strategic assets and divestiture of discontinued operations, net	(9,164)	3,490
Return of equity method investments	4,175	14,218
Purchases of investments	—	(2,994)
Maturities and sales of investments	—	500
Investments in internal-use software and purchases of property and equipment	(27,618)	(17,739)
Net cash and restricted cash provided by (used in) investing activities	(254,659)	38,582
Cash Flows Provided by (Used In) Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(48,322)	1,105
Repayment of Credit Agreement including settlement of warrants	—	(98,420)
Proceeds from stock option exercises	3,280	11,566
Proceeds from issuance of long term debt, net of offering costs	219,740	—
Distributions to Sponsors	(14,884)	(1,300)
See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30,
	2022	2021
Taxes withheld and paid for vesting of equity awards	(17,419)	(3,397)
Net cash and restricted cash provided by (used in) financing activities	142,395	(90,446)
Effect of exchange rate on cash and cash equivalents and restricted cash	(612)	(53)
Net decrease in cash and cash equivalents and restricted cash	(160,124)	(79,826)
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	354,942	361,581
Cash and cash equivalents and restricted cash as of end-of-period (1)	$194,818	$281,755
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2021. See Note 5.
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

As of September 30, 2022, the Company had unrestricted cash and cash equivalents of $156.8 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation specifically as it relates to the reclassification of assets, liabilities, operating results and cash flows.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	September 30, 2022	December 31, 2021
Collateral for letters of credit for facility leases (1)	$2,269	$3,769
Collateral with financial institutions (2)	10,873	11,662
Claims processing services (3)	24,904	73,226
Other	16	5
Total restricted cash and restricted investments	$38,062	$88,662

Current restricted cash	25,057	75,685
Total current restricted cash and restricted investments	$25,057	$75,685

Non-current restricted cash	13,005	12,977
Total non-current restricted cash and restricted investments	$13,005	$12,977
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 12 for further discussion of our lease commitments.
(2)Represents collateral held with financial institutions for risk-sharing and other arrangements which are held in a FDIC participating bank account. See Note 17 for discussion of fair value measurement and Note 11 for discussion of our risk-sharing arrangements.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$156,756	$252,496
Restricted cash and restricted investments	38,062	29,259
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$194,818	$281,755
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2021. See Note 5.

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

Research and Development Costs

Research and development costs consist primarily of personnel and related expenses (including stock-based compensation and employee taxes and benefits) for employees engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred. We focus our research and development efforts on activities that support our technology infrastructure, clinical program development, data analytics and network development capabilities. Research and development costs are recorded within cost of revenue and selling, general and administrative expenses on our consolidated statements of operations and comprehensive income (loss). Total research and development costs for the three and nine months ended September 30, 2022, was $3.8 million and $11.7 million, respectively, and, $4.2 million and $11.1 million for the three and nine months ended September 30, 2021, respectively.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of September 30, 2022, and December 31, 2021, approximately 47% and 42%, respectively, of gross accounts receivable was netted against claims payable in lieu of cash receipt. Furthermore, as of September 30, 2022, approximately 11% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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

Note 4. Transactions

Business Combinations
Implantable Provider Group
On August 1, 2022, the Company completed its acquisition of Implantable Provider Group, Inc. (“IPG”), including 100% of the voting equity interests. IPG is a leader in providing surgical management solutions for musculoskeletal conditions. The transaction is expected to accelerate our strategy to become a leading provider of value-based specialty care solutions as well as diversify our revenue streams with a larger customer portfolio. The transaction is expected to deepen our capabilities, allowing us to cross-sell across customers and enhance our value proposition to partners.
Total merger consideration, net of cash on hand and certain closing adjustments, was $461.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on August 1, 2022. The merger consideration consisted of $256.5 million of cash consideration, 3.7 million shares of Class A common stock, fair valued at $130.2 million as of August 1, 2022, and an earn-out of up to $87.0 million, fair valued at $75.0 million as of August 1, 2022 is payable in cash and/or shares of the Company’s Class A Common Stock, at the Company’s option. See Note 17 for additional information regarding the fair value determination of the earn-out consideration.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of August 1, 2022, as follows (in thousands):

Purchase consideration:
Cash	$256,488

Fair value of Class A common stock issued	130,175
Fair value of contingent consideration	75,000
Total consideration	$461,663

Tangible assets acquired:
Accounts receivable	34,155
Prepaid expenses and other current assets	636
Other non-current assets	1,393
Total tangible assets acquired	36,184

Identifiable intangible assets acquired:
Customer relationships	154,000
Technology	23,900
Corporate trade name	17,800
Total identifiable intangible assets acquired	195,700

Liabilities assumed:
Accounts payable	7,997
Accrued liabilities	8,083
Accrued compensation and employee benefits	423
Deferred tax liabilities, net	48,671
Deferred revenue	321
Operating lease liabilities	1,323
Total liabilities assumed	66,818

Goodwill	296,597
Net assets acquired	$461,663

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 years, 5 years, and 15 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of a proprietary customer relationship management and analytics platform that supports reporting to payors with respect to medical device pricing and associated analytics. The corporate trade name reflects the value that we believe the IPG brand name carries in the market. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to cross-selling opportunities and the acquired assembled workforce and was all allocated to the Clinical Solutions segment. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a discrete tax benefit of $46.8 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. Any necessary adjustments are expected to be finalized by the end of the third quarter of 2023.

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
Total merger consideration, net of cash on hand and certain closing adjustments, was $117.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2021. The merger consideration consisted of $46.5 million of cash consideration, 1.8 million shares of Class A common stock, fair valued at $56.6 million as of October 1, 2021, and an earn-out of up to $45.0 million, fair valued at $14.6 million as of October 1, 2021 is payable in cash and/or shares of the Company’s Class A Common Stock, at the Company’s option. See Note 17 for additional information regarding the fair value determination of the earn-out consideration.

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
The following table summarizes the results of operations of the Company’s True Health business, which are included in income from discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Revenue
Platform and operations	$—	$38
Premiums	—	44,795
Total revenue	—	44,833

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	—	5,885
Claims expenses	—	33,954
Selling, general and administrative expenses (2)	—	5,764
Depreciation and amortization expenses	—	160
Total operating expenses	—	45,763
Operating loss	—	(930)
Interest income	—	112
Interest expense	—	(4)
Other loss	—	(25)
Loss before income taxes and non-controlling interests	—	(847)

Provision for income taxes	—	(326)
Net loss	$—	$(521)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations in the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million for the nine months ended September 30, 2021.
(2)Selling, general and administrative expenses include intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million for the nine months ended September 30, 2021.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the nine months ended September 30, 2021:

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

In our Clinical Solutions segment, we enter into performance-based arrangements that may include capitation and/or gainshare features. We recognize capitation revenue on a gross basis when we have established control over the services within our scope and recognize capitation revenue on a net basis when we do not have control over the services within our scope.

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

Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market for (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Evolent Health Services		Clinical Solutions
Medicaid	$60,054	$41,857	$79,664	$51,829	$183,542	$154,850	$226,684	$148,816
Medicare	6,335	4,816	111,632	105,219	21,031	19,500	315,334	281,763
Commercial and other	40,939	16,184	53,961	2,566	101,948	48,207	121,042	6,463
Total	$107,328	$62,857	$245,257	$159,614	$306,521	$222,557	$663,060	$437,042

Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $69.1 million of transaction price to performance obligations that are unsatisfied as of September 30, 2022. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 37%, 85% and 98% of these remaining performance obligations by December 31, 2022, 2023 and 2024, respectively, with the remaining balance to be recognized thereafter. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be less or greater than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Short-term receivables (1)	$185,590	$129,012
Long-term receivables (1)	884	4,877
Short-term deferred revenue	7,524	11,944
Long-term deferred revenue	3,185	4,437
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the nine months ended September 30, 2022 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$16,381
Reclassification to revenue, as a result of performance obligations satisfied	(11,445)
Cash received in advance of satisfaction of performance obligations	5,773
Balance as of end of period	$10,709

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in a previous period was $10.4 million and $56.4 million for the three and nine months ended September 30, 2022, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2022 and December 31, 2021, the Company had $3.6 million and $5.2 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.3 million for the three and nine months ended September 30, 2021, respectively.

In our platform and operations arrangements, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2022 and December 31, 2021, the Company had $21.0 million and $27.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $1.3 million and $12.8 million for the three and nine months ended September 30, 2022, respectively, and $1.3 million and $8.6 million for the three and nine months ended September 30, 2021, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic and current inflationary pressures on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three and nine months ended September 30, 2022. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the three and nine months ended September 30, 2022.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of September 30, 2022, 83% were current, 9% were past due less than 60 days, with 11% past due less than 120 days and at December 31, 2021, 90% was current, 2% was past due less than 60 days, with 3% past due less than 120 days. As of September 30, 2022 and December 31, 2021, in total we reported on the consolidated balance sheet $201.5 million and $171.5 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other assets, net of allowances of $9.4 million and $3.4 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Balance as of beginning of period	$(3,374)	$(7,056)
IPG acquisition	(5,269)	—
Provision for credit losses	(1,134)	(1,949)
Charge-offs(1)	422	5,076
Balance as of end of period	$(9,355)	$(3,929)
————————
(1) Charge offs for the nine months ended September 30, 2021, are due to balances written-off that were previously fully reserved as part of the Passport transaction.

Note 8. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	September 30, 2022	December 31, 2021
Computer hardware	$27,988	$21,970
Furniture and equipment	4,141	3,581
Internal-use software development costs	181,063	159,587
Leasehold improvements	23,160	15,325
Total property and equipment	236,352	200,463
Accumulated depreciation and amortization expenses	(141,707)	(119,098)
Total property and equipment, net	$94,645	$81,365

The Company capitalized $8.0 million and $21.5 million for the three and nine months ended September 30, 2022, respectively, and $5.4 million and $16.5 million for the three and nine months ended September 30, 2021, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $73.0 million and $71.2 million as of September 30, 2022 and December 31, 2021, respectively.

Depreciation expense related to property and equipment was $7.7 million and $23.1 million for the three and nine months ended September 30, 2022, respectively, and $7.4 million and $22.8 million for the three and nine months ended September 30, 2021, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.4 million and $19.6 million for the three and nine months ended September 30, 2022, respectively, and $6.7 million and $20.0 million for the three and nine months ended September 30, 2021, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and nine months ended September 30, 2022. We will perform our annual impairment test on October 31, 2022.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2021(1)	$214,334	$211,963	$426,297
Goodwill acquired(2)	—	296,597	296,597
Foreign currency translation	(104)	—	(104)
Balance as of September 30, 2022	$214,230	$508,560	$722,790

Balance as of December 31, 2020(1)	$214,354	$134,675	$349,029
Foreign currency translation	(19)	—	(19)
Balance as of September 30, 2021	$214,335	$134,675	$349,010
————————
(1)Net of cumulative inception to date impairment of $575.5 million as of both December 31, 2021 and 2020.
(2)Goodwill acquired from the addition of IPG in the third quarter of 2022.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) as of September 30, 2022 and December 31, 2021 are presented below:

	September 30, 2022				December 31, 2021
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	13.0	$43,600	$9,847	$33,753	12.4	$25,800	$7,693	$18,107
Customer relationships	16.0	465,019	86,623	378,396	14.9	311,019	72,697	238,322
Technology	2.9	111,822	78,648	33,174	2.0	87,922	73,378	14,544
Below market lease, net	0.6	1,218	1,100	118	1.3	1,218	950	268
Provider network contracts (1)	1.5	16,553	10,596	5,957	2.2	16,417	7,874	8,543
Total intangible assets, net		$638,212	$186,814	$451,398		$442,376	$162,592	$279,784

Amortization expense related to intangible assets was $9.5 million and $24.3 million for the three and nine months ended September 30, 2022, respectively, and $7.4 million and $22.1 million for the three and nine months ended September 30, 2021, respectively.

Future estimated amortization of intangible assets (in thousands) as of September 30, 2022, is as follows:

2022	$10,620
2023	40,487
2024	34,603
2025	33,057
2026	32,880
Thereafter	299,751
Total future amortization of intangible assets	$451,398

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and nine months ended September 30, 2022, that would require an impairment test for our intangible assets.

Note 10. Long-term Debt

2022 Credit Agreement

On August 1, 2022 (“IPG Closing Date”), the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent and revolver agent, together with the Company (the “2022 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial term loan in the aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) a revolving credit facility in the aggregate principal amount of up to $50.0 million, to be determined by reference to the lesser of $50.0 million and a borrowing base (the “Revolving Facility” and, together with the Initial Term Loan Facility, the “Credit Facilities”), subject to the satisfaction of specified conditions. The Borrowers borrowed the loan under the Initial Term Loan Facility on August 1, 2022 (the “Initial Term Loan”), and also borrowed $50.0 million under the Revolving Facility on the IPG Closing Date. The Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The Credit Facilities are secured by a first priority security interest in all of the capital stock of each borrower and guarantor (other than the Company) and substantially all of the assets of each borrower and guarantor, subject to certain exceptions. The Initial Term Loan and loans under the Revolving Facility will mature on the date that is the earliest of (a) August 1, 2027, (b) the date on which all amounts outstanding under the 2022 Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of any Junior Debt (as defined in the 2022 Credit Agreement) unless certain liquidity conditions are satisfied.

The proceeds of the Initial Term Loan and Revolving Facility were used to finance the IPG transaction and fund fees and expenses incurred in connection therewith and thereafter may be used to fund acquisitions, ongoing working capital needs and other growth capital investments and to pay fees and expenses in connection therewith. The interest rate for each loan under the Credit Facilities is calculated, at the option of the Borrowers, (a) in the case of a Term Loan, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 5.50%, or the base rate plus 4.50% and (b) in the case of a Revolving Loan, at either the Adjusted Term SOFR Rate plus 3.50%, or the base rate plus 2.50%. A commitment fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Term Loan Facility as of the closing and (b) 2.00% of the aggregate amount of the commitments in respect of the Revolving Facility was paid as of the closing. The Company recorded $2.9 million in interest expense related to our 2022 Credit Agreement for the three and nine months ended September 30, 2022, respectively.

Amounts outstanding under the Credit Facility may be prepaid at the option of the Company subject to applicable premiums and a call protection premium payable on the amount prepaid in certain instances as follows: (1) 3.00% of the principal amount so prepaid after the closing but prior to the first anniversary of the IPG Closing Date; (2) 2.00% of the principal amount so prepaid after the first anniversary of the closing but prior to the second anniversary of the IPG Closing Date; (3) 1.00% of the principal amount so prepaid after the second anniversary of the closing but prior to the third anniversary of the IPG Closing Date; and (4) 0.00% of the principal amount so prepaid on or after the third anniversary of the IPG Closing Date. Amounts outstanding under the Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction.

The Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum liquidity test commencing upon closing of the Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending September 30, 2022. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Credit Facilities. We incurred $5.3 million of debt issuance costs in connection with this Credit Agreement, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the agreement. The Company recorded $0.2 million in interest expense related to the amortization of the debt discount and the issuance costs for the three and nine months ended September 30, 2022, respectively.

2024 Notes

In August 2020, the Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, with certain holders of its outstanding 2021 Notes and certain new investors. The Company issued $84.2 million aggregate principal amount of 2024 Notes in exchange for $84.2 million aggregate principal amount of the 2021 Notes and an aggregate cash payment of $2.5 million, and issued $32.8 million aggregate principal amount of New Notes for cash at par. We incurred $3.0 million of debt issuance costs in connection with the 2024 Notes, which we are amortizing to non-cash interest expense using the straight-line method over the contractual term of the 2024 Notes, since this method was not materially different from the effective interest method. The closing of the private placement of the 2024 Notes occurred on August 19, 2020.

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.5 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $38.1 million decrease in additional paid-in capital and a $1.3 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and an $11.7 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2024 Notes. These adjustments resulted in an increase of $25.1 million to the debt component of the 2024 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2024 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and $2.0 million and $5.9 million for the three and nine months ended September 30, 2021, respectively.

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

On August 11, 2022, the Company entered into exchange agreements with certain holders of the 2024 Notes. Pursuant to the agreements, these holders exchanged $92.8 million in aggregate principal amount of such notes for shares of the Company’s Class A common stock. On August 17 and 18, 2022, the Company consummated the exchanges and issued an aggregate of 5,394,165 shares of Class A common stock to the holders.

The August 2022 exchanges of the 2024 Notes for Class A common stock resulted in a $10.2 million loss on extinguishment/repayment of debt, net, on the consolidated statements of operations and comprehensive income (loss).

2019 Credit Agreement

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company (the “2019 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial secured term loan in the aggregate principal amount of $75.0 million (the “Initial Term Loan Facility”) and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the Initial Term Loan Facility on December 30, 2019. The proceeds of the Initial Term Loan were used to finance the transactions contemplated by the Passport Asset Purchase Agreement and pay fees and expenses incurred in connection therewith.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $0.6 million and $1.9 million for both the three and nine months ended September 30, 2022 and 2021, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $71.8 million decrease in additional paid-in capital and a $2.5 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and a $28.1 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2025 Notes. These adjustments resulted in an increase of $41.3 million to the debt component of the 2025 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2025 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $2.5 million and $7.4 million for the three and nine months ended September 30, 2021, respectively.

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

Convertible Senior Notes Carrying Value

The 2024 Notes and 2025 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of September 30, 2022. However, the 2024 Notes and 2025 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes and 2025 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
2024 Notes
Carrying value	$23,879	$89,361
Unamortized debt discount and issuance costs	402	27,690
Principal amount	$24,281	$117,051
Remaining amortization period (years)	2.2	2.9
Fair value(1)	$49,290	$195,445

2025 Notes
Carrying value	$168,565	$126,315
Unamortized debt discount and issuance costs	3,935	46,185
Principal amount	$172,500	$172,500
Remaining amortization period (years)	3.0	3.8
Fair value(1)	$215,625	$177,251
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of September 30, 2022 and December 31, 2021, the Company was party to irrevocable standby letters of credit with a bank for $13.1 million and $15.4 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $13.1 million and $15.4 million, respectively, in restricted cash and restricted investments as collateral as of September 30, 2022 and December 31, 2021. The letters of credit have current expiration dates between December 2022 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three and nine months ended September 30, 2022, respectively.

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021 and 2022. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of September 30, 2022, no amounts have been funded under this guarantee.

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

At the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred to Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business was officially transferred to Molina effective September 1, 2021. As of September 30, 2022, there are no material outstanding amounts under this reinsurance agreement.

UPMC Reseller Agreement

The Company and UPMC are parties to a reseller, services and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013 (as amended through the date hereof, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to a defined list of 20 of the Company’s customers. Revenue associated with the UPMC Reseller Agreement in the three and nine months ending September 30, 2022 was $0.1 million and $1.2 million, respectively, and is in wind-down.

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

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the IPG acquisition, the Company has recorded a partial TRA liability of $42.9 million as of September 30, 2022, which represents 85%

of the deferred tax assets related to the Company’s unrealized tax benefits on historical pre-IPO losses and tax basis increases from exchanges, offset with the related valuation allowance.

We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020, a second amended complaint was filed on June 8, 2020, and a third amended complaint, now titled Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, was filed on December 2, 2021. On July 13, 2022, the parties to the class action executed a term sheet for settlement of the litigation, subject to documentation of the settlement and approval of the court after notice to class members. On August 2, 2022, the lead plaintiff in the case filed an unopposed motion seeking preliminary approval of the settlement and related exhibits, including draft notice to class members and a proposed final order. The settlement stipulation is subject to preliminary and final approval by the court. The Final Settlement Hearing is scheduled for November 18, 2022. If the settlement is approved, we expect that the agreed-upon settlement payment of $23.5 million will be funded entirely by applicable directors’ and officers’ liability insurance. As such, we do not expect to incur a significant net loss or cash outflow as a result of the settlement of this matter.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2022, approximately 98.2% of our $194.8 million of cash and cash equivalents, restricted cash and restricted investments were held in bank deposits with FDIC participating banks and approximately 1.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cook County Health and Hospitals System	30.1%	*
Florida Blue Medicare, Inc.	*	46.4%
Molina Healthcare	*	10.4%
Bright Health Management, Inc.	12.2%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cook County Health and Hospitals Systems	21.2%	29.0%	23.0%	29.0%
Florida Blue Medicare, Inc.	13.7%	13.8%	12.5%	14.2%

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

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2032. Under the lease agreements, in addition to base rent, the Company is generally responsible for operating and maintenance costs and related fees. Several of these agreements include tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability on our consolidated balance sheets equal to the difference between rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis over the terms of the leases. The Company’s primary office location is in Arlington, Virginia, which has served as its corporate headquarters since 2013. The Arlington, Virginia office lease expires in January 2032. Certain leases acquired as part of the Valence Health transaction included existing sublease agreements for office locations in Chicago, Illinois.

In connection with various lease agreements, the Company is required to maintain $2.3 million and $3.8 million in letters of credit as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company held $2.3 million and $3.8 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of September 30, 2022 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	9.3	$33,212	$1,579
Riverside, IL	8.5	38,940	232
Edison, NJ	3.6	1,839	222
Alpharetta, GA	3.0	1,409	—
Pune, India	1.0	621	—
Brea, CA	4.7	4,304	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$2,221	$2,417	$6,726	$9,672
Variable lease cost	1,599	1,183	4,096	3,696
Total lease cost	$3,820	$3,600	$10,822	$13,368

Maturity of lease liabilities (in thousands) as of September 30, 2022, is as follows:

Operating lease expense
2022	$2,756
2023	10,865
2024	10,595
2025	10,012
2026	8,987
Thereafter	40,377
Total lease payments	83,592
Less:
Interest	18,699
Present value of lease liabilities	$64,893

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

September 30, 2022
Weighted average discount rate	6.34%
Weighted average remaining lease term	8.0

Note 13. Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$2,123	$(13,040)	$(7,352)	$(33,337)
Income (loss) from discontinued operations, net of tax	—	—	(463)	1,383
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	$2,123	$(13,040)	$(7,815)	$(31,954)

Weighted-average common shares outstanding - basic	95,286	85,800	91,643	85,306
Incremental diluted shares from stock options	1,915	—	—	—
Incremental diluted shares from Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	2,107	—	—	—
Convertible notes	—	—	—	—
Weighted-average common shares outstanding - diluted	99,308	85,800	91,643	85,306

Income (loss) per common share
Basic:
Continuing operations	$0.02	$(0.15)	$(0.08)	$(0.39)
Discontinued operations	—	—	(0.01)	0.02
Basic income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$0.02	$(0.15)	$(0.09)	$(0.37)
Diluted:
Continuing operations	$0.02	$(0.15)	$(0.08)	$(0.39)
Discontinued operations	—	—	(0.01)	0.02
Diluted income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$0.02	$(0.15)	$(0.09)	$(0.37)
Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	—	2,012	1,818	1,700
Stock options	—	2,004	1,858	2,008
Convertible senior notes	9,007	12,696	10,714	12,696
Total	9,007	16,712	14,390	16,404

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Award Type

Stock options	$78	$274	$331	$945
RSUs	4,830	2,381	12,778	6,782
LSUs	387	995	1,544	2,302
PSUs	1,697	745	4,697	1,725
Total compensation expense by award type	$6,992	$4,395	$19,350	$11,754

Line Item
Cost of revenue	$1,024	$131	$2,986	$1,618
Selling, general and administrative expenses	5,968	4,264	16,364	10,136
Total compensation expense by financial statement line item	$6,992	$4,395	$19,350	$11,754

No stock-based compensation was capitalized as software development costs for the three and nine months ended September 30, 2022 and 2021.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs	87	134	1,067	1,162
PSUs	—	—	479	319

Note 15. Income Taxes

For interim periods, we recognize an income tax provision (benefit) based on our estimated annual effective tax rate expected for the full year, adjusted for discrete items recognized during the interim period. Discrete items (e.g., significant or unusual items) are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

An income tax benefit of $(45.5) million and $(44.5) million and was recognized for the three and nine months ended September 30, 2022, respectively, which resulted in effective tax rates of 104.9% and 85.8%, respectively. An income tax expense of $0.2 million and $0.9 million was recognized for the three and nine months ended September 30, 2021, respectively, which resulted in effective tax rates of (1.8)% and (2.9)%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax benefit recorded during the three and nine months ended September 30, 2022 primarily relates to the $46.8 million reduction in the valuation allowance resulting from deferred tax liabilities established as part of the IPG acquisition accounting, partially offset by state and foreign taxes. The income tax expense recorded during the three and nine months ended September 30, 2021, primarily relates to foreign taxes.

As of December 31, 2021, the Company had unrecognized tax benefits of $0.6 million that, if recognized, would not affect the effective tax rate due to the valuation allowance against its net deferred tax asset. As of September 30, 2022, the Company has additional unrecognized tax benefits of $0.4 million that, if recognized, would affect the effective tax rate. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of September 30, 2022 and December 31, 2021, the Company’s economic interests in its equity method investments ranged between 4% and 38% and 4% and 39%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $1.4 million and $3.9 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $12.7 million for the three and nine months ended September 30, 2021, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $5.0 million and $12.5 million for the three and nine months ended September 30, 2022, respectively, and $4.0 million and $12.6 million for the three and nine months ended September 30, 2021, respectively.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the particular asset or liability being measured. These items are recorded in accrued liabilities on our consolidated balance sheets.

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$95,700	$95,700
Total fair value of liabilities measured on a recurring basis	$—	$—	$95,700	$95,700

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$28,700	$28,700
Total fair value of liabilities measured on a recurring basis	$—	$—	$28,700	$28,700
(1) Represents the fair value of earn-out consideration related to the IPG and Vital transactions as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three and nine months ended September 30, 2022 and 2021, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

As discussed in Note 4, the acquisitions of IPG and Vital Decisions include a provision for additional equity consideration, at the Company’s option, contingent upon the Company obtaining certain performance metrics. The earnout period for the Vital Decisions contingent considering is the three months ending December 31, 2022, and the earnout periods for IPG are the four months ended December 31, 2022 and the nine months ended September 30, 2023. The fair value of the contingent equity considerations was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurements of the IPG and Vital Decisions contingent considerations are the risk-neutral (probability weighted) earnout consideration and the applicable discount rate. A significant increase in the risk-neutral (probability weighted) earnout consideration or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.
The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Balance as of beginning of period	$28,700	$13,730
Additions	75,000	—
Settlements	—	(13,730)
Unrealized gain, net	(8,000)	—
Balance as of end of period	$95,700	$—

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	September 30, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$95,700	Real options approach	Risk-neutral expected earnout consideration	$95,699
			Weighted average discount rate	12.2%

	December 31, 2021
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$28,700	Real options approach	Risk-neutral expected earnout consideration	$30,935
			Discount rate	6.04%

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	September 30, 2022	December 31, 2021
Assets
Accounts receivable, net	$10,752	$2,719
Prepaid expenses and other current assets	—	15
Prepaid expenses and other noncurrent assets	884	4,877

Liabilities
Accounts payable	$432	$1,967
Accrued liabilities	954	1,120
Reserve for claims and performance-based arrangements	—	734

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$36,321	$9,775	$111,195	$35,718

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	30,121	751	93,266	1,850
Selling, general and administrative expenses	443	74	745	186

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

The following table provides a summary of our total costs associated with the Repositioning Plan by major type of cost (in thousands):

	Cumulative Costs Incurred through December 31, 2021	Incurred For the Nine Months Ended September 30, 2021
Severance and termination benefits	$185	$185
Office space consolidation	2,742	2,071
Professional services	5,666	3,787
Total	$8,593	$6,043

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

Adjusted EBITDA is defined as net income (loss) attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, provision (benefit) for income taxes, depreciation and amortization expenses, adjusted to exclude gain on transfer of membership, loss on extinguishment/repayment of debt, net, gain from equity method investees, changes in fair value of contingent consideration, change in the tax receivable agreement liability, other income (expense), net, repositioning costs, stock-based compensation expense, severance costs, amortization of contract cost assets, strategy and shareholder advisory services, acquisition-related costs and gain (loss) from discontinued operations.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated Total
Revenue
For the Three Months Ended September 30, 2022
Total revenue	$107,033	$245,257	$295	$352,585	$—	$352,585

For the Three Months Ended September 30, 2021
Total revenue	$63,315	$159,614	$(458)	$222,471	$—	$222,471

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Consolidated Total
For the Three Months Ended September 30, 2022
Adjusted EBITDA	$18,507	$16,303	$34,810	$(6,755)	$28,055

For the Three Months Ended September 30, 2021
Adjusted EBITDA	$(3,353)	$23,883	$20,530	$(6,765)	$13,765

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated Total
Revenue
For the Nine Months Ended September 30, 2022
Total revenue	$307,147	$663,060	$(626)	$969,581	$—	$969,581

For the Nine Months Ended September 30, 2021
Total revenue	$223,924	$437,031	$(1,356)	$659,599	$—	$659,599

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Consolidated Total
For the Nine Months Ended September 30, 2022
Adjusted EBITDA	$41,854	$51,988	$93,842	$(19,793)	$74,049

For the Nine Months Ended September 30, 2021
Adjusted EBITDA	$9,120	$53,456	$62,576	$(20,558)	$42,018
————————
(1)Corporate includes various finance, human resources, legal, executive and other corporate infrastructure expenses.

The following table presents our reconciliation of consolidated segments total Adjusted EBITDA to net income (loss) attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	$2,123	$(13,040)	$(7,815)	$(31,954)
Less:
Interest income	425	120	765	311
Interest expense	(4,754)	(6,367)	(9,143)	(18,978)
Benefit from (provision for) income taxes	45,516	(234)	44,498	(936)
Change in tax receivable agreement liability	(42,870)	—	(42,870)	—
Depreciation and amortization expenses	(17,196)	(14,859)	(47,414)	(44,962)
Gain on transfer of membership	—	—	—	22,969
Loss on extinguishment/repayment of debt, net	(10,192)	—	(10,192)	(19,158)
Gain from equity method investees	1,392	63	3,940	12,725
Change in fair value of contingent consideration	12,700	225	5,822	819
Other income (expense), net	(345)	(41)	130	(73)
Repositioning costs	—	—	—	(6,043)
Stock-based compensation expense	(6,992)	(4,395)	(19,350)	(11,754)
Severance costs	(996)	—	(1,035)	(52)
Amortization of contract cost assets	(25)	(110)	(79)	(433)
Strategy and shareholder advisory expenses	—	—	—	(6,513)
Acquisition costs	(2,595)	(1,207)	(6,473)	(3,277)
Gain (loss) from discontinued operations (1)	—	—	(463)	1,383
Adjusted EBITDA	$28,055	$13,765	$74,049	$42,018

————————
(1)Includes $(0.5) million loss on disposal of discontinued operations for the nine months ended September 30, 2022 and $1.9 million gain on disposal of discontinued operations for the nine months ended September 30, 2021, respectively.

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

For more recent months, and for newer lines of business where there is not sufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trend and expected loss ratio analysis that reflects expected claim payment patterns and other relevant operational considerations, or authorization analysis. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior. Authorization analysis projects costs based on authorizations per thousand members basis and assigning an average cost per authorization. This is also adjusted for the impact of copays, deductibles, unit cost and historic discontinuation rates for treatment are considered.

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Nine Months Ended September 30,
	2022			2021
	EHS (1)	Clinical Solutions (1)	Total	EHS (1)	Clinical Solutions (1)	Total
Balance, beginning of period	$25,618	$145,676	$171,294	$56,295	$122,532	$178,827
Incurred health care costs:
Current year to date period	—	471,502	471,502	6,622	376,506	383,128
Prior year to date period	(5,714)	(2,440)	(8,154)	527	92	619
Total claims incurred	(5,714)	$469,062	463,348	7,149	376,598	383,747
Claims paid related to:
Current year to date period	—	(369,708)	(369,708)	(20,801)	(229,315)	(250,116)
Prior year to date period	(10,846)	(118,390)	(129,236)	(19,174)	(101,406)	(120,580)
Total claims paid	(10,846)	(488,098)	(498,944)	(39,975)	(330,721)	(370,696)
Balance, end of period	$9,058	$126,640	$135,698	$23,469	$168,409	$191,878
————————
(1)Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$1,014	$497
Class A common stock issued in connection with business combinations	130,175	—
Class A common stock issued in connection with debt repayment	101,999	—
Accrued net working capital adjustment with business combinations	791	—
Effects of Leases
Operating cash flows from operating leases	14,453	9,854
Leased assets disposed of (obtained in) exchange for operating lease liabilities	4,305	(2,157)
Supplemental Disclosures
Cash paid for interest	(6,269)	(3,771)
Cash paid for taxes, net	(955)	(734)

Note 23. Subsequent Events

Goodwill Impairment

On October 11, 2022, our Evolent Health Services segment was notified by Bright Health Group that it intended to exit its Individual and Family lines of business. Due to an expected decrease in projected future cash flows which could impact our estimated fair value, our existing goodwill in the EHS segment may require an adjustment. Such adjustment could be material. As of the date of this filing, the Company has not yet completed the analysis due to the complexities and time involved in determining the implied fair value of the goodwill. The analysis will be completed in the fourth quarter of 2022. As of September 30, 2022, goodwill in our EHS segment is $214.2 million. If the fair value of the EHS segment is determined to be less than the carrying value, an adjustment to goodwill will be required, and such amount could be material.

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

Recent Events

Evolent Health’s Response to COVID-19

Due to the nature of the services we provide and market dynamics in our end markets and with our significant customers, to date the COVID-19 pandemic has not materially impacted our financial condition, the results of operations, or our outlook. As of September 30, 2022, we had cash and cash equivalents of $156.8 million and as of the date the financial statements were available to be issued, we believe our current cash balance is sufficient to meet our liquidity needs for the next twelve months.

The COVID-19 pandemic has also affected global access to capital and caused significant volatility in financial markets. In addition, we have and are experiencing varying levels of inflation resulting in part from higher labor costs. Significant deterioration of the U.S. and global economies or rapid increases in inflation could have an adverse impact on our future liquidity needs. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on medical costs (including in oncology and cardiology), our partners and the global economy is uncertain and will depend on various factors, including the scope, severity and duration of the pandemic, including resurgence of COVID-19 cases due to more contagious variants such as Omicron and the effectiveness of vaccines. A prolonged economic downturn or recession resulting from the pandemic or more broadly, including from macroeconomic conditions could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations.

Evolent’s focus throughout this pandemic has been the health and safety of its employees and their families, as well as ensuring that we continue to furnish uninterrupted high-quality service to our partners. Evolent has deployed a multi-faceted response to COVID-19, overseen by its Emergency Preparedness Team, led by the General Counsel, Chief Compliance Officer and Chief People and Brand Officer, that focuses on maintaining its workforce in a manner that does not disrupt service delivery or operations. Evolent is closely monitoring and overseeing any issues of noncompliance or deficiencies with client operational service level agreements and continuing to review contractual business requirements in light of state and federal mandates, emergency laws and orders, and available financial support opportunities. Evolent is also mindful of the impact COVID-19 has on its vendors and subcontractors and we will continue to work with them regarding our collective obligations to Evolent’s customers. We require a COVID-19 Business Continuity Attestation from subcontractors and vendors, confirming that operational and financial obligations will be met and aiming to ensure that privacy and security risks or incidents can be mitigated and disclosed in a timely manner.

Evolent has instituted a voluntary return to the office. Fully vaccinated employees and those who have provided an approved religious or medical exemption are permitted to return to the Company’s offices in-person.

Summary of Impact of COVID-19

In evaluating the impact of COVID-19 on our business, we considered, among other factors, the nature of the services we provide, end market trends and outlook and customer-specific trends. In addition, we focused on possible changes in membership and medical utilization trends. Based on our analysis, we do not believe that our overall membership has been significantly impacted by the pandemic to date. With regards to medical utilization trends, in particular in our two largest specialties oncology and cardiology, while forecasting future impact is challenging, our analysis suggests that utilization during the nine months ended September 30, 2022 (as measured by authorizations per thousand members) is similar to what it was before the pandemic.

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

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the nine months ended September 30, 2022. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cook County Health and Hospitals Systems	21.2%	29.0%	23.0%	29.0%
Florida Blue Medicare, Inc.	13.7%	13.8%	12.5%	14.2%
Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of IPG

On August 1, 2022, the Company completed its acquisition of IPG, including 100% of the voting equity interests. IPG is a leader in providing surgical management solutions for musculoskeletal conditions. The transaction is expected to accelerate our strategy to become a leading provider of value-based specialty care solutions as well as diversify our revenue streams with a larger customer portfolio. The transaction is expected to deepen our capabilities, allowing us to cross-sell across customers and enhance our value proposition to partners.

Total merger consideration, net of cash on hand and certain closing adjustments, was $461.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on August 1, 2022. The merger consideration consisted of $256.5 million of cash consideration, 3.7 million shares of Class A common stock, fair valued at $130.2 million as of August 1, 2022, and an earn-out of up to $87.0 million, fair valued at $75.0 million as of August 1, 2022 is payable in cash and/or shares of the Company’s Class A Common Stock, at the Company’s option. IPG will report into Evolent’s specialty care management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment. Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the IPG transactions.

Ares Secured Credit Facilities

On August 1, 2022 (the “Closing Date”), the Company entered into a Credit Agreement, by and among the Company, Evolent Health LLC (“Evolent”), Endzone Merger Sub, Inc. (“Endzone” or “Initial Borrower”), which upon consummation of the transactions contemplated by the Merger Agreement was merged with and into TPG Growth Iceman Parent, Inc., Implantable Provider Group, Inc. (“Implantable”, collectively with Evolent, Endzone and TPG Growth Iceman Parent, the “Borrowers” and each a “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Ares Capital Corporation, as administrative agent, and ACF Finco I LP, as collateral agent and as revolver agent (the “2022 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrowers in the form of (i) an initial term loan in the aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) a revolving credit facility in the aggregate principal amount of up to $50.0 million, to be determined by reference to the lesser of $50.0 million and a borrowing base (the “Revolving Facility” and, together with the Initial Term Loan Facility, the “2022 Credit Facilities”), subject to the satisfaction of specified conditions. The Borrowers borrowed the loan under the Initial Term Loan Facility on August 1, 2022 (the “Initial Term Loan”), and also borrowed $50.0 million under the Revolving Facility on the Closing Date.

The interest rate for each loan under the 2022 Credit Facilities is calculated, at the option of the Borrowers, (a) in the case of the Term Loan, at either the Adjusted Term SOFR Rate (as defined in the 2022 Credit Agreement) plus 5.50%, or the base rate plus 4.50% and (b) in the case of a Revolving Loan, at either the Adjusted Term SOFR Rate plus 3.50%, or the base rate plus 2.50%. A commitment fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Term Loan Facility as of the Closing Date and (b) 2.00% of the aggregate amount of the commitments in respect of the Revolving Facility was paid as of the Closing Date. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion regarding the 2022 Credit Facilities.

2024 Notes Conversion

On August 11, 2022, the Company entered into exchange agreements with certain holders of the 2024 Notes. Pursuant to the agreements, these holders exchanged $92.8 million in aggregate principal amount of such notes for shares of the Company’s Class A common stock. On August 17 and 18, 2022, the Company consummated the exchanges and issued an aggregate of 5,394,165 shares of Class A common stock to the holders. The August 2022 exchanges of the 2024 Notes resulted in a $10.2 million loss on extinguishment/repayment of debt, net, on the consolidated statements of operations and comprehensive income (loss).

Subsequent Events

On October 11, 2022, our Evolent Health Services segment was notified by Bright Health Group that it intended to exit its Individual and Family lines of business. Due to an expected decrease in projected future cash flows which could impact our estimated fair value, our existing goodwill in the EHS segment may require an adjustment. Such adjustment could be material. As of the date of this filing, the Company has not yet completed the analysis due to the complexities and time involved in determining the implied fair value of the goodwill. The analysis will be completed in the fourth quarter of 2022. As of September 30, 2022, goodwill in our EHS segment is $214.2 million. If the fair value of the EHS segment is determined to be less than the carrying value, an adjustment to goodwill will be required, and such amount could be material.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the nine months ended September 30, 2022. We will perform our annual impairment test on October 31, 2022, including assessing the qualitative and quantitative indicators from the shutdown of Bright Health Group’s Individual and Family Plans line of business.

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

Lives on Platform and PMPM Fees

Total Lives on Platform are calculated by summing our Evolent Health Services Lives on Platform and our Clinical Solutions Lives on Platform. Evolent Health Services Lives on Platform are calculated by summing members on our value-based care and comprehensive health plan administrative platform. Clinical Solutions Lives on Platform are calculated by summing the Clinical Solutions Lives on Platform in our Performance suite and New Century Health Technology and Services suite Lives on Platform. Clinical Solutions Lives on Platform in our Performance suite are calculated by summing members covered for oncology specialty care services and members covered for cardiology specialty care services for contracts not under ASO arrangements. New Century Health Technology and Services suite Lives on Platform are calculated by summing members covered for oncology specialty care services, members covered for cardiology specialty care services and members covered for advance care planning services for contracts under ASO arrangements. Members covered for more than one category are counted in each category. Clinical Solutions Cases are calculated by summing the number of individuals receiving services through our IPG and Vital Decisions programs in a given period.

Evolent Health Services average per member per month (“PMPM”) fee is defined as platform and operations revenue pertaining to the Evolent Health Services segment during the period reported divided by the average of the beginning and ending Evolent Health Services segment membership during the period reported divided by the number of months in the period. Clinical Solutions Performance suite Average PMPM fee is defined as platform and operations services revenue pertaining to our Clinical Solutions Performance suite during the period reported divided by the average of the beginning and ending Clinical Solutions Performance suite membership during the period reported divided by the number of months in the period. New Century Health Technology and Services suite Average PMPM fee is defined as platform and operations revenue pertaining to the New Century Health Technology and Services suite during the period reported divided by the average of the beginning and ending New Century Health Technology and Services suite membership during the period reported divided by the number of months in the period. Clinical Solutions Revenue per Case is calculated by the revenue pertaining to IPG and Vital divided by the number of cases for a given period.

Management uses lives on platform, PMPM fees, cases and revenue per case because we believe that they provide insight into the unit economics of our services. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance.

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended September 30,		Change Over Prior Period		For the Nine Months Ended September 30,		Change Over Prior Period
	2022	2021	$	%	2022	2021	$	%
Revenue	$352,585	$222,471	$130,114	58.5%	$969,581	$659,599	$309,982	47.0%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	266,617	163,126	103,491	63.4%	736,061	493,071	242,990	49.3%
Selling, general and administrative expenses	68,521	51,292	17,229	33.6%	186,408	152,582	33,826	22.2%
Depreciation and amortization expenses	17,196	14,859	2,337	15.7%	47,414	44,962	2,452	5.5%
Change in fair value of contingent consideration	(12,700)	(225)	(12,475)	(5,544.4)%	(5,822)	(819)	(5,003)	(610.9)%
Total operating expenses	339,634	229,052	110,582	48.3%	964,061	689,796	274,265	39.8%
Operating income (loss)	$12,951	$(6,581)	$19,532	296.8%	$5,520	$(30,197)	$35,717	118.3%

Cost of revenue as a % of revenue	75.6%	73.3%			75.9%	74.8%
Selling, general and administrative expenses as a % of revenue	19.4%	23.1%			19.2%	23.1%

Comparison of the Results for the Three Months Ended September 30, 2022 to 2021

Revenue

Total revenue increased by $130.1 million, or 58.5%, to $352.6 million for the three months ended September 30, 2022, as compared to 2021. This increase is primarily due to the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by segment and end-market (in thousands):

	For the Three Months Ended September 30,
	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions
Medicaid	$60,054	$41,857	$79,664	$51,829
Medicare	6,335	4,816	111,632	105,219
Commercial and other	40,939	16,184	53,961	2,566
Total	$107,328	$62,857	$245,257	$159,614

Revenue from our Evolent Health Services segment increased by $44.5 million for the three months ended September 30, 2022, as compared to 2021 due to the addition of new partners. Revenue from our Clinical Solutions segment increased by $85.6 million for three months ended September 30, 2022 as compared to 2021 due to new partner additions as well as expansion into new markets.

The following table represents the Company’s lives on platform as of September 30, 2022 and 2021 and PMPM fees for the three months ended September 30, 2022 and 2021 (Lives on Platform in thousands):

	Lives on Platform/ Cases during Period		Average PMPM Fees / Revenue per Case
	September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Evolent Health Services	2,123	1,564	$16.41	$13.19
Clinical Solutions
Performance suite	2,498	1,471	27.02	34.16
New Century Health Technology and Services suite	14,853	11,670	0.29	0.36
Cases	13	—	2,201.00	—

We had 52 and 41 operating partners as of September 30, 2022 and 2021, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$53,635	$42,651	$212,377	$119,894	$605	$581	$266,617	$163,126

Cost of revenue increased by $103.5 million, or 63.4%, to $266.6 million for the three months ended September 30, 2022, as compared to 2021, principally as a result of the growth in our revenue. By key line items, the increase was driven by approximately $68.6 million due to higher claims activity in our Clinical Solutions and Evolent Health Services segments, $11.7 million due to higher personnel costs due to increased headcount and benefits to employees, $15.1 million of surgical management device costs at IPG and $5.4 million in higher professional fees primarily due to costs incurred for contracts that went live during the quarter and third-party service fees for existing customers. Approximately $1.0 million and $0.1 million of total personnel costs was attributable to stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively. Cost of revenue represented 75.6% and 73.3% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$26,867	$26,826	$16,412	$4,314	$25,242	$20,152	$68,521	$51,292

Selling, general, and administrative expenses increased by $17.2 million, or 33.6%, to $68.5 million for the three months ended September 30, 2022, as compared to 2021. The increase is driven primarily by the acquisitions of Vital Decisions and IPG. By key line items, the increase was driven by higher personnel fees due to increased headcount and expected benefits accruals to employees of $8.1 million, higher stock compensation of $1.7 million, higher insurance costs of $0.5 million and technology services due to higher headcount of $2.6 million. Approximately $6.0 million and $4.3 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively. Acquisition and severance costs accounted for approximately $3.6 million and $1.2 million of total selling, general and administrative expenses for the three months ended September 30, 2022 and 2021, respectively. Selling, general and administrative expenses represented 19.4% and 23.1% of total revenue for the three months ended September 30, 2022, as compared to 2021, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives completed in the fourth quarter of 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.3 million, or 15.7%, to $17.2 million for the three months ended September 30, 2022, as compared to 2021 due primarily to amortization of intangible assets acquired through our asset acquisitions and business combinations. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a (gain) loss on change in fair value of contingent consideration of $(12.7) million and $(0.2) million for the three months ended September 30, 2022 as compared to 2021. The change in fair value of contingent consideration for the three months ended September 30, 2022 is due to changes in the fair values of contingent liabilities incurred as a result of the acquisition of Vital Decisions in October 2021 and IPG in August 2022. The change in fair value of contingent consideration for the three months ended September 30, 2021 is due to liabilities incurred from entering into the warrant agreements as part of the 2019 Credit Agreement.

Comparison of the Results for the Nine Months Ended September 30, 2022 to 2021

Revenue

Total revenue increased by $310.0 million, or 47.0%, to $969.6 million for the nine months ended September 30, 2022, as compared to 2021. This increase is primarily due to the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by segment and end-market (in thousands):

	For the Nine Months Ended September 30,
	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions
Medicaid	$183,542	$154,850	$226,684	$148,816
Medicare	21,031	19,500	315,334	281,763
Commercial and other	101,948	48,207	121,042	6,463
Total	$306,521	$222,557	$663,060	$437,042

Revenue from our Evolent Health Services segment increased by $84.0 million for the nine months ended September 30, 2022, as compared to 2021 due to expansion of services with existing customers. Revenue from our Clinical Solutions segment increased by $226.0 million for the nine months ended September 30, 2022 as compared to 2021 due to new partner additions as well as expansion into new markets within current New Century Health Technology and Services Suite partners.

The following table represents the Company’s lives on platform as of September 30, 2022 and 2021 and PMPM fees for the nine months ended September 30, 2022 and 2021 (Lives on Platform in thousands):

	Lives on Platform/ Cases during Period		Average PMPM Fees / Revenue per Case
	September 30,		For the Nine Months Ended September 30,
	2022	2021	2022		2021
Evolent Health Services	2,123	1,564	$18.00		$12.23
Clinical Solutions
Performance suite	2,498	1,471	32.41		28.78
New Century Health Technology and Services suite	14,853	11,670	0.30		0.38
Cases	24	—	1,472.40	—	—

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the nine months ended September 30, 2022, as compared to 2021 (amounts in thousands):

	For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$169,612	$145,354	$564,628	$345,874	$1,821	$1,843	$736,061	$493,071

Cost of revenue increased by $243.0 million, or 49.3%, to $736.1 million for the nine months ended September 30, 2022, as compared to 2021, principally as a result of the growth in our revenue. By key line items, the increase was driven by approximately $164.7 million due to higher claims activity in our Clinical Solutions and Evolent Health Services segments, $32.9 million of higher personnel costs due to increased headcount, employee benefits and expected bonus accruals to employees, $22.6 million in higher professional fees primarily due to costs incurred for contracts that went live during the quarter and third-party service fees for existing customers and $15.1 million of surgical management device costs at IPG. Approximately $3.0 million and $1.6 million of total personnel costs was attributable to stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively. Cost of revenue represented 75.9% and 74.8% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings towards higher gross margin services with divestiture of our health plans combined with our Repositioning Plan. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the nine months ended September 30, 2022, as compared to 2021 (amounts in thousands):

	For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$69,264	$69,555	$43,398	$21,086	$73,746	$61,941	$186,408	$152,582

Selling, general, and administrative expenses increased by $33.8 million, or 22.2%, to $186.4 million for the nine months ended September 30, 2022, as compared to 2021, principally as a result of acquisitions. By key line items, the increase was driven by higher personnel fees due to increased headcount and expected benefits accruals to employees of $26.1 million, higher stock compensation of $6.3 million, technology services due to higher headcount of $6.8 million and higher insurance costs of $1.0 million offset, in part by lower professional fees from the Repositioning Plan and shareholder advisory services of $9.2 million and the termination of certain leases of $2.6 million. Approximately $16.4 million and $10.1 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively. Acquisition and severance costs accounted for approximately $7.5 million and $3.3 million of total selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021, respectively. Selling, general and administrative expenses represented 19.2% and 23.1% of total revenue for the nine months ended September 30, 2022, as compared to 2021, respectively. While our selling, general and administrative expenses are expected to grow as our business grows, we expect them to decrease as a percentage of our total revenue over the long term due to cost saving initiatives completed in the fourth quarter of 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.5 million, or 5.5%, to $47.4 million for the nine months ended September 30, 2022, as compared to 2021 due primarily to amortization of intangible assets acquired through our asset acquisitions and business combinations. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a gain on change in fair value of contingent consideration of $(5.8) million for the nine months ended September 30, 2022, related to the liabilities acquired as a result of the acquisitions of Vital Decisions in October 2021 and IPG in August 2022 and $(0.8) million for the nine months ended September 30, 2021, related to liabilities incurred from entering into our warrant agreements as part of the 2019 Credit Agreement that were settled in January 2021.

Discussion of Non-Operating Results

Interest Expense

Our interest expense is primarily attributable to our 2021, 2024 and 2025 Notes as well as our 2022 and 2019 Credit Agreements with Ares Capital Corporation. We recorded interest expense (including amortization of deferred financing costs) of approximately $4.8 million and $9.1 million for the three and nine months ended September 30, 2022, respectively, and $6.4 million and $19.0 million for the three and nine months ended September 30, 2021, respectively. The decrease in interest expense during the three and nine months ended September 30, 2022 compared to 2021 is driven primarily by the adoption of ASU 2020-06 and conversion of the 2024 Notes offset, in part by interest expense incurred on our 2022 Credit Agreement See “Part I - Item 1. Financial Statements - Note 10” in this Form 10-Q for the information related to interest expense.

Gain from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gain from these investments was approximately $1.4 million and $3.9 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $12.7 million for the three and nine months ended September 30, 2021, respectively. The change in gain from equity method investees for the three and nine months ended September 30, 2022 compared to 2021 is driven primarily by the sale of our Florida equity investee’s membership during the three months ended March 31, 2021.

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

Loss on Extinguishment/Repayment of Debt

On August 11, 2022, the Company entered into exchange agreements with certain holders of the 2024 Notes. Pursuant to the agreements, these holders exchanged $92.8 million in aggregate principal amount of such notes for shares of the Company’s Class A common stock. On August 17 and 18, 2022, the Company consummated the exchanges and issued an aggregate of 5,394,165 shares of Class A common stock to the holders. The August 2022 exchanges of the 2024 Notes resulted in a $10.2 million loss on extinguishment/repayment of debt, net, on the consolidated statements of operations and comprehensive income (loss).

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

Change in Tax Receivable Agreement Liability

Due to the reduction in the valuation allowance resulting from deferred tax liabilities established as part of the IPG acquisition, the Company has recorded a partial TRA liability of $42.9 million as of September 30, 2022, which represents 85% of the deferred tax assets related to the Company’s unrealized tax benefits on historical pre-IPO losses and tax basis increases from exchanges, offset with the related valuation allowance.

Provision for (Benefit from) Income Taxes

An income benefit of $(45.5) million and $(44.5) million and was recognized for the three and nine months ended September 30, 2022, respectively, which resulted in effective tax rates of 104.9% and 85.8%, respectively. An income tax expense of $0.2 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, which resulted in effective tax rates of (1.8)% and (2.9)%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Since its inception, the Company has incurred operating losses and net cash outflows from operations. The Company incurred operating losses of $5.5 million and $30.2 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash and restricted cash used in operating activities was $47.2 million and $27.9 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the Company had $156.8 million of cash and cash equivalents and $38.1 million in restricted cash and restricted investments.

We believe our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies, which may require us o seek sources of financing.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows:”

	For the Nine Months Ended September 30,
	2022	2021
Net cash and restricted cash used in operating activities	$(47,248)	$(27,909)
Net cash and restricted cash provided by (used in) investing activities	(254,659)	38,582
Net cash and restricted cash provided by (used in) financing activities	142,395	(90,446)

Operating Activities

Cash flows used in operating activities of $47.2 million for the nine months ended September 30, 2022 were primarily due to our net loss of $7.8 million, non-cash items including depreciation and amortization expenses of $47.4 million, stock-based compensation expense of $19.4 million, deferred tax benefit of $(46.4) million, amortization of contract cost assets of $14.8 million, loss on extinguishment of debt of $10.2 million, change in fair value of contingent consideration of $(5.8) million and change in our tax receivable liability of $42.9 million. Our operating cash outflows were affected by the timing of our customer and vendor payments driven by increases in accounts receivables and reductions in reserves for claims and performance-based arrangements, accrued compensation and employee benefits and accrued liabilities contributed approximately $112.7 million to our cash outflows.

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

Investing Activities

Cash flows used in investing activities of $254.7 million in the nine months ended September 30, 2022 were primarily attributable to $245.0 million paid for the acquisition of IPG, $9.2 million paid for a purchase price adjustment related to our disposal of True Health New Mexico and $27.6 million of investments in internal-use software and purchases of property and equipment offset, in part by $23.0 million from the transfer of membership and release of Passport escrow and $4.2 million from returns from our equity method investments.

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

Financing Activities

Cash flows used in financing activities of $142.4 million in the nine months ended September 30, 2022 were primarily related to $219.7 million received from our 2022 Credit Agreement offset in part by $48.3 million of cash outflows related to claims processing services on behalf of partners and $17.4 million from taxes withheld for restricted stock unit vesting.

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

Cash flows from Discontinued Operations

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business during the nine months ended September 30, 2021 were as follows:

Cash flows provided by operating activities	$5,002
Cash flows used in investing activities	(2,494)

Contractual Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2022. Our estimated contractual obligations (in thousands) as of September 30, 2022, were as follows:

	2022	2023-2024	2025-2026	2027+	Total
Operating leases for facilities(1)	$2,756	$98,519	$59,271	$40,377	$200,923
Purchase obligations related to vendor contracts	3,594	4,565	—	—	8,159
Debt interest and termination payments (2)	1,506	6,875	2,588	—	10,969
Debt principal repayment	—	24,281	172,500	225,000	421,781
Total contractual obligations	$7,856	$134,240	$234,359	$265,377	$641,832
————————
(1)Operating leases for facilities includes $77.1 million and $40.3 million of leases not yet commenced for the 2023-2024 and 2025-2026 time periods, respectively.
(2)Debt interest and termination payments does not include potential interest payments on our floating rate 2022 Credit Facilities. The interest rate for each loan under the 2022 Credit Facilities is calculated, at the option of the Borrowers, (a) in the case of a Term Loan, at either the Adjusted Term SOFR Rate (as defined in the 2022 Credit Agreement) plus 5.50%, or the base rate plus 4.50% and (b) in the case of a Revolving Loan, at either the Adjusted Term SOFR Rate plus 3.50%, or the base rate plus 2.50%. Refer to “Part I - Item 1. Financial Statements - Note 10” for additional discussion regarding the 2022 Credit Facilities.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the nine months ended September 30, 2022, accounts receivable, net, increased due primarily to the timing of cash receipts from existing customers combined with $34.2 million of receivables acquired as part of the IPG acquisition.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $38.1 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $24.9 million, collateral for letters of credit required as security deposits for facility leases of $2.3 million, amounts held with financial institutions for risk-sharing arrangements of $10.9 million as of September 30, 2022. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

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

Interest Rate Risk

As of September 30, 2022, the Company had cash and cash equivalents and restricted cash and restricted investments of $194.8 million, which consisted of bank deposits with FDIC participating banks of $191.3 million, bank deposits in international banks of $2.0 million and investments in money market funds of $1.5 million.

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

As of September 30, 2022, we had $196.8 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of September 30, 2022, we had $175.0 million of aggregate principal amount in a secured term loan and $50.0 million of aggregate principal amount in a secured revolving credit facility, both of which are floating rate instruments based on the Secured Overnight Funding Rate (“SOFR”) and subject to fluctuations in interest rates. For every 1% increase in SOFR, Company would record additional interest expense of $2.3 million per annum.

Refer to the discussion in “Part I - Item 1. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

Beginning in 2018, we have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation losses of $0.3 million and $0.7 million for the three and nine months ended September 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any material impact to our internal controls over financial reporting despite most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The broader U.S. economy has experienced higher than expected inflationary pressures during the first nine months of 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Increasing inflationary pressures may have a negative effect on our profit margins and earnings due to associated costs increases. Additionally, we face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. Failure to retain highly skilled employees due to wage inflation could have a material adverse impact on our business, results of operations or financial condition. See the risk factor captioned “If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected,” in our 2021 Form 10-K. While we are unable to predict the direction of the economy or if inflation will increase or revert to normal levels, if the current inflationary trends continue for a sustained period of time, our margins, profitability and results of operations could be adversely affected.

We are exposed to interest rate risk under the 2022 Credit Agreement, which could cause the Company’s debt service obligations to increase significantly.

We are exposed to market risk from changes in interest rates. Both the Initial Term Loan Facility and Revolving Facility that comprise the Credit Facilities is based on the SOFR, a floating rate, subject to a minimum rate set in the Credit Agreement. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Any further increase in the SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.

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

2.4*
Agreement and Plan of Merger, dated August 1, 2022, by and among Evolent Health, Inc., Evolent Health LLC, Endzone Merger Sub, Inc, TPG Growth Iceman Parent, Inc. and the Sellers’ Representative, filed as Exhibit 2.4 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

4.1
Registration Rights Agreement, dated August 1, 2022, by and between Evolent Health, Inc., TPG Growth V Iceman, L.P., and the individuals in Schedule I of the agreement, filed as Exhibit 4.1 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.1*
Credit Agreement, by and among Evolent Health, Inc., Evolent Health LLC, certain subsidiaries of Evolent Health, Inc, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent, and ACF Finco I LP, as revolving agent and collateral agent, dated as of August 1, 2022, filed as Exhibit 10.1 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.2*
Security Agreement, by and among Evolent Health, Inc., Evolent Health LLC, the other guarantors and ACF Finco I LP, as collateral agent for the benefit of the secured parties, dated as of August 1, 2022, filed as Exhibit 10.2 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.3*
Guarantee Agreement, by Evolent Health, Inc. and each of the other guarantors in favor of Ares Capital Corporation, as administrative agent for the lenders, and ACF Finco I LP, as collateral agent for the lenders, dated as of August 1, 2022, filed as Exhibit 10.3 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

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

Dated: November 3, 2022