Form 10-K
period 2022-12-31
Evolent Health, Inc.
filed 2023-02-24
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-K
_________________________

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $2.5 billion.

As of February 16, 2023, there were 111,052,414 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 8, 2023, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.
————————————————————————————————————————————————————————

Evolent Health, Inc.

Explanatory Note

In this Annual Report on 10-K, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to the business of Evolent Health, Inc. and its consolidated subsidiaries since their respective dates of acquisition, unless otherwise indicated. In October 2021, we acquired Vital Decisions, a leading provider of technology-enabled advance care planning services. In August 2022, we acquired IPG, a leader in providing surgical management solutions for musculoskeletal conditions. In January 2023, we acquired NIA, a specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine and genetics. Evolent Health LLC, a subsidiary of Evolent Health, Inc. through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company.

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
•“IPG” means Implantable Provider Group, Inc, a wholly-owned subsidiary of the Company;
•“IPO” means our initial public offering of 13.2 million shares of our Class A common stock at a public offering price of $17.00 per share in June 2015;
•“New Century Health” means NCIS Holdings, Inc., a wholly-owned subsidiary of the Company;
•“NIA” means National Imaging Associates, Inc., a wholly-owned subsidiary of the Company;
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

i

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

These statements are only predictions based on our current expectations and projections about future events. Forward-looking statements involve risks and uncertainties that may cause actual results, level of activity, performance or achievements to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•risks relating to our ability to efficiently integrate NIA into our operations;
•the financial information of NIA and the pro forma financial information of NIA may not be indicative of future results or our financial condition;
•the significant portion of revenue we derive from our largest partners, and the potential loss, non-renewal, termination or renegotiation of our relationship or contract with any significant partner, or multiple partners in the aggregate;
•evolution of the healthcare regulatory and political framework;
•uncertainty in the health care regulatory framework, including the potential impact of policy changes;
•our ability to offer new and innovative products and services and our ability to keep pace with industry standards, technology and our partners’ needs;
•risks related to completed and future acquisitions, investments, alliances and joint ventures, including our acquisitions of IPG and NIA, which could divert management resources, result in unanticipated costs or dilute our stockholders;
•the financial benefits we expect to receive as a result of the sale of certain assets of Passport to Molina Healthcare, Inc. may not be realized;
•the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes;
•risks relating to our ability to maintain profitability for our total cost of care and New Century Health’s performance-based contracts and products, including capitation and risk-bearing contracts;
•our ability to effectively manage our growth and maintain an efficient cost structure, and to successfully implement cost cutting measures;
•changes in general economic conditions nationally and regionally in our markets, including increasing inflationary pressures and economic and business conditions and the impact thereof on the economy resulting from public health emergencies, epidemics, pandemics or contagious diseases such as the COVID-19 pandemic;
•our ability to recover the significant upfront costs in our partner relationships and develop our partner relationships over time;
•our ability to attract new partners and successfully capture new opportunities;
•the increasing number of risk-sharing arrangements we enter into with our partners could limit or negatively impact our profitability;
•our ability to estimate the size of our target markets for our services;
•our ability to maintain and enhance our reputation and brand recognition;
•consolidation in the health care industry;

•competition which could limit our ability to maintain or expand market share within our industry;
•risks related to audits by CMS and other governmental payers and actions, including whistleblower claims under the False Claims Act;
•our ability to partner with providers due to exclusivity provisions in our contracts in some of our partner and founder contracts;
•risks related to managing our offshore operations and cost reduction goals;
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
•our indebtedness, our ability to service our indebtedness, and our ability to obtain additional financing on favorable terms or at all;
•our ability to achieve profitability in the future;
•the impact of litigation proceedings, government inquiries, reviews, audits or investigations;
•material weaknesses in the future may impact our ability to conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements;
•restrictions on the manner in which we access personal data and penalties as a result of privacy and data protection laws;
•liabilities and reputational risks related to our ability to safeguard the security and privacy of confidential data;
•data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;
•adequate protection of our intellectual property, including trademarks;
•risks related to legal proceedings related to any alleged infringement, misappropriation or violation of third-party intellectual property rights;
•our use of “open source” software;
•our ability to protect the confidentiality of our trade secrets, know-how and other proprietary information;
•our reliance on third parties and licensed technologies;
•restrictions on our ability to use, disclose, de-identify or license data and to integrate third-party technologies;
•our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our partners;
•our reliance on third-party vendors to host and maintain our technology platform;
•our obligations to make material payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;
•our ability to utilize benefits under the tax receivables agreement described herein;
•our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;
•the terms of agreements between us and certain of our pre-IPO investors may contain different terms than comparable agreement we may enter into with unaffiliated third parties;
•the conditional conversion features of the 2025 convertible notes, which, if triggered, could require us to settle the 2025 convertible notes in cash;
•interest rate risk under the Credit Agreement and the terms of our Series A Preferred Stock;
•our debt following the NIA acquisition and our ability to meet our obligations;
•our ability to service our debt and pay dividends on our Series A Preferred Stock
•the potential volatility of our Class A common stock price;
•the potential decline of our Class A common stock price if a substantial number of shares are sold or become available for sale, including those issuable upon conversion of our Series A Preferred Stock;
•our Series A Preferred Stock has rights, preferences and privileges that are not held by and are preferential to the rights of holders of our Class A common stock, and could in the future substantially dilute the ownership interest of holders of our Class A common stock;
•provisions in our certificate of incorporation and by-laws and provisions of Delaware law that discourage or prevent strategic transactions, including a takeover of us;
•the ability of certain of our investors to compete with us without restrictions;
•provisions in our certificate of incorporation which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees; and
•our intention not to pay cash dividends on our Class A common stock.

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

Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we undertake no obligation to publicly update any forward-looking statements to reflect events or circumstances that occur after the date of this report except to the extent expressly required by law.

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

The U.S. health care market was $4.3 trillion in spending during 2022, accounting for 20% of the United State Gross Domestic Product. As of December 31, 2021, it is estimated that approximately 61% of all health care payments in the United States are tied in some way to quality of care or value, with the remainder based purely on FFS reimbursement. However, the proportion of payments tied to quality and value varies significantly by health plan line of business and the majority of current value-based models remain tied to FFS frameworks. Government agencies and private organizations are focused on goals aimed at accelerating the adoption of risk-based reimbursement models to be the predominant form of health care payment by the end of the current decade. We believe this shift to value-based care is likely to continue accelerating, driven by price pressure in traditional FFS health care, a policy and market environment that is incentivizing value-based care models and innovation in data and technology. We believe that the transition to value-based care is impacting the business models of both providers and payers in all segments of the market, including Medicare, Medicaid, and Commercial lines of business.

We believe a significant opportunity exists to facilitate the continuing transition from FFS by focusing on improving the cost and quality of care through alignment of the business between payers and providers. Providers are well-positioned to lead this transition to value-based care because of their control over large portions of health care delivery costs, their primary position with consumers, and their strong local brands. Providers operating successfully in value-based arrangements can diversify their revenue streams, capture superior economics, and improve the quality of care they provide.

We also believe payers who successfully evolve their business model from that of FFS reimbursement towards value-based care can gain meaningful competitive advantages. Payers who successfully integrate care delivery and financing with providers stand to gain market advantage as medical expenses for their populations are lowered while quality of care is also improved.

The transformation of provider and payer business models from FFS to value-based care requires infrastructure that performs two functions: (i) the ability to create clinical value, which is typically defined as lowering the cost of care while maintaining or improving quality, that is superior to FFS, and (ii) an administrative platform to operate an increasingly value-based business. In addition to this infrastructure, we believe that participants in value-based arrangements also need sustainable contractual mechanisms to enable each party to capture clinical value that is created and sufficient lives in value-based arrangements to provide a return on infrastructure investments.

Our Business

Our History

Evolent was founded in 2011 by members of our management team, UPMC, an integrated delivery system in Pittsburgh, Pennsylvania, and The Advisory Board Company, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Since that time, we have grown both organically and through acquisitions. During 2016 and 2017 we focused on building out administrative capabilities within value-based care. In October 2018, we acquired New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based arrangements, focused primarily on oncology and cardiovascular care, initiating Evolent’s current primary strategy to pursue solutions for managing high prevalence, complex specialty care. To add to our capabilities, in October 2021, we acquired Vital Decisions, a leading provider of technology-enabled advance care planning services. In August 2022, we acquired IPG, a leader in providing surgical management solutions for musculoskeletal conditions. In January 2023, we acquired NIA, a specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine and genetics.

The Company currently manages its operations and allocates resources across two reportable segments as follows:

•Clinical Solutions, which includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health, Vital Decisions, IPG, NIA and Evolent Care Partners brands; and
•Evolent Health Services (“EHS”), focused on administrative simplification solution and supporting value-based business infrastructure.

During the first quarter of 2023, as a result of the operational success and growth within its Clinical Solutions segment including the acquisition of NIA, as well as Bright Health Group (“BHG”), a health plan operating partner of EHS, which accounted for 11.3% of the Company’s short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable as of December 31, 2022, announced its plans to exit its Individual and Family Plans (“IFP”) line of business for 2023 and thus negatively impacting the Company’s future revenues from such partner, the Company is making organizational changes and business strategy decisions which necessitate re-evaluating its reportable segments, including potentially changing the number of reportable segments. The Company anticipates its focus in the future will be primarily on maximizing the market opportunity it believes it has in the management of complex specialty conditions, which constituted approximately 70% of corporate revenue for the year ended December 31, 2022, prior to the acquisition of NIA which will increase this proportion further.

Clinical Solutions

Our Clinical Solutions segment has two primary solutions: (i) specialty care management services and (ii) total cost of care management. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one, or multiple types of solutions, depending on specific needs.

Core elements of our total cost of care management services include: (i) population health performance, which supports the delivery of patient-centric cost-effective care and (ii) delivery network alignment, comprising the development of high-performance delivery networks. Our total cost of care solution focuses on primary care providers, who serve as the primary point of contact for populations accessing medical care. Increasingly we are referring to this capability as “Complex Care,” within the framework of our focus on specialty care.

Our specialty care management services support a broad range of specialty care delivery stakeholders during their transition from FFS to value-based care, independent of their stage of maturation and specific market dynamics. We focus on the oncology, cardiology and increasingly the musculoskeletal, physical medicine and genetics markets with the objective of helping providers and payers deliver higher quality, more affordable care. In addition, we provide comprehensive quality management for oncology and cardiology patients from diagnosis through advance care planning services as well as identifying the highest quality, lowest site of care for outpatient orthopedic surgeries. We will build out these capabilities significantly within our service offerings to support additional points in the clinical care process that can positively impact quality and cost of care.

Specialty Care Management Services Solution

The foundation for our specialty care management services solution was derived through our acquisition in 2018 of New Century Health, a national population health leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based and technology and services arrangements. Since then, we have continued to invest in the solution to broaden, deepen, and scale its capabilities. We have invested in internal capabilities, as well as the acquisition of assets that expand our ability to provide more value for our clients and align with the evolution of our strategic approach to Clinical Solutions. For example, on August 1, 2022, the Company completed its acquisition of IPG, a leading technology and services company providing surgical management solutions for musculoskeletal conditions, and on January 20, 2023, the Company completed its acquisition of NIA, which provides specialty solutions for complex areas of healthcare including radiology, musculoskeletal, physical medicine and genetics.

Since its founding in 2002, New Century Health traditionally focused on the oncology and cardiology markets, which are the two largest specialties in Medicare Advantage by total expenditures. Using clinical data analytics, predictive modeling and decision support tools, New Century Health has developed proprietary clinical pathways in these markets. Managed through its proprietary specialty care management platform, New Century Health combines high performance networks of specialists and enhanced clinical pathways to deliver higher quality and more affordable care, which we consider to be hallmarks of value-based care, to patients, providers and payers. Historically, New Century Health’s legacy operations focused on the Medicare market and offered performance-based contracts, as well as technology and services arrangements, primarily to payers in the Medicare HMO segment of the overall Medicare market. More recently, New Century Health has entered into performance-based contracts with Medicaid health plans, the radiology, musculoskeletal, physical medicine and genetics markets through its acquisitions of NIA and IPG and advanced care planning through its acquisition of Vital Decisions.

New Century Health, through its legacy operations and through Vital Decisions, IPG and NIA, provides a differentiated approach designed to meet market challenges based on (i) networks of high-performance providers, (ii) design of evidence-based clinical pathways and (iii) leveraging our proprietary specialty care management technology.

(i)High-performance provider networks

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
•Incentivizes financial payment for quality and cost-efficient utilization.
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

(iii)Leverage proprietary specialty care management technology

Our legacy NCH business leverages a custom specialty care management workflow platform, CareProTM, to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners. Key attributes include:

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

In January 2023, we completed our acquisition of NIA. NIA is a healthcare management business and is focused on delivering innovative specialty solutions for fast growing, complex areas of healthcare, including radiology, musculoskeletal, physical medicine and genetics. NIA develops innovative solutions that combine advanced analytics, agile technology and clinical excellence aimed to drive better decision making and positively impact members' health outcomes. NIA’s services can be applied broadly across commercial, Medicaid and Medicare populations, or on a more targeted basis for health plan customers. NIA provides its management services primarily through: (i) risk-based contractual arrangements, where NIA assumes all or a substantial portion of the responsibility for the cost of providing treatment services in exchange for a fixed per member per month (“PMPM”) capitation payment, or (ii) ASO contractual arrangements, where NIA provides services such as utilization review, but does not assume full responsibility for the cost of the treatment services, in exchange for an administrative fee and, in some instances, shared savings.

Total Cost of Care Management Solution

Our total cost of care management solution enables providers to manage populations they may be accountable for under value-based contracts with payers or ACO contracts with CMS. This solution seeks to reduce the total cost of care for a given population by identifying and managing high-cost patients with targeted interventions managed and coordinated through primary care physicians. The economic model of our total cost of care management solution is primarily performance-based, which we believe enhances our ability to influence provider behavior by aligning our incentives with our partners. We use, and may continue to use, different go-to-market brand names for various solution packages, depending on the markets we seek to address. These go-to-market brand names include: (i) Value Based Services, wherein we support primarily health systems in their value-based operations and (ii) Evolent Care Partners, wherein we offer physicians the opportunity to join Evolent’s proprietary payer contracting vehicles, scaled risk pools, and operating model.

We refer to the offerings within this solution increasingly as “Complex Care.” Core elements of this solution include: (i) population health performance, which supports the delivery of patient-centric cost-effective care and (ii) delivery network alignment, comprising the development of high performance delivery networks. We integrate change management processes and ongoing physician-led transformation into all value-based services to build engagement, integration and alignment within our partners to successfully deliver value-based care and sustain performance. We have standardized the processes described below and are able to leverage our expertise across our partner base. Through the technological and clinical integration, we achieve, our solutions are delivered as engrained components of our partners’ core operations rather than as add-on solutions.

Evolent Health Services Overview

Our Evolent Health Services segment includes our integrated value-based care platform designed to help our customers manage and administer patient health in a more cost-effective manner. We have invested in our primary platform to facilitate value-based care business models for health plans called Identifi® along with our clinical solutions to offer an integrated value-based care platform.

Our comprehensive health plan administration services help regional and national payers and providers assemble the infrastructure required to operate, manage and capitalize on a variety of financial and administrative management services, such as health plan services, risk management, analytics and reporting and leadership and management. Historically, the economic model of this solution is primarily fee-based with defined service-level agreements around key operating metrics. The services provided by Evolent Health Services include:

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

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our partners and other third parties to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical workflows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our services and increase the effectiveness of our partners’ existing technology architecture. In addition, Identifi® provides support and value to our Clinical Solutions segment in a limited fashion. As part of our integration of NIA and focus on specialty care, we believe there are opportunities to more tightly integrate this technology to provide additional capabilities. From this, we can scale within our Clinical Solutions segment and this will be an area of focus during the NIA integration period. Highlights of the capabilities of Identifi® include the following:

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

Sources of Revenue

The majority of our revenue is derived from recurring multi-year platform and operations contracts. We believe the recurring, multi-year nature of our platform and operations contracts enables us to have strong visibility into future revenue. The amount of revenue in a given platform and operations contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, Commercial), (iii) the depth and breadth of the services and technology applications that our partners utilize from us. In situations involving clinical solutions, we typically elect to participate alongside or co-own risk-sharing arrangements with our partners whereby we share in a portion of the upside and downside clinical performance, or by owning a portion of the underwriting results through capitation. We believe performance-based contracts align our partners’ incentives with our own and enables us to capture greater value from our contracts. We believe we are in the early stages of capitalizing on these aligned operating partnerships. We believe the current value-based care arrangements of our payer and provider partners represent a relatively small portion of their overall total opportunity.

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

Significant Activities

On August 2, 2021, the Company, through a wholly owned subsidiary, entered into a definitive agreement for the Company to acquire Vital Decisions. On October 1, 2021, we consummated the acquisition of Vital Decisions for $46.5 million in cash and the issuance of 1.8 million shares of Class A common stock. Vital Decisions reports into Evolent’s specialty care management offering, New Century Health, and is consolidated into the Company’s Clinical Solutions segment. Refer to “Part II - Item 8. Financial Statements - Note 4” for additional discussion regarding the Vital Decisions transaction.

On June 24, 2022, the Company, through a wholly owned subsidiary, entered into a definitive agreement for the Company to acquire IPG. On August 1, 2022, we consummated the acquisition of IPG for $256.5 million in cash and the issuance of 3.7 million shares of Class A common stock. IPG reports into Evolent’s specialty care management offering, New Century Health, and is consolidated into the Company’s Clinical Solutions segment. Refer to “Part II - Item 8. Financial Statements - Note 4” for additional discussion regarding the IPG transaction.

On August 1, 2022 (“IPG Closing Date”), the Company entered into a credit agreement to finance the IPG transaction and fund fees and expenses incurred in connection therewith, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation (“Ares”), as administrative agent and collateral agent and revolver agent, together with the Company (the “2022 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) an initial term loan in the aggregate principal amount of $175.0 million (the “2022 Initial Term Loan Facility”) and (ii) a revolving credit facility in the aggregate principal amount of up to $50.0 million, to be determined by reference to the lesser of $50.0 million and a borrowing base (the “Revolving Facility” and, together with the Initial Term Loan Facility, the “Credit Facilities”), subject to the satisfaction of specified conditions. Refer to “Part II - Item 8. Financial Statements - Note 10” for additional discussion regarding the 2022 Credit Agreement.

On August 11, 2022, the Company entered into exchange agreements with certain holders of the 2024 Notes. Pursuant to the agreements, these holders exchanged $92.8 million in aggregate principal amount of such notes for shares of the Company’s Class A common stock. On August 17 and 18, 2022, the Company consummated the exchanges and issued an aggregate of 5,394,165 shares of Class A common stock to the holders. Refer to “Part II - Item 8. Financial Statements - Note 10” for additional discussion regarding the exchange of 2024 Notes.

On November 17, 2022, Evolent Health LLC, a wholly owned subsidiary of the Company, and the Company entered into a definitive agreement for the Company to acquire NIA (the “NIA acquisition”). On January 20, 2023, we consummated the NIA acquisition for $400.0 million in cash, $265.0 million in debt financing provided by Ares Capital Corporation and the issuance of 8.5 million shares of Class A common stock. NIA reports into Evolent’s specialty care management offering, New Century Health, and is consolidated into the Company’s Clinical Solutions segment. Refer to “Part II - Item 8. Financial Statements - Note 25” for additional discussion regarding the NIA acquisition.

On January 20, 2023, in connection with the consummation of the NIA acquisition, we entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, dated as of August 1, 2022, that provided new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $25.0 million (the “Priority ABL Incremental Facility”), and (ii) additional commitments under the Company’s existing term loan facility in an aggregate principal amount equal to $240.0 million (the “Term Loan Incremental Facility” and together with the Priority ABL Incremental Facility, the “Acquisition Facilities”), and effected certain amendments to the Existing Credit Agreement. Concurrently with Amendment No. 1, EVH LLC borrowed $25.0 million under the Priority ABL Incremental Facility and $240.0 million under the Term Loan Incremental Facility to finance, together with the proceeds from the sale of the Series A Preferred Stock (as defined below), the cash consideration payable for the NIA acquisition and pay transaction fees and expenses. Refer to “Part II - Item 8. Financial Statements - Note 25” for additional discussion regarding the amendment to the Credit Agreement.

In connection with the consummation of the NIA acquisition, on January 20, 2023, we entered into a Securities Purchase Agreement (Series A Convertible Preferred Shares) pursuant to which the Company offered and sold an aggregate 175,000 shares of our newly created Cumulative Series A Convertible Preferred Shares, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $960.00 per share, resulting in total gross proceeds to us of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Priority ABL Incremental Facility and Term Loan Incremental Facility, to finance the cash consideration payable for the NIA acquisition and pay transaction fees and expenses. Refer to “Part II - Item 8. Financial Statements - Note 25” for additional discussion regarding the sale of Series A Convertible Preferred Shares.

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

Differentiated Offering by Performing More Services Utilizing An Integrated Strategy

Building off of our strength in oncology and cardiology, we believe the acquisition of NIA will accelerate our market leadership to serve the needs of large scale, national payer organizations to manage the cost and quality of care across large and complex medical specialties. NIA is a specialty benefit management company with a complementary service offering to the Company’s historic specialties. Based on feedback from our clients, we believe the market for value-based specialty care is large, fragmented and lacking a market leader to provide clinically sophisticated, technology-enabled solutions across the highest cost, highly prevalent and most complex medical specialties. The acquisitions of NIA and IPG by Evolent are part of our competitive response to this apparent unmet need. We believe our payer clients will benefit from a platform offering a broader set of specialty services in order to avoid the inefficiencies of vendor fragmentation, and we believe they prefer fewer vendors that may provide more consistent services to their membership over time.

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

Provider-Heritage Brand Identity

We believe our provider-heritage brand identity and origins differentiate us from our competitors in the value-based care services area. We believe our solutions resonate with potential partners seeking proven solutions that work with providers in a manner that attempts to minimize friction and foster a care team approach. Our analytical and clinical solutions are rooted in our experience in growing a provider-led, integrated delivery network over the 15-years prior to the founding of Evolent Health, Inc., and growing to become one of the largest provider-owned health plans in the country. Our unique position allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with traditional, payer-siloed solutions.

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

Proven Leadership Team

We have made a significant investment in building an industry-leading management team. Our senior leadership team has extensive experience in the health care industry and a track record of delivering measurable clinical, financial and operational improvement for health care providers and payers. Our Chief Executive Officer, Seth Blackley, had served as our President since August 2011. Prior to co-founding the Company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011. Our President, Dan McCarthy, served as the New Century Health’s Chief Executive Officer since 2019 and held multiple leadership roles within Evolent since joining the Company in 2014. Prior to joining the Company, Mr. McCarthy was a partner at McKinsey & Company. Our Chief Financial Officer, John Johnson, served as the Chief Financial Officer for New Century Health along with various roles within the Company since 2016.

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

Early Stages of a Rapidly Growing Transformational Addressable Market

We believe that our existing partners represent a small fraction of providers and payers that could benefit from our solutions. The transformation of the care delivery and payment model in the United States has been rapid, but it is still in the early stages. Approximately 20% of health care payments were paid through performance or value-based care programs in 2021 and we believe that this number will continue to grow.

We believe there is a significant market opportunity in our specialty care management services solution. As of December 31, 2022, New Century Health served approximately 3.2 million Medicaid Managed Care and Medicare HMO patients out of total population of approximately 74 million. This represents a market share of roughly 4% of this total population. We believe that the adoption of this solution in oncology and cardiology by payers serving the Medicare HMO market is very low but is likely to increase as the growth in spending in these specialties is higher than the growth in overall health care spending. Furthermore, we believe that our specialty care management solution is scalable to Medicaid and other lines of business.

Capitalize on Growth in Select Government-Driven Programs

The number of people managed by government-driven programs in the United States has seen significant growth since 2016. Specifically, the number of Medicare beneficiaries reached 65 million in 2022, an 10% increase from 2017. The nature of our variable fee economic model enables us to benefit from this growth in government-managed lives. A significant portion of our revenues are attributable to government-driven programs, primarily comprised of Medicaid and, to a less significant extent, Medicare.

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
•additional specialty lines of business beyond oncology, cardiology and musculoskeletal, including kidney and fetal-maternal medicine care;
•on-site or specialty clinic services; and
•consumer engagement and digital outreach.

Selectively Pursue Strategic Acquisitions, Investments and Divestitures

We believe that the nature of our competitive landscape provides meaningful acquisition and investment opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that our partners will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche vendors and non-core portions of larger enterprises. From time to time, we may also pursue acquisition and investment opportunities of businesses related to services we currently provide or that are complementary to our technical capabilities. For example, we completed the following recent acquisitions which are expected to deepen capabilities of both Evolent and the acquired organizations, allowing cross-sell, an enhanced value proposition to partners and an opportunity to increase the margin profile of the combined organization:

•On October 1, 2021, we completed the acquisition of Vital Decisions, a leading provider of technology-enabled advance care planning services.
•On August 1, 2022, we completed the acquisition of IPG, a leading technology and services company providing surgical management solutions for musculoskeletal conditions.
•On January 20, 2023, we completed the acquisition of NIA (also known as Magellan Specialty Health), the specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine, and genetics.

As we grow, from time to time, we pursue and consummate opportunities to dispose of non-core businesses and assets.

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

Partner Relationships

Our business is predicated on strategic partnerships with leading payers and providers that are attempting to evolve two of their most critical business functions: how they deliver care and how they are compensated for it. The partnership model enables cultural alignment, integration into the care delivery and payment workflow, contractual relationships and a cycle of clinical and cost improvement with shared financial benefit.

We have sought to partner with leading payers and providers in sizable markets, which we believe creates a growth cycle that benefits from the secular transition to value-based care.

As of December 31, 2022, we had contractual relationships with 47 operating partners. We define an operating partner as an individual health plan or provider entity under contract with the Company based on a specific state-level geography and whether a relationship is based on fees for covered lives or capitation per life under management. Certain of our partners operate in a local and highly decentralized manner, requiring negotiation and contracting at a local level to expand into new arrangements and thus may be considered multiple entities under this definition, depending on partner business requirements.

Our contracts governing the relationships with our operating partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses. Typically, these contracts provide for a monthly payment calculated based on a specified rate multiplied by the number of members that our partners are managing. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of services and technology applications they are utilizing. In some cases, we are responsible for paying for all, or substantially all, of the cost of care for a defined scope of health care services out of the revenue we receive. Some of our contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. We monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. The initial term of New Century Health contracts, including contracts of IPG and Vital Decisions, typically have a multi-year initial term. While they typically contain year-to-year renewal provisions, we cannot assure you any or all of these contracts will be renewed in any particular year. NIA’s contracts with customers typically have stated terms of one to three years, and in certain cases contain renewal provisions (at the customer’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all these contracts may be immediately terminated with cause and many of NIA’s contracts are terminable without cause by the customer or NIA either upon the giving of requisite notice and the passage of a specified period of time (typically between 30 and 180 days) or upon the occurrence of other specified events.

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

The contracts may contain exclusivity or other restrictive provisions which are negotiated on an individual basis and vary depending on many factors, including the term and scope of the contract. The term of these exclusivity and other restrictive provisions typically corresponds to the term of the contract. These exclusivity or other restrictive provisions may apply to specific competitors of our partners or specific geographic areas, subject to certain exceptions. Accordingly, these exclusivity clauses may prevent us from entering into relationships with certain potential partners.

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

Competition

The market for our solutions is fragmented, competitive and characterized by rapidly evolving technology standards, customer needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Some of our competitors are more established, benefit from greater brand recognition, have larger client bases and have substantially greater financial, technical and marketing resources. The entrance or expansion of these larger companies in the managed healthcare industry (including our customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures we face and could limit our ability to maintain or increase our rates. Other competitors have proprietary technology that differentiates their product and service offerings from ours. Our competitors are constantly developing products and services that may become more efficient or appealing to our existing partners and potential partners. Additionally, some health care information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by health care providers. Our partners may also choose to insource solution functions from us in part or in whole. Our services solutions compete based on several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement using products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. We also compete based on price and aligned performance relationships and are subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of health care industry participants, practices of managed care organizations, government action and financial stress experienced by our partners.

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

Governmental Health Care Programs & Health Care Reform

We are subject to regulation by both CMS and state agencies with respect to certain services we provide relating to Medicaid and Medicare programs. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, as well as certain other individuals. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other health care benefits to qualifying individuals. As we increase our exposure to Medicare and Medicaid businesses through new and existing partners, we increase our exposure to changes in government policy with respect to and regulation of the Medicaid and Medicare programs in which we and our partners participate.

Because some of our partners are participants in governmental programs, our services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and other standards and requirements. As a result of surveys or audits, we may incur fines and penalties, and could be excluded from participating in one or more programs or institute other sanctions against us if we fail to comply with CMS regulations or Medicare and Medicaid contractual requirements.

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In particular, prior authorization standards and requirements of Medicaid and Medicare programs have come under increased scrutiny at the state and federal level. Medicare Advantage Organization (“MAOs”) utilization management practices have been the focus of a report by the Department of Health and Human Services Office of Inspector General as well as another recent calendar year 2024 proposed rule by CMS (“CY 2024 Proposed Rule”). The CY 2024 Proposed Rule would impose several requirements on MAOs with respect to their use of prior authorization.

The U.S. Congress (“Congress”) and state and local legislatures and regulators may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes with respect to Medicare and Medicaid programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business. Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS, Congress, and state agencies to continue to closely scrutinize each component of the Medicare and Medicaid programs, as well as modify the terms and requirements of the programs. It is not possible to predict the outcome of this congressional or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid and Medicare programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

In addition, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare, and Medicaid, and exchange programs. We cannot assure you as to the ultimate content, timing, or effect of any changes, nor is it possible at this time to estimate the impact of any such potential legislation or changes. Health care reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, Health Insurance Marketplace and commercial products. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. The fraud, waste and abuse laws include federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The United States federal health care programs’ Anti-Kickback Statute makes it unlawful for individuals or entities knowingly and willfully to solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program or the purchase, lease or order, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service, or item for which payment may be made in whole or in part under a federal health care program. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from federal health care programs. If an arrangement falls outside the safe harbors, it must be evaluated on its specific facts to assess whether regulatory authorities might take the position that one purpose of the arrangement is to induce referrals of federal health care program business. Our business arrangements may implicate the Anti-Kickback Statute, and we evaluate whether investment and compensation arrangements being developed by us on behalf of clients and providers fall within one of the safe harbors or Medicare Shared Savings Program waiver. If not, we consider the factors that regulatory authorities are likely to consider in attempting to identify the intent behind such arrangements. We also design business models that reduce the risk that any such arrangements might be viewed as abusive and trigger Anti-Kickback Statute claims.

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our activities relating to the way we sell and market our services, including our risk adjustment solution, may be subject to scrutiny under these laws.

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

In addition, we may be subject to federal and state “self-referral” laws, which generally prohibit physicians from referring patients for items covered by Medicare or Medicaid to entities with which the physician has a financial relationship, unless that relationship falls within a specified exception. The Stark Law is a strict liability statute and is violated even if the parties did not have an improper intent to induce physician referrals. The Stark Law is relevant to our business because we frequently organize arrangements of various kinds under which (a) physicians and hospitals jointly invest in and own ACOs, clinically integrated networks and other entities that engage in value-based contracting with third-party payers or (b) physicians are paid by hospitals or hospital affiliates for care management, medical or other services related to value-based contracts. We evaluate when these investment and compensation arrangements create financial relationships under the Stark Law and design structures that are intended to satisfy exceptions under the Stark Law or Medicare Shared Savings Program waiver.

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

Privacy and Data Security

We are subject to various federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information, and other categories of confidential or legally protected data that we handle. Such laws and rules include, without limitation, HIPAA, the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), and state privacy and security laws such as the California Privacy Rights Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services (HHS), the Federal Trade Commission, state attorneys general and other state regulators.

By processing data on behalf of our partners, we are subject to specific compliance obligations under privacy and data security-related laws, including HIPAA, the HITECH Act and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of protected personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers. The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which includes anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our partners’ health plans generally will be covered entities, and, as their business associate, they require us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements.

In addition to federal regulations issued under HIPAA, several states have enacted privacy and security statutes or regulations, which we refer to as state privacy laws, that govern the use and disclosure of a person’s medical information or records and, in some cases, are more stringent than those issued under HIPAA. These state privacy laws include regulation of employers; regulation of organizations that perform certain administrative functions, such as UR, or TPA; issuance of notices of privacy practices; and reporting and providing access to law enforcement authorities. In those cases, it may be necessary to modify our operations and procedures to comply with these more stringent state privacy laws. If we fail to comply with applicable state privacy laws, we could be subject to additional sanctions.

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

Research and Development

Our research and development expenditures primarily consist of our strategic investment in enhancing the functionality and usability of our software, Identifi® and developing programs and processes to maximize care delivery efficiency and effectiveness. We also capitalize software development costs related to Identifi® and CareProTM. Our research and development expenditures and capitalized software development costs also include the suite of products developed primarily by New Century Health.

Human Capital Management

We believe our commitment to and investment in human capital enables our continued efforts to reduce the total cost of care, improve clinical quality and simplify administration. As of February 16, 2023, we had approximately 5,100 global employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We focus on the following key measures and objectives in managing our business in order to deploy and develop our human capital strategy:

•Employee Compensation and Incentives
•Employee Training and Career Development
•Employee Well Being
•Diversity, Equity and Inclusion

Employee Compensation and Incentives

We aim to attract and retain the highest caliber of health care talent. We believe in pay for performance and structure our compensation to annually incentivize and reward high performance. We annually conduct market pay equity assessments and compensation reviews, and we continue to actively work to reduce unconscious bias in our sourcing, hiring practices, performance reviews and promotion opportunities that may contribute to pay inequities.

Employee Training and Career Development

We believe that the continued edification and development of our talent is important in continuing to maintain growth as a company as well as the growth of our individual talent. Training programs are available to all employees through our company portal that is managed by our learning and development team. Our learning and development portal enables employees to find on-demand content, view and attend live learning sessions. Additionally, during 2020 we launched our internal mobility initiative. The initiative gives employees the visibility and opportunity to apply for positions within their current teams as well as company-wide. In 2021 and 2022, we enhanced our support for our internal mobility initiative by offering Talent profiles within our human capital management system which allows employees to share skills, education, job history, personal statements and career interests. We believe this initiative will continue to help with transparency of opportunities and talent across the organization, enables employees to develop in areas that align to their career goals as well as focus on increasing the diversity of our senior levels within the company over time.

Employee Well-Being

We believe that we have a responsibility to help maintain the health and well-being of our employees. We provide our employees with comprehensive benefits including: medical insurance, dental, vision, PTO and 401k plan. In addition, we offer 100% paid maternity leave, parental leave, fertility support, bariatric surgery, diabetes and hypertension program offerings. With the on-going COVID-19 pandemic impacting our employees, we have continued to support work from home across our employee population. We continue to offer additional mental health offerings through our insurance provider through Lyra Health, work from home office set-up support, regular employee feedback surveys, personal impact days to promote social improvement engagement, an employee crisis fund, holistic wellness initiatives during the year that include yoga, cooking sessions, meditation and wellness challenges.

Diversity, Equity and Inclusion

Evolent stands firm behind its commitment to diversity, equity and inclusion and overall non-discrimination practices. Evolent is an equal opportunity employer and works to create an environment where diverse perspectives can belong, grow and lead regardless of gender, national origin, ethnicity or other protected class. In 2022, we continue to build on established diversity, equity and inclusion initiatives as we aim to continue to create a more equitable workspace. In 2021, we introduced a new development program focused on top diverse employees across the business and continued that program through 2022. This initiative included additional training for leadership in diversity, equity and inclusion throughout the organization and the hiring of a Head of Diversity, Equity and Inclusion to focus on diversity as well as an internal organization review that focused around pay, rewards, job descriptions, recruiting, career pathing and development. The table below presents certain demographic data based on our latest engagement surveys for each of the respective years below (results are based on self-identification):

	December 31,
	2022	2021	2020
Gender (global representation)
Women	62%	62%	67%
Men	38%	38%	33%
Racial and ethnic minorities (U.S. representation)
Black or African American	22.2%	21.8%	23.7%
Asian	12.6%	13.8%	11.6%
Hispanic or Latino	14.1%	12.1%	11.2%
Two or more races	2.8%	2.7%	2.8%
American Indian or Alaska Native	0.3%	0.2%	0.3%
Native Hawaiian or Other Pacific Islander	0.4%	0.4%	0.2%
Leadership Representation (Managing Director level or above)
Women	48%	50%	46%
Minorities	28%	29%	28%
Employee self-identification (U.S. representation)
LGBTQ+	8.7%	7.2%	6.8%
Veteran	2.0%	2.4%	2.6%
Disabled Individual	7.8%	4.8%	5.1%

Information about our Executive Officers

Our executive officers as of February 24, 2023, were as follows:

Name	Age	Position
Seth Blackley	44	Chief Executive Officer
Dan McCarthy	38	President
John Johnson	39	Chief Financial Officer
Steve Tutewohl	50	Chief Operating Officer
Jonathan Weinberg	55	General Counsel
Aammaad Shams	39	Chief Accounting Officer

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

Dan McCarthy has served as our President since September 2022. Prior to his role as President, Mr. McCarthy was the New Century Health’s Chief Executive Officer since 2019, and prior to that held multiple leadership roles within Evolent since joining the Company in 2014. Mr. McCarthy came to Evolent from McKinsey & Company, where he was a leader in the firm's health care practice. Mr. McCarthy holds an M.B.A. from Harvard Business School, where he was a Goldsmith Fellow, and received a B.A. from Georgetown University.

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

Aammaad Shams has served as our Chief Accounting Officer since August 2022. Prior to his current role, Mr. Shams was the Company’s Controller from June 2020 to August 2022 and Assistant Corporate Controller from January 2020 to June 2020. Mr. Shams also served as Senior Director of Technical Accounting from April 2018 to June 2019 and Senior Director of Accounting from July 2019 until December 2019. Prior to joining the Company, Mr. Shams was a Director in KPMG, LLP’s Accounting Advisory Services practice from June 2015 until March 2018. Mr. Shams is a Certified Public Accountant in the Commonwealth of Virginia.

Our executive officers are elected annually by our Board of Directors. All executive officers serve until their successors are duly chosen or elected and qualified, except in the case of earlier death, resignation or removal.

Corporate Information

Evolent began business operations in August 2011. Evolent Health, Inc., the registrant, was incorporated in the State of Delaware in December 2014. We completed our IPO in June 2015 and our Class A common stock is listed on the NYSE under the symbol “EVH”. Evolent Health, Inc. is a holding company whose principal asset is all of the Class A common units it holds in Evolent Health LLC, and its only business is to act as sole managing member of Evolent Health LLC. Substantially all of our operations are conducted through Evolent Health LLC and its consolidated subsidiaries and the financial results of Evolent Health LLC are consolidated in the financial statements of Evolent Health, Inc.

Website to Access Our Reports

Our internet website address is www.evolenthealth.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at ir.evolenthealth.com contains a significant amount of information about us, including financial and other information for investors. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, investor presentations, financial information and corporate governance practices. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below. These risks include, but are not limited to, the following:

•We may be unable to efficiently integrate NIA into our operations.
•The historical financial information of NIA related to the NIA acquisition may not be a reliable indicator of future results.
•We derive a significant portion of our revenues from our largest partners.
•The market for value-based health care in the United States is rapidly evolving.
•The health care regulatory and political framework is uncertain and evolving.
•If we are unable to offer new and innovative products and services or our products and services fail to keep pace our results of operations may suffer.
•We have made and entered, and may in the future make and enter acquisitions, investments and alliances and joint ventures, which may be difficult to integrate, result in unanticipated costs or dilute our stockholders.
•Our revenues and growth rely, in part, on our partners and revenues from our engagements, which are subject to factors outside of our control.
•Failure to accurately underwrite performance-based contracts could result in a reduction in profitability for our specialty care management solution.
•If we fail to effectively manage our growth and costs, our business could be harmed.
•Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.
•Our offshore support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals.
•If we lose key members of our management team or employees or are unable to attract and retain employees, our compensation costs will increase and our business and operating results will be adversely affected.
•We have recorded a significant amount of goodwill, and we may never realize the full value of our intangible assets, causing us to record impairments that may negatively affect our results of operations.
•We may need to obtain additional financing.
•We have experienced net losses in the past and we may not achieve profitability in the future.
•We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations.
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
•Consolidation in the health care industry could have a material adverse effect on us.
•We face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
•Our offerings could be subject to audits by CMS and other governmental payers and whistleblower claims.
•Exclusivity and right of first refusal clauses in some of our partner and founder contracts may prohibit us from partnering with certain other providers in the future, and limit our growth.
•Increasing inflationary pressures and consumer costs may have a negative effect on our margins, profitability and results of operations
•We are subject to privacy and data protection laws.
•Data loss or corruption due to failures or errors in our systems or service disruptions at our data centers may adversely affect our reputation and relationships with existing partners, which could have a negative impact on us.
•Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, we may face significant liabilities and our reputation and business will be harmed.
•If we are unable to obtain, maintain and enforce intellectual property protection, others may be able to develop and commercialize technology and products similar to ours, and our ability to commercialize our technology and products may be adversely affected.
•If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
•Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on us.

•Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.
•If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary information, the value of our technology and products could be adversely affected.
•We do not control the intellectual property rights covering certain technologies and any loss of rights to these technologies or the rights licensed to us could prevent us from developing and/or commercializing our products.
•Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on us.
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
•If we identify material weaknesses in the future, we and our auditor may conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements.
•We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future, and these amounts are expected to be material.
•We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are disallowed.
•We may not be able to realize all or a portion of the tax benefits that resulted from the exchanges of Class B common units or from the utilization of certain NOLs and from payments made under the TRA.
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
•The accounting method for convertible debt securities that may be settled in cash.
•We are exposed to interest rate risk, which could cause the Company’s debt service obligations to increase significantly.
•Our debt following the NIA acquisition is significant and could adversely affect our business and our ability to meet our obligations.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
•We expect that our stock price will be volatile and may fluctuate or decline significantly.
•Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Class A common stock.
•The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of our convertible notes or the Series A Preferred Stock, or by sales or issuances of substantial amounts of our Class A common stock.
•Some provisions of Delaware law certificate of incorporation and our by-laws and certain of our contracts may deter third parties from acquiring us.
•Our second amended and restated certificate of incorporation, as amended, and stockholders’ agreement contain provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our pre-IPO investors.
•Our certificate of incorporation designates the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
•We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Risks relating to the NIA acquisition

We may be unable to efficiently integrate NIA into our operations.

The successful integration of the NIA business and operations into those of our own, and our ability to realize the expected synergies and benefits of the NIA acquisition are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses, and realizing the anticipated cost synergies, include, among other things:

•the challenge of integrating complex organizations, platforms, systems, operating procedures, compliance programs, technology, networks and other assets of NIA;
•the difficulties harmonizing differences in the business cultures of our company and NIA;
•the inability to combine successfully our respective businesses in a manner that permits us to achieve the cost savings, revenue synergies and other anticipated benefits from the NIA acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating NIA into our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and NIA; and
•difficulties in retaining key management and other key employees.

We have incurred substantial expenses to consummate the NIA acquisition but may not realize the anticipated cost synergies, revenue synergies and other benefits to the extent expected, on the timeline expected, or at all. In addition, even if we are able to integrate the NIA business successfully, the anticipated benefits of the NIA acquisition may not be realized fully, or at all, or may take longer to realize than expected. Moreover, competition may also cause us not to fully realize the anticipated benefits of the NIA acquisition. Given the size and significance of the NIA acquisition, we may encounter difficulties in the integration of the operations of NIA and may fail to realize the full benefits and synergies of the NIA acquisition, which could adversely impact our business, results of operation and financial condition.

The historical combined financial information of NIA may not be a reliable indicator of future results.

The historical audited and unaudited financial information of NIA that was included in our Current Report on Form 8-K filed with the SEC on January 23, 2023, was prepared on a carve-out basis from Centene Corporation (“Centene”), which required certain assumptions and estimates based on accounting data extracted from accounting data books that were used when preparing the consolidated financial statements of Centene.

Accordingly, the historical combined financial information of NIA in our Current Report on Form 8-K filed with the SEC on January 23, 2023, was derived from the historical accounting records of Centene, and we anticipate that significant changes will occur in NIA’s cost structure, financing and business operations as a result of our operation of it as part of our larger corporate organization. Such historical financial information may therefore not reflect what NIA’s results of operations, financial position or cash flows would have been had it been a standalone company during the periods presented, or what they would have been had NIA been operated by us as part of our larger corporate organization during the periods presented, and may not be indicative of what NIA’s results of operations, financial position or cash flows will be in the future. In addition, our accounting policies may differ from those reflected in the carve-out financial statements.

The pro forma financial information related to the NIA acquisition was prepared for informational purposes only and may not be an indication of our financial condition or results of operations in the future.

The unaudited pro forma condensed combined financial statements included in our Current Report on Form 8-K filed with the SEC on January 23, 2023, were presented for informational purposes only and are not necessarily indicative of what our actual financial condition or results of operations would have been had the NIA acquisition, Amendment No. 1 to the Credit Agreement and sale of the Series A Preferred Stock been completed on the date indicated. The assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our financial condition or results of operations. Accordingly, our financial condition and results of operations in the future may not be consistent with, or evident from, such pro forma financial information.

Risks relating to our business and industry

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with a significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue. Our largest partner in terms of revenue, Cook County Health and Hospitals System, comprised 22.4% of our revenue for the year ended December 31, 2022. In addition, our partnership with Centene has grown, both as a result of the NIA acquisition and from other partnership opportunities. The loss of Cook County Health and Hospitals System, or any other significant partner, pursuant to a reprocurement process or otherwise, or the non-renewal or renegotiation of any of our significant partner contracts, could adversely affect our results.

In the ordinary course of business, we engage in active discussions and renegotiations, and at times we are required to participate in reprocurement or other request for proposal (“RFP”) exercises with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. Certain of our customers are subject to Medicaid health plans with state contracts that come up for renewal from time to time and can be subject to an RFP process. If a customer loses its contract or an RFP process it would cause the Company to lose that portion of the customer’s business. In addition, we may not successfully win new contracts or renewals of existing contracts through competitive market standard reprocurement or RFP processes. As partners’ businesses respond to market dynamics and financial pressures, and as partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our and NIA’s partners have renegotiated or terminated, or not renewed, and we expect that in the future additional partners will, from time to time, seek to renegotiate or terminate or not renew their agreements with us. For example, in October 2022, BHG, an operating partner of the EHS segment of the Company who accounted for 12.2% of the Company’s accounts receivable as of September 30, 2022, announced that it plans to exit its IFP line of business in 2023. The Company had previously announced the selection of EHS by BHG as the administrative services provider for this line of business, along with BHG’s intention to add approximately 700,000 members to our platform beginning January 1, 2023. BHG’s announcement, other discussions and decisions, and future discussions and decisions, have resulted and could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently have and could negatively impact our revenues, financial results (including potential impairments), business and prospects. The impact of these actions have included, and in the future could include making organizational changes across our business as well as other profitability initiatives that may result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives.

Because we rely on a limited number of partners for a significant portion of our revenues, we depend on the creditworthiness of these partners. Our partners are subject to a number of risks including reductions in payment rates from governmental payers, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations, such as plans established under the ACA and Aged, Blind and Disabled Medicaid. If the financial condition of our partners declines, our credit risk could increase. Should one or more of our significant partners declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, financial results (including potential impairments), the collectability of our accounts receivable and our bad debt reserves and net income (loss).

Although we have long-term contracts with many partners, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by the partner after a notice period has passed and, in certain cases, the partner has paid a termination fee. Certain contracts are terminable immediately upon the occurrence of certain events. For example, some contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service. Certain contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, the contract with such partner could in effect be terminated. In addition, certain contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any contracts with partners are terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. In addition, certain contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. Separately, the contracts of New Century Health, including Vital Decisions, typically run for one-year terms. While they typically contain year-to-year renewal provisions, we cannot assure that any or all of these contracts will be renewed in any particular year. We expect that future contracts will contain similar provisions to those described in this paragraph. The market for value-based health care in the United States continues to evolve, which makes it difficult to forecast demand for our products and services.

The market for value-based health care in the United States is rapidly evolving. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of this market. It is difficult to predict with any precision the future growth rate and size of our target markets.

The rapidly evolving nature of the markets in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. We believe that demand for our products and services has been driven in large part by price pressure in traditional FFS health care, a regulatory environment that is incentivizing value-based care models, a rapid expansion of retail insurance, broader use of the Internet and advances in technology. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our products and services caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. For example, a large portion of New Century Health’s and NIA’s revenue is derived from customers in the managed care industry, including risk bearing providers and national and regional managed care companies. Changes in this industry’s business practices could negatively impact New Century Health and NIA. For example, if New Century Health’s and NIA’s managed care customers seek to provide services directly to their subscribers instead of contracting with New Century Health or NIA for such services, New Century Health and NIA could be adversely affected.

The health care regulatory and political framework is uncertain and evolving.

Health care laws and regulations are rapidly evolving and may change significantly in the future, including as a result of the Biden administration, which could adversely affect our financial condition and results of operations. We are subject to regulation by both CMS and state agencies in respect of certain services we provide relating to Medicaid and Medicare programs. Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, as well as certain other individuals. Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other health care benefits to qualifying individuals. As we increase our exposure to Medicare and Medicaid businesses through new and existing partners, we increase our exposure to changes in government policy with respect to and regulation of the Medicaid and Medicare programs in which we and our partners participate.

Because some of our partners are participants in governmental programs, our services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and other standards and requirements. As a result of surveys or audits, we may incur fines and penalties, and could be excluded from participating in one or more programs or institute other sanctions against us if we fail to comply with CMS regulations or Medicare and Medicaid contractual requirements.

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In particular, prior authorization standards and requirements of Medicaid and Medicare programs have come under increased scrutiny at the state and federal level. MAO utilization management practices have been the focus of a report by the Department of Health and Human Services Office of Inspector General as well as the recent CY 2024 Proposed Rule. The CY 2024 Proposed Rule would impose several requirements on MAOs with respect to their use of prior authorization.

Congress and state and local legislatures and regulators may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes with respect to Medicare and Medicaid programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business. Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS, Congress, and state agencies to continue to closely scrutinize each component of the Medicare and Medicaid programs, as well as modify the terms and requirements of the programs. It is not possible to predict the outcome of this congressional or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid and Medicare programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

In addition, CMS, Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare, Medicaid, and exchange programs. In October 2021, the CMS Center for Medicare and Medicaid Innovation (CMMI) published a white paper outlining its new strategic direction. Key themes include an increased focus on health equity, on streamlining the CMMI model portfolio, and on advancing new goals to get “all Medicare beneficiaries” and “the vast majority of Medicaid beneficiaries” into care relationships with accountability for quality and total cost of care by 2030. We cannot quantify or predict with any certainty the likely impact of this new strategic direction on the availability or functioning of CMMI models, participation in CMS programs or modifications to their rules and regulations, changes in the law, or new interpretations of existing laws, on our methods and costs of doing business.

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

Furthermore, in April 2020, Congress enacted the Families First Coronavirus Response Act (the “FFCRA”), which requires Medicaid programs to keep individuals continuously enrolled through the end of the month in which the COVID-19 public health emergency (the “PHE”) is terminated. The PHE was most recently re-extended on October 13, 2022 through January 11, 2023. On January 30, 2023, President Biden stated that the PHE would terminate on May 11, 2023. Once the PHE extension ends on May 11, 2023, and Medicaid redeterminations resume, millions of Medicaid enrollees could lose their coverage. At such time, we believe that certain of our partners may experience a meaningful decrease of enrolled lives, which may decrease the numbers of lives on our platform and which would impact the revenues derived from such partners.

As another example of recent health care legislative changes, the Consolidated Appropriations Act (the “CAA”), enacted on December 27, 2020, contains provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency. The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information. The CAA will also require certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services. The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions. Several states have also enacted comprehensive surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts.

We are unable to predict how these changes and other health care reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the health care industry and what the potential impact may be on our business, financial condition, operating results and prospects.

In addition to these health care laws and regulations, we are subject to various other laws and regulations, including, among others, other aspects of state insurance laws, the Stark Law relating to self-referrals, the whistleblower provisions of the False Claims Act, anti-kickback laws, antitrust laws and the privacy and data protection laws.

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, Health Insurance Marketplace and commercial products. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. The fraud, waste and abuse laws include In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. In addition to these health care laws and regulations, we are subject to various other laws and regulations, including, among others, other aspects of state insurance laws, the Stark Law relating to self-referrals, the whistleblower provisions of the False Claims Act, anti-kickback laws, antitrust laws and the privacy and data protection laws. The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our activities relating to the way we sell and market our services, including our risk adjustment solution, may be subject to scrutiny under these laws. The Stark Law is relevant to our business because we frequently organize arrangements of various kinds under which (a) physicians and hospitals jointly invest in and own ACOs, clinically integrated networks and other entities that engage in value-based contracting with third-party payers or (b) physicians are paid by hospitals or hospital affiliates for care management, medical or other services related to value-based contracts. We evaluate when these investment and compensation arrangements create financial relationships under the Stark Law and design structures that are intended to satisfy exceptions under the Stark Law or Medicare Shared Savings Program waiver. We have identified instances of noncompliance in the past and cannot guarantee that we will not identify other instances in the future, or the outcome of any regulatory investigation into any non-compliance. If we were to become subject to litigation, liabilities or penalties under these or other laws or as part of a governmental review or audit, our business could be adversely affected.

If we are unable to offer new and innovative products and services or our products and services fail to keep pace with advances in industry standards, technology and our partners’ needs, our partners may terminate or fail to renew their relationships with us and our revenue and results of operations may suffer.

Our success depends on providing high-quality products and services that health care providers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied partner needs, our existing technology could become undesirable or obsolete, which could harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing partners and potential new partners will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing partners or potential new partners, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to partner preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing partners or be unable to obtain new partners and our results of operations may suffer. In addition, should any of our partners terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other partners over that same period of time. In some cases, we price our services based on expectations of long-term relationships with our partners. When a partner terminates the relationship earlier than we had expected, we lose the resources invested in that relationship as well as the upside benefits we had anticipated.

We also engage third-party vendors to develop, maintain and enhance our technology solutions, and our ability to develop and implement new technologies is therefore dependent on our ability to engage suitable vendors. We may also need to license software or technology from third parties in order to maintain, expand or modify our technology-enabled services platform. However, there is no guarantee we will be able to enter into such agreements on acceptable terms or at all. The functionality of our services platforms depends, in part, on our ability to integrate with third-party applications and data management systems that our partners use and from which they obtain data. These third parties may terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications, data management systems and application programming interfaces and access to those applications and platforms in an adverse manner.

In addition to our recent acquisition of NIA we have made and entered into, and may in the future make and enter into acquisitions, investments, alliances and joint ventures, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

As our business continues to grow, we may continue to acquire or invest in companies, businesses, products or technologies that complement our current products and services, enhance our market coverage or technical capabilities or offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and in which we have limited or no prior operating experience. That, and other acquisitions, investments, alliances or joint ventures, have resulted and could result in new, material risks to our results of operations, financial condition, business and prospects. These new risks could include increased variability in revenues and prospects associated with various risk sharing arrangements. In addition, the market price for our Class A common stock could also be affected, following the consummation of any other transaction, by factors that have not historically affected the market price for our Class A common stock.

We continuously evaluate potential acquisition targets and investments as well as opportunities to divest of non-core assets. However, there can be no assurance that any of these potential acquisitions, investments or divestitures will be consummated. Acquisitions, investments and alliances, including our recent acquisitions of NIA, Vital Decisions, and IPG, could result in numerous risks to our business which could negatively impact our financial condition and results of operations, including:

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
•unanticipated financial losses in the acquired business, including the risk of higher-than-expected health care costs;
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

We may be unable to integrate the operations, products, technologies or personnel gained through acquisitions or investments or integrate or complete any other such transaction without a material adverse effect on our business, financial condition and results of operations. Transaction agreements may impose limitations on our ability, or the ability of the business to be acquired, to conduct business. Events outside our control, including operating changes or regulatory changes, could also adversely affect our ability to realize anticipated revenues, synergies, benefits and cost savings. In addition, revenues of acquired businesses or companies, prior to and after consummation of a transaction, may be less than expected. Counterparties in transactions may have contracts with customers and other business partners which may require consents from these parties in connection with a transaction. If these consents cannot be obtained, the Company may suffer a loss of potential future revenue and may lose rights that are material to its business and the business of any combined company. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction. Any integration may be unpredictable, or subject to delays or changed circumstances, and we and any targets may not perform in accordance with our expectations. See the risk factor captioned “We may be unable to efficiently integrate NIA into our operations.” for additional information concerning integrating NIA into our operations.

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

In connection with these acquisitions, investments, alliances or joint ventures, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges (as was the case with the $47.1 million impairment charge we incurred in connection with our investment in GlobalHealth, Inc. during the year ended December 31, 2020, which represented the total value of our investment), assume liabilities or issue stock (as we have done in prior transactions) that would dilute our current stockholders’ ownership.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by partners’ health care plans each month, expansion of partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partners’ plans were to be reduced by a material amount, or if member enrollment numbers in new plans are lower than expected, which was the case with our Florida Medicaid partners, such decrease would lead to a decrease in our expected revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the partners’ continued participation in specified payer programs over which we have no control. If a partner ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract.

In addition, the transition to value-based care may be challenging for our partners. For example, fully-capitated or other provider risk arrangements have had a history of financial challenges for providers. Our partners may also have difficulty in value-based care if premium pricing is under pressure or if they incur selection bias in the health plans under which they assume risk and in so doing the premium, capitation amount or other risk-sharing arrangement they undertake may not adequately reflect the health status of the membership. Our partners may choose not to continue to capitalize affiliated health plans or subsidize losses to their reimbursement rates. Furthermore, revenue under our partner contracts may differ from our projections because of the termination of the contract for cause or at specified life cycle events, or because of fee reductions that are occasionally agreed to after the contract is initially signed.

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of partners to control and, if necessary, reduce health care costs, all of which are out of our control. We are unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general. For example, our partners may receive less Medicaid-based revenue once the Biden administration terminates the PHE on May 11, 2023 and state Medicaid redeterminations begin. Because certain partners’ revenues are highly reliant on third-party payer reimbursement funding rates and mechanisms, overall reductions of rates from such payers could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. These risks may be heightened by the COVID-19 pandemic. See “Risk factors-The health care regulatory and political framework is uncertain and evolving” for additional information.

The financial benefits we expect to receive as a result of our sale of certain assets of Passport to Molina may not be realized.

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under UHC’s Kentucky Medicaid contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In the event certain conditions are not fulfilled, we may not realize the full economic benefits we expect to derive from the transaction. The amount of cash we ultimately receive in connection with the transactions consummated by the Molina APA, the wind down of EVH Passport and related transactions could be adversely affected by a number of factors outside of our control. As of December 31, 2022, EVH Passport has $36.7 million recorded in cash and cash equivalents on our consolidated balance sheet and we cannot control or predict the timing of such capital return subject to regulatory approval from the Kentucky Department of Insurance.

Failure to accurately underwrite performance-based contracts could result in a reduction in profitability for our specialty care management solution.

Both New Century Health, the brand name we use for our specialty care management solution, and NIA derive a portion of their revenue from arrangements under which they assume responsibility for a portion of the total cost of treatments (for oncology, cardiology, radiology, musculoskeletal, physical medicine, and genetics patients) in exchange for a fixed fee. These are typically referred to as “performance-based contracts”. If the Company is unable to accurately underwrite the health care cost risk for New Century Health and NIA and control associated costs, for example due to changes in the delivery system; changes in utilization patterns; changes in the number of members seeking treatment; unforeseen fluctuations in claims backlogs; unforeseen increases in the costs of the services; the occurrence of catastrophes; regulatory changes; and changes in benefit plan design, the Company’s profitability could decline. Moreover, costs of providing oncology, cardiology, radiology, musculoskeletal, physical medicine, genetics and other specialties are very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. The competitive environment for New Century Health’s and NIA’s performance-based products could result in pricing pressures which could cause New Century Health or NIA to reduce their respective rates. In addition, customer demands or expectations as to margin levels could cause New Century Health or NIA to reduce their respective rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trend could result in a decrease of New Century Health’s or NIA’s operating margins.

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

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period of time, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.

To date, due to the nature of the services we provide, market dynamics in our end markets and with our significant customers, our operations have not been materially affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. The extent to which COVID-19 ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Factors that may determine the severity of the impact include the scope, severity and duration of the pandemic, including the resurgence of COVID-19 cases due to more contagious variants emerging such as Omicron, employee mobility and productivity and actions to contain COVID-19 or treat its impact (including federal, state and local directives to remain at home or forced business closures and the effectiveness of vaccines), among others. A prolonged economic downturn or recession resulting from the public health emergencies, outbreak of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic could adversely affect many of our partners which could, in turn, adversely impact our business, financial condition and results of operations. The Biden administration has announced that the public health emergency that was declared in connection with the COVID-19 pandemic will expire on May 11, 2023.

While the severity of the COVID-19 pandemic recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue emerging, including the Omicron variants, spreading throughout the U.S. and globally and have caused and may continue to cause significant disruptions. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of new, more contagious or lethal variants that may emerge, and the effectiveness of COVID-19 vaccines against new variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain.

The COVID-19 pandemic has impacted and may impact our business, financial condition, cash flows, or results of operations in a number of ways, including the following:

•state Medicaid agencies may experience budget pressures as a result of the pandemic which could negatively impact payments to certain of our Medicaid health plan customers and potentially cause us to incur additional bad debt expense;
•the impact of the pandemic on certain partners could result in delayed or reduced payments to us;
•as our employees and our partners’ employees work from home and access our system remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents;
•volatility in the capital markets could have a negative impact on our ability to access those markets on acceptable terms, or at all;
•any benefits to our business as a result of increased Medicaid membership or lower utilization may not be sustained in or through future periods; and
•decreased Medicaid membership as a result of Medicaid redeterminations in 2023 may reduce certain of our partners’ revenues, which could result in reduced payments to us.

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

We use certain offshore resources to provide certain support and professional services, which requires technical and logistical coordination. If we are unable to maintain acceptable standards of quality in support and professional services, our attempts to reduce costs and drive growth through margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Our offshore resources, and their ability to provide support and professional services to our domestic operations, are subject to domestic regulation at the federal, state and local levels. In certain cases, those regulations restrict or prohibit us from using our offshore resources. As a result, we may not be able to reduce costs for our domestic operations or fully realize our margin improvement goals, which could adversely affect our results of operations.

If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly-skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified talent in our industry is intense, particularly in the last several years. There has been a dramatic increase in workers leaving their positions throughout our industry that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. Many of the companies with which we compete for personnel have greater financial and other resources than we do.

We have faced and may continue to face difficulties attracting, hiring and retaining highly-skilled personnel with appropriate qualifications and may not be able to fill positions. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages before we can validate the productivity of those employees. We have increased, and expect to continue to increase, our employee compensation levels in response to our competition, as necessary. In addition, the pressures of inflation have increased our costs of labor and may continue to do so.

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

The Company has three reporting units. Our total assets include substantial goodwill. As of December 31, 2022, we had $722.8 million recorded as goodwill on our balance sheet. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.

While our annual goodwill impairment test is conducted annually on October 31, we have processes in place to monitor for interim triggering events. Under GAAP, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include macroeconomic conditions, industry and market considerations, our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events including changes in strategy, customers or litigation. A detailed discussion of our impairment testing is included in “Part II - Item 8. Financial Statements and Supplementary Data - Note 9.”

The Company recorded an impairment charge of $215.1 million during the three months ended June 30, 2020, as a result of the Kentucky Cabinet for Health and Family Services announcing that EVH Passport was not awarded a Kentucky managed Medicaid contract for the next contract period. When other indications of goodwill impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations.

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

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations in the future, including potential claims against us by our partners, with or without merit. For example, on August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Although we have settled this action, some of these matters and claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims or other matters that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our Class A common stock. Certain litigation, proceedings, government inquiries, reviews, audits or investigations or the resolution of such matters may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.

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

We incorporate certain risk sharing arrangements as part of our contractual arrangements with certain partners, and we expect to enter an increasing number and variety of risk sharing arrangements in the future. As an example, as part of our strategy to support certain partners, we entered into upside and downside risk-sharing arrangements. Through our specialty care management services, we take on members from payers through performance-based arrangements where we assume risks related to pricing of contracts. We may incur losses under these arrangements if we are unable to adjust our rates if faced with increased costs related to patient care or pharmaceutical products.

As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. As of December 31, 2022, the Company had approximately $10.9 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects.

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

We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater brand recognition, have larger client bases and have substantially greater financial, technical and marketing resources. The entrance or expansion of these larger companies in the managed healthcare industry (including our customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures we face and could limit our ability to maintain or increase our rates. If this happens, our profitability could be adversely affected. In addition, if we do not adequately respond to these competitive pressures, it could cause us to be unable to maintain our current contracts or obtain new contracts. Other competitors have proprietary technology that differentiates their product and service offerings from ours. Our competitors are constantly developing products and services that may become more efficient or appealing to our existing partners and potential partners. Additionally, some health care information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by health care providers. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to our existing partners and potential partners.

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

The broader U.S. economy has experienced higher than expected inflationary pressures throughout 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Increasing inflationary pressures may have a negative effect on our profit margins and earnings due to associated costs increases. Additionally, we face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. Failure to retain highly skilled employees due to wage inflation could have a material adverse impact on our business, results of operations or financial condition. See the risk factor captioned “If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.” While we are unable to predict the direction of the economy or if inflation will increase or revert to normal levels, if the current inflationary trends continue for a sustained period of time, our margins, profitability and results of operations could be adversely affected.

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

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Under the HITECH Act, as a business associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against business associates has increased in recent years. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business.

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

Our services involve the collection, storage and analysis of confidential information, including intellectual property and personal information of employees, health providers and others, as well as protected health information of our partners’ patients. Because of the extreme sensitivity of this information, the security and privacy features of our computer, network, and communications systems infrastructure are very important. In certain cases, we provide such information to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security and privacy protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches and/or privacy incidents or to alleviate problems caused by security breaches and/or privacy incidents. Despite our implementation of security and privacy measures designed to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers, are vulnerable to threats. These threats could include cyber-attacks, the use of harmful malware or ransomware, security breaches, acts of vandalism or theft (including by employees), computer viruses, misplaced or lost data, programming and/or human errors, power outages, protected health information leakage from implementing third-party technology to process and share data, hardware failures or other similar events. Furthermore, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, has heightened these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software including harmful malware and ransomware. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security and privacy measures could be harmed and we could lose sales and partners, which could have a material adverse effect on our business, operations, and financial results.

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

Cyber-attacks continue to evolve in sophistication and volume and may remain undetected for an extended period. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. We have seen, and will continue to see, industry-wide vulnerabilities, such as the Log4j vulnerability reported in December 2021, which could in the future affect our or other parties’ systems. We expect to continue to experience such vulnerabilities in the future. The costs of attempting to protect against cybersecurity risks and the costs of responding to cyber-attacks are significant. This could require us to expend significant resources to continue to modify or enhance our protective measures and to remediate any damage.

New data security and privacy laws and regulations are being implemented rapidly and are evolving, and we may not be able to timely comply with such requirements, and such requirements may not be compatible with our current processes. For example, regulators in the United States and globally are also inquiring more about and imposing greater monetary fines for privacy violations. In the last year, the FTC has announced that it will begin enforcing the Health Breach Notification Rule, and entered into a consent order with a $1.5 million fine. The FTC and many states (including California, Utah, Colorado, Virginia and Connecticut) have specific requirements for collecting and processing certain data including data minimization, data de-identification, opt out rights, deletion and sharing. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that is important to our business, and we expect that we may need to enter into additional license agreements in the future. We are party to an intellectual property and development services license agreement between Evolent and UPMC, or the UPMC IP Agreement, and a technology license agreement with UPMC, or the UPMC Technology Agreement. Under the UPMC IP Agreement, certain of UPMC’s proprietary analytics models and know-how are licensed to Evolent on a nonexclusive basis from UPMC; pursuant to the UPMC Technology Agreement, UPMC’s proprietary technology platform, associated know-how and the Identifi® trademark are licensed to Evolent on an irrevocable, non-exclusive basis from UPMC; in each case, subject to certain ongoing territorial, time and use restrictions. Evolent’s rights to use these technologies and know-how and employ the software claimed in the licensed technologies are subject to the continuation of and our compliance with the terms of those licenses. Our existing license agreements impose, and we expect that future license agreements will impose on us, various exclusivity obligations. If we fail to comply with our obligations under these agreements, the applicable licensor may have the right to terminate our license, in which case we may not be able to develop or commercialize the products or technologies covered by the license.

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

Risks relating to internal control over financial reporting

If we identify material weaknesses in the future, we and our auditor may conclude that our internal control over financial reporting is not effective and we may be unable to produce timely and accurate financial statements, any of which could adversely impact our investors’ confidence and our stock price.

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

In addition, our continuing growth and expansion in dispersed markets, such as our acquisitions of IPG during the third quarter of 2022, NIA in the first quarter of 2023, and other businesses we may acquire in the future, may place significant additional pressure on our system of internal control over financial reporting and require us to update our internal control over financial reporting to integrate such acquisitions.

Risks relating to our structure

We are required to pay certain of our pre-IPO investors for certain tax benefits we may claim in the future, and these amounts are expected to be material.

Under an exchange agreement we entered into at the time of our IPO, in connection with our implementation of an “Up-C” structure (which was collapsed on December 26, 2019), we granted TPG, The Advisory Board and Ptolemy Capital (together, the “Investor Stockholders”) an exchange right that allowed for receipt of newly-issued shares of the Company’s Class A common stock in exchange (a “Class B Exchange”) for an equal number of shares of the Company’s Class B common stock (which were subsequently canceled) and an equal number of Evolent Health LLC’s Class B common units. Class B common units received by the Company from relevant Investor Stockholders were simultaneously exchanged for an equivalent number of Class A common units of Evolent Health LLC, and Evolent Health LLC cancelled the Class B common units it received in the Class B Exchanges, resulting in an increase in the Company’s economic interest in Evolent Health LLC.

As of December 31, 2019, all of the Class B common units held by the Investor Stockholders and certain other stockholders had been exchanged (together with an equal number of shares) for our Class A common stock. These exchanges resulted in increases in the tax basis of our share of the assets of Evolent Health LLC that otherwise would not have been available to the Company. In addition, we expect that certain net operating losses (“NOLs”) will be available to us as a result of the transactions as described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 15 - “Tax Receivables Agreement.” These increases in tax basis and NOLs may reduce the amount of tax that we may otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

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

The payments that we make under the TRA could be substantial. Assuming no material changes in relevant tax law and based on our current operating plan and other assumptions, including the tax basis of our assets as of the date of the Offering Reorganization and the tax basis step-ups resulting from each completed exchange, we estimate that the total amount that we would be required to pay under the TRA could be approximately $113.1 million. This estimated amount includes approximately $18.1 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and approximately $95.0 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred in connection with our completed secondary offerings and private sales. The actual amount we will be required to pay under the TRA may be materially greater than these hypothetical amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

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

Risks Relating to Indebtedness and our Series A Preferred Stock

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the
“2025 Notes”). In the event the conditional conversion feature of the 2025 Notes is triggered, holders of such notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We are exposed to interest rate risk under the Credit Agreement and the terms of our Series A Preferred Stock, which could cause the Company’s debt service obligations to increase significantly.

We are exposed to market risk from changes in interest rates. Interest under all Credit Facilities under our Credit Agreement (including the Acquisition Facilities) and under the terms of our Series A Preferred Stock is based on the Secured Overnight Funding Rate (“SOFR”), a floating rate, subject to a minimum rate. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Any further increase in the SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.

Our debt following the NIA acquisition is significant and could adversely affect our business and our ability to meet our obligations.

We have $421.8 million of principal amount of indebtedness outstanding as of December 31, 2022. In connection with the NIA acquisition, we borrowed an additional $25.0 million under the Priority ABL Incremental Facility and $240.0 million under the Initial Term Loan Incremental Facility. In addition, we sold 175,000 shares of our Series A Preferred Stock for $960.00 per share, resulting in gross proceeds of $168.0 million in connection with the closing of the NIA acquisition. The proceeds from the sale of the Series A Preferred Stock were used, together with the proceeds from the Priority ABL Incremental Facility and Initial Term Loan Incremental Facility, to finance the cash consideration payable upon the closing of the NIA acquisition and pay transaction fees and expenses.

This significant amount of debt and other cash needs could have important consequences to us, including:

•requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as capital expenditures and acquisitions;
•restrictive covenants in our debt arrangements and the arrangements governing our Series A Preferred Stock, which could limit our operations and borrowing;
•the risk of a future credit ratings downgrade of our debt, increasing future debt costs and limiting the future availability of debt financing;

•increasing our vulnerability to general adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt and Series A Preferred Stock;
•placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged and that may therefore be more able to invest in their business or use their available cash to pursue other opportunities, including acquisitions; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due and satisfy obligations with respect to our Series A Preferred Stock, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt or Series A Preferred Stock.

Servicing our debt and paying dividends on our Series A Preferred Stock requires a significant amount of cash, and we may not have sufficient cash flow from our business to service our debt and make necessary capital expenditures.

Our ability to make scheduled payments of the principal of, to pay interest or dividends on or to refinance our indebtedness or our Series A Preferred Stock depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive to our stockholders. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our obligations and have a material adverse effect on our results of operations and financial condition.

Restrictive covenants in our Credit Agreement and in the Investors Rights Agreement we entered into in connection with the closing of the NIA acquisition, on January 20, 2023, with the Purchasers named in Schedule I thereto (the “Investors Rights Agreement”) may interfere with our ability to access the revolving credit facility under the Credit Agreement, or to obtain new financing or to engage in other business activities.

Our Credit Agreement and the Investors Rights Agreement impose significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of certain of our subsidiaries to, among other things:

•incur or guarantee additional debt;
•incur certain liens;
•merge or consolidate;
•transfer or sell assets;
•make certain investments;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock; and
•enter into transactions with affiliates.

In addition, pursuant to our Credit Agreement and Investors Rights Agreement, we are required to comply with certain financial covenants consisting of a minimum liquidity test, and a total secured leverage test. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that the Company will be able to maintain compliance with these covenants in the future and, if it fails to do so, that it will be able to obtain waivers from the lenders and/or amend the covenants. The Company’s failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in it being required to repay these borrowings before their due date and the lenders would be entitled to foreclose on collateral. If the Company is forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. In addition, we may be unable to access future borrowings under our revolving facility if we are unable to satisfy the applicable conditions precedent.

Risks relating to ownership of our Class A common stock

We expect that our stock price will be volatile and may fluctuate or decline significantly.

The trading price of our Class A common stock has been and may continue to be volatile and subject to wide price fluctuations in response to various factors, including:

•economic and political conditions or events;
•market conditions in the broader stock market in general, or in our industry in particular, including as a result of COVID-19 related impacts , inflationary pressures, and an uncertain macroeconomic environment due in part to the conflict between Russia and Ukraine;
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

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Class A common stock, which could adversely affect our liquidity and financial condition, and could in the future substantially dilute the ownership interest of holders of our Class A common stock.

In connection with the consummation of the NIA acquisition, we issued 175,000 shares of Series A Preferred Stock to Ares (through one or more of its funds and managed accounts).

The Series A Preferred Stock ranks senior to the Company’s Class A common stock and all future series of the Company’s preferred stock with respect to dividends and distributions on liquidation. Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. The liquidation preference of the Series A Preferred Stock will increase on the last day of each calendar quarter by the amount of any accrued and unpaid regular dividends that have not been paid in cash on the relevant dividend payment date. The regular dividend rate will also increase by 2.00% per annum upon the occurrence and during the continuance of certain triggering events, including a breach of the protective covenants contained in the Investors Rights Agreement or the Company’s failure to pay any regular dividends in cash. Holders of Series A Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Class A Common Stock on an as-converted basis.

Under various circumstances defined in the Certificate of Designation, (a) holders of shares of the Series A Preferred Stock may be entitled to convert such shares into shares of our Class A common stock, or (b) we may require all holders of such shares to convert such shares to shares of our Class A common stock. In addition, upon the occurrence of a refinancing or replacement of the entirety of the indebtedness under the Credit Agreement prior to its maturity that is provided solely by lenders who are not affiliates or approved funds of Ares Capital Management LLC, we will be required to redeem all shares of Series A Preferred Stock then outstanding for cash at a redemption price per share equal to 165.00% of the then-current liquidation preference of the Series A Preferred Stock, plus all accrued and unpaid dividends on the Series A Preferred Stock being redeemed, plus, solely in the event such refinancing or replacement is consummated prior to January 20, 2025, the aggregate amount of regular dividends per share which would have otherwise been payable on the Series A Preferred Stock from the date of redemption until January 20, 2025. If the Company undergoes a Change of Control (as defined in the Credit Agreement), the Company will be required to redeem all shares of Series A Preferred Stock then outstanding for cash at a price per share equal to the greater of (x) 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock, if such redemption occurs prior to January 20, 2025, and 135.00% of the then-current liquidation preference per share of the Series A Preferred Stock, if such redemption occurs on or after January 20, 2025, and (y) the value of the Class A Common Stock issuable upon conversion of a share of Series A Preferred Stock, which value shall be determined based on the value attributed to the Class A Common Stock in connection with such Change of Control.

The share repurchase obligations could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing and increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of Series A Preferred Stock and holders of shares of our Class A common stock. Any conversion of Series A Preferred Stock into Class A common stock would dilute the ownership interest of existing holders of our Class A common stock, and any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock.

The market price of our Class A common stock could decline due to the large number of shares of Class A common stock issuable upon conversion of our convertible notes or the Series A Preferred Stock, or by sales or issuances of substantial amounts of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes or the Series A Preferred Stock, or the perception that such conversions and sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate. As of February 16, 2023, 111,052,414 shares of our Class A common stock were outstanding. Up to a maximum of 13.3 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes and 4,375,000 million shares are reserved for issuance upon the conversion of our Series A Preferred Stock. Similarly, sales or issuances of substantial amounts of our Class A common stock in the public market by us or by our stockholders into the public market could cause the market price of our Class A common stock to decrease significantly. We issued 8,474,576 shares of our Class A common stock to Centene in connection with the closing of the NIA acquisition. Such shares are subject to lock-up obligations, subject to certain exceptions, for a fifteen-month period following the closing; provided, that Magellan Health, Inc. will be permitted to sell one-third of such shares following the nine-month anniversary of the closing of the NIA acquisition and an additional one-third of such shares following the twelve-month anniversary of the closing of the NIA acquisition. In addition, we agreed to provide Magellan Health, Inc. with registration rights. See the risk factor captioned “We have made and entered, and may in the future make and enter into acquisitions, investments, alliances and joint ventures, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.”

Some provisions of Delaware law, our second amended and restated certificate of incorporation, as amended and our third amended and restated by-laws and certain of our contracts may deter third parties from acquiring us.

Among other things, our second amended and restated certificate of incorporation, as amended, and our third amended and restated by-laws:

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

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our second amended and restated certificate of incorporation, as amended, not to be subject to Section 203 of the DGCL. Nevertheless, our second amended and restated certificate of incorporation, as amended, contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that each of TPG, UPMC and The Advisory Board and their transferees will not be deemed to be “interested stockholders,” and accordingly are not subject to such restrictions.

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

Our second amended and restated certificate of incorporation, as amended, and stockholders’ agreement contain provisions renouncing our interest and expectation to participate in certain corporate opportunities identified by or presented to certain of our pre-IPO investors.

UPMC and its affiliates may engage in activities similar to ours or lines of business or have an interest in the same areas of corporate opportunities as we do. Our second amended and restated certificate of incorporation, as amended, and stockholders’ agreement provide that UPMC and its affiliates do not have any duty to refrain from (1) engaging, directly or indirectly, in the same or similar business activities or lines of business as us, including those business activities or lines of business deemed to be competing with us, or (2) doing business with any of our clients, customers or vendors. In the event that UPMC or any of its affiliates acquires knowledge of a potential business opportunity which may be a corporate opportunity for us, they have no duty to communicate or offer such corporate opportunity to us. Our second amended and restated certificate of incorporation, as amended, and stockholders’ agreement also provide that, to the fullest extent permitted by law, UPMC and its affiliates will not be liable to us for breach of any fiduciary duty or otherwise, by reason of directing such corporate opportunity to another person, or otherwise not communicating information regarding such corporate opportunity to us, and we have waived and renounced any claim that such business opportunity constituted a corporate opportunity that should have been presented to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive business opportunities are allocated by UPMC to itself or its affiliates instead of to us.

Our second amended and restated certificate of incorporation, as amended, designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our second amended and restated certificate of incorporation, as amended, provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (c) any action asserting a claim against us arising pursuant to any provision of the DGCL, our second amended and restated certificate of incorporation, as amended, or our third amended and restated by-laws, (d) any action to interpret, apply, enforce or determine the validity of our second amended and restated certificate of incorporation, as amended, or third amended and restated by-laws or (e) any other action asserting a claim against us that is governed by the internal affairs doctrine. We refer to each of these proceedings as a covered proceeding. In addition, our second amended and restated certificate of incorporation, as amended, provides that if any action the subject matter of which is a covered proceeding is filed in a court other than the specified Delaware courts without the approval of our board of directors, which we refer to as a foreign action, the claiming party will be deemed to have consented to (1) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (2) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation, as amended, inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 34,000 square feet of office space. We also lease offices throughout the United States, and in Pune, India and Manila, Philippines. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note

12 - Leases,” the total rental expense on operating leases, net of sublease income, was $14.6 million for the year ended December 31, 2022.

Item 3. Legal Proceedings

The discussion of legal proceedings included within “Part II – Item 8. Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Item 1.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Market Information

Our Class A common stock is traded on the New York Stock Exchange under the symbol “EVH.”

Holders

As of February 16, 2023, there were 93 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

Dividends

We have not declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our Class A common stock for the foreseeable future. The timing and amount of future cash dividends on our Class A common stock, if any, is periodically evaluated by our board of directors and would depend on, among other factors, our current and expected earnings, financial condition, projected cash flows and anticipated financing needs.

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the 5 years ended December 31, 2022, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on December 31, 2017, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

None.

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

We currently manage our operations and allocate resources across two reportable segments: EHS and Clinical Solutions. The Company’s EHS segment provides an integrated administrative and clinical platform for health plan administration and value-based business infrastructure. Our Clinical Solutions segment addresses a broad spectrum of clinical needs, with tailored solutions for specialty care management in oncology and cardiology and increasingly the musculoskeletal markets and holistic total cost of care improvement. Our economic opportunity in the Clinical Solutions segment, which we believe to be significant, is largely based on (a) the total amount of medical expenses under management, and (b) the amount of savings we are able to generate relative to a benchmark or target. These partnerships, which we refer to as performance-based arrangements, include both capitation and shared savings arrangements. We also generate Clinical Solutions revenue by providing our technology and services platform on a fee basis. We go to market for our specialty care management under the brand name New Century Health, and for our total cost of care solution under the brand name Evolent Care Partners.

During the first quarter of 2023, as a result of the operational success and growth within its Clinical Solutions segment including the acquisition of NIA, as well as BHG, a health plan operating partner of EHS, which accounted for 11.3% of the Company’s short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable as of December 31, 2022, announced its plans to exit its IFP line of business for 2023 and thus negatively impacting the Company’s future revenues from such partner, the Company is making organizational changes and business strategy decisions which necessitate re-evaluating its reportable segments, including potentially changing the number of reportable segments. The Company anticipates its focus in the future will be primarily on maximizing the market opportunity it believes it has in the management of complex specialty conditions, which constituted approximately 70% percent of corporate revenue for the year ended December 31, 2022, prior to the acquisition of NIA which will increase this proportion further.

All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

Recent Events

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the year ended December 31, 2022. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2022	2021 (1)	2020 (1)
Cook County Health and Hospitals Systems	22.4%	28.0%	22.3%
Florida Blue Medicare, Inc. (2)	11.5%	14.1%	N/A
Passport (3)	*	*	19.0%
————————
(1)The denominator excludes $44.8 million and 117.4 million of True Health premium revenue reclassified to discontinued operations for the years ended December 31, 2021 and 2020, respectively.
(2)Customer added during the year ended December 31, 2021. Florida Blue Medicare, Inc. utilizes our specialty care management solutions provided by New Century Health.
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
*     Represents less than 10.0% of the respective balance

As of December 31, 2022, our average contractual relationship with our operating partners was approximately 6.4 years, with an average of 1.3 years of performance remaining per contract.

In October 2022, BHG, an operating partner of the EHS segment, announced that it plans to exit its IFP line of business for 2023. As a result of this announcement, the Company performed a quantitative assessment of the goodwill impairment test for that specific reporting unit which showed that no goodwill impairment had occurred. Revenue from BHG comprised less than 10% of our consolidated revenue for the year ended December 31, 2022.

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

Total acquisition consideration, net of cash on hand and certain closing adjustments, was $461.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on August 1, 2022. The acquisition consideration consisted of $256.5 million of cash consideration, 3.7 million shares of Class A common stock, fair valued at $130.2 million as of August 1, 2022, and an earn-out of up to $87.0 million, fair valued at $75.0 million as of August 1, 2022, which is payable in cash and/or shares of the Company’s Class A Common Stock, at the Company’s option. IPG will report into Evolent’s specialty care management offering, New Century Health, and will be consolidated into the Company’s Clinical Solutions segment. Refer to “Part II - Item 8. Financial Statements - Note 4” for additional discussion regarding the IPG transactions.

Ares Secured Credit Facilities

On August 1, 2022 (the “Closing Date”), the Company entered into a Credit Agreement, by and among the Company, Evolent Health LLC (“Evolent”), Endzone Merger Sub, Inc. (“Endzone” or “Initial Borrower”), which upon consummation of the transactions contemplated by the Merger Agreement was merged with and into TPG Growth Iceman Parent, Inc., Implantable Provider Group, Inc. (“Implantable”, collectively with Evolent, Endzone and TPG Growth Iceman Parent, the “Borrowers” and each a “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, Ares Capital Corporation, as administrative agent, and ACF Finco I LP, as collateral agent and as revolver agent (the “2022 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrowers in the form of the (i) 2022 Initial Term Loan Facility, with an aggregate principal amount of $175.0 million and (ii) a revolving credit facility in the aggregate principal amount of up to $50.0 million, to be determined by reference to the lesser of $50.0 million and a borrowing base (the “Revolving Facility” and, together with the 2022 Initial Term Loan Facility, the “2022 Credit Facilities”), subject to the satisfaction of specified conditions. The Borrowers borrowed the loan under the 2022 Initial Term Loan Facility on August 1, 2022 (the “Initial Term Loan”), and also borrowed $50.0 million under the Revolving Facility on the Closing Date.

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

Acquisition of NIA

On November 17, 2022, Evolent Health LLC, a wholly owned subsidiary of the Company, and the Company entered into a definitive agreement for the Company to acquire NIA. On January 20, 2023, we consummated the acquisition of NIA for $400.0 million in cash, $265.0 million in debt financing provided by Ares Capital Corporation and the issuance of 8.5 million shares of Class A common stock. NIA reports into Evolent’s specialty care management offering, New Century Health, and is consolidated into the Company’s Clinical Solutions segment. Refer to “Part II - Item 8. Financial Statements - Note 25” for additional discussion regarding the NIA acquisition.

Credit Agreement Amendment

On January 20, 2023, in connection with the consummation of the acquisition of NIA, we entered into Amendment No. 1 to the Credit Agreement, dated as of August 1, 2022, that provided new secured debt financing in the form of (i) additional commitments under the Priority ABL Incremental Facility in an aggregate principal amount equal to $25.0 million, and (ii) additional commitments under the Company’s Term Loan Incremental Facility in an aggregate principal amount equal to $240.0 million, and effected certain amendments to the Existing Credit Agreement. Concurrently with Amendment No. 1, EVH LLC borrowed $25.0 million under the Priority ABL Incremental Facility and $240.0 million under the Term Loan Incremental Facility to finance, together with the proceeds from the sale of the Series A Preferred Stock (as defined below), the cash consideration payable for the acquisition of NIA and pay transaction fees and expenses. Refer to “Part II - Item 8. Financial Statements - Note 25” for additional discussion regarding the amendment to the Credit Agreement.

Series A Preferred Stock

In connection with the consummation of the acquisition of NIA, on January 20, 2023, we entered into a Securities Purchase Agreement (Series A Convertible Preferred Shares) pursuant to which the Company offered and sold an aggregate 175,000 shares of Series A Preferred Stock, at a purchase price of $960.00 per share, resulting in total gross proceeds to us of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Priority ABL Incremental Facility and Term Loan Incremental Facility, to finance the cash consideration payable for the acquisition of NIA and pay transaction fees and expenses. Refer to “Part II - Item 8. Financial Statements - Note 25” for additional discussion regarding the sale of Series A Preferred Stock.

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

On October 31, 2022, the Company performed its annual goodwill impairment test for fiscal year 2022. As a result of BHG announcing its plan to exit its IFP line of business in 2023, thus negatively impacting the Company’s future revenues from such partner, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for that specific reporting unit. In doing so, we estimated the fair value of the reporting unit by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. The quantitative analysis of the EHS reporting unit showed that the fair value exceeded the carrying value. Contracts with our customers may be cancelled or renegotiated and future revenue growth is dependent on winning new contracts. Further, the impairment analysis is particularly sensitive to changes in the projected revenue growth rates and expenses and the discount rate. Changes in these key assumptions such as a significant unfavorable change to our forecasted cash flows due to being unsuccessful in winning certain contracts or certain of our contracts being cancelled or renegotiated by our customers, could result in a revision of management’s estimates and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers.

For the remaining reporting units, after assessing the totality of events and circumstances including the results of our previous valuations, no events occurred or circumstances changed during the period under consideration that would, more likely than not, reduce the fair value of any reporting unit below their carrying amount. Therefore, the Company concluded that the quantitative assessment was not required. For all reporting units, it was determined that as of October 31, 2022, no impairment of goodwill had occurred.

As of December 31, 2022, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2022. The Company determined there had been no such indicators, therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2022.

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

We assess the likelihood that our deferred tax assets will be recovered from future taxable income by considering both positive and negative evidence relating to their recoverability. If we believe that it is more likely than not that these deferred tax assets will not be recovered, we establish a valuation allowance. To the extent that we increase a valuation allowance in a period, we include an expense in the consolidated statement of operations in the period in which such determination is made.

In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective negative evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax losses over the three years ended December 31, 2022.

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

Our gross unrecognized benefits are $1.6 million as of December 31, 2022. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.

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

Clinical Solutions Performance Suite Average PMPM fee is defined as platform and operations services revenue pertaining to our Clinical Solutions Performance Suite during the period reported divided by the average of the beginning and ending Clinical Solutions Performance Suite Lives on Platform for the period divided by the number of months in the period. New Century Health Technology and Services Suite Average PMPM fee is defined as platform and operations revenue pertaining to the New Century Health Technology and Services Suite during the period reported divided by the average of the beginning and ending New Century Health Technology and Services Suite Lives on Platform for the period divided by the number of months in the period. Clinical Solutions Revenue per Case is calculated by the revenue pertaining to IPG and Vital Decisions divided by the number of cases for a given period.

Evolent Health Services average PMPM fee is defined as platform and operations revenue pertaining to the Evolent Health Services segment during the period reported divided by the average of the beginning and ending Evolent Health Services Lives on Platform for the period divided by the number of months in the period.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Year Ended December 31,		Change Over Prior Period		For the Year Ended December 31,		Change Over Prior Period
	2022	2021	$	%	2021	2020	$	%
Revenue	$1,352,013	$907,957	$444,056	48.9%	$907,957	$924,639	$(16,682)	(1.8)%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	1,035,429	657,551	377,878	57.5%	657,551	696,581	(39,030)	(5.6)%
Selling, general and administrative expenses	269,269	219,499	49,770	22.7%	219,499	210,412	9,087	4.3%
Depreciation and amortization expenses	67,195	60,037	7,158	11.9%	60,037	60,835	(798)	(1.3)%
Loss on disposal of assets and consolidation	—	—	—	—%	—	698	(698)	(100.0)%
Goodwill impairment	—	—	—	—%	—	215,100	(215,100)	(100.0)%
Change in fair value of contingent consideration	(23,522)	13,281	(36,803)	(277.1)%	13,281	3,860	9,421	244.1%
Total operating expenses	1,348,371	950,368	398,003	41.9%	950,368	1,187,486	(237,118)	(20.0)%
Operating income (loss)	$3,642	$(42,411)	$46,053	108.6%	$(42,411)	$(262,847)	$220,436	83.9%

Cost of revenue as a % of revenue	76.6%	72.4%			72.4%	75.3%
Selling, general and administrative expenses as a % of revenue	19.9%	24.2%			24.2%	22.8%

Comparison of the Results for Years Ended December 31, 2022 to 2021

Revenue

Total revenue increased by $444.1 million, or 48.9%, to $1,352.0 million for the year ended December 31, 2022, as compared to 2021. This increase is primarily due to $79.3 million from our acquisitions of IPG and Vital Decisions and $364.8 million from the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by segment and end-market (in thousands):

	For the Year Ended December 31,
	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions
Medicaid	$238,504	$215,236	$320,858	$205,833
Medicare	27,092	26,358	431,321	380,973
Commercial and other	141,906	68,219	192,332	11,338
Total	$407,502	$309,813	$944,511	$598,144

Revenue from our Evolent Health Services segment increased by $97.7 million for the year ended December 31, 2022, as compared to 2021 due to growth with existing customers and new customer additions; one of these new customers has entered winddown as of January 1, 2023, and we do not expect future revenues from this customer to remain at these levels. Revenue from our Clinical Solutions segment increased by $346.4 million for the year ended December 31, 2022 as compared to 2021, primarily due to $79.3 million from our acquisitions of IPG and Vital Decisions, new partner additions, transition to risk based contracts with Medicaid customers and expansion into new markets within current New Century Health Technology and Services Suite partners.

The following table represents the Company’s lives on platform and cases as of December 31, 2022 and 2021 and PMPM fees and revenue per case for the years ended December 31, 2022 and 2021 (Lives on Platform in thousands):

	Revenue		Lives on Platform/ Cases during Period		Average PMPM Fees / Revenue per Case
	For the Year Ended December 31,		December 31,		For the Year Ended December 31,
	2022	2021	2022	2021	2022	2021
Evolent Health Services(1)	$408,371	$311,627	2,159	1,586	$17.74	$14.91
Clinical Solutions
Performance suite	808,067	550,949	3,312	1,502	27.98	29.05
New Century Health Technology and Services Suite	52,494	42,501	15,158	14,574	0.29	0.34
Cases	83,950	4,694	39	4	1,800.55	1,063.95
Intersegment eliminations attributable to EHS	(869)	(1,814)	N/A	N/A	N/A	N/A
————————
(1)Evolent Health Services revenue includes $9.7 million and $11.2 million of revenue from transformation services for the years ended December 31, 2022 and 2021, respectively.

Cost of Revenue

The following table provides a summary of our total cost of revenue by segment for the year ended December 31, 2022, as compared to 2021 (amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$232,337	$198,190	$800,570	$456,912	$2,522	$2,449	$1,035,429	$657,551

Cost of revenue increased by $377.9 million, or 57.5%, to $1,035.4 million for the year ended December 31, 2022, as compared to 2021, principally as a result of the growth in our revenue. The increase included approximately $253.8 million from higher claims cost in our Clinical Solutions and Evolent Health Services segments from acquisitions and transition from ASO to risk based contracts for certain customers, $33.6 million of higher personnel costs due to increased headcount, employee benefits and bonus accruals for employees primarily in our Clinical Solutions segment, $22.1 million in higher professional fees primarily due to costs incurred for contracts that went live during the year and third-party service fees for existing customers, $40.9 million of surgical management costs at IPG and $12.3 million of severance costs primarily in our Evolent Health Services segment. Approximately $4.4 million and $2.3 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the year ended December 31, 2022 and 2021, respectively. Cost of revenue represented 76.6% and 72.4% of total revenue for the year ended December 31, 2022 and 2021, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings with the rapid growth of our Performance Suite products. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

The following table provides a summary of our total selling, general and administrative by segment for the year ended December 31, 2022, as compared to 2021 (amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	Evolent Health Services		Clinical Solutions		Corporate		Total
Total	$94,581	$86,480	$63,820	$34,696	$110,868	$98,323	$269,269	$219,499

Selling, general, and administrative expenses increased by $49.8 million, or 22.7%, to $269.3 million for the year ended December 31, 2022, as compared to 2021, principally as a result of acquisitions in our Clinical Solutions segment and employee costs across all business units. The increase was primarily driven by higher personnel fees due to increased headcount and expected benefit accruals to employees of $33.1 million primarily in our Clinical Solutions segment, higher stock compensation of $15.2 million due to the achievement and change in projected achievement of certain performance measurements, technology services due to higher headcount of $9.1 million, $1.5 million of severance costs and acquisition costs of $7.5 million, offset, in part by lower professional fees from cost savings initiatives of $9.6 million and the termination of certain leases of $3.9 million. Approximately $29.6 million and $14.4 million of total personnel costs were attributable to stock-based compensation expense for the year ended December 31, 2022 and 2021, respectively. Acquisition and severance costs accounted for approximately $24.9 million and $4.4 million of total selling, general and administrative expenses for the year ended December 31, 2022 and 2021, respectively. Selling, general and administrative expenses represented 19.9% and 24.2% of total revenue for the year ended December 31, 2022, as compared to 2021, respectively. While our selling, general and administrative expenses are expected to grow as we integrate NIA operations, we expect them to decrease as a percentage of our total revenue over the long-term due to cost saving initiatives completed in the fourth quarter of 2021 and higher operating performance.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $7.2 million, or 11.9%, to $67.2 million for the year ended December 31, 2022, as compared to 2021 due primarily to amortization of intangible assets acquired through our asset acquisitions and business combinations. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a loss (gain) on change in fair value of contingent consideration of $(23.5) million for the year ended December 31, 2022, related to the liabilities acquired as a result of the acquisitions of Vital Decisions in October 2021, and IPG in August 2022, and $13.3 million for the twelve months ended December 31, 2021, related to liabilities acquired as a result of the acquisition of Vital Decisions in 2021.

Comparison of the Results for the Year Ended December 31, 2021 to 2020

Revenue

Total revenue decreased by $16.7 million, or 1.8%, to $908.0 million for the year ended December 31, 2021, as compared to 2020.

The following table represents Evolent’s revenue disaggregated by segment and end-market for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020	2021	2020
	Evolent Health Services		Clinical Solutions
Medicaid	$215,236	$236,634	$205,833	$274,028
Medicare	26,358	68,505	380,973	257,092
Commercial and other	68,219	77,221	11,338	11,159
Total	$309,813	$382,360	$598,144	$542,279

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

The following table represents the Company’s lives on platform and cases as of December 31, 2021 and 2020 and PMPM fees and revenue per case for the years ended December 31, 2021 and 2020 (Lives on Platform in thousands):

	Lives on Platform/ Cases during Period		Average PMPM Fees / Revenue per Case
	December 31,		For the Year Ended December 31,
	2021	2020	2021	2020
Evolent Health Services	1,586	1,898	$14.91	$17.63
Clinical Solutions
Performance suite	1,502	1,602	29.05	28.55
New Century Health Technology and Services suite	14,574	6,286	0.34	0.43
Cases	4	—	1,063.95	—

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

Discussion of Non-Operating Results

Interest Expense

Our interest expense is primarily attributable to our 2021 Notes, 2024 Notes and 2025 Notes, as well as our 2022 and 2019 Credit Agreements with Ares Capital Corporation. We recorded interest expense (including amortization of deferred financing costs) of approximately $15.6 million, $25.4 million and $28.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in interest expense during the year ended December 31, 2022, compared to 2021 is driven primarily by the adoption of ASU 2020-06 and partial conversion of the 2024 Notes offset, in part by interest expense incurred on our 2022 Credit Agreement. The decrease in interest expense during the year ended December 31, 2021, compared to 2020, is driven primarily by the termination of the Ares Credit Agreement in January 2021, offset, in part by, the issuance of the 2024 Notes in August 2020. We expect interest expense to increase during 2023 as a result of the Acquisition Facilities entered into in January 2023. However, we are focused on deleveraging the balance sheet in the long-term thereby decreasing interest expense. See “Part II - Item 8. Financial Statements - Note 10” in this Form 10-K for more information related to interest expense.

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

Gain from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gain from these investments was approximately $4.6 million, $13.2 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The change in gain from equity method investees for the year ended December 31, 2022, compared to 2021 is driven primarily by the sale of our Florida equity investee’s membership during the three months ended March 31, 2021. The change in gain from equity method investees for the year ended December 31, 2021, compared to 2020, is driven primarily by the Company’s investment in Passport during 2020 combined with gains on the sale of our Florida equity investee’s membership during 2021.

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

Change in Tax Receivable Agreement Liability

Due to the reduction in the valuation allowance resulting from deferred tax liabilities established as part of the IPG acquisition, the Company has recorded a partial TRA liability of $46.0 million as of December 31, 2022, which represents 85% of the deferred tax assets related to the Company’s unrealized tax benefits on historical pre-IPO losses and tax basis increases from exchanges, offset with the related valuation allowance. As a result of the NIA acquisition, we expect to record a significant reduction to our valuation allowance paired with a significant increase in our TRA liability.

Provision for (Benefit from) Income Taxes

An income tax provision for (benefit from) of $(43.4) million, $0.5 million and $(2.4) million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively, which resulted in effective tax rates of 69.9%, (1.6)% and 0.7%, respectively. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported operating gains (losses) of $3.6 million, $(42.4) million and $(262.8) million for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash and restricted cash provided by (used in) operating activities was $(11.6) million, $38.7 million and $(16.2) million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the Company had $188.2 million of cash and cash equivalents and $27.0 million in restricted cash and restricted investments.

We believe our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies, which may require us to seek sources of financing.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements - Consolidated Statements of Cash Flows:”

	For the Year Ended December 31,
	2022	2021	2020
Net cash and restricted cash provided by (used in) operating activities	$(11,553)	$38,747	$(16,225)
Net cash and restricted cash provided by (used in) investing activities	(259,115)	(15,786)	261,072
Net cash and restricted cash provided by (used in) financing activities	131,541	(29,548)	(11,862)

Operating Activities

Cash flows used in operating activities of $11.6 million for the year ended December 31, 2022 were primarily due to our net loss of $19.2 million, non-cash items including depreciation and amortization expenses of $67.2 million, stock-based compensation expense of $34.0 million, deferred tax benefit of $(45.6) million, amortization of contract cost assets of $23.1 million, loss on extinguishment of debt of $10.2 million, change in fair value of contingent consideration of $(23.5) million and change in our tax receivable liability of $46.0 million. Our operating cash outflows were affected by the timing of our customer and vendor payments primarily driven by increases in accounts receivables from Cook County Health and Hospitals System of approximately $99.2 million, reduction of our accrued liabilities due to a decrease in expected IPG and Vital Decisions contingent consideration payments of $25.7 million and an increase in reserves for liabilities related to payments to providers and pharmacies under performance-based arrangements related to its total cost of care and specialty care management services of $28.4 million.

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

Investing Activities

Cash flows used in investing activities of $259.1 million in the year ended December 31, 2022 were primarily attributable to $248.1 million paid for the acquisition of IPG, $9.2 million paid for a purchase price adjustment related to our disposal of True Health New Mexico and $38.4 million of investments in internal-use software and purchases of property and equipment, offset in part, by $31.0 million from the transfer of membership and release of Passport escrow and $5.6 million from returns from our equity method investments.

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

Financing Activities

Cash flows provided by financing activities of $131.5 million in the year ended December 31, 2022, were primarily related to $219.7 million received from our 2022 Credit Agreement, offset in part, by $59.4 million of cash outflows related to claims processing services on behalf of partners and $18.3 million from taxes withheld for restricted stock unit vesting.

Cash flows used in financing activities of $29.5 million in the year ended December 31, 2021, were primarily related to the repayment and termination of our Credit Agreement and settlement of our outstanding warrant agreements with Ares Capital Corporation of $98.4 million, offset, in part, by a $61.2 million increase in net working capital balances held on behalf of our partners for claims processing services and a $13.3 million increase from cash proceeds from stock option exercises.

Cash flows used in financing activities of $11.9 million in the year ended December 31, 2020, were primarily related to a $20.0 million redemption of the Sponsors equity in EVH Passport in accordance with the terms of EVH Passport’s Stockholders’ Agreement as part of the EVH Passport wind-down and repurchase of our 2021 Notes of $16.6 million, $1.9 million of taxes withheld and paid for vests of restricted stock units and a $6.0 million decrease in working capital balances held on behalf of our partners for claims processing services offset, in part by $30.1 million from proceeds of convertible debt. The change in working capital balances held on behalf of partners for claims processing are pass-through amounts and can fluctuate materially from period to period depending on the timing of when the claims are processed.

Cash flows from Discontinued Operations

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business were as follows:

	For the Year Ended December 31,
	2021	2020
Cash flows provided by operating activities	$5,002	$6,852
Cash flows (used in) provided by investing activities	(2,494)	2,636

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2023. Our estimated contractual obligations (in thousands) as of December 31, 2022, were as follows:

	2023	2024-2025	2026-2027	2028+	Total
Operating leases for facilities(1)	$11,455	$20,687	$17,672	$31,692	$81,506
Purchase obligations related to vendor contracts	7,621	2,266	—	—	9,887
Convertible notes interest payments	3,437	6,025	—	—	9,462
Convertible notes principal repayment	—	196,781	—	—	196,781
Contingent consideration(2)	78,000	—	—	—	78,000
Total contractual obligations	$100,513	$225,759	$17,672	$31,692	$375,636
————————
(1)Operating leases for facilities includes $596 thousand and $76 thousand of leases not yet commenced for the 2023 and 2024-2025 time periods, respectively.
(2)Represents the fair value of earn-out consideration related to the IPG and Vital Decisions transactions. See “Part II - Item 8. Financial Statements - Note 4” for further details of the Company’s contingent consideration obligations.

As of December 31, 2022, we had $175.0 million of aggregate principal amount in a secured term loan and $50.0 million of aggregate principal amount in a secured revolving credit facility, which were subsequently increased on January 20, 2023, through additional secured term loan borrowings of $240.0 million of aggregate principal amount and secured revolving credit facility of $25.0 million of aggregate principal amount entered into as part of the NIA acquisition. All loans under the Credit Agreement (including loans under the Acquisition Facilities and loans outstanding under the Existing Credit Agreement) (collectively, the “Loans”) will mature in 2029. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of a term loan, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of a revolving loan, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%.

In connection with the Closing, on January 20, 2023, we entered into a Securities Purchase Agreement (Series A Convertible Preferred Shares) with the Purchasers listed on Schedule I thereto pursuant to which the Company offered and sold to the Purchasers an aggregate 175,000 shares of the Company’s newly created Cumulative Series A Convertible Preferred Shares. Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designations) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the year ended December 31, 2022, accounts receivable, net, increased due primarily to the timing of cash receipts from Florida Blue Medicare, Inc. and Cook County Health and Hospital Systems combined with $34.2 million of receivables acquired as part of the IPG acquisition.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $27.0 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $13.8 million, collateral for letters of credit required as security deposits for facility leases of $2.3 million, amounts held with financial institutions for risk-sharing arrangements of $10.9 million as of December 31, 2022. See “Part II - Item 8. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the year ended December 31, 2022, non-trade accounts receivable decreased $23.0 million primarily due to proceeds from the transfer of EVH Passport membership to Molina and $8.0 million of proceeds from other EVH Passport receivables.

Goodwill and Intangible Assets

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. As part of our acquisition of IPG in August 2022, we added $195.7 million of intangible assets and $296.6 million of goodwill. See “Part II - Item 8. Financial Statements - Note 4” for further details of the Company’s restricted cash balances.

Tax Receivable Agreement

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. Payments under the TRA are due within 100 days of filing the Company’s annual U.S. Federal income tax return. The Company has recorded a partial TRA liability of $46.0 million as of December 31, 2022. See “Part II - Item 8. Financial Statements - Note 15” for further details of the Company’s TRA.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business, payment of interest on our convertible debt and secured borrowings and payment of preferred dividends. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of December 31, 2022, the Company had cash and cash equivalents and restricted cash and restricted investments of $215.2 million, which consisted of bank deposits with FDIC participating banks of $214.4 million and bank deposits in international banks of $0.8 million.

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

As of December 31, 2022, we had $196.8 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of December 31, 2022, we had $175.0 million of aggregate principal amount in a secured term loan and $50.0 million of aggregate principal amount in a secured revolving credit facility, which were subsequently increased through additional secured term loan borrowings of $240.0 million aggregate principal amount and secured revolving credit facility of $25.0 million of aggregate principal amount entered into as part of the NIA acquisition. Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designations) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events. All of our secured term loan and secured revolving credit facility and Series A Preferred Stock borrowings are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. For every 1% increase in SOFR, the Company would record additional interest expense of $4.9 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part II - Item 8. Financial Statements - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippino Peso. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation losses of $0.8 million, $84.0 thousand and $44.0 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Evolent Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Reserve for Claims — Refer to Note 22 to the financial statements

Critical Audit Matter Description

The Company records reserves for the ultimate cost of claims that have been incurred but not reported (IBNR), including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. The liability is primarily calculated using completion factors developed by comparing the claim incurred date to the date claims were paid. Key assumptions include current payment experience, trend factors, and completion factors. Completion factors are impacted by several key items including changes in (1) electronic (auto-adjudication) versus manual claim processing, (2) provider claims submission rates, (3) membership, and (4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

For more recent months, and for newer lines of business where there is insufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trend and expected loss ratio analysis that reflect expected claim payment patterns and other relevant operational considerations or authorization analysis. For each reporting period, the Company compares key assumptions used to establish the reserves for claims to actual experience. When actual experience differs from these assumptions, reserves for claims are adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends. The reserve for claims as of December 31, 2022, was $199.7 million.

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
– Comparing management’s September 30, 2022 assumptions of expected development and ultimate cost of claims to actuals incurred during the fourth quarter of 2022 to identify potential bias in the determination of the reserve for claims.

Goodwill — Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each of its reporting units to the respective carrying value for each of those reporting units at least annually. In addition to the annual impairment evaluation, the Company evaluates goodwill for impairment if an event occurs or circumstances change during the period that indicates that the fair value of a reporting unit may be below the carrying value. The Company performed its annual goodwill impairment assessment as of October 31, 2022.

The goodwill balance was $722.8 million as of December 30, 2022. Due to a health plan operating partner within the EHS segment announcing its plans to exit its Individual and Family Plans line of business, the Company performed a quantitative impairment evaluation of the goodwill in the EHS segment’s reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates. The impairment analysis is particularly sensitive to changes in the projected revenue growth rates and expenses and the discount rate. Changes in these key assumptions such as a significant unfavorable change to the Company’s forecasted cash flows due to being unsuccessful in winning certain contracts or certain of the contracts being cancelled or renegotiated by its customers, could result in a revision of management’s estimates and could result in impairment charges in the future, which could be material to the Company’s results of operations.

We identified goodwill for the EHS segment’s reporting unit as a critical audit matter due to the significant judgments made by management to estimate the fair value, the sensitivity of the assumptions used and the difference between its fair value and carrying value. Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rates, operating margins, the discount rates, and the implied control premium required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s assumptions for the revenue growth rates, operating margins, the discount rates, and the implied control premium for the Company’s reporting unit in the EHS segment included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluations, including controls over management’s impairment assessment methodology and assumptions related to revenue growth rates, operating margins, selection of the discount rate, and the implied control premium.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
–Historical revenues and operating margins.
–Internal communications to management and the Board of Directors.
–Forecasted information included in analyst reports as well as certain publicly available peer company information.
•We evaluated the impact of changes in management’s forecasts from the October 31, 2022 annual measurement date to December 31, 2022.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) implied control premium by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management and the implied control premium.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 24, 2023

We have served as the Company's auditor since 2019.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$188,200	$266,280
Restricted cash and restricted investments	14,492	75,685
Accounts receivable, net (1)	254,684	130,604
Prepaid expenses and other current assets (1)	20,678	51,391
Total current assets	478,054	523,960
Restricted cash and restricted investments	12,466	12,977
Investments in equity method investees	4,475	5,458
Property and equipment, net	87,874	81,365
Right-of-use assets - operating	49,027	50,203
Prepaid expenses and other noncurrent assets (1)	2,378	6,790
Contract cost assets	17,461	32,624
Intangible assets, net	442,784	279,784
Goodwill	722,774	426,297
Total assets	$1,817,293	$1,419,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$57,174	$96,084
Accrued liabilities (1)	111,198	107,241
Operating lease liability - current	7,122	7,069
Accrued compensation and employee benefits	52,460	51,861
Deferred revenue	5,758	11,944
Reserve for claims and performance - based arrangements (1)	199,730	171,294
Total current liabilities	433,442	445,493
Long-term debt, net	412,986	215,676
Other long-term liabilities	4,744	5,531
Tax receivable agreement liability	45,950	—
Operating lease liabilities - noncurrent	56,010	57,722
Deferred tax liabilities, net	4,744	1,403
Total liabilities	957,876	725,825
Commitments and Contingencies (See Note 11)
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 101,500,558 and 90,758,318 shares issued, respectively	1,015	908
Additional paid-in-capital	1,486,857	1,340,989
Accumulated other comprehensive loss	(1,178)	(362)
Retained earnings (accumulated deficit)	(606,154)	(626,779)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	859,417	693,633
Total liabilities and shareholders' equity	$1,817,293	$1,419,458
(1) See Note 19 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenue(1)	$1,352,013	$907,957	$924,639
Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	1,035,429	657,551	696,581
Selling, general and administrative expenses (1)	269,269	219,499	210,412
Depreciation and amortization expenses	67,195	60,037	60,835
Loss on disposal of assets and consolidation	—	—	698
Goodwill impairment	—	—	215,100
Change in fair value of contingent consideration	(23,522)	13,281	3,860
Total operating expenses	1,348,371	950,368	1,187,486
Operating income (loss)	3,642	(42,411)	(262,847)
Interest income	1,369	407	2,633
Interest expense	(15,572)	(25,425)	(28,325)
Impairment of equity method investments	—	—	(47,133)
Gain from equity method investees	4,569	13,179	10,039
Gain on transfer of membership	—	45,938	—
Loss on extinguishment/repayment of debt	(10,192)	(21,343)	(4,789)
Change in tax receivable agreement liability	(45,950)	—	—
Other income (expense), net	57	(146)	(118)
Loss from continuing operations before income taxes	(62,077)	(29,801)	(330,540)
Provision for (benefit from) income taxes	(43,376)	483	(2,368)
Loss from continuing operations	(18,701)	(30,284)	(328,172)
Loss from discontinued operations, net of tax (2)	(463)	(7,317)	(6,074)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(19,164)	$(37,601)	$(334,246)

Loss per common share
Basic and diluted:
Continuing operations	$(0.20)	$(0.35)	$(3.86)
Discontinued operations	—	(0.09)	(0.08)
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.20)	$(0.44)	$(3.94)

Weighted-average common shares outstanding
Basic and diluted	93,699	86,067	84,928

Comprehensive loss
Net loss	$(19,164)	$(37,601)	$(334,246)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(816)	(84)	(44)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(19,980)	$(37,685)	$(334,290)

————————
(1)See Note 19 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $0.5 million and $6.8 million of loss on disposal of discontinued operations for years ended December 31, 2022 and 2021, respectively.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Evolent Health, Inc.	Non-controlling Interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	84,589	$846	$1,173,708	$(234)	$(251,962)	$—	$922,358	$6,689	$929,047
Cumulative-effect adjustment from adoption of ASU 2016-03	—	—	—	—	(2,970)	—	(2,970)	—	(2,970)
Stock-based compensation expense	—	—	14,606	—	—	—	14,606	—	14,606
Exercise of stock options	416	4	2,573	—	—	—	2,577	—	2,577
Restricted stock units vested, net of shares withheld for taxes	462	5	(1,856)	—	—	—	(1,851)	—	(1,851)
Consolidation of equity method investment	—	—	—	—	—	(21,123)	(21,123)	—	(21,123)
Share retirement	(188)	(2)	(683)	—	—	—	(685)	—	(685)
Class A common stock issued for payment of earn-outs	616	6	4,179	—	—	—	4,185	—	4,185
Equity component of 2024 Notes, net of issuance costs	—	—	36,793	—	—	—	36,793	—	36,793
Disposal of assets	—	—	—	—	—	—	—	(6,689)	(6,689)
Foreign currency translation adjustment	—	—	—	(44)	—	—	(44)	—	(44)
Net loss	—	—	—	—	(334,246)	—	(334,246)	—	(334,246)
Balance as of December 31, 2020	85,895	859	1,229,320	(278)	(589,178)	(21,123)	619,600	—	619,600
Stock-based compensation expense	—	—	16,711	—	—	—	16,711	—	16,711
Exercise of stock options	1,490	15	13,274	—	—	—	13,289	—	13,289
Restricted stock units vested, net of shares withheld for taxes	492	5	(3,855)	—	—	—	(3,850)	—	(3,850)
Shares issued for acquisition	1,771	18	56,608	—	—	—	56,626	—	56,626
Conversion of 2021 Notes	1,095	11	28,481	—	—	—	28,492	—	28,492
Class A common stock issued for payment of earn-outs	16	—	450	—	—	—	450	—	450
Foreign currency translation adjustment	—	—	—	(84)	—	—	(84)	—	(84)
Net loss	—	—	—	—	(37,601)	—	(37,601)	—	(37,601)
Balance as of December 31, 2021	90,759	908	1,340,989	(362)	(626,779)	(21,123)	693,633	—	693,633
Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	(106,172)	—	39,789	—	(66,383)	—	(66,383)
Stock-based compensation expense	—	—	33,981	—	—	—	33,981	—	33,981
Exercise of stock options	651	6	4,446	—	—	—	4,452	—	4,452
Restricted stock units vested, net of shares withheld for taxes	496	5	(7,091)	—	—	—	(7,086)	—	(7,086)
Leveraged stock units vested, net of shares withheld for taxes	459	5	(11,237)	—	—	—	(11,232)	—	(11,232)
Exchange of 2024 Notes	5,394	54	101,803	—	—	—	101,857	—	101,857
Shares issued for acquisition	3,742	37	130,138	—	—	—	130,175	—	130,175
Foreign currency translation adjustment	—	—	—	(816)	—	—	(816)	—	(816)
Net loss	—	—	—	—	(19,164)	—	(19,164)	—	(19,164)
Balance as of December 31, 2022	101,501	$1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417	$—	$859,417
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows Provided by (Used In) Operating Activities
Net loss	$(19,164)	$(37,601)	$(334,246)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration	(23,522)	13,281	3,860
Loss on discontinued operations	463	6,786	698
Gain from equity method investees	(4,569)	(13,179)	(10,039)
Depreciation and amortization expenses	67,195	60,037	61,475
Impairment of equity method investees	—	—	47,133
Stock-based compensation expense	33,981	16,711	14,606
Deferred tax benefit	(45,608)	(526)	(1,132)
Amortization of contract cost assets	23,056	13,041	21,195
Amortization of deferred financing costs	2,302	18,045	14,780
Gain on transfer of membership	—	(45,938)	—
Goodwill impairment	—	—	215,100
Loss on extinguishment/repayment of debt, net	10,192	21,343	4,789
Change in tax receivable agreement liability	45,950	—	—
Other current operating cash inflows (outflows), net	2,612	392	875
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(102,980)	(5,779)	(47,017)
Prepaid expenses and other current and non-current assets	1,673	5,599	7,340
Contract cost assets	(7,693)	(18,979)	(11,400)
Accounts payable	13,165	7,250	3,547
Accrued liabilities	(28,791)	(324)	8,801
Accrued compensation and employee benefits	447	3,538	11,143
Deferred revenue	(6,508)	(739)	(8,943)
Reserve for claims and performance-based arrangements	28,436	(3,799)	(36,108)
Right-of-use operating assets	2,500	8,844	11,934
Operating lease liabilities	(2,983)	(6,522)	(2,782)
Other long-term liabilities	(1,707)	(2,734)	8,166
Net cash and restricted cash provided by (used in) operating activities	(11,553)	38,747	(16,225)
Cash Flows Provided by (Used In) Investing Activities
Cash paid for asset acquisitions and business combinations	(248,111)	(49,012)	(300)
Loan for implementation funding	—	—	1,000
Proceeds from transfer of membership and release of Passport escrow	30,969	42,996	—
Disposal of non-strategic assets and divestiture of discontinued operations, net	(9,164)	3,490	(2,287)
Return of equity method investments	5,552	14,218	—
Impact to cash and cash equivalents and restricted cash from initial consolidation	—	—	159,755
Purchases of investments	—	(2,995)	(11,170)
Maturities and sales of investments	—	500	143,441
Investments in internal-use software and purchases of property and equipment	(38,361)	(24,983)	(29,473)
Other investing activities	—	—	106
Net cash and restricted cash provided by (used in) investing activities	(259,115)	(15,786)	261,072
Cash Flows Provided by (Used In) Financing Activities
See accompanying Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2022	2021	2020
Changes in working capital balances related to claims processing on behalf of partners	(59,449)	61,162	(6,044)
Repayment of Credit Agreement including settlement of warrants	—	(98,420)	—
Proceeds from stock option exercises	4,452	13,289	2,577
Proceeds from issuance of long-term debt, net of offering costs	219,740	—	30,062
Repayment and repurchase of 2021 Notes and financing fees	—	(429)	(16,606)
Distributions to Sponsors	(14,884)	(1,300)	(20,000)
Taxes withheld and paid for vesting of equity awards	(18,318)	(3,850)	(1,851)
Net cash and restricted cash provided by (used in) financing activities	131,541	(29,548)	(11,862)
Effect of exchange rate on cash and cash equivalents and restricted cash	(657)	(52)	65
Net decrease in cash and cash equivalents and restricted cash	(139,784)	(6,639)	233,050
Cash and cash equivalents and restricted cash as of beginning-of-period (1)	354,942	361,581	128,531
Cash and cash equivalents and restricted cash as of end-of-period (1)	$215,158	$354,942	$361,581
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for the years ended December 31, 2021 and 2020. See Note 5.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and through its subsidiaries supports leading health systems and physician organizations to move their business models from traditional fee-for-service (“FFS”) reimbursement to value-based care, which we consider to be an integrated clinical and financial responsibility for populations.

As of December 31, 2022, the Company had unrestricted cash and cash equivalents of $188.2 million. The Company believes it has sufficient liquidity for the next twelve months as of the date the financial statements were available to be issued.

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

Operating Segments

Operating segments are defined as components of a business that may recognize revenue and incur expenses for which discrete financial information is available that is evaluated, on a regular basis, by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company made organizational changes, including re-evaluating its reportable segments, as a result of the entry into the agreement to sell True Health on January 11, 2021. Effective during the first quarter of 2021, the Company bifurcated its previous Services segment into two segments. The Company’s EHS segment includes our administrative simplification solution and supporting population health infrastructure. Our Clinical Solutions segment includes our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health and Evolent Care Partners brands. Refer to Note 21 for a further discussion of our operating results by segment.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	December 31,
	2022	2021
Collateral for letters of credit for facility leases (1)	$2,269	$3,769
Collateral with financial institutions (2)	10,912	11,662
Claims processing services (3)	13,777	73,226
Other	—	5
Total restricted cash and restricted investments	$26,958	$88,662

Current restricted cash	14,492	75,685
Total current restricted cash and restricted investments	$14,492	$75,685

Non-current restricted cash	12,466	12,977
Total non-current restricted cash and restricted investments	$12,466	$12,977
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$188,200	$266,280
Restricted cash and restricted investments	26,958	88,662
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows (1)	$215,158	$354,942
————————
(1)As a result of the closing of the sale of True Health during the first quarter of 2021, the consolidated statement of operations and related financial information reflect the Company’s operations and assets and liabilities of True Health as discontinued operations. Cash flows and comprehensive income have not been adjusted and are included in the consolidated statements of cash flows and consolidated statements of comprehensive income (loss) for year ended December 31, 2021. See Note 5.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. See note 7 for additional discussion regarding accounts receivable and allowances.

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
When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in loss on disposal of assets and consolidation on our consolidated statements of operations and comprehensive income (loss).

We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset group is not recoverable and exceeds fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. See note 8 for additional discussion regarding accounts receivable and allowances.

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

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value at each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating income or expense. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 4 for additional discussion regarding business combinations.

Equity Method Investments

For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of its investments accounted for under the equity method. These investments are included in investments in equity method investees on the consolidated balance sheets with income or loss included in gain from equity method investees on the consolidated statements of operations and comprehensive income (loss). See Note 17 for additional discussion regarding our equity method investments.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. Following the sale of True Health, the Company has three reporting units and our annual goodwill impairment review occurs on October 31 of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 9 for additional discussion regarding the goodwill impairment tests conducted during 2022 and 2021.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	10 - 20 years
Customer relationships	11 - 25 years
Technology	5 years
Provider network contracts	3 - 5 years

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of December 31, 2022 and 2021, approximately 47% and 42%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of December 31, 2022, approximately 14% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards generally vest over a three or four-year period and stock options expire 10 years from the date of grant.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2022 and 2021, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S., India and the Philippines and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

Loss per Common Share

Basic loss per common share is computed by dividing net loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares plus the weighted average number of Class A common shares assuming the conversion of our convertible notes, as well as the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our exchangeable Class B common stock. For periods of net loss, shares used in the diluted loss per share calculation represent basic shares as using potentially dilutive shares would be anti-dilutive.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early application permitted. We are currently evaluating the impact of adopting this standard, however we do not expect it to have a material impact on our consolidated financial statements.

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
Total acquisition consideration, net of cash on hand and certain closing adjustments, was $461.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on August 1, 2022. The acquisition consideration consisted of $256.5 million of cash consideration, 3.7 million shares of Class A common stock, fair valued at $130.2 million as of August 1, 2022, and an earn-out of up to $87.0 million, fair valued at $75.0 million as of August 1, 2022 is payable in cash and/or shares of the Company’s Class A Common Stock, at the Company’s option. See Note 18 for additional information regarding the fair value determination of the earn-out consideration.
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

Pro forma financial information has not been presented for the IPG acquisition as the impact to the Company’s consolidated financial statements was not material.

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 years, 5 years, and 15 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of a proprietary customer relationship management and analytics platform that supports reporting to payors with respect to medical device pricing and associated analytics. The corporate trade name reflects the value that we believe the IPG brand name carries in the market. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is attributable primarily to cross-selling opportunities and the acquired assembled workforce and was all allocated to the Clinical Solutions segment. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a discrete tax benefit of $46.8 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the year December 31, 2022, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. As of December 31, 2022, we had not finalized the determination of fair values allocated to the acquired intangible assets and deferred tax liability. Any necessary adjustments will be finalized within one year from the date of acquisition.

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
Total acquisition consideration, net of cash on hand and certain closing adjustments, was $117.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on October 1, 2021. The acquisition consideration consisted of $46.5 million of cash consideration, 1.8 million shares of Class A common stock, fair valued at $56.6 million as of October 1, 2021, and an earn-out of up to $45.0 million, fair valued at $14.6 million as of October 1, 2021 is payable in cash and/or shares of the Company’s Class A Common Stock, at the Company’s option. See Note 18 for additional information regarding the fair value determination of the earn-out consideration.

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

Pro forma financial information has not been presented for the Vital Decisions acquisition as the impact to the Company’s consolidated financial statements was not material.

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

As of the first quarter of 2021, the Company determined that True Health met the discontinued operations criteria under ASC 205, and as such, True Health assets and liabilities and the results of operations for all periods presented are classified as discontinued operations and are not included in continuing operations in the consolidated financial statements.

The following table summarizes the results of operations of the Company’s True Health business, which are included in income from discontinued operations in the consolidated statements of operations and comprehensive income (loss):

	For the Year Ended December 31,
	2021	2020
Revenue
Platform and operations	$38	$356
Premiums	44,795	117,377
Total revenue	44,833	117,733

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below) (1)	5,885	18,343
Claims expenses	33,954	87,951
Selling, general and administrative expenses (2)	5,764	18,576
Depreciation and amortization expenses	160	640
Total operating expenses	45,763	125,510
Operating loss	(930)	(7,777)
Interest income	112	531
Interest expense	(4)	(12)
Other loss	(25)	(1)
Loss before income taxes and non-controlling interests	(847)	(7,259)
Provision for income taxes	(326)	(1,185)
Net loss	$(521)	$(6,074)
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in income from continuing operations in the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million and $13.6 million for the years ended December 31, 2021 and 2020, respectively.
(2)Selling, general and administrative expenses include intercompany expenses between the Company and True Health that are recorded in income from continuing operations on the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million and $6.4 million for the years ended December 31, 2021 and 2020, respectively.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business were as follows:

	For the Year Ended December 31,
	2021	2020
Cash flows provided by operating activities	$5,002	$6,852
Cash flows (used in) provided by investing activities	(2,494)	2,636

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
Principal vs. Agent
We occasionally use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract by contract basis. As we integrate goods and services provided by third parties into our overall service, we control the services provided to the customer prior to its delivery. As such, we are the principal and we will recognize revenue on a gross basis. In certain cases, we act as an agent and do not control the services from third parties before it is delivered to the customer, thereby recognizing revenue on a net basis.
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by segment and end-market for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	Evolent Health Services			Clinical Solutions
Medicaid	$238,504	$215,236	$236,634	$320,858	$205,833	$274,028
Medicare	27,092	26,358	68,505	431,321	380,973	258,905
Commercial and other	141,906	68,219	77,221	192,332	11,338	9,346
Total	$407,502	$309,813	$382,360	$944,511	$598,144	$542,279

Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $49.6 million of transaction price to performance obligations that are unsatisfied as of December 31, 2022. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our platform and operations revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 76%, 93% and 100% of these remaining performance obligations by December 31, 2023, 2024 and 2025, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Short-term receivables (1)	$246,209	$129,012
Long-term receivables (1)	—	4,877
Short-term deferred revenue	5,758	11,944
Long-term deferred revenue	2,533	4,437
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the year ended December 31, 2022, are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$16,381
Reclassification to revenue, as a result of performance obligations satisfied	(11,901)
Cash received in advance of satisfaction of performance obligations	3,811
Balance as of end of period	$8,291

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in a previous period was $36.3 million and $28.3 million for the years ended December 31, 2022 and 2021, respectively, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2022 and 2021, the Company had $3.4 million and $5.2 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $3.0 million, $1.9 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

In our Evolent Health Services segment, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2022 and 2021, the Company had $14.1 million and $27.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $20.1 million, $11.1 million and $13.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, we considered the impact of the COVID-19 pandemic and current inflationary pressures on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the year ended December 31, 2022. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods and our forecasted impact of the COVID-19 pandemic on our business, we did not record material changes in our allowances due to the COVID-19 pandemic during the year ended December 31, 2022.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of December 31, 2022, 67% were current, 21% were past due less than 60 days, with 29% past due less than 120 days and at December 31, 2021, 90% was current, 2% was past due less than 60 days, with 3% past due less than 120 days. As of December 31, 2022 and December 31, 2021, in total we reported on the consolidated balance sheet $269.1 million and $171.5 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other current assets, net of allowances of $10.2 million and $3.4 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Year Ended December 31,
	2022	2021
Balance as of beginning of period	$(3,374)	$(7,056)
IPG acquisition	(5,269)	—
Provision for credit losses	(2,740)	(2,411)
Charge-offs(1)	1,203	6,093
Balance as of end of period	$(10,180)	$(3,374)
————————
(1) Charge offs for the year ended December 31, 2022, are due primarily to balances written-off due to balances written-off that were previously fully reserved at IPG. Charge offs for the year ended December 31, 2021, are due to balances written-off that were previously fully reserved as part of the Passport transaction.

Note 8. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	December 31,
	2022	2021
Computer hardware	$30,092	$21,970
Furniture and equipment	4,214	3,581
Internal-use software development costs	189,119	159,587
Leasehold improvements	14,926	15,325
Total property and equipment	238,351	200,463
Accumulated depreciation and amortization expenses	(150,477)	(119,098)
Total property and equipment, net	$87,874	$81,365

The Company capitalized $29.5 million, $22.5 million and $24.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $73.7 million and $71.2 million as of December 31, 2022 and December 31, 2021, respectively.

Depreciation expense related to property and equipment was $32.0 million, $30.6 million and $28.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which amortization expense related to capitalized internal-use software development costs was $27.0 million, $26.5 million and $24.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

2022 Goodwill Impairment Test

On October 31, 2022, the Company performed its annual goodwill impairment test for fiscal year 2022. As a result of BHG announcing its plan to exit its IFP line of business in 2023, thus negatively impacting the Company’s future revenues from such partner, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for that specific reporting unit. In doing so, we estimated the fair value of the reporting unit by considering an income approach. In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. The quantitative analysis of the Evolent Health Services reporting unit showed that the fair value exceeded the carrying value. Contracts with our customers may be cancelled or renegotiated and future revenue growth is dependent on winning new contracts. Further, the impairment analysis is particularly sensitive to changes in the projected revenue growth rates and expenses and the discount rate. Changes in these key assumptions such as a significant unfavorable change to our forecasted cash flows due to being unsuccessful in winning certain contracts or certain of our contracts being cancelled or renegotiated by our customers, could result in a revision of management’s estimates and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers.

For the remaining reporting units, after assessing the totality of events and circumstances including the results of our previous valuations, no events occurred or circumstances changed during the period under consideration that would, more likely than not, reduce the fair value of any reporting unit below their carrying amount. Therefore, the Company concluded that the quantitative assessment was not required. For all reporting units, it was determined that as of October 31, 2022, no impairment of goodwill had occurred.

As of December 31, 2022, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting unit’s carrying amounts that would require an interim impairment assessment after October 31, 2022. The Company determined there had been no such indicators, therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2022.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, by reportable segment, for the periods presented (in thousands):

	EHS	Clinical Solutions	Consolidated
Balance as of December 31, 2020(1)	$214,354	$134,675	$349,029
Goodwill acquired(2)	—	77,288	77,288
Foreign currency translation	(20)	—	(20)
Balance as of December 31, 2021	214,334	211,963	426,297
Goodwill acquired(2)	—	296,597	296,597
Foreign currency translation	(120)	—	(120)
Balance as of December 31, 2022	$214,214	$508,560	$722,774
————————
(1)Net of cumulative inception to date impairment of $575.5 million as of December 31, 2020.
(2)Goodwill acquired from the addition of Vital Decisions in 2021 and IPG in 2022.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	December 31, 2022				December 31, 2021
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	12.7	$43,600	$11,726	$31,874	12.4	$25,800	$7,693	$18,107
Customer relationships	15.8	465,019	92,760	372,259	14.9	311,019	72,697	238,322
Technology	2.7	111,822	80,255	31,567	2.0	87,922	73,378	14,544
Below market lease, net	0.3	1,218	1,151	67	1.3	1,218	950	268
Provider network contracts	1.3	18,851	11,834	7,017	2.2	16,417	7,874	8,543
Total intangible assets, net		$640,510	$197,726	$442,784		$442,376	$162,592	$279,784

Amortization expense related to intangible assets was $35.2 million, $29.4 million and $32.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, excluding $0.2 million and $0.6 million of amortization expense related to discontinued operations for the years ended December 31, 2021 and 2020, respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2022, is as follows:

2023	$41,488
2024	35,604
2025	33,057
2026	32,880
2027	30,138
Thereafter	269,617
Total future amortization of intangible assets	$442,784

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the year ended December 31, 2022 that would require an impairment test for our intangible assets.

Note 10. Long-term Debt

2022 Credit Agreement

On the IPG Closing Date, the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent and revolver agent, together with the Company (the “2022 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of the (i) 2022 Initial Term Facility, with an aggregate principal amount of $175.0 million and (ii) a revolving credit facility in the aggregate principal amount of up to $50.0 million, to be determined by reference to the lesser of $50.0 million and a borrowing base (the “Revolving Facility” and, together with the 2022 Initial Term Loan Facility, the “Credit Facilities”), subject to the satisfaction of specified conditions. The Borrowers borrowed the loan under the 2022 Initial Term Loan Facility on August 1, 2022 (the “Initial Term Loan”), and also borrowed $50.0 million under the Revolving Facility on the IPG Closing Date. The Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain exceptions. The Credit Facilities are secured by a first priority security interest in all of the capital stock of each borrower and guarantor (other than the Company) and substantially all of the assets of each borrower and guarantor, subject to certain exceptions. The Initial Term Loan and loans under the Revolving Facility will mature on the date that is the earliest of (a) August 1, 2027, (b) the date on which all amounts outstanding under the 2022 Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (c) the date that is ninety-one (91) days prior to the maturity date of any Junior Debt (as defined in the 2022 Credit Agreement) unless certain liquidity conditions are satisfied.

The proceeds of the Initial Term Loan and Revolving Facility were used to finance the IPG transaction and fund fees and expenses incurred in connection therewith and thereafter may be used to fund acquisitions, ongoing working capital needs and other growth capital investments and to pay fees and expenses. The interest rate for each loan under the Credit Facilities is calculated, at the option of the Borrowers, (a) in the case of a Term Loan, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 5.50%, or the base rate plus 4.50% and (b) in the case of a Revolving Loan, at either the Adjusted Term SOFR Rate plus 3.50%, or the base rate plus 2.50%. A commitment fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Term Loan Facility as of the closing and (b) 2.00% of the aggregate amount of the commitments in respect of the Revolving Facility was paid as of the closing. The Company recorded $7.9 million in interest expense related to our 2022 Credit Agreement for the year ended December 31, 2022.

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

The Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum liquidity test commencing upon closing of the Credit Facilities and a total secured leverage ratio commencing on the last day of the fiscal quarter ending September 30, 2022. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Credit Facilities. We incurred $5.3 million of debt issuance costs in connection with this Credit Agreement, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the agreement. The Company recorded $0.4 million in interest expense related to the amortization of the debt discount and the issuance costs for the year ended December 31, 2022.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $2.7 million, $4.1 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $38.1 million decrease in additional paid-in capital and a $1.3 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and an $11.7 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2024 Notes. These adjustments resulted in an increase of $25.1 million to the debt component of the 2024 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2024 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.6 million, $7.9 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, including amortization of discount of $7.6 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively,

Holders of the 2024 Notes may require the Company to repurchase all or part of their notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company may not redeem the 2024 Notes prior to March 1, 2023. The Company may redeem for cash all or any portion of the 2024 Notes, at its option, on or after March 1, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

2019 Credit Agreement

On December 30, 2019, the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent, together with the Company (the “2019 Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of the (i) 2019 Initial Term Loan Facility, with an aggregate principal amount of $75.0 million and (ii) a delayed draw secured term loan facility in the aggregate principal amount of up to $50.0 million (the “DDTL Facility” and, together with the 2019 Initial Term Loan Facility, the “Senior Credit Facilities”), subject to the satisfaction of specified conditions. The Borrower borrowed the loan under the 2019 Initial Term Loan Facility on December 30, 2019. The proceeds of the Initial Term Loan were used to finance the transactions contemplated by the Passport Asset Purchase Agreement and pay fees and expenses incurred in connection therewith.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The Company recorded interest expense of $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $71.8 million decrease in additional paid-in capital and a $2.5 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and a $28.1 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2025 Notes. These adjustments resulted in an increase of $41.3 million to the debt component of the 2025 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2025 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $1.3 million, $10.0 million and $9.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, including amortization of discount of $9.5 million and $8.8 million for the years ended December 31, 2021 and 2020, respectively,

Holders of the 2025 Notes may require the Company to repurchase all or part of their notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company may not redeem the 2025 Notes prior to October 20, 2022. The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after October 20, 2022, if the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Convertible Senior Notes Carrying Value

The 2024 Notes and 2025 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of December 31, 2022. However, the 2024 Notes and 2025 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes and 2025 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
2024 Notes
Carrying value	$23,925	$89,361
Unamortized debt discount and issuance costs	356	27,690
Principal amount	$24,281	$117,051
Remaining amortization period (years)	1.9	2.9
Fair value(1)	$38,000	$195,445

2025 Notes
Carrying value	$168,885	$126,315
Unamortized debt discount and issuance costs	3,615	46,185
Principal amount	$172,500	$172,500
Remaining amortization period (years)	2.8	3.8
Fair value(1)	$185,546	$177,251
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of December 31, 2022 and December 31, 2021, the Company was party to irrevocable standby letters of credit with a bank for $13.1 million and $15.4 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $13.1 million and $15.4 million, respectively, in restricted cash and restricted investments as collateral as of December 31, 2022 and 2021, respectively. The letters of credit have current expiration dates between January 2023 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the years ended December 31, 2022, 2021 and 2020, respectively.

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021 and 2022. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of December 31, 2022, no amounts have been funded under this guarantee.

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

At the Molina Closing, Molina and EVH Passport entered into an agreement that provided for the assumption of the financial risks by Molina of the D-SNP Business until such time as Molina’s Kentucky health plan becomes certified as a Medicare Advantage Organization and the D-SNP Business is transferred to Molina. The Company and EVH Passport continued to administer the D-SNP Business until January 1, 2021, at which time Molina became responsible for its administration until the D-SNP Business was officially transferred to Molina effective September 1, 2021. As of December 31, 2022, there are no outstanding amounts under this reinsurance agreement.

UPMC Reseller Agreement

The Company and UPMC are parties to a reseller, services and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013 (as amended through the date hereof, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to a defined list of 20 of the Company’s customers. Expense associated with the UPMC Reseller Agreement for the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $2.4 million and $4.7 million, respectively, and is in wind-down.

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

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the IPG acquisition, the Company has recorded a partial TRA liability of $46.0 million as of December 31, 2022, which represents 85% of the deferred tax assets related to the Company’s unrealized tax benefits on historical pre-IPO losses and tax basis increases from exchanges, offset with the related valuation allowance.

We will assess the realizability of the TRA-related deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the TRA may result as additional information becomes available, including results of operations in future periods. The realizability of the deferred tax assets is evaluated based on all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.

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

On August 8, 2019, a shareholder of the Company filed a class action complaint against the Company, asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, in the United States District Court, Eastern District of Virginia, Alexandria Division. An amended complaint was filed on January 10, 2020, a second amended complaint was filed on June 8, 2020, and a third amended complaint, now titled Plymouth County Retirement System v. Evolent Health, Inc., Frank Williams, Nicholas McGrane, Seth Blackley, was filed on December 2, 2021. On July 13, 2022, the parties to the class action executed a term sheet for settlement of the litigation, subject to documentation of the settlement and approval of the court after notice to class members. On August 2, 2022, the lead plaintiff in the case filed an unopposed motion seeking preliminary approval of the settlement and related exhibits, including draft notice to class members and a proposed final order. The settlement stipulation was granted final approval at hearing on November 18, 2022. The agreed-upon settlement payment of $23.5 million was funded entirely by applicable directors’ and officers’ liability insurance. As such, we did not incur a significant net loss or cash outflow as a result of the settlement of this matter. This matter is now resolved.

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (“Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs filed a motion to dismiss the case without prejudice, which was granted by the Delaware Chancery Court on January 5, 2023. This matter is now resolved.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2022, approximately 99.6% of our $215.2 million of cash and cash equivalents, restricted cash and restricted investments were held in bank deposits with FDIC participating banks and approximately 0.4% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any realized losses on cash and cash equivalents to date.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	As of December 31,
	2022	2021
Cook County Health and Hospitals System	42.5%	*
Florida Blue Medicare, Inc.	*	46.4%
Molina Healthcare	12.0%	10.4%
Bright Health Management, Inc.	11.3%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2022	2021 (1)	2020 (1)
Cook County Health and Hospitals Systems	22.4%	28.0%	22.3%
Florida Blue Medicare, Inc. (2)	11.5%	14.1%	N/A
Passport (3)	*	*	19.0%
————————
(1)The denominator excludes $44.8 million and 117.4 million of True Health premium revenue reclassified to discontinued operations for the years ended December 31, 2021 and 2020, respectively.
(2)Customer added during the year ended December 31, 2021. Florida Blue Medicare, Inc. utilizes our specialty care management solutions provided by New Century Health.
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

In connection with various lease agreements, the Company is required to maintain $2.3 million and $3.8 million in letters of credit as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company held $2.3 million and $3.8 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of December 31, 2022 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	9.1	$32,409	$1,579
Riverside, IL	8.3	38,163	232
Edison, NJ	3.3	1,697	222
Alpharetta, GA	2.8	1,295	—
Pune, India	0.7	396	—
Brea, CA	4.4	4,229	—

The following table summarizes the components of our lease expense (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Operating lease cost	$8,956	$12,991	$15,848
Amortization of right-of-use assets	—	—	299
Interest expense	—	—	3
Variable lease cost	5,682	5,036	5,097
Total lease cost	$14,638	$18,027	$21,247

Maturity of lease liabilities (in thousands) as of December 31, 2022, is as follows:

Operating lease expense
2023	$10,859
2024	10,595
2025	10,012
2026	8,987
2027	8,685
Thereafter	31,692
Total lease payments	80,830
Less:
Interest	17,698
Present value of lease liabilities	$63,132

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	December 31,
	2022	2021	2020
Weighted average discount rate	6.36%	6.38%	6.44%
Weighted average remaining lease term	7.8	8.8	9.4

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Year Ended December 31,
	2022	2021	2020
Loss from continuing operations	$(18,701)	$(30,284)	$(328,172)
Loss from discontinued operations, net of tax	(463)	(7,317)	(6,074)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(19,164)	$(37,601)	$(334,246)

Weighted-average common shares outstanding - basic and diluted	93,699	86,067	84,928

Loss per common share
Basic and diluted
Continuing operations	$(0.20)	$(0.35)	$(3.86)
Discontinued operations	—	(0.09)	(0.08)
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(0.20)	$(0.44)	$(3.94)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,804	1,807	797
Stock options	1,769	2,036	1,141
Convertible senior notes	9,574	12,602	11,206
Total	13,147	16,445	13,144

Note 14. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock units, performance-based restricted stock units and leveraged stock units, under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million of the Company’s common stock. As of December 31, 2022 and 2021, 4.8 million stock options and 3.8 million shares of restricted stock have been awarded, net of forfeitures, under the 2011 Plan.

On May 1, 2015, the Board of Directors approved and authorized the 2015 Plan which provides for the issuance of up to 6.0 million shares of the Company’s Class A common stock to employees and non-employee directors of the Company and its consolidated subsidiaries. The 2015 Plan was amended on June 13, 2018 and April 15, 2021, to increase the number of shares authorized to 10.5 million and 15.4 million, respectively. Upon shareholder approval of the amended 2015 Plan in 2018, the 2011 Plan was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan continues to govern awards previously granted under the 2011 Plan. As of December 31, 2022, 2.8 million of stock options, 5.5 million RSUs, 1.4 million LSUs and 0.8 million PSUs, have been awarded, net of forfeitures, under the 2015 Plan. As of December 31, 2021, 2.8 million stock options, 4.5 million RSUs and 1.1 million LSUs and 0.3 million PSUs, have been awarded, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from non-employees.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Award Type
Stock options	$416	$1,337	$2,927
Performance-based stock options	—	—	75
RSUs	17,327	9,606	7,763
Performance-based RSUs	14,308	2,471	—
LSUs	1,930	3,297	3,841
Total compensation expense by award type	$33,981	$16,711	$14,606

Line Item
Cost of revenue	$4,387	$2,263	$1,811
Selling, general and administrative expenses	29,594	14,448	12,795
Total compensation expense by financial statement line item	$33,981	$16,711	$14,606

No stock-based compensation was capitalized as software development costs for the years ended December 31, 2022, 2021 and 2020.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2022
	Unrecognized Compensation Expense	Weighted Average Period (years)
Stock options	$74	0.29
RSUs	36,555	1.55
LSUs	491	0.61
PSUs	27,629	2.02
Total	$64,749

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

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,549	$9.49	3.99	$46,342
Exercised	(651)	6.84
Forfeited	(3)	13.29
Outstanding as of December 31, 2022	1,895	$10.40	3.24	$33,503

Vested and expected to vest after December 31, 2022	1,895	$10.40	3.24	$33,503

Exercisable as of December 31, 2022	1,841	$10.36	3.15	$32,621

The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020, was $2.6 million, $4.9 million and $3.6 million, respectively. The total intrinsic value of options exercised during 2022, 2021 and 2020 was $16.3 million, $20.8 million and $2.2 million, respectively. We issue new shares to satisfy option exercises.

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

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	268	$10.27	4.16	$5,620
Outstanding as of December 31, 2022	268	10.27	3.16	5,730

Vested and expected to vest after December 31, 2022	268	$10.27	3.16	$5,730

Restricted Stock Units

Other than the performance-based RSUs described below, and other than RSUs granted to our non-employee directors which have a one year vesting period, RSUs awarded under the incentive compensation plans are generally subject to a three or four-year graded service vesting period where 25% of the award vests after each year of service or a three-year graded service vesting period where 33% of the award vests after each year of service and are issued to the participants for no consideration. During 2018, we also granted certain RSUs with a one-year vesting period in conjunction with the New Century Health transaction. Information with respect to our RSUs (not including performance-based RSUs) is presented below (in thousands, except for weighted-average grant-date fair value):

	Total RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	2,087	$16.35
Granted	1,130	28.23
Forfeited	(206)	21.10
Vested	(743)	15.56
Outstanding as of December 31, 2022	2,268	$22.09

During the years ended December 31, 2022, 2021 and 2020, we granted RSUs with a weighted-average grant date fair value of $28.23, $21.10 and $8.88, respectively, which represents the weighted-average closing price of our common stock on the grant date.

The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $11.6 million, $7.3 million and $6.1 million, respectively.

Leveraged Stock Unit Awards

During 2020 and 2019, the Company granted 0.5 million and 0.7 million leveraged stock units, respectively, to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. Each of the grants is or was subject to share price-based vesting on the business day following the third anniversary of the grant date, as follows:

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

Information with respect to our leveraged stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Leveraged Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,084	$11.07	7.68	$17,993
Change in achievement	303	12.85
Vested	(867)	12.85
Outstanding as of December 31, 2022	520	$9.15	7.24	$9,846

Vested and expected to vest after December 31, 2022	520	$9.15	7.24	$9,846

Shares awarded during fiscal 2022 include 0.3 million additional shares awarded for the final achievement of the 2019 leveraged stock unit awards which was certified in the first quarter of fiscal 2022.

Performance-based RSUs

During 2021, the Company granted 0.3 million performance-based RSUs to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. A two and three-year cumulative Adjusted EBITDA goal was approved and began on January 1, 2021. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of cumulative Adjusted EBITDA. If the minimum performance goal is not achieved, then no performance shares are earned. If 100% of the performance goal is achieved, then award is paid at target and if the maximum performance is achieved, then 200% of the targeted shares are earned. If the cumulative Adjusted EBITDA falls between tiers on the sliding scale, the actual cumulative Adjusted EBITDA payout percentage shall be determined by linear interpolation between the percentages on a straight-line basis. Shares earned by the two and three-year cumulative Adjusted EBITDA performance will be adjusted based on a respective total shareholder return ("TSR"). Shares earned will be adjusted if TSR performance is in the bottom quartile and will be adjusted +10% if TSR performance is in the upper quartile. TSR represents stock price appreciation over each of the two performance periods.

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

During 2022, the Company granted 0.5 million performance-based RSUs to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. A three-year cliff vesting was approved and began on January 1, 2022. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of company value. Per the agreements, company value is calculated using a formula based on revenue growth and cumulative Adjusted EBITDA, as adjusted for any acquired business during the period. If the minimum performance goal is not achieved, then no performance shares are earned. If 100% of the performance goal is achieved, then award is paid at target and if the maximum performance is achieved, then 250% of the targeted shares are earned. If the company value falls between tiers on the sliding scale, the actual company value payout percentage shall be determined by linear interpolation between the percentages on a straight-line basis.

Information with respect to our performance based restricted stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Performance Based Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	319	$20.67	9.16	$2,233
Granted	479	28.15
Change in achievement	625	23.85
Forfeited	(27)	25.32
Outstanding as of December 31, 2022	1,396	$24.30	8.72	$5,274

Vested and expected to vest after December 31, 2022	1,396	$24.30	8.72	$5,274

Note 15. Income Taxes

An income tax expense (benefit) of $(43.4) million, $0.5 million, and $(2.4) million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively.

Our loss from continuing operations before income taxes was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Domestic	$(66,055)	$(32,719)	$(332,373)
Foreign	3,978	2,918	1,833
Loss from continuing operations before income taxes	$(62,077)	$(29,801)	$(330,540)

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Year Ended December 31,
	2022	2021	2020
Current
Federal	$(875)	$(1,469)	$(2,305)
State and local	1,788	1,449	200
Foreign	1,318	1,027	721
Total current tax expense (benefit)	2,231	1,007	(1,384)
Deferred
Federal	5,055	(5,866)	(38,258)
State and local	(2,790)	(4,021)	(9,565)
Foreign	92	(493)	(303)
Total deferred tax expense (benefit)	2,357	(10,380)	(48,126)
Change in valuation allowance	(47,964)	9,856	47,142
Total tax expense (benefit)	$(43,376)	$483	$(2,368)

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Year Ended December 31,
	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	(0.6)%	1.9%	2.9%
Foreign earnings at other than U.S. rates	(0.8)%	0.3%	—%
Change in valuation allowance	77.3%	(33.1)%	(14.3)%
Benefit of net operating loss carryback provision	—%	—%	1.1%
Non-deductible goodwill impairment	—%	—%	(11.5)%
Non-deductible excess compensation	(27.8)%	(10.1)%	(0.3)%
Excess tax benefits (shortfalls) on stock-based compensation	12.2%	8.1%	(0.3)%
Convertible debt extinguishment	(3.4)%	(1.5)%	—%
Change in uncertain tax positions	(1.1)%	0.2%	—%
Nondeductible transaction costs	(1.7)%	—%	—%
Change in state rate	5.2%	6.8%	1.3%
Return to provision	(1.1)%	6.6%	(0.8)%
Change in indefinite reinvestment assertion for domestic subsidiaries	—%	—%	1.0%
Tax sharing settlement	—%	(1.1)%	—%
Tax receivable agreement	(9.1)%	—%	—%
Other, net	(0.2)%	(0.7)%	0.6%
Effective tax rate	69.9%	(1.6)%	0.7%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2022	2021
Deferred Tax Assets
Start-up and organizational costs	$84	$103
Goodwill	12,281	18,774
Operating lease liabilities	16,362	15,968
Accrued expenses	9,326	10,345
Stock based compensation	1,263	8,714
Net operating loss carryforwards	131,317	130,242
Federal and state research tax credits	1,828	1,828
Fixed assets	393	480
Interest deduction limitation	7,089	7,795
Outside basis differences	650	1,972
Other	6,677	9,236
Subtotal	187,270	205,457
Valuation allowance	(70,790)	(101,345)
Total deferred tax assets	116,480	104,112

Deferred Tax Liabilities
Internally developed software costs	11,173	12,501
Intangible assets	89,784	48,677
Right-of-use assets - Operating	12,696	12,284
Contract fulfillment costs	4,501	8,317
Convertible debt	—	17,604
Other	2,136	5,387
Total deferred tax liabilities	120,290	104,770
Net deferred tax assets (liabilities)	$(3,810)	$(658)

Changes in our valuation allowance (in thousands) were as follows:

	For the Year Ended December 31,
	2022	2021
Balance at beginning-of-year	$101,345	$89,723
Charged (credited) to costs and expenses	(47,964)	9,856
Charged to other accounts (1)	17,409	1,766
Balance at end-of-year	$70,790	$101,345
______________
(1)Amounts charged to other accounts includes $17.3 million charged to shareholders’ equity and $0.1 million charged to discontinued operations for the year ended December 31, 2022 and $1.8 million charged to discontinued operations for the year ended December 31, 2021.

For the year ended December 31, 2022, the effective tax rate was 69.9% and the corresponding tax benefit recorded was $43.4 million. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax benefit recorded by the company in 2022 primarily relates to the $46.8 million reduction in the valuation allowance resulting from deferred tax liabilities established as part of the IPG acquisition accounting, partially offset by state and foreign taxes.

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

For the year ended December 31, 2020, the effective tax rate was 0.7% and the corresponding tax benefit recorded was $2.4 million. The income tax benefit recorded by the Company in 2020 primarily relates to the impacts from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 27, 2020, in response to the COVID-19 pandemic, the CARES Act, was signed into law. The CARES Act allowed NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years for the recovery of previously paid federal income taxes. The Company recorded an income tax benefit related to carrying back New Century Health’s 2018 NOL as part of a federal income tax refund claim for taxes it paid on income in 2013 and 2014. The remaining income tax provisions included in the CARES Act, did not have a significant impact on the Company.

As of December 31, 2022, the Company had $186.9 million of federal and $301.8 million of state NOL carryforwards available to offset future taxable income that begin to expire in 2032 and 2023, respectively, and $295.5 million federal and $245.0 million of state NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. However, as it is more likely than not that such tax benefit will not be realized based on our evaluation, we have established a valuation allowance against those NOLs. Furthermore, Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could result in an annual limit on the Company’s ability to utilize NOLs and could cause U.S. federal and state income taxes to be due sooner than if no such limitations applied.

As of December 31, 2022, the Company had $2.1 million and $0.3 million of research and development credits for federal and state income tax purposes, respectively, which could expire unutilized beginning in 2037 and 2028, respectively. The Company has established a partial valuation allowance against those credits.

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Balance at beginning-of-year	$609	$678	$753
Gross increases - tax positions in prior period	616	—	—
Gross increases - tax positions in current period	399	—	—
Lapse of statute of limitations	—	(69)	(75)
Balance at end-of-year	$1,624	$609	$678

We are subject to taxation in various jurisdictions in the U.S., India and the Philippines. Tax years 2011 and all subsequent periods remain subject to examination by the U.S. federal and state taxing jurisdictions due to the availability of NOL carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2022, are $0.6 million of tax benefits that, if recognized, would not affect the overall effective tax rate, due to the offsetting impact on the Company’s valuation allowance. The Company has recognized $0.3 million of interest and penalties related to uncertain tax positions as a component of income tax expense for the year ended December 31, 2022. The Company recognized no interest and penalties related to uncertain tax positions for the year ended December 31, 2021. The Company has accrued interest and penalties related to uncertain tax positions of $0.4 million and $0.0 million as of December 31, 2022 and 2021, respectively. The Company had recognized $1.6 million of uncertain tax positions as of December 31, 2022, and $0.6 million as of December 31, 2021. The Company and its subsidiaries are not currently subject to income tax audits in any U.S. state or local jurisdiction, or any foreign jurisdiction, for any tax year.

Tax Receivables Agreement

Pursuant to the Offering Reorganization, Class B Exchanges increased our tax basis in our share of Evolent Health LLC’s tangible and intangible assets. These increases in tax basis increase our depreciation and amortization deductions and create other tax benefits and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future. In addition, certain NOLs of Evolent Health Holdings (and of an affiliate of TPG) are available to us as a result of the Offering Reorganization.

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. The Company has recorded a partial TRA liability of $46.0 million as of December 31, 2022.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 11 for additional discussion of the implications of the TRA.

Note 16. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $7.4 million, $5.4 million and $6.2 million in contributions to the 401(k) plan for the years ended December 31, 2022, 2021 and 2020, respectively. Total contributions for the year ended December 31, 2020, are net of $0.2 million from discontinued operations.

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

As of December 31, 2022 and December 31, 2021, the Company’s economic interests in its equity method investments ranged between 4% and 38% and 4% and 39%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $4.6 million, $13.2 million and $10.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $16.9 million, $15.9 million and $192.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$78,000	$78,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$78,000	$78,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$28,700	$28,700
Total fair value of liabilities measured on a recurring basis	$—	$—	$28,700	$28,700
(1) Represents the fair value of earn-out consideration related to the IPG and Vital transactions as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the years ended December 31, 2022 and 2021, respectively.

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
The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Balance as of beginning of period	$28,700	$13,730
Additions	75,000	14,600
Settlements	—	(13,730)
Unrealized (gain) loss, net	(25,700)	14,100
Balance as of end of period	$78,000	$28,700

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

December 31, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$78,000	Real options approach	Risk-neutral expected earnout consideration	$77,946
			Weighted average discount rate	9.85% - 10.01%

	December 31, 2021
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$28,700	Real options approach	Risk-neutral expected earnout consideration	$30,935
			Discount rate	6.04%

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	December 31,
	2022	2021
Assets
Accounts receivable, net	$8,787	$2,719
Prepaid expenses and other current assets	—	15
Prepaid expenses and other noncurrent assets	—	4,877

Liabilities
Accounts payable	$27	$1,967
Accrued liabilities	192	1,120
Reserve for claims and performance-based arrangements	—	734

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Revenue	$154,591	$45,082	$231,755

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	128,308	3,063	2,863
Selling, general and administrative expenses	1,507	285	113

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

Adjusted EBITDA is defined as net loss attributable to common shareholders of Evolent Health, Inc. before interest income, interest expense, (provision for) benefit from income taxes, depreciation and amortization expenses, adjusted to exclude equity method investment impairment, gain on transfer of membership, loss on extinguishment/repayment of debt, net, goodwill impairment, gain from equity method investees, loss on disposal of assets, changes in fair value of contingent consideration, change in the tax receivable agreement liability, other income (expense), net, repositioning costs, stock-based compensation expense, severance costs, amortization of contract cost assets, strategy and shareholder advisory expenses, acquisition-related costs and loss from discontinued operations.

Management considers revenue and Adjusted EBITDA to be the appropriate metrics to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as they eliminate the effect of items which are not indicative of each segment's core operating performance.

The following tables present our segment information (in thousands):

	Evolent Health Services	Clinical Solutions	Intersegment Eliminations	Subtotal	Corporate (1)	Consolidated Total
Revenue
For the Year Ended December 31, 2022
Total revenue	$408,371	$944,511	$(869)	$1,352,013	$—	$1,352,013

For the Year Ended December 31, 2021
Total revenue	$311,627	$598,144	$(1,814)	$907,957	$—	$907,957

For the Year Ended December 31, 2020
Total revenue	$385,134	$542,279	$(2,774)	$924,639	$—	$924,639

	Evolent Health Services	Clinical Solutions	Subtotal	Corporate (1)	Consolidated Total
For the Year Ended December 31, 2022
Adjusted EBITDA	$57,936	$78,639	$136,575	$(30,244)	$106,331

For the Year Ended December 31, 2021
Adjusted EBITDA	$17,063	$82,920	$99,983	$(33,666)	$66,317

For the Year Ended December 31, 2020
Adjusted EBITDA	$57,731	$26,864	$84,595	$(36,022)	$48,573
————————
(1)Corporate includes various finance, human resources, legal, executive and other corporate infrastructure expenses.

The following table presents our reconciliation of consolidated segments total Adjusted EBITDA to net income (loss) attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Net loss attributable to common shareholders of Evolent Health, Inc.	$(19,164)	$(37,601)	$(334,246)
Less:
Interest income	1,369	407	2,633
Interest expense	(15,572)	(25,425)	(28,325)
Benefit from (provision for) income taxes	43,376	(483)	2,368
Depreciation and amortization expenses	(67,195)	(60,037)	(60,835)
Equity method investment impairment	—	—	(47,133)
Gain on transfer of membership	—	45,938	—
Change in tax receivable agreement liability	(45,950)	—	—
Loss on extinguishment/repayment of debt, net	(10,192)	(21,343)	(4,789)
Goodwill impairment	—	—	(215,100)
Gain from equity method investees	4,569	13,179	10,039
Loss on disposal of assets	—	—	(698)
Change in fair value of contingent consideration	23,522	(13,281)	(3,860)
Other income (expense), net	57	(146)	(118)
Repositioning costs	—	(7,318)	(1,275)
Stock-based compensation expense	(33,981)	(16,711)	(14,606)
Severance costs	(13,265)	(198)	(8,986)
Amortization of contract cost assets	(99)	(476)	(3,944)
Strategy and shareholder advisory expenses	—	(6,513)	—
Acquisition costs	(11,671)	(4,194)	(2,116)
Loss from discontinued operations (1)	(463)	(7,317)	(6,074)
Adjusted EBITDA	$106,331	$66,317	$48,573
————————
(1)Includes $0.5 million and $6.8 million loss on disposal of discontinued operations for the years ended December 31, 2022 and 2021, respectively.

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Year Ended December 31,
	2022			2021
	EHS (1)	Clinical Solutions (1)	Total	EHS (1)	Clinical Solutions (1)	Total
Balance, beginning of period	$25,618	$145,676	$171,294	$56,296	$122,532	$178,828
Incurred health care costs:
Current year to date period	—	605,757	605,757	8,632	449,172	457,804
Prior year to date period	(8,176)	(3,336)	(11,512)	7,036	73	7,109
Total claims incurred	(8,176)	$602,421	594,245	15,668	449,245	464,913
Claims paid related to:
Current year to date period	—	(427,994)	(427,994)	(20,802)	(326,026)	(346,828)
Prior year to date period	(12,911)	(124,904)	(137,815)	(25,544)	(100,075)	(125,619)
Total claims paid	(12,911)	(552,898)	(565,809)	(46,346)	(426,101)	(472,447)
Balance, end of period	$4,531	$195,199	$199,730	$25,618	$145,676	$171,294
————————
(1)Costs incurred to provide specialty care management and EVH Passport are recorded within cost of revenue in our statement of operations.

Note 23. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2022
Total revenue	$382,432	$352,585	$319,939	$297,057
Total operating expenses	384,310	339,634	324,572	299,855
Net income (loss) from continuing operations	(11,349)	2,123	(4,125)	(5,350)
Net loss from discontinued operations, net of tax	—	—	(463)	—
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	(11,349)	2,123	(4,588)	(5,350)

Income (loss) per common share
Basic and diluted

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Continuing operations	$(0.11)	$0.02	$(0.05)	$(0.06)
Discontinued operations	—	—	—	—

2021
Total revenue	$248,358	$222,471	$222,057	$215,071
Total operating expenses	260,572	229,052	229,728	231,016
Net income (loss) from continuing operations	3,053	(13,040)	(9,107)	(11,190)
Net income (loss) from discontinued operations, net of tax	(8,700)	—	—	1,383
Net loss attributable to common shareholders of Evolent Health, Inc.	(5,647)	(13,040)	(9,107)	(9,807)

Income (loss) per common share
Basic and diluted
Continuing operations	$0.03	$(0.15)	$(0.11)	$(0.13)
Discontinued operations	(0.09)	—	—	0.01

Note 24. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$573	$784	$11
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	—	2,200
Class A common stock issued for payment of earn-outs	—	450	4,185
Accrued deferred financing costs	450	—	—
Gain from transfer of membership	—	(22,969)	—
Class A common stock issued in connection with business combinations	130,175	56,626	—
Class A common stock issued in connection with debt repayment	101,999	28,492	—
Consideration for asset acquisition or business combinations	—	14,600	—
Accrued net working capital adjustment with business combinations	791	—	—
Effects of Leases
Operating cash flows from operating leases	14,087	13,845	13,708
Leased assets disposed of (obtained in) exchange for operating lease liabilities	4,308	(2,583)	(2,170)
Supplemental Disclosures
Cash paid for interest	6,269	7,113	13,352
Cash paid for taxes, net	1,397	551	9,679

Note 25. Subsequent Events

NIA Purchase and Ares Debt Agreement

On January 20, 2023 (the “Closing Date”), Evolent Health, Inc. (the “Company”) consummated the transactions (the “Closing”) contemplated by the previously announced Stock and Asset Purchase Agreement (the “Magellan Purchase Agreement”), dated November 17, 2022, by and among the Company, Evolent Health LLC (“EVH LLC”), Magellan Health, Inc. (“Magellan Parent”), and Magellan Healthcare, Inc.

In connection with the Closing, on the Closing Date, we entered into Amendment No. 1 to the Credit Agreement, dated as of August 1, 2022, by and between the Lenders party thereto, EVH LLC, as the Administrative Borrower, the other borrowers party thereto, the

Company, as the Parent, each other Guarantor party thereto, Ares, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent (the “Existing Credit Agreement”; the Existing Credit Agreement, as amended by Amendment No. 1, the “Credit Agreement”) that provided us with new secured debt financing in the form of (i) additional commitments under our existing asset-based revolving credit facility in an aggregate principal amount equal to $25.0 million (the “Priority ABL Incremental Facility”), and (ii) additional commitments under our existing term loan facility in an aggregate principal amount equal to $240.0 million (the “Term Loan Incremental Facility” and together with the Priority ABL Incremental Facility, the “Acquisition Facilities”), and effected certain amendments to the Existing Credit Agreement. On the Closing Date, we borrowed $25.0 million under the Priority ABL Incremental Facility and $240.0 million under the Term Loan Incremental Facility to finance, together with the proceeds from the sale of the Series A Preferred Stock, the cash consideration payable at Closing and pay transaction fees and expenses.

All loans under the Credit Agreement (including loans under the Acquisition Facilities and loans outstanding under the Existing Credit Agreement) (collectively, the “Loans”) will mature on the date that is the earliest of (a) the sixth anniversary of the Closing Date, (b) the date on which the commitments are voluntarily terminated pursuant to the terms of the Credit Agreement, (c) the date on which all amounts outstanding under the Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (d) the date that is ninety-one (91) days prior to the maturity date of any Junior Debt (as defined in the Existing Credit Agreement) unless certain liquidity conditions are satisfied.

The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of a term loan, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of a revolving loan, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%. We have paid closing fees equal to 3.00% of the aggregate commitments provided in respect of the Acquisition Facilities.

Amounts outstanding under the Credit Agreement may be prepaid at the option of the Company subject to applicable premiums and a call protection premium payable on the amount prepaid in certain instances as follows: (1) 3.00% of the principal amount so prepaid after the Closing Date but prior to the first anniversary of the Closing Date; (2) 2.00% of the principal amount so prepaid after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date; (3) 1.00% of the principal amount so prepaid after the second anniversary of the Closing Date but prior to the third anniversary of the Closing Date; and (4) 0.00% of the principal amount so prepaid on or after the third anniversary of the Closing Date.

Loans under the Acquisition Facilities are subject to the same security and guarantee arrangements and affirmative and negative covenants, mandatory prepayment provisions and events of default as loans outstanding under the Existing Credit Agreement, in each case, subject to certain modifications agreed by the parties.

Pursuant to the terms of the Magellan Purchase Agreement and at Closing, EVH LLC acquired all of the issued and outstanding shares of capital stock of National Imaging Associates, Inc. as well as certain assets held by Magellan Parent and/or certain of its subsidiaries that were used in the Magellan Specialty Health Division. At Closing, EVH LLC paid cash consideration to Magellan Parent and certain of its affiliates of approximately $386.7 million (which is subject to certain post-Closing adjustments) and issued 8,474,576 shares of the Company’s Class A Common Stock (“Magellan Class A Shares”) to Magellan Parent. Pursuant to Amendment No. 1 and the Securities Purchase Agreement, Ares and certain of its affiliates, who, along with certain of their affiliates, are currently lenders and agents under our Existing Credit Agreement, have provided funds used in the acquisition.

Pro forma financial information has not been presented for the NIA acquisition as the initial accounting for this business combination is incomplete as of the filing date.

Cumulative Series A Convertible Preferred Shares

In connection with the Closing, on January 20, 2023, the Company entered into a Securities Purchase Agreement (Series A Convertible Preferred Shares) with the Purchasers listed on Schedule I thereto (the “Securities Purchase Agreement”) pursuant to which the Company offered and sold to the Purchasers an aggregate 175,000 shares of the Company’s newly created Series A Preferred Stock, par value $0.01 per share, at a purchase price of $960.00 per share, resulting in total gross proceeds to the Company of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Priority ABL Incremental Facility and Term Loan Incremental Facility, to finance the cash consideration payable at Closing and pay transaction fees and expenses.

The Series A Preferred Stock ranks senior with respect to dividend and liquidation rights to the Company’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”) and all future series of the Company’s preferred stock. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000 per share.

Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designations (as defined below)) plus 6.00%. The liquidation preference of the Series A

Preferred Stock will increase on the last day of each calendar quarter by the amount of any accrued and unpaid regular dividends that have not been paid in cash on the relevant dividend payment date. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events, including a breach of the protective covenants contained in the Investor Rights Agreement or the Company’s failure to pay any regular dividends in cash. Holders of Series A Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Class A Common Stock on an as-converted basis.

Each holder of Series A Preferred Stock has the right, at its option, to convert its shares of Series A Preferred Stock into shares of Class A Common Stock at an initial conversion price per share of $40.00 of the then-current liquidation preference per share, subject to customary anti-dilution adjustments.

Holders of Series A Preferred Stock are not entitled to vote on any matters, except as required by law and for certain consent rights set forth in the Certificate of Designations.

The Company may not redeem the Series A Preferred Stock at its option prior to January 20, 2025. At any time on or after January 20, 2025, the Company may redeem any or all of the Series A Preferred Stock then outstanding for cash at a redemption price per share equal to 165.00% of the then-current liquidation preference of the Series A Preferred Stock, plus all accrued and unpaid dividends on the Series A Preferred Stock being redeemed.

If not earlier redeemed, at any time on or after January 20, 2030, at the request of the holders of a majority of the convertible preferred stock, the Company will redeem all shares of Series A Preferred Stock then outstanding for cash at a redemption price per share equal to 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock, plus all accrued and unpaid dividends on the Series A Preferred Stock being redeemed.

Upon the occurrence of a refinancing or replacement of the entirety of the indebtedness under the Credit Agreement prior to its maturity that is provided solely by lenders who are not affiliates or approved funds of Ares, the Company will be required to redeem all shares of Series A Preferred Stock then outstanding for cash at a redemption price per share equal to 165.00% of the then-current liquidation preference of the Series A Preferred Stock, plus all accrued and unpaid dividends on the Series A Preferred Stock being redeemed, plus, solely in the event such refinancing or replacement is consummated prior to January 20, 2025, the aggregate amount of dividends per share which would have otherwise been payable on the Series A Preferred Stock from the date of redemption until January 20, 2025.

If the Company undergoes a change of control (as defined in the Existing Credit Agreement), the Company will be required to redeem all shares of Series A Preferred Stock then outstanding for cash at a price per share equal to the greater of (x) 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock, if such redemption occurs prior to January 20, 2025, and 135.00% of the then-current liquidation preference per share of the Series A Preferred Stock, if such redemption occurs on or after January 20, 2025, and (y) the value of the Class A Common Stock issuable upon conversion of a share of Series A Preferred Stock, which value shall be determined based on the value attributed to the Class A Common Stock in connection with such change of control.

The Investors Rights Agreement contains certain restrictions on the transfer of the Series A Preferred Stock and certain protective covenants in favor of the Purchasers. These covenants include, among other things, covenants limiting the incurrence of Funded Debt (as defined in the Existing Credit Agreement), the ability to make restricted payments and the ability to issue additional indebtedness senior to the Series A Preferred Stock. Each of these covenants is subject to certain exceptions set forth in the Investors Rights Agreement.

In connection with the Closing, on January 20, 2023, the Company entered into a Registration Rights Agreement with the Stockholders (the “Ares Registration Rights Agreement”), which granted certain registration rights to Ares in respect of the shares of the Company’s Class A Common Stock issuable upon conversion of the Series A Preferred Stock.

Payment of Contingent Consideration

Subsequent to December 31, 2022, the Company satisfied its contingent consideration obligation for the periods ended December 31, 2022. As a result, it made cash payments of $0.3 million and issued 849,716 shares of its Class A Common Stock with a fair value of $26.5 million. See Note 4 and Note 18 for additional information regarding the IPG acquisition and the fair value determination of the IPG earn-out consideration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

As permitted by SEC rules, we excluded IPG from our assessment of internal control over financial reporting as of December 31, 2022. This exclusion considers SEC guidance on newly acquired entities which may allow companies to exclude acquired entities from their assessment of internal control over financial reporting during the first year following the acquisition. IPG was acquired during the third quarter of 2022 in a business combination. IPG is a wholly-owned subsidiary whose total assets excluded from management's assessment represent 29.6% of the Company’s consolidated assets and total revenues excluded from management's assessment represent 4.3% of the Company’s consolidated revenue as of and for the year ended December 31, 2022.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evolent Health, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Implantable Provider Group, which was acquired on August 1, 2022, and whose financial statements constitute 29.6% of total assets and 4.3% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Implantable Provider Group.

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
February 24, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 8, 2023, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2022 (the “2023 Proxy Statement”).
The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Information about our Executive Officers” in this Annual Report on Form 10-K and our 2023 Proxy Statement.
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
Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to our 2023 Proxy Statement.

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

(3) The Exhibits listed in the Exhibit Index below are filed with or incorporated by reference into this report

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

2.5*	Stock and Asset Purchase Agreement by and among Evolent Health, Inc., Evolent Health LLC, Magellan Health, Inc. and Magellan Healthcare, Inc., dated as of November 17, 2022.

2.6*	Amendment No. 1 to Stock and Asset Purchase Agreement dated January 20, 2023, by and among Evolent Health, Inc., Evolent Health LLC, and Magellan Health, Inc.

2.7*	Amendment No. 2 to Stock and Asset Purchase Agreement dated February 17, 2023, by and among Evolent Health, Inc., Evolent Health LLC, and Magellan Health, Inc.

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

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Company, dated as of January 19, 2023, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

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

4.6	Description of Registrant’s Securities, which was filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022, and incorporated herein by reference.

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

4.9
Registration Rights Agreement, dated August 1, 2022, by and between Evolent Health, Inc., TPG Growth V Iceman, L.P., and the individuals in Schedule I of the agreement, filed as Exhibit 4.1 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.1
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

10.3	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.4+
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

10.6+
Amendment to the Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2018, and incorporated herein by reference.

10.7+
Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.8+
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

10.11†
Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.12†
Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.13
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

10.18+
Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference.

10.19+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated herein by reference.

10.20+
Form of Leveraged Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019, and incorporated herein by reference.

10.21*
Asset Purchase Agreement, dated July 16, 2020, by and among Passport Health Plan, Inc., Evolent Health LLC, and Molina Healthcare, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q with the SEC on August 7, 2020, and incorporated herein by reference.

10.22
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

10.23+
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

10.28+	Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Dan McCarthy.

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

10.31+
Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, which was filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022, and incorporated herein by reference.

10.32+
Form of Corporate PSU Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022.

10.33+
Form of Business Unit PSU Award Agreement under the Evolent Health, Inc., 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022.

10.34*
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

10.35*
Security Agreement, by and among Evolent Health, Inc., Evolent Health LLC, the other guarantors and ACF Finco I LP, as collateral agent for the benefit of the secured parties, dated as of August 1, 2022, filed as Exhibit 10.2 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.36*	10.34*
Amendment No. 1, dated as of January 20, 2023, to the Credit Agreement, dated as of August 1, 2022, by the Lenders party thereto, EVH LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.37*
Security Agreement, by and among Evolent Health, Inc., Evolent Health LLC, the other guarantors and ACF Finco I LP, as collateral agent for the benefit of the secured parties, dated as of August 1, 2022, filed as Exhibit 10.2 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.38*
Guarantee Agreement, by Evolent Health, Inc. and each of the other guarantors in favor of Ares Capital Corporation, as administrative agent for the lenders, and ACF Finco I LP, as collateral agent for the lenders, dated as of August 1, 2022, filed as Exhibit 10.3 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.39
Securities Purchase Agreement, dated as of January 20, 2023, by and among the Purchasers listed on Schedule I thereto and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.40
Investors Rights Agreement, dated as of January 20, 2023, by and among the Purchasers listed on Schedule I thereto and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.41
Registration Rights Agreement, dated as of January 20, 2023, by and among the Stockholders named in Schedule I thereto and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.42
Registration Rights Agreement, dated as of January 20, 2023, by and between Magellan Health, Inc. and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.43
Lock-Up Agreement, Dated as of January 20, 2023, by and between Magellan Health, Inc. and the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

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
————————
+ Constitutes a management contract or other compensatory plan or arrangement
* The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolent Health, Inc.

By:	/s/ John Johnson
Name:	John Johnson
Title:	Chief Financial Officer

Dated: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Blackley	Chief Executive Officer and Director	February 24, 2023
Seth Blackley	(Principal Executive Officer)

/s/ John Johnson	Chief Financial Officer	February 24, 2023
John Johnson	(Principal Financial Officer)

/s/ Aammaad Shams	Chief Accounting Officer and Controller	February 24, 2023
Aammaad Shams	(Principal Accounting Officer)

/s/ Craig Barbarosh	Director	February 24, 2023
Craig Barbarosh

/s/ M. Bridget Duffy	Director	February 24, 2023
M. Bridget Duffy, MD

/s/ David Farner	Director	February 24, 2023
David Farner

/s/ Peter Grua	Director	February 24, 2023
Peter Grua

/s/ Diane Holder	Director	February 24, 2023
Diane Holder

/s/ Kim Keck	Director	February 24, 2023
Kim Keck

/s/ Cheryl Scott	Director	February 24, 2023
Cheryl Scott

/s/ Tunde Sotunde	Director	February 24, 2023
Tunde Sotunde, MD

/s/ Frank Williams	Director	February 24, 2023
Frank Williams