Form 10-Q
period 2023-03-31
Evolent Health, Inc.
filed 2023-05-04
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, there were 112,667,704 shares of the registrant’s Class A common stock outstanding.

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
•our ability to terminate certain leases and recognize impairment charges in connection with our repositioning plan;
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
•risks related to the failure of any bank in which we deposit our funds, which could reduce the amount of cash we have available to meet our cash commitments and make additional investments;
•our ability to recover the significant upfront costs in our partner relationships and develop our partner relationships over time;
•our ability to attract new partners and successfully capture new opportunities;
•the increasing number of risk-sharing arrangements we enter into with our partners could limit or negatively impact our profitability;

i

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
•our ability to service our debt and pay dividends on our Series A Preferred Stock;
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

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Annual Report on Form 10-K for

ii

the year ended December 31, 2022 (the "2022 Form 10-K") and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.
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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,519	$188,200
Restricted cash and restricted investments	21,932	14,492
Accounts receivable, net (1)	262,764	254,684
Prepaid expenses and other current assets (1)	33,757	20,678
Total current assets	475,972	478,054
Restricted cash and restricted investments	12,519	12,466
Investments in equity method investees	4,112	4,475
Property and equipment, net	88,606	87,874
Right-of-use assets - operating	44,408	49,027
Prepaid expenses and other noncurrent assets (1)	3,543	2,378
Contract cost assets	16,497	17,461
Intangible assets, net	825,857	442,784
Goodwill	1,117,945	722,774
Total assets	$2,589,459	$1,817,293
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$51,012	$57,174
Accrued liabilities (1)	170,236	111,198
Operating lease liability - current	4,608	7,122
Accrued compensation and employee benefits	27,527	52,460
Deferred revenue	7,069	5,758
Reserve for claims and performance - based arrangements (1)	197,197	199,730
Total current liabilities	457,649	433,442
Long-term debt, net	632,277	412,986
Other long-term liabilities	4,473	4,744
Tax receivable agreement liability	112,134	45,950
Operating lease liabilities - noncurrent	54,274	56,010
Deferred tax liabilities, net	36,284	4,744
Total liabilities	1,297,091	957,876

Commitments and Contingencies (See Note 10)

Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 shares issued	170,625	—

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 112,552,160 and 101,500,558 shares issued, respectively	1,125	1,015
Additional paid-in-capital	1,768,999	1,486,857
Accumulated other comprehensive loss	(1,122)	(1,178)

Retained earnings (accumulated deficit)	(626,136)	(606,154)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	1,121,743	859,417
Total liabilities, mezzanine equity and shareholders' equity	$2,589,459	$1,817,293
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue(1)	$427,690	$297,057
Expenses
Cost of revenue (1)	310,475	219,739
Selling, general and administrative expenses (1)	89,726	58,932
Depreciation and amortization expenses	29,275	15,106
Change in fair value of contingent consideration	8,569	6,078
Total operating expenses	438,045	299,855
Operating loss	(10,355)	(2,798)
Interest income	1,060	117
Interest expense	(12,895)	(2,241)
Gain from equity method investees	423	596
Change in tax receivable agreement liability	(66,184)	—
Other income (expense), net	(220)	178
Loss before income taxes	(88,171)	(4,148)
Provision for (benefit from) income taxes	(68,189)	1,202
Loss before preferred dividends and accretion of Series A Preferred Stock	(19,982)	(5,350)
Dividends and accretion of Series A Preferred Stock	(6,276)	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,258)	$(5,350)

Loss per common share
Basic and diluted	$(0.24)	$(0.06)

Weighted-average common shares outstanding
Basic and diluted	107,783	89,509

Comprehensive loss
Net loss	$(26,258)	$(5,350)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	56	(132)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(26,202)	$(5,482)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended March 31, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	101,501	$1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417

Stock-based compensation expense	—	—	—	—	10,710	—	—	—	10,710
Exercise of stock options	—	—	330	3	1,578	—	—	—	1,581
Restricted stock units vested, net of shares withheld for taxes	—	—	434	4	(8,636)	—	—	—	(8,632)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	760	8	(8)	—	—	—	—
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payment of earn-outs	—	—	850	8	27,565	—	—	—	27,573
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	56	—	—	56
Net loss attributable to common shareholders of Evolent Health, Inc.	—	2,625	—	—	(6,276)	—	(19,982)	—	(26,258)

Balance as of March 31, 2023	175	$170,625	112,552	$1,125	$1,768,999	$(1,122)	$(626,136)	$(21,123)	$1,121,743

	For the Three Months Ended March 31, 2022
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	—	90,759	$908	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633

Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	—	—	5,346	—	—	—	5,346
Exercise of stock options	—	—	37	—	309	—	—	—	309
Restricted stock units vested, net of shares withheld for taxes	—	—	334	3	(4,986)	—	—	—	(4,983)
Leveraged stock units vested, net of shares withheld for taxes	—	—	458	5	(11,236)	—	—	—	(11,231)
Foreign currency translation adjustment	—	—	—	—	—	(132)	—	—	(132)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(5,350)	—	(5,350)

Balance as of March 31, 2022	—	$—	91,588	$916	$1,224,250	$(494)	$(592,340)	$(21,123)	$611,209
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows Used In Operating Activities
Net loss before dividends declared and accretion of Series A preferred stock	$(19,982)	$(5,350)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration	8,569	6,078
Gain from equity method investees	(423)	(596)
Depreciation and amortization expenses	29,275	15,106
Stock-based compensation expense	10,710	5,346
Deferred tax provision	(68,728)	(132)
Amortization of contract cost assets	2,290	11,689
Amortization of deferred financing costs	911	539
Change in tax receivable agreement liability	66,184	—
Right-of-use operating assets	4,620	1,718
Operating lease liabilities	(4,250)	(1,992)
Other current operating cash outflows, net	(56)	(357)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	19,832	(46,299)
Prepaid expenses and other current and non-current assets	(13,758)	(6,071)
Contract cost assets	(1,326)	(1,106)
Accounts payable	(13,585)	426
Accrued liabilities	4,785	2,220
Accrued compensation and employee benefits	(31,401)	(32,435)
Deferred revenue	1,169	1,344
Reserve for claims and performance-based arrangements	(2,533)	(7,056)
Other long-term liabilities	(277)	(514)
Net cash and restricted cash used in operating activities	(7,974)	(57,442)
Cash Flows Provided by (Used In) Investing Activities
Cash paid for asset acquisitions and business combinations	(386,724)	(70)
Proceeds from transfer of membership and release of Passport escrow	—	22,969
Return of equity method investments	786	2,375
Investments in internal-use software and purchases of property and equipment	(9,055)	(8,508)
Net cash and restricted cash provided by (used in) investing activities	(394,993)	16,766
Cash Flows Provided by (Used In) Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	7,576	(34,371)
Proceeds from stock option exercises	1,581	309
Proceeds from issuance of long-term debt, net of offering costs	256,330	—
Repayment of long-term debt	(37,500)	—
Distributions to Sponsors	—	(1,100)
Proceeds from issuance of preferred stock, net of offering costs	168,000	—
Payment of preferred dividends	(3,651)	—
Taxes withheld and paid for vesting of equity awards	(12,607)	(16,214)
Net cash and restricted cash provided by (used in) financing activities	379,729	(51,376)
Effect of exchange rate on cash and cash equivalents and restricted cash	50	(104)
Net decrease in cash and cash equivalents and restricted cash	(23,188)	(92,156)
See accompanying Notes to Consolidated Financial Statements

	For the Three Months Ended March 31,
	2023	2022
Cash and cash equivalents and restricted cash as of beginning-of-period	215,158	354,942
Cash and cash equivalents and restricted cash as of end-of-period	$191,970	$262,786

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and through its subsidiaries supports healthcare entities to improve the quality of care delivered for people with complex conditions through proven solutions that make health care simpler and more affordable.

The Company made organizational changes, including re-evaluating its reportable segments, as a result of growth in our value-based specialty care business, both organically and through acquisitions. Effective during the three months ended March 31, 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, the Company collapsed its previous Evolent Health Services and Clinical Solutions segments into one segment. The Company's historical disclosures have been recast to be consistent with the current presentation.

As of March 31, 2023, the Company had unrestricted cash and cash equivalents of $157.5 million. The Company believes it has sufficient liquidity for at least the next twelve months as of the date the financial statements were available to be issued.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations and cash flows. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2022 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2022 Form 10-K for a complete summary of our significant accounting policies.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying interim consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles assets, goodwill and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets, stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, purchase price allocation in taxable stock transactions and useful lives of intangible assets.

Principles of Consolidation

The interim consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	March 31, 2023	December 31, 2022
Collateral for letters of credit for facility leases (1)	$2,132	$2,269
Collateral with financial institutions (2)	10,966	10,912
Claims processing services (3)	21,353	13,777
Total restricted cash and restricted investments	$34,451	$26,958

Current restricted cash	$21,932	$14,492
Total current restricted cash and restricted investments	$21,932	$14,492

Non-current restricted cash	$12,519	$12,466
Total non-current restricted cash and restricted investments	$12,519	$12,466
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2023	2022
Cash and cash equivalents	$157,519	$210,158
Restricted cash and restricted investments	34,451	52,628
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$191,970	$262,786

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level on October 31 of each year. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment tests conducted during 2022.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	2 - 20 years
Customer relationships	11 - 25 years
Technology	5 years
Provider network contracts	3 - 5 years

As part of the organizational changes as a result of growth in our value-based specialty care business, we re-evaluated the useful lives of our intangible assets. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of both March 31, 2023 and December 31, 2022, approximately 47% of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of March 31, 2023, approximately 20% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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

Revenue Recognition

Our revenue contracts are typically multi-year arrangements with customers to provide various clinical and administrative solutions. Our solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

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

Series A Senior Convertible Preferred Shares

In accordance with ASC 480, Distinguishing Liabilities from Equity, the shares of Series A Senior Convertible Preferred Shares are classified within temporary equity, as events outside the Company’s control triggers such shares to become redeemable. Costs associated with the issuance of redeemable preferred stock are presented as discounts to the fair value of the redeemable preferred stock and are amortized using the effective interest method, over the term of the respective series of preferred shares. Refer to Note 12 - Series A Senior Convertible Preferred Shares for further discussion.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company adopted this standard starting in the first quarter of 2023, which did not have a material impact on our consolidated financial statements.

Note 4. Transactions

Business Combinations
National Imaging Associates Inc.
On January 20, 2023, the Company completed its acquisition of NIA, including all of the issued and outstanding shares of capital stock of NIA as well as certain assets held by Magellan Health, Inc. (“Magellan”) and certain of its subsidiaries that were used in the Magellan Specialty Health Division. NIA is a specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine and genetics. The transaction is expected to accelerate our strategy to become a leading provider of value-based specialty care solutions as well as diversify our revenue streams with a larger customer portfolio.
Total acquisition consideration, net of cash on hand and certain closing adjustments, was $715.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on January 20, 2023. The acquisition consideration consisted of approximately $387.8 million of cash consideration (inclusive of certain post-closing adjustments), 8,474,576 shares of the Company’s Class A common stock, fair valued at $261.3 million as of January 20, 2023, and an earn-out consisting of additional consideration of up to $150.0 million payable in cash and, at the Company’s election, up to 50% in shares of the Company’s Class A common stock (the “Contingent Consideration”). As of January 20, 2023, the Contingent Consideration is fair valued at $66.6 million. See Note 17 for additional information regarding the fair value determination of the earn-out consideration.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of January 20, 2023, as follows (in thousands):

Purchase consideration:
Cash	$387,823
Fair value of Class A common stock issued	261,271
Fair value of contingent consideration	66,600
Total consideration	$715,694

Tangible assets acquired:
Accounts receivable	28,065
Prepaid expenses and other current assets	675
Total tangible assets acquired	28,740

Identifiable intangible assets acquired:
Customer relationships	345,100
Technology	50,700
Corporate trade name	8,200
Total identifiable intangible assets acquired	404,000

Liabilities assumed:
Accrued liabilities	5,409
Accrued compensation and employee benefits	6,173
Deferred tax liabilities, net	100,486
Deferred revenue	142
Total liabilities assumed	112,210

Goodwill	395,164
Net assets acquired	$715,694
The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years, 5 years, and 2 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of proprietary software that supports NIA’s core business applications and specialty business. The corporate trade name reflects the value that we believe the NIA brand name carries in the market. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a discrete tax benefit of $56.1 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. As of March 31, 2023, we had not finalized the determination of fair values allocated to the acquired intangible assets and deferred tax liability. Any necessary adjustments will be finalized within one year from the date of acquisition.

We have included the financial results of NIA in our consolidated financial statements from January 20, 2023. The consolidated statements of operations and comprehensive income (loss) include $48.5 million of revenues and $(5.5) million of net loss attributable to NIA for the three months ended March 31, 2023.

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

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. As of March 31, 2023, we had not finalized the determination of fair values allocated to the deferred tax liability. Any necessary adjustments will be finalized within one year from the date of acquisition.

Pro forma financial information (unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of NIA had been effective as of January 1, 2022, the beginning of the 2022 fiscal year. The unaudited pro forma financial information includes adjustments to historical amounts including amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense for the financing of the transaction, alignment of NIA’s revenue recognition policy, and the associated income tax effects as if NIA had been included in the Company’s results of operations.

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

	For the Three Months Ended March 31,
	2023	2022
Revenue	$446,740	$362,827

Net loss attributable to common shareholders of Evolent Health, Inc.	(15,730)	(10,240)

Pro forma financial information has not been presented for the IPG acquisition as the impact to the Company’s interim consolidated financial statements was not material.

Note 5. Revenue Recognition

Our revenue contracts are typically multi-year arrangements with customers to provide various clinical and administrative solutions. Our solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our customers and members. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically includes a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.
Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple performance obligations, primarily when the customer has requested both implementation and on going services as these services are distinct from one another. When a contract has multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price using the expected cost margin approach. This approach requires estimates regarding both the level of effort it will take to satisfy the performance obligation as well as fees that will be received under the variable pricing model. We also take into consideration customer demographics, current market conditions, the scope of services and our overall pricing strategy and objectives when determining the standalone selling price.
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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by end-market and product type:

	For the Three Months Ended March 31,
	2023	2022
Medicaid	$183,034	$130,501
Medicare	127,669	104,399
Commercial and other	116,987	62,157
Total	$427,690	$297,057

Performance Suite	$239,873	$171,164
Specialty Technology and Services Suite	65,316	13,580
Administrative Services	83,067	106,859
Cases	39,434	5,454
Total	$427,690	$297,057
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $43.8 million of transaction price to performance obligations that are unsatisfied as of March 31, 2023. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 69%, 92% and 100% of these remaining performance obligations by December 31, 2023, 2024 and 2025, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Short-term receivables (1)	$261,875	$246,209
Short-term deferred revenue	7,069	5,758
Long-term deferred revenue	2,193	2,533
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the three months ended March 31, 2023, are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$8,291
Reclassification to revenue, as a result of performance obligations satisfied	(3,987)
Cash received in advance of satisfaction of performance obligations	4,958
Balance as of end of period	$9,262

The amount of revenue, excluding customer discounts of $1.5 million, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $4.8 million for the three months ended March 31, 2023, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2023 and 2022, the Company had $3.4 million and $3.9 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2023 and 2022, the Company had $13.1 million and $18.1 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $2.0 million and $10.3 million for the three months ended March 31, 2023 and 2022, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay. We did not observe notable increases in delinquencies during the three months ended March 31, 2023. Given the nature of our business, our past collection experience during recessionary and pre-recessionary periods, we did not record material changes in our allowances during the three months ended March 31, 2023.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of March 31, 2023, 70% were current, 23% were past due less than 60 days, with 26% past due less than 120 days and at December 31, 2022, 67% was current, 21% was past due less than 60 days, with 29% past due less than 120 days. As of March 31, 2023 and December 31, 2022, in total we reported on the consolidated balance sheet $284.7 million and $269.1 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other current assets, net of allowances of $15.1 million and $10.2 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Balance as of beginning of period	$(10,180)	$(3,374)
NIA acquisition	(240)	—
Provision for credit losses	(5,482)	1,203
Charge-offs	829	—
Balance as of end of period	$(15,073)	$(2,171)

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	March 31, 2023	December 31, 2022
Computer hardware	$30,441	$30,092
Furniture and equipment	4,246	4,214
Internal-use software development costs	197,174	189,119
Leasehold improvements	15,390	14,926
Total property and equipment	247,251	238,351
Accumulated depreciation and amortization expenses	(158,645)	(150,477)
Total property and equipment, net	$88,606	$87,874

The Company capitalized $8.1 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $75.1 million and $73.7 million as of March 31, 2023 and December 31, 2022, respectively.

Depreciation expense related to property and equipment was $8.1 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.7 million for both the three months ended March 31, 2023 and 2022, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2023. We will perform our annual impairment test of October 31, 2023.

2022 Goodwill Impairment Test

On October 31, 2022, the Company performed its annual goodwill impairment test for fiscal year 2022. As a result of BHG announcing its plan to exit its IFP line of business in 2023, thus negatively impacting the Company’s future revenues from such partner, the Company elected to forego the qualitative assessment and proceeded directly to the quantitative assessment of the goodwill impairment test for that specific reporting unit. In doing so, we estimated the fair value of the reporting unit by considering an income approach. In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. The quantitative analysis of the Evolent Health Services reporting unit showed that the fair value exceeded the carrying value. Contracts with our customers may be cancelled or renegotiated and future revenue growth is dependent on winning new contracts. Further, the impairment analysis is particularly sensitive to changes in the projected revenue growth rates and expenses and the discount rate. Changes in these key assumptions such as a significant unfavorable change to our forecasted cash flows due to being unsuccessful in winning certain contracts or certain of our contracts being cancelled or renegotiated by our customers, could result in a revision of management’s estimates and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

Balance as of December 31, 2022(1)	$722,774
Goodwill acquired(2)	395,164
Foreign currency translation	7
Balance as of March 31, 2023	$1,117,945

Balance as of December 31, 2021(1)	$426,297
Foreign currency translation	(23)
Balance as of March 31, 2022	$426,274
————————
(1)Net of cumulative inception to date impairment of $575.5 million as of December 31, 2022 and 2021.
(2)Goodwill acquired from the addition of NIA in January 2023.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	March 31, 2023				December 31, 2022
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	1.8	$51,965	$16,967	$34,998	12.7	$43,600	$11,726	$31,874
Customer relationships	15.2	810,119	103,694	706,425	15.8	465,019	92,760	372,259
Technology	2.3	162,522	83,970	78,552	2.7	111,822	80,255	31,567
Below market lease, net	0.1	1,218	1,200	18	0.3	1,218	1,151	67
Provider network contracts	1.1	18,861	12,997	5,864	1.3	18,851	11,834	7,017
Total intangible assets, net		$1,044,685	$218,828	$825,857		$640,510	$197,726	$442,784

Amortization expense related to intangible assets was $21.1 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively.

Future estimated amortization of intangible assets (in thousands) as of March 31, 2023, is as follows:

2023	$69,945
2024	87,529
2025	63,641
2026	63,293
2027	60,552
Thereafter	480,897
Total future amortization of intangible assets	$825,857

As part of the organizational changes as a result of growth in our value-based specialty care business, we re-evaluated the useful lives of our intangible assets. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three months ended March 31, 2023, that would require an impairment test for our intangible assets.

Note 9. Long-term Debt

Credit Agreement

On August 1, 2022 (the “IPG Closing Date”), the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent, collateral agent and revolver agent (the “Existing Credit Agreement” and as modified by the Amendment (defined below), the “Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) initial term loans in an aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) revolving credit commitments in an aggregate principal amount of $50.0 million (the “Initial Revolving Facility”), the availability of which shall be determined by reference to the lesser of $50.0 million and a borrowing base calculation. The Borrowers borrowed full amount under the Initial Term Loan Facility and the Initial Revolving Facility on the IPG Closing Date. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Initial Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Initial Revolving Facility was paid as of the IPG Closing Date.

On January 20, 2023, (“the NIA Closing Date”), the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) additional revolving commitments in an aggregate principal amount equal to $25.0 million (the “Incremental Revolving Facility” and together with the Initial Revolving Facility, the Revolving Facility”), and (ii) additional term loans in an aggregate principal amount equal to $240.0 million, (the “Incremental Term Loan Facility” and together with the Initial Term Loan Facility, the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “Credit Facilities”). The Borrowers borrowed the full amount under the Incremental Term Loan Facility and the Incremental Revolving Facility on the NIA Closing Date to finance, together with the proceeds from the sale of the Series A Preferred Stock, the cash consideration payable in connection with the NIA acquisition on the NIA Closing Date and pay transaction fees and expenses. A closing fee of (a) 3.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 3.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date.

The Credit Facilities are guaranteed by the Company and the Company’s domestic subsidiaries, subject to certain customary exceptions. The Credit Facilities are secured by a first priority security interest in all of the capital stock of each borrower and guarantor (other than the Company) and substantially all of the assets of each borrower and guarantor, subject to certain customary exceptions.

All loans under the Credit Facilities will mature on the date that is the earliest of (a) the sixth anniversary of the NIA Closing Date, (b) the date on which the commitments are voluntarily terminated pursuant to the terms of the Credit Agreement, (c) the date on which all amounts outstanding under the Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement and (d) the date that is ninety-one (91) days prior to the maturity date of any Junior Debt (as defined in the Existing Credit Agreement) unless certain liquidity conditions are satisfied.

The interest rate for the Loans is calculated, at the option of the Borrowers, (a) in the case of the Term Loan Facility, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of the Revolving Facility, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date. The Company recorded $11.1 million in interest expense related to our Credit Agreement for the three months ended March 31, 2023.

Amounts outstanding under the Credit Facilities may be prepaid at the option of the Company, subject to the following prepayment premium (the “Prepayment Premium”): (1) 3.00% of the principal amount so prepaid after the NIA Closing Date but prior to the first anniversary of the NIA Closing Date; (2) 2.00% of the principal amount so prepaid after the first anniversary of the closing but prior to the second anniversary of the NIA Closing Date; (3) 1.00% of the principal amount so prepaid after the second anniversary of the NIA Closing Date but prior to the third anniversary of the NIA Closing Date; and (4) 0.00% of the principal amount so prepaid on or after the third anniversary of the NIA Closing Date. Amounts outstanding under the Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction, in each case, subject to application of the Prepayment Premium.

The Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Loans. We incurred $14.4 million of debt issuance costs in connection with the Loans, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the Credit Agreement. The Company recorded $0.5 million in interest expense related to the amortization of the debt discount and the issuance costs for the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company repaid $37.5 million under the Revolving Facility.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.2 million, $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $38.1 million decrease in additional paid-in capital and a $1.3 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and an $11.7 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2024 Notes. These adjustments resulted in an increase of $25.1 million to the debt component of the 2024 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2024 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The Company recorded interest expense of $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $71.8 million decrease in additional paid-in capital and a $2.5 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and a $28.1 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2025 Notes. These adjustments resulted in an increase of $41.3 million to the debt component of the 2025 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2025 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

Convertible Senior Notes Carrying Value

The 2024 Notes and 2025 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of March 31, 2023. However, the 2024 Notes and 2025 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes and 2025 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
2024 Notes
Carrying value	$23,971	$23,925
Unamortized debt discount and issuance costs	310	356
Principal amount	$24,281	$24,281
Remaining amortization period (years)	1.7	1.9
Fair value(1)	$38,000	$38,000

2025 Notes
Carrying value	$169,205	$168,885
Unamortized debt discount and issuance costs	3,295	3,615
Principal amount	$172,500	$172,500
Remaining amortization period (years)	2.5	2.8
Fair value(1)	$192,605	$185,546
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date. The 2024 Notes have not been traded since December 31, 2022.

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of both March 31, 2023 and December 31, 2022, the Company was party to irrevocable standby letters of credit with a bank for $13.1 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $13.1 million, respectively, in restricted cash and restricted investments as collateral as of March 31, 2023 and 2022, respectively. The letters of credit have current expiration dates between April 2023 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

Indemnifications

The Company’s customer agreements generally include a provision by which the Company agrees to defend its partners against third-party claims (a) for death, bodily injury, or damage to personal property caused by Company negligence or willful misconduct, (b) by former or current Company employees arising from such managed service agreements, (c) for intellectual property infringement under specified conditions and (d) for Company violation of applicable laws, and to indemnify them against any damages and costs awarded in connection with such claims. To date, the Company has not incurred any material costs as a result of such indemnities and has not accrued any liabilities related to such obligations in the accompanying interim consolidated financial statements.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three months ended March 31, 2023 and 2022, respectively.

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021 and 2022. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of March 31, 2023, no amounts have been funded under this guarantee.

UPMC Reseller Agreement

The Company and UPMC are parties to a reseller, services and non-competition agreement, dated August 31, 2011, which was amended and restated by the parties on June 27, 2013 (as amended through the date hereof, the “UPMC Reseller Agreement”). Under the terms of the UPMC Reseller Agreement, UPMC has appointed the Company as a non-exclusive reseller of certain services, subject to certain conditions and limitations specified in the UPMC Reseller Agreement. In consideration for the Company’s obligations under the UPMC Reseller Agreement and subject to certain conditions described therein, UPMC has agreed not to sell certain products and services directly to a defined list of 20 of the Company’s customers. There were no expenses associated with the UPMC Reseller Agreement for the three months ended March 31, 2023, and $0.6 million for the three months ended March 31, 2022. The contract is currently being wound down.

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

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the three months ended March 31, 2023, resulting in a total TRA liability of $112.1 million as of March 31, 2023.

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

Contingencies

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2023, approximately 99.1% of our $192.0 million of cash and cash equivalents, restricted cash and restricted investments were held in bank deposits with FDIC participating banks and approximately 0.9% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	March 31, 2023	December 31, 2022
Cook County Health and Hospitals System	34.6%	42.5%
Molina Healthcare	17.8%	12.0%
Bright Health Management, Inc.	*	11.3%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2023	2022
Cook County Health and Hospitals Systems	17.2%	23.9%
Florida Blue Medicare, Inc.	11.9%	11.9%
Molina Healthcare	13.2%	*
————————
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

In connection with various lease agreements, the Company is required to maintain $2.1 million in letters of credit as of both March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company held $2.1 million and $2.3 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of March 31, 2023 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	8.8	$28,960	$1,579
Riverside, IL	8.0	37,301	232
Edison, NJ	3.1	1,597	222
Alpharetta, GA	2.5	1,180	—
Pune, India	0.2	91	—
Brea, CA	4.2	4,004	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,940	$2,274
Variable lease cost	1,556	1,326
Total lease cost	$3,496	$3,600

Maturity of lease liabilities (in thousands) as of March 31, 2023, is as follows:

Operating lease expense
2023	$5,694
2024	10,436
2025	10,052
2026	8,997
2027	8,685
Thereafter	31,692
Total lease payments	75,556
Less:
Interest	16,674
Present value of lease liabilities	$58,882

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

March 31, 2023
Weighted average discount rate	6.34%
Weighted average remaining lease term	8.0

Note 12. Convertible Preferred Equity

In connection with the NIA closing, on January 20, 2023, the Company entered into a Securities Purchase Agreement (Series A Convertible Preferred Shares) with the Purchasers listed on Schedule I thereto (the “Securities Purchase Agreement”) pursuant to which the Company offered and sold to the Purchasers an aggregate 175,000 shares of the Company’s newly created Cumulative Series A Preferred Shares, par value $0.01 (the “Series A Preferred Stock”), at a purchase price of $960.00 per share, resulting in total gross proceeds to the Company of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Priority ABL Incremental Facility and Term Loan Incremental Facility, to finance the cash consideration payable at Closing and pay transaction fees and expenses.

The Series A Preferred Stock ranks senior with respect to dividend and liquidation rights to the Company’s Class A common stock, par value $0.01 per share and all future series of the Company’s preferred stock. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000.00 per share.

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

In connection with the NIA closing, the Company entered into an Investors Rights Agreement with the Purchasers named in Schedule I thereto (the “Investors Rights Agreement”). The Investors Rights Agreement contains certain restrictions on the transfer of the Series A Preferred Stock and certain protective covenants in favor of the Purchasers. These covenants include, among other things, covenants limiting the incurrence of Funded Debt (as defined in the Investors Rights Agreement), the ability to make restricted payments and the ability to issue additional indebtedness senior to the Series A Preferred Stock. Each of these covenants is subject to certain exceptions set forth in the Investors Rights Agreement.

In connection with the NIA closing, on January 20, 2023, the Company entered into a Registration Rights Agreement with the Stockholders named in Schedule I thereto, which granted certain registration rights to Ares in respect of the shares of the Company’s Class A Common Stock issuable upon conversion of the Series A Preferred Stock.

During the three months ended March 31, 2023, the Company paid dividends of $3.7 million, or $20.86 per share of Series A Preferred Stock, and accreted $2.6 million of deferred issuance costs in additional paid-in-capital on the consolidated balance sheets.

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,258)	$(5,350)

Weighted-average common shares outstanding - basic and diluted	107,783	89,509

Loss per common share
Basic and diluted	$(0.24)	$(0.06)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,923	2,161
Stock options	1,260	1,756
Series A Preferred Stock	4,375	—
Convertible senior notes	6,188	11,582
Total	13,746	15,499

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our interim consolidated financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Award Type
Stock options	$60	$162
RSUs	7,489	3,301
LSUs	284	775
PSUs	2,877	1,108
Total compensation expense by award type	$10,710	$5,346

Line Item
Cost of revenue	$1,540	$800
Selling, general and administrative expenses	9,170	4,546
Total compensation expense by financial statement line item	$10,710	$5,346

No stock-based compensation was capitalized as software development costs during the three months ended March 31, 2023 and 2022, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
RSUs	996	917
PSUs	424	479

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

An income tax provision (benefit) of $(68.2) million and $1.2 million was recognized for the three months ended March 31, 2023 and 2022, respectively, which resulted in effective tax rates of 77.3% and (29.0)%, respectively. The income tax benefit recorded during the three months ended March 31, 2023, primarily relates to $56.1 million for the reduction in the valuation allowance resulting from deferred tax liabilities established as part of the NIA acquisition accounting and $8.3 million for the TRA liabilities that will create current and future tax benefits upon settlement. The income tax expense recorded during the three months ended March 31, 2022, primarily related to state and foreign taxes.

As of March 31, 2023, the Company had unrecognized tax benefits of $1.6 million that, if recognized, would affect the overall effective tax rate. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

Tax Receivables Agreement

In connection with the Offering Reorganization, the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 10 above for discussion of our TRA.

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

As of March 31, 2023 and December 31, 2022, the Company’s economic interests in its equity method investments ranged between 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $0.4 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $4.8 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$122,100	$122,100
Total fair value of liabilities measured on a recurring basis	$—	$—	$122,100	$122,100

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$78,000	$78,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$78,000	$78,000
————————
(1) Represents the fair value of earn-out consideration related to the IPG and NIA transactions as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three months ended March 31, 2023.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The acquisitions of NIA and IPG include a provision for additional equity consideration, at the Company’s option, contingent upon the Company obtaining certain performance metrics. The earnout period for the NIA contingent consideration is the year ending December 31, 2023, and the earnout period for IPG is the nine months ended September 30, 2023. The fair value of the contingent equity considerations was estimated based on the real options approach, a form of the income approach, which estimated the probability of the Company achieving future revenues under the agreement. The significant unobservable inputs used in the fair value measurements of the NIA and IPG contingent considerations are the risk-neutral (probability weighted) earnout consideration and the applicable discount rate. A significant increase in the risk-neutral (probability weighted) earnout consideration or decrease in discount rate in isolation would result in a significantly higher fair value of the contingent consideration.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Balance as of beginning of period	$78,000	$28,700
Additions	69,761	—
Settlements	(29,961)	—
Unrealized (gain) loss, net	4,300	3,900
Balance as of end of period	$122,100	$32,600

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

March 31, 2023
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$122,100	Real options approach	Risk-neutral expected earnout consideration	$122,100
			Weighted average discount rate	8.80% - 16.64%

December 31, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$78,000	Real options approach	Risk-neutral expected earnout consideration	$77,946
			Weighted average discount rate	9.85% - 10.01%

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

See Note 9 for information regarding the fair value of the 2024 Notes and 2025 Notes.

Note 18. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our interim consolidated financial statements.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	March 31, 2023	December 31, 2022
Assets
Accounts receivable, net	$9,360	$8,787

Liabilities
Accounts payable	$2	$27
Accrued liabilities	—	192

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Revenue	$54,721	$32,064

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	47,506	26,461
Selling, general and administrative expenses	242	66

Note 19. Reserve for Claims and Performance-Based Arrangements

The Company maintains reserves for its liabilities related to payments to providers and pharmacies under performance-based arrangements related to its total cost of care and specialty care management services.

Reserves for claims and performance-based arrangements reflect actual payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. Reserves for claims and performance-based arrangements also reflect estimated amounts owed under the reinsurance agreements, as discussed further in Note 10.

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$199,730	$171,294
Incurred health care costs:
Current year to date period	180,675	102,664
Prior year to date period	(19,914)	6,511
Total claims incurred	160,761	109,175
Claims paid related to:
Current year to date period	(64,870)	(47,724)
Prior year to date period	(98,424)	(59,491)
Total claims paid	(163,294)	(107,215)
Other adjustments (1)	—	(9,016)
Balance, end of period	$197,197	$164,238
————————
(1) Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 20. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$30	$670
Class A common stock issued in connection with business combinations	261,271	—
Accrued net working capital adjustment with business combinations	1,098	—
Effects of Leases
Operating cash flows from operating leases	3,528	3,830
Leased assets disposed of (obtained in) exchange for operating lease liabilities	(3,076)	(3)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with our interim consolidated financial statements and the accompanying notes to our interim consolidated financial statements presented in “Part I – Item 1. Financial Statements” of this Form 10-Q; our 2022 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2023.

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

Segment Update

Between 2020 and 2022, we significantly grew our value-based specialty care business, both organically and through acquisitions. Given the pace of our growth, what we believe to be our high level of competitive differentiation, and the size of potential opportunities in the specialty care market, we began a process in 2023 of revising the way we manage the business, evaluate performance and allocate resources, resulting in an updated segment structure comprised of one segment. We now provide a broad spectrum of specialty care management services in oncology, cardiology, musculoskeletal markets and holistic total cost of care improvement along with an integrated platform for health plan administration and value-based business infrastructure under one go to market package. We began reporting under this new segment structure as of January 1, 2023. Prior year information has been adjusted to reflect the change in segment reporting.

All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

Recent Events

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the year ended March 31, 2023. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2022	2022
Cook County Health and Hospitals Systems	17.2%	23.9%
Florida Blue Medicare, Inc.	11.9%	11.9%
Molina Healthcare	13.2%	*
————————
*     Represents less than 10.0% of the respective balance

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of NIA

On November 17, 2022, Evolent Health LLC, a wholly owned subsidiary of the Company, and the Company entered into a definitive agreement for the Company to acquire NIA. On January 20, 2023, we consummated the acquisition of NIA for $387.8 million in cash, $265.0 million in debt financing provided by Ares Capital Corporation and the issuance of 8.5 million shares of Class A common stock. NIA reports into Evolent’s specialty care management offering, New Century Health. Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the NIA acquisition.

Credit Agreement Amendment

On January 20, 2023, (“the NIA Closing Date”), the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), pursuant to which the lenders agreed to extend credit to the Borrower in the form (i) additional revolving commitments in an aggregate principal amount equal to $25.0 million (the “Incremental Revolving Facility” and together with the Initial Revolving Facility, the “Revolving Facility”), and (ii) additional term loans in an aggregate principal amount equal to $240.0 million (the “Incremental Term Loan Facility” and together with the Initial Term Loan Facility, the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “Credit Facilities”). The Borrowers borrowed full amount under the Incremental Term Loan Facility and the Incremental Revolving Facility on the NIA Closing Date to finance, together with the proceeds from the sale of the Series A Preferred Stock, the cash consideration payable in connection with the NIA acquisition on the NIA Closing Date and pay transaction fees and expenses. A closing fee of (a) 3.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 3.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date. Refer to “Part I - Item 1. Financial Statements - Note 9” for additional discussion regarding the amendment to the Credit Agreement.

Series A Preferred Stock

In connection with the consummation of the acquisition of NIA, on January 20, 2023, we entered into a Securities Purchase Agreement pursuant to which the Company offered and sold an aggregate 175,000 shares of Series A Preferred Stock, at a purchase price of $960.00 per share, resulting in total gross proceeds to us of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Priority ABL Incremental Facility and Term Loan Incremental Facility, to finance the cash consideration payable for the acquisition of NIA and pay transaction fees and expenses. Refer to “Part II - Item 8. Financial Statements - Note 12” for additional discussion regarding the sale of Series A Preferred Stock.

Repositioning Costs

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals. In the first quarter of 2023, we committed to certain operational efficiency and profitability actions that we are taking in order to accomplish these objectives (“Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other operational efficiency and cost-reduction initiatives that will provide future benefit to the Company. During 2023, we expect to terminate certain leases and recognize impairment charges in connection with the Repositioning Plan.

Critical Accounting Policies and Estimates

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2022 Form 10-K for a complete summary of our significant accounting policies.

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

On October 31, 2022, the Company performed its annual goodwill impairment test for fiscal year 2022. As a result of BHG announcing its plan to exit its IFP line of business in 2023, thus negatively impacting the Company’s future revenues from such partner, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for that specific reporting unit. In doing so, we estimated the fair value of the reporting unit by considering a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. The quantitative analysis of the reporting unit showed that the fair value exceeded the carrying value. Contracts with our customers may be cancelled or renegotiated and future revenue growth is dependent on winning new contracts. Further, the impairment analysis is particularly sensitive to changes in the projected revenue growth rates and expenses and the discount rate. Changes in these key assumptions such as a significant unfavorable change to our forecasted cash flows due to being unsuccessful in winning certain contracts or certain of our contracts being cancelled or renegotiated by our customers, could result in a revision of management’s estimates and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2023. We will perform our annual impairment test of October 31, 2023.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company adopted this standard starting in the first quarter of 2023, which did not have a material impact on our consolidated financial statements.

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

Key Components of our Results of Operations

Revenue

Our revenue contracts are typically multi-year arrangements with customers to provide various clinical and administrative solutions. Our solutions are designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

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

Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue from services over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate.

Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple performance obligations, primarily when the customer has requested both implementation and ongoing services as these services are distinct from one another. When a contract has multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price using the expected cost margin approach. This approach requires estimates regarding both the level of effort it will take to satisfy the performance obligation as well as fees that will be received under the variable pricing model. We also take into consideration customer demographics, current market conditions, the scope of services and our overall pricing strategy and objectives when determining the standalone selling price.

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of clients. Costs consist primarily of claims expense, employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements.

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

Lives on Platform and PMPM Fees

Performance Suite Lives on Platform are calculated by summing monthly members covered for oncology and cardiology specialty care services for contracts not under ASO arrangements, plus members managed by Evolent Care Partners in risk arrangements and divided by the number of months in the period. Specialty Technology and Services Suite Lives on Platform are calculated by summing monthly members covered for oncology, cardiology, musculoskeletal, advanced imaging and other diagnostics specialty care services for contracts under ASO arrangements divided by the number of months in the period. Administrative Services Lives on Platform are calculated by summing monthly members covered for EHS implementation and core performance services divided by the number of months in the period. Cases are calculated by summing the number of individuals receiving services through our IPG and Vital Decisions programs in a given period. Members covered for more than one category are counted in each category.

Performance Suite Average PMPM fee is defined as revenue pertaining to our Performance Suite during the period reported divided by Performance Suite Lives on Platform for the period divided by the number of months in the period. Specialty Technology and Services Suite Average PMPM fee is defined as revenue pertaining to the Specialty Technology and Services Suite during the period reported divided by Specialty Technology and Services Suite Lives on Platform for the period divided by the number of months in the period. Administrative Services Average PMPM fee is defined as revenue pertaining to the Administrative Services during the period reported divided by the Administrative Services Lives on Platform for the period divided by the number of months in the period. Revenue per Case is calculated by the revenue pertaining to IPG and Vital Decisions divided by the number of cases for a given period.

Average Unique Members are calculated by summing members covered by our Performance Suite, Specialty Technology and Services Suite and Administrative Services. In cases where clients cross between multiple products, we only capture members from the product with the maximum number of members.

Management uses Lives on Platform, PMPM fees, Cases, Revenue per Case and Average Unique Members because we believe that they provide insight into the unit economics of our services. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance.

The Company has changed its calculation of Lives on Platform to more accurately reflect the membership that corresponds to quarterly revenue. The Company has recast prior periods to reflect the current presentation of Lives on Platform, PMPM fees, Cases and Revenue per Case. The current Performance Suite maps to the prior disclosure of the Clinical Solutions Performance Suite. The current Specialty Technology and Services Suite maps to the prior disclosure of the Clinical Solutions New Century Health Technology and Services Suite. The current Administrative Services maps to the prior disclosure of Evolent Health Services segment. There has been no change in the presentation of Cases from prior period.

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended March 31, 2023		Change Over Prior Period
	2023	2022	$	%
Revenue	$427,690	$297,057	$130,633	44.0%

Expenses
Cost of revenue (exclusive of depreciation and amortization expenses presented separately below)	310,475	219,739	90,736	41.3%
Selling, general and administrative expenses	89,726	58,932	30,794	52.3%
Depreciation and amortization expenses	29,275	15,106	14,169	93.8%
Change in fair value of contingent consideration	8,569	6,078	2,491	41.0%
Total operating expenses	438,045	299,855	138,190	46.1%
Operating loss	$(10,355)	$(2,798)	$(7,557)	(270.1)%

Cost of revenue as a % of revenue	72.6%	74.0%
Selling, general and administrative expenses as a % of revenue	21.0%	19.8%

Comparison of the Results for Three Months Ended March 31, 2023 to 2022

Revenue

Total revenue increased by $130.6 million, or 44.0%, to $427.7 million for the three months ended March 31, 2023, as compared to 2022. This increase is primarily due to $82.5 million from our acquisitions of and launches of new integrated products with NIA, IPG and Vital Decisions, and $48.1 million from the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Medicaid	$183,034	$130,501
Medicare	127,669	104,399
Commercial and other	116,987	62,157
Total	$427,690	$297,057

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended March 31, 2023 and 2022 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022
Performance Suite	3,242	1,494	$24.66	$38.19
Specialty Technology and Services Suite	60,503	14,305	0.36	0.32
Administrative Services	1,857	2,054	14.91	17.34
Cases	15	5	2,555	1,052

Average Unique Members	41,268	15,123

Cost of Revenue

Cost of revenue increased by $90.7 million, or 41.3%, to $310.5 million for the three months ended March 31, 2023, as compared to 2022, principally as a result of the growth in our revenue. The increase included approximately $56.8 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers, $25.8 million of higher personnel costs due to increased headcount, employee benefit, bonus accruals for employees and severance payments to former employees and $25.5 million of surgical management costs at IPG. These increases were offset in part by a decrease of $8.1 million in professional fees due primarily to lower costs incurred for contracts that went live during the quarter and third-party service fees for existing customers and a decrease of $8.4 million for the acceleration of amortization of contract costs for certain customers. Approximately $1.5 million and $0.8 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the three months ended March 31, 2023, and 2022, respectively. Cost of revenue represented 72.6% and 74.0% of total revenue for the three months ended March 31, 2023, and 2022, respectively. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $30.8 million, or 52.3%, to $89.7 million for the three months ended March 31, 2023, as compared to 2022, principally as a result of the IPG and NIA acquisitions and employee costs across all business units. The increase was primarily driven by higher personnel fees due to increased headcount and expected benefit accruals to employees of $3.8 million, higher stock compensation of $4.6 million due to the achievement and change in projected achievement of certain performance measurements, higher bad debt expense of $4.6 million due to collection timing from our customers, technology services due to higher headcount of $1.4 million, $0.6 million of higher insurance costs, $0.3 million of severance costs and acquisition costs of $11.3 million, offset, in part by lower professional fees from cost savings initiatives of $1.5 million.

Approximately $9.2 million and $4.5 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2023, and 2022, respectively. Acquisition and severance costs accounted for approximately $12.3 million and $0.5 million of total selling, general and administrative expenses for the three months ended March 31, 2023, and 2022, respectively. Selling, general and administrative expenses represented 21.0% and 19.8% of total revenue for the three months ended March 31, 2023, as compared to 2022, respectively. While our selling, general and administrative expenses are expected to grow as we integrate NIA operations, we expect them to decrease as a percentage of our total revenue over the long-term due to cost saving initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $14.2 million, or 93.8%, to $29.3 million for the three months ended March 31, 2023, as compared to 2022 due primarily to amortization of intangible assets acquired through our acquisitions. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $8.6 million for the three months ended March 31, 2023, related to the liabilities acquired as a result of the acquisitions of NIA in January 2023 and IPG in August 2022, and $6.1 million for the three months ended March 31, 2022, related to liabilities acquired as a result of the acquisition of Vital Decisions. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense is primarily attributable to our Credit Agreement with Ares Capital Corporation as well as the 2024 Notes and 2025 Convertible Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $12.9 million and $2.2 million for the three months ended March 31, 2023, and 2022, respectively. The increase in interest expense is driven primarily by the interest expense incurred on our Loans. We expect interest expense to increase during 2023, however, we are focused on deleveraging the balance sheet in the long-term thereby decreasing interest expense. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense.

Change in Tax Receivable Agreement Liability

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the three months ended March 31, 2023, resulting in a total TRA liability of $112.1 million as of March 31, 2023.

Provision for (Benefit from) Income Taxes

A provision for (benefit from) income taxes of $(68.2) million and $1.2 million was recognized for the three months ended March 31, 2023, and 2022, respectively, which resulted in effective tax rates of 77.3% and (29.0)%, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported operating losses of $(10.4) million and $(2.8) million for the three months ended March 31, 2023, and 2022, respectively. Net cash and restricted cash used in operating activities was $(8.0) million and $(57.4) million for the three months ended March 31, 2023, and 2022, respectively.

As of March 31, 2023, the Company had $157.5 million of cash and cash equivalents and $34.5 million in restricted cash and restricted investments.

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

	For the Three Months Ended March 31,
	2023	2022
Net cash and restricted cash used in operating activities	$(7,974)	$(57,442)
Net cash and restricted cash provided by (used in) investing activities	(394,993)	16,766
Net cash and restricted cash provided by (used in) financing activities	379,729	(51,376)

Operating Activities

Cash flows used in operating activities of $8.0 million for the three months ended March 31, 2023 were primarily due to our net loss of $20.0 million, non-cash items including depreciation and amortization expenses of $29.3 million, stock-based compensation expense of $10.7 million, deferred tax benefit of $(68.7) million, amortization of contract cost assets of $2.3 million, change in fair value of contingent consideration of $8.6 million and change in our tax receivable liability of $66.2 million. Our operating cash outflows were affected by the timing of our customer and vendor payments primarily driven by cash receipts from certain customers of approximately $39.8 million and a reduction of our accrued compensation and employee benefits due to end of year bonus payments and severance of $31.4 million, offset in part by increases in accounts receivable from our acquisition of NIA of $28.1 million.

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

Investing Activities

Cash flows used in investing activities of $395.0 million in the three months ended March 31, 2023 were primarily attributable to $386.7 million paid for acquisitions and $9.1 million of investments in internal-use software and purchases of property and equipment.

Cash flows provided by investing activities of $16.8 million in the three months ended March 31, 2022 were primarily attributable to $23.0 million from the transfer of membership and release of Passport escrow offset, in part by, $8.5 million of investments in internal-use software and purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities of $379.7 million in the three months ended March 31, 2023, were primarily related to $256.3 million received from our Acquisition Facilities in connection with our Credit Agreement and $168.0 million from the issuance of preferred equity, offset in part, by $37.5 million of cash outflows related to the payment on our Revolving Facility, $3.7 million of preferred dividends paid on our Series A Preferred Stock and $12.6 million from taxes withheld for restricted stock unit vesting.

Cash flows used in financing activities of $51.4 million in the three months ended March 31, 2022 were primarily related to a $34.4 million decrease in net working capital balances held on behalf of our partners for claims processing services and $16.2 million from taxes withheld for restricted stock unit vesting.

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2023. Our estimated contractual obligations (in thousands) as of March 31, 2023, were as follows:

	2023	2024-2025	2026-2027	2028+	Total
Operating leases for facilities(1)	$6,086	$21,601	$18,909	$31,851	$78,447
Purchase obligations related to vendor contracts	8,206	3,907	1,466	—	13,579
Convertible notes interest payments	3,437	6,025	—	—	9,462
Convertible notes principal repayment	—	196,781	—	—	196,781
Contingent consideration	49,300	72,800	—	—	122,100
Total contractual obligations	$67,029	$301,114	$20,375	$31,851	$420,369
————————
(1)Operating leases for facilities includes $392 thousand and $1.1 million and $1.2 million of leases not yet commenced for the 2023, 2024-2025 and 2026-2027 time periods, respectively.

As of March 31, 2023, we had $415.0 million of aggregate principal amount in a secured term loan, $37.5 million of aggregate principal amount in a secured revolving credit facility. All Loans under the Credit Agreement will mature in 2029. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of a term loan, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of a revolving loan, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%.

Also, as of March 31, 2023, we had 175,000 shares of the Company’s newly created Cumulative Series A Convertible Preferred Shares. Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designations) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the three months ended March 31, 2023, accounts receivable, net, increased due primarily to the timing of cash receipts from certain customers combined with $28.1 million of receivables acquired as part of the IPG acquisition.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $34.5 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $21.4 million, collateral for letters of credit required as security deposits for facility leases of $2.1 million, amounts held with financial institutions for risk-sharing arrangements of $11.0 million as of March 31, 2023. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the three months ended March 31, 2023, prepaid insurance increased as a result of higher premiums and acquisition of NIA.

Goodwill and Intangible Assets

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. As part of our acquisition of NIA in January 2023 we added $404.0 million of intangible assets and $395.2 million of goodwill. As part of our acquisition of IPG in August 2022, we added $195.7 million of intangible assets and $296.6 million of goodwill. See “Part I - Item 1. Financial Statements - Note 4” for further details of the Company’s restricted cash balances.

Tax Receivable Agreement

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. Payments under the TRA are due within 100 days of filing the Company’s annual U.S. Federal income tax return. The Company has recorded a TRA liability of $112.1 million as of March 31, 2023. See “Part I - Item 1. Financial Statements - Note 15” for further details of the Company’s TRA.

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

Interest Rate Risk

As of March 31, 2023, the Company had cash and cash equivalents and restricted cash and restricted investments of $192.0 million, which consisted of bank deposits with FDIC participating banks of $190.3 million and bank deposits in international banks of $1.6 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of March 31, 2023, we had $196.8 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of March 31, 2023, we had $415.0 million of aggregate principal amount in a secured term loan, $37.5 million of aggregate principal amount in a secured revolving credit facility and $175.0 million of Series A Preferred Stock outstanding, all of which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the term loan, interest is calculated at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00%, (b) in the case of a revolving loan, interest is calculated at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00% and (c) in the case of the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $4.5 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation income (loss) of $0.1 million and $(0.1) million for the three months ended March 31, 2023 and 2022, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2023, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

On August 1, 2022 and January 20, 2023, we completed the acquisitions of IPG and NIA, respectively. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded IPG and NIA from our evaluation for the period ended March 31, 2023. We are in the process of integrating IPG and NIA into our system of internal control over financial reporting.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The discussion of legal proceedings included within “Part I – Item 1. Financial Statements and Supplementary Data - Note 10 - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). These risk factors are supplemented for the items described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Our business is subject to online security risks, and if we are unable to safeguard the security and privacy of confidential data, we may face significant liabilities and our reputation and business will be harmed.

Our services involve the collection, storage and analysis of confidential information, including intellectual property and personal information of employees, health providers and others, as well as protected health information of our partners’ patients. Because of the extreme sensitivity of this information, the security and privacy features of our computer, network, and communications systems infrastructure are very important. In certain cases, we provide such information to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security and privacy protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches and/or privacy incidents or to alleviate problems caused by security breaches and/or privacy incidents. Despite our implementation of security and privacy measures designed to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers, are vulnerable to threats. Furthermore, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, has heightened these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software including harmful malware and ransomware. Threat actors regularly attempt to gain access to our information and infrastructure through various techniques. These threats include cyber-attacks, the use of harmful malware or ransomware, security breaches, acts of vandalism or theft (including by employees), computer viruses, misplaced or lost data, programming and/or human errors, power outages, protected health information leakage from implementing third-party technology to process and share data, hardware failures or other similar events. To date we have not experienced a cybersecurity incident that has resulted in any material impact on our business, operations or financial results or on our ability to service our partners or run our business. However, past and future incidents, including if we are unable to effectively resolve breaches in a timely manner, could result in damage to the market perception of the effectiveness of our security and privacy measures and we could lose sales and partners, which could have a material adverse effect on our business, operations, and financial results. A cyber-attack that bypasses our, or our third-party providers’, security systems successfully could require us to expend significant resources to remediate any damage, and prevent future occurrences, interrupt our operations, damage our reputation and our relationship with our partners, expose us or other third parties to a risk of loss or misuse of confidential information, reduce demand for our products and services or subject us to significant liability through litigation as well as regulatory action.

Cyber-attacks continue to evolve in sophistication and volume and may remain undetected for an extended period. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently. We have seen, and will continue to see, industry-wide vulnerabilities, such as the Log4j vulnerability reported in December 2021, which have and could in the future affect our or other parties’ systems. We expect to continue to experience such vulnerabilities in the future.

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

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Recently, we have seen the abrupt failure of more than one regional bank. Although we did not experience any loss related to these failures, if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in our value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2023, we issued 8,474,576 shares of our Class A common stock in connection with the purchase of NIA. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) and Rule 506(b) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that the purchasers of shares of Class A common stock in the transaction were accredited investors. The Company did not engage in a general solicitation or advertising with regard to the issuance and contribution of the Class A common stock issued in connection with the transaction.

On February 1, 2023, we issued 849,715 shares of our Class A common stock in connection with a contingent consideration earn-out provision pursuant to the terms of an agreement between the Company and the previous owners of IPG. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) and Rule 506(b) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that the purchasers of shares of Class A common stock in the transaction were accredited investors. The Company did not engage in a general solicitation or advertising with regard to the issuance and contribution of the Class A common stock issued in connection with the transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EVOLENT HEALTH, INC.
Exhibit Index

2.1*
Amendment No. 1 to Stock and Asset Purchase Agreement dated January 20, 2023, by and among Evolent Health, Inc., Evolent Health LLC, and Magellan Health, Inc. which was filed as Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023, and incorporated herein by reference.

2.2*
Amendment No. 2 to Stock and Asset Purchase Agreement dated February 17, 2023, by and among Evolent Health, Inc., Evolent Health LLC, and Magellan Health, Inc. which was filed as Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023, and incorporated herein by reference.

3.1*
Certificate of Designation of Series A Convertible Preferred Stock of the Company, dated as of January 19, 2023, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.1*
Securities Purchase Agreement, dated as of January 20, 2023, by and among the Purchasers listed on Schedule I thereto and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.2*
Investors Rights Agreement, dated as of January 20, 2023, by and among the Purchasers listed on Schedule I thereto and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.3*
Registration Rights Agreement, dated as of January 20, 2023, by and among the Stockholders named in Schedule I thereto and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.4*
Registration Rights Agreement, dated as of January 20, 2023, by and between Magellan Health, Inc. and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.5*
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

10.6+	Amended and Restated Performance Stock Unit Award Agreement under the Evolent Health, Inc 2015 Omnibus Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL
————————
* The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.
+ Constitutes a management contract or other compensatory plan or arrangement.

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

Dated: May 3, 2023