Form 10-Q
period 2023-06-30
Evolent Health, Inc.
filed 2023-08-03
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 28, 2023, there were 113,244,482 shares of the registrant’s Class A common stock outstanding.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “aim,” “predict,” “potential,” “continue,” “plan,” “project,” “will,” “should,” “shall,” “may,” “might” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to our ability to grow our impact significantly throughout this year and beyond, future actions, trends in our businesses, prospective services, new partner additions/expansions, the adoption and launch of a unified brand, our guidance and business outlook and future performance or financial results, and the closing of pending transactions and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,530	$188,200
Restricted cash and restricted investments	47,477	14,492
Accounts receivable, net (1)	345,276	254,684
Prepaid expenses and other current assets (1)	41,416	20,678
Total current assets	576,699	478,054
Restricted cash and restricted investments	17,592	12,466
Investments in equity method investees	4,254	4,475
Property and equipment, net	83,524	87,874
Right-of-use assets - operating	27,472	49,027
Prepaid expenses and other noncurrent assets (1)	3,163	2,378
Contract cost assets	14,648	17,461
Intangible assets, net	801,923	442,784
Goodwill	1,117,556	722,774
Total assets	$2,646,831	$1,817,293
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$76,953	$57,174
Accrued liabilities (1)	166,676	111,198
Operating lease liability - current	6,218	7,122
Accrued compensation and employee benefits	38,290	52,460
Deferred revenue	6,950	5,758
Reserve for claims and performance - based arrangements (1)	245,811	199,730
Total current liabilities	540,898	433,442
Long-term debt, net	633,013	412,986
Other long-term liabilities	4,273	4,744
Tax receivable agreement liability	112,134	45,950
Operating lease liabilities - noncurrent	56,576	56,010
Deferred tax liabilities, net	33,889	4,744
Total liabilities	1,380,783	957,876

Commitments and Contingencies (See Note 10)

Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 and 0 shares issued, respectively	172,829	—

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 113,082,503 and 101,500,558 shares issued, respectively	1,131	1,015
Additional paid-in-capital	1,774,784	1,486,857
Accumulated other comprehensive loss	(1,114)	(1,178)

Retained earnings (accumulated deficit)	(660,459)	(606,154)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	1,093,219	859,417
Total liabilities, mezzanine equity and shareholders' equity	$2,646,831	$1,817,293
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue(1)	$469,136	$319,939	$896,826	$616,996
Expenses
Cost of revenue (1)	351,938	249,705	662,413	469,444
Selling, general and administrative expenses (1)	90,389	58,955	180,115	117,887
Depreciation and amortization expenses	32,134	15,112	61,409	30,218
Right-of-use assets impairment	24,065	—	24,065	—
Change in fair value of contingent consideration	(7,822)	800	747	6,878
Total operating expenses	490,704	324,572	928,749	624,427
Operating loss	(21,568)	(4,633)	(31,923)	(7,431)
Interest income	604	223	1,664	340
Interest expense	(14,458)	(2,148)	(27,353)	(4,389)
Gain from equity method investees	155	1,952	578	2,548
Change in tax receivable agreement liability	—	—	(66,184)	—
Other income (expense), net	(26)	297	(246)	475
Loss before income taxes	(35,293)	(4,309)	(123,464)	(8,457)
Provision for (benefit from) income taxes	(970)	(184)	(69,159)	1,018
Loss from continuing operations	(34,323)	(4,125)	(54,305)	(9,475)
Loss from discontinued operations, net of tax (2)	—	(463)	—	(463)
Loss before preferred dividends and accretion of Series A Preferred Stock	(34,323)	(4,588)	(54,305)	(9,938)
Dividends and accretion of Series A Preferred Stock	(7,088)	—	(13,364)	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(41,411)	$(4,588)	$(67,669)	$(9,938)

Loss per common share
Basic and diluted:
Continuing operations	$(0.37)	$(0.05)	$(0.62)	$(0.11)
Discontinued operations	—	—	—	—
Basic and diluted	$(0.37)	$(0.05)	$(0.62)	$(0.11)

Weighted-average common shares outstanding
Basic and diluted	111,278	90,071	109,540	89,792

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(41,411)	$(4,588)	$(67,669)	$(9,938)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	8	(288)	64	(420)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(41,403)	$(4,876)	$(67,605)	$(10,358)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $(0.5) million loss on disposal for the three and six months ended June 30, 2022.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended June 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	175	$170,625	112,552	$1,125	$1,768,999	$(1,122)	$(626,136)	$(21,123)	$1,121,743

Stock-based compensation expense	—	—	—	—	8,966	—	—	—	8,966
Exercise of stock options	—	—	446	5	3,068	—	—	—	3,073
Restricted stock units vested, net of shares withheld for taxes	—	—	58	—	(138)	—	—	—	(138)
Class A common stock issued for payment of earn-outs	—	—	27	1	977	—	—	—	978
Foreign currency translation adjustment	—	—	—	—	—	8	—	—	8
Net loss attributable to common shareholders of Evolent Health, Inc.	—	2,204	—	—	(7,088)	—	(34,323)	—	(41,411)

Balance as of June 30, 2023	175	$172,829	113,083	$1,131	$1,774,784	$(1,114)	$(660,459)	$(21,123)	$1,093,219

	For the Three Months Ended June 30, 2022
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	—	91,588	$916	$1,224,250	$(494)	$(592,340)	$(21,123)	$611,209

Stock-based compensation expense	—	—	—	—	7,011	—	—	—	7,011
Restricted stock units vested, net of shares withheld for taxes	—	—	69	—	(256)	—	—	—	(256)
Foreign currency translation adjustment	—	—	—	—	—	(288)	—	—	(288)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(4,588)	—	(4,588)

Balance as of June 30, 2022	—	$—	91,657	$916	$1,231,005	$(782)	$(596,928)	$(21,123)	$613,088
See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	101,501	$1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417

Stock-based compensation expense	—	—	—	—	19,676	—	—	—	19,676
Exercise of stock options	—	—	776	8	4,646	—	—	—	4,654
Restricted stock units vested, net of shares withheld for taxes	—	—	492	4	(8,774)	—	—	—	(8,770)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	760	8	(8)	—	—	—	—
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payment of earn-outs	—	—	877	9	28,542	—	—	—	28,551
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	64	—	—	64
Net loss attributable to common shareholders of Evolent Health, Inc.	—	4,829	—	—	(13,364)	—	(54,305)	—	(67,669)

Balance as of June 30, 2023	175	$172,829	113,083	$1,131	$1,774,784	$(1,114)	$(660,459)	$(21,123)	$1,093,219

	For the Six Months Ended June 30, 2022
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	—	90,759	$908	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633

Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	—	—	12,358	—	—	—	12,358
Exercise of stock options	—	—	37	—	309	—	—	—	309
Restricted stock units vested, net of shares withheld for taxes	—	—	403	4	(5,243)	—	—	—	(5,239)
Leveraged stock units vested, net of shares withheld for taxes	—	—	458	4	(11,236)	—	—	—	(11,232)
Foreign currency translation adjustment	—	—	—	—	—	(420)	—	—	(420)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(9,938)	—	(9,938)

Balance as of June 30, 2022	—	$—	91,657	$916	$1,231,005	$(782)	$(596,928)	$(21,123)	$613,088
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows Used In Operating Activities
Net loss before dividends declared and accretion of Series A preferred stock	$(54,305)	$(9,938)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration	747	6,878
Loss on discontinued operations	—	463
Gain from equity method investees	(578)	(2,548)
Depreciation and amortization expenses	61,409	30,218
Stock-based compensation expense	19,676	12,358
Deferred tax provision (benefit)	(71,019)	472
Amortization of contract cost assets	5,672	13,186
Amortization of deferred financing costs	1,915	1,079
Right-of-use asset impairment	24,065	—
Change in tax receivable agreement liability	66,184	—
Right-of-use operating assets	1,147	(669)
Operating lease liabilities	(338)	179
Other current operating cash outflows, net	20	692
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(63,137)	13,042
Prepaid expenses and other current and non-current assets	(21,142)	(8,453)
Contract cost assets	(2,859)	(3,284)
Accounts payable	(12,732)	(823)
Accrued liabilities	11,944	(24,826)
Accrued compensation and employee benefits	(20,643)	(22,379)
Deferred revenue	1,050	(3,233)
Reserve for claims and performance-based arrangements	46,081	(45,334)
Other long-term liabilities	(477)	(858)
Net cash and restricted cash used in operating activities	(7,320)	(43,778)
Cash Flows Provided by (Used In) Investing Activities
Cash paid for asset acquisitions and business combinations	(388,246)	(9,070)
Proceeds from transfer of membership and release of Passport escrow	—	22,969
Return of equity method investments	799	4,175
Investments in internal-use software and purchases of property and equipment	(15,900)	(17,744)
Net cash and restricted cash provided by (used in) investing activities	(403,347)	330
Cash Flows Provided by (Used In) Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	33,122	360
Proceeds from stock option exercises	4,654	309
Proceeds from issuance of long-term debt, net of offering costs	256,063	—
Repayment of long-term debt	(37,500)	—
Distributions to Sponsors	—	(14,884)
Proceeds from issuance of preferred stock, net of offering costs	168,000	—
Payment of preferred dividends	(8,535)	—
Taxes withheld and paid for vesting of equity awards	(12,745)	(16,471)
Net cash and restricted cash provided by (used in) financing activities	403,059	(30,686)
Effect of exchange rate on cash and cash equivalents and restricted cash	49	(375)
See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	2023	2022
Net decrease in cash and cash equivalents and restricted cash	(7,559)	(74,509)
Cash and cash equivalents and restricted cash as of beginning-of-period	215,158	354,942
Cash and cash equivalents and restricted cash as of end-of-period	$207,599	$280,433

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

As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $142.5 million. The Company believes it has sufficient liquidity for at least the next twelve months as of the date the financial statements were available to be issued.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	June 30, 2023	December 31, 2022
Collateral for letters of credit for facility leases (1)	$2,132	$2,269
Collateral with financial institutions (2)	16,038	10,912
Claims processing services (3)	46,899	13,777
Total restricted cash and restricted investments	$65,069	$26,958

Current restricted cash	$47,477	$14,492
Total current restricted cash and restricted investments	$47,477	$14,492

Non-current restricted cash	$17,592	$12,466
Total non-current restricted cash and restricted investments	$17,592	$12,466
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2023	2022
Cash and cash equivalents	$142,530	$193,070
Restricted cash and restricted investments	65,069	87,363
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$207,599	$280,433

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

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we re-evaluated the useful lives of our intangible assets and accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of both June 30, 2023 and December 31, 2022, approximately 47% of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of June 30, 2023, approximately 24% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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

The Company reviews long-lived assets, which include operating lease right-of-use asset assets, for impairment when facts or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value. Fair values are determined based on quoted market values, discounted cash flows and external market data, as applicable.

During the three months ended June 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations.

Refer to Note 11 for additional lease disclosures.

Revenue Recognition

Our revenue contracts are typically multi-year arrangements with customers to provide solutions designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of January 20, 2023, as follows (in thousands):

Purchase consideration:
Cash	$387,823
Fair value of Class A common stock issued	261,271
Fair value of contingent consideration	66,600
Total consideration	$715,694

Tangible assets acquired:
Accounts receivable	$28,065
Prepaid expenses and other current assets	675
Total tangible assets acquired	28,740

Identifiable intangible assets acquired:
Customer relationships	345,100
Technology	50,700
Corporate trade name	8,200
Total identifiable intangible assets acquired	404,000

Liabilities assumed:
Accrued liabilities	5,409
Accrued compensation and employee benefits	6,173
Deferred tax liabilities, net	100,486
Deferred revenue	142
Total liabilities assumed	112,210

Goodwill (1)	395,164
Net assets acquired	$715,694
————————
(1)Goodwill acquired does not include $(0.4) million of measurement period adjustments. See Note 8 for additional information.

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years, 5 years, and 2 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of proprietary software that supports NIA’s core business applications and specialty business. The corporate trade name reflects the value that we believe the NIA brand name carries in the market. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a discrete tax benefit of $56.1 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2023, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.
The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. As of June 30, 2023, we had not finalized the determination of fair values allocated to the acquired intangible assets and deferred tax liability. Any necessary adjustments will be finalized within one year from the date of acquisition.

We have included the financial results of NIA in our consolidated financial statements from January 20, 2023. The consolidated statements of operations and comprehensive income (loss) include $107.4 million of revenues and $(2.8) million of net loss attributable to NIA for the six months ended June 30, 2023.

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

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. As of June 30, 2023, we had not finalized the determination of fair values allocated to the deferred tax liability. Any necessary adjustments will be finalized within one year from the date of acquisition.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$386,308	$908,251	$749,135

Net loss attributable to common shareholders of Evolent Health, Inc.	—	(28,371)	(59,268)	(27,207)

Pro forma financial information has not been presented for the IPG acquisition as the impact to the Company’s interim consolidated financial statements was not material.

Note 5. Revenue Recognition

Our revenue contracts are typically multi-year arrangements with customers to provide solutions designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by end-market and product type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Medicaid	$209,318	$141,502	$392,352	$279,303
Medicare	138,700	111,392	266,369	208,492
Commercial and other	121,118	67,045	238,105	129,201
Total	$469,136	$319,939	$896,826	$616,996

Performance Suite	$276,576	$208,085	$516,449	$379,249
Specialty Technology and Services Suite	77,052	12,874	142,368	26,454
Administrative Services	77,754	92,357	160,821	199,216
Cases	37,754	6,623	77,188	12,077
Total	$469,136	$319,939	$896,826	$616,996
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $33.9 million of transaction price to performance obligations that are unsatisfied as of June 30, 2023. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 62%, 91% and 100% of these remaining performance obligations by December 31, 2023, 2024 and 2025, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Short-term receivables (1)	$344,781	$246,209
Short-term deferred revenue	6,950	5,758
Long-term deferred revenue	1,853	2,533
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the six months ended June 30, 2023, are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$8,291
Reclassification to revenue, as a result of performance obligations satisfied	(4,722)
Cash received in advance of satisfaction of performance obligations	5,234
Balance as of end of period	$8,803

The amount of revenue, excluding customer discounts of $1.4 million and $2.9 million for the three and six months ended June 30, 2023, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $18.0 million and $22.8 million for the three and six months ended June 30, 2023, respectively, due primarily to net gain share as well as changes in other estimates.

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in a previous period was $19.5 million and $46.1 million for the three and six months ended June 30, 2022, respectively.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2023 and 2022, the Company had $3.0 million and $3.8 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and $0.3 million and $1.7 million for the three and six months ended June 30, 2022, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2023 and 2022, the Company had $11.6 million and $18.9 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $3.0 million and $5.0 million for the three and six months ended June 30, 2023, respectively, and $1.2 million and $11.5 million for the three and six months ended June 30, 2022, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we did not observe notable increases in delinquencies during the three months ended June 30, 2023.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of June 30, 2023, 70% were current, 20% were past due less than 60 days, with 28% past due less than 120 days and at December 31, 2022, 67% was current, 21% was past due less than 60 days, with 29% past due less than 120 days. As of June 30, 2023 and December 31, 2022, in total we reported on the consolidated balance sheet $366.2 million and $269.1 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other current assets, net of allowances of $12.9 million and $10.2 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Balance as of beginning of period	$(10,180)	$(3,374)
NIA acquisition	(240)	—
Provision for credit losses	(4,390)	322
Charge-offs	1,898	—
Balance as of end of period	$(12,912)	$(3,052)

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	June 30, 2023	December 31, 2022
Computer hardware	$31,139	$30,092
Furniture and equipment	3,968	4,214
Internal-use software development costs	203,817	189,119
Leasehold improvements	11,214	14,926
Total property and equipment	250,138	238,351
Accumulated depreciation and amortization expenses	(166,614)	(150,477)
Total property and equipment, net	$83,524	$87,874

The Company capitalized $5.7 million and $13.8 million for the three and six months ended June 30, 2023, respectively, and $7.1 million and $13.5 million for the three and six months ended June 30, 2022, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $74.1 million and $73.7 million as of June 30, 2023 and December 31, 2022, respectively.

Depreciation expense related to property and equipment was $8.2 million and $16.3 million for the three and six months ended June 30, 2023, respectively, and $7.8 million and $15.4 million for the three and six months ended June 30, 2022, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.8 million and $13.5 million for the three and six months ended June 30, 2023, respectively and $6.5 million and $13.2 million for the three and six months ended June 30, 2022, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the six months ended June 30, 2023. We will perform our annual impairment test as of October 31, 2023.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

Balance as of December 31, 2022(1)	$722,774
Goodwill acquired(2)	395,164
Measurement period adjustment	(391)
Foreign currency translation	9
Balance as of June 30, 2023	$1,117,556

Balance as of December 31, 2021(1)	$426,297
Foreign currency translation	(69)
Balance as of June 30, 2022	$426,228
————————
(1)Net of cumulative inception to date impairment of $575.5 million as of December 31, 2022 and 2021.
(2)Goodwill acquired from the addition of NIA in January 2023.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	June 30, 2023				December 31, 2022
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	1.5	$51,965	$23,665	$28,300	12.7	$43,600	$11,726	$31,874
Customer relationships	14.9	810,119	115,584	694,535	15.8	465,019	92,760	372,259
Technology	3.3	162,522	88,105	74,417	2.7	111,822	80,255	31,567
Below market lease, net	0.0	1,218	1,218	—	0.3	1,218	1,151	67
Provider network contracts	0.8	18,861	14,191	4,670	1.3	18,851	11,834	7,017
Total intangible assets, net		$1,044,685	$242,763	$801,922		$640,510	$197,726	$442,784

Amortization expense related to intangible assets was $24.0 million and $45.1 million for the three and six months ended June 30, 2023, respectively, and $7.3 million and $14.8 million for the three and six months ended June 30, 2022, respectively.

Future estimated amortization of intangible assets (in thousands) as of June 30, 2023, is as follows:

2023	$46,010
2024	87,529
2025	63,641
2026	63,293
2027	60,552
Thereafter	480,897
Total future amortization of intangible assets	$801,922

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and six months ended June 30, 2023, that would require an impairment test for our intangible assets.

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

The interest rate for the Loans is calculated, at the option of the Borrowers, (a) in the case of the Term Loan Facility, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of the Revolving Facility, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date. The Company recorded $12.6 million and $23.7 million in interest expense related to our Credit Agreement for the three and six months ended June 30, 2023, respectively.

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

The Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Loans. We incurred $14.4 million of debt issuance costs in connection with the Loans, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the Credit Agreement. The Company recorded $0.7 million and $1.2 million in interest expense related to the amortization of the debt discount and the issuance costs for the three and six months ended June 30, 2023, respectively.

During the six months ended June 30, 2023, the Company repaid $37.5 million under the Revolving Facility. As of June 30, 2023, there is $415.0 million outstanding under the Term Loan Facility and $37.5 million outstanding under the Revolving Facility.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively and $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $38.1 million decrease in additional paid-in capital and a $1.3 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and an $11.7 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2024 Notes. These adjustments resulted in an increase of $25.1 million to the debt component of the 2024 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2024 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $46.2 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The Company recorded interest expense of $0.7 million and $1.3 million for the three and six months ended June 30, 2023 and 2022, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $71.8 million decrease in additional paid-in capital and a $2.5 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and a $28.1 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2025 Notes. These adjustments resulted in an increase of $41.3 million to the debt component of the 2025 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2025 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, and 2022, respectively.

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

Convertible Senior Notes Carrying Value

The 2024 Notes and 2025 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of June 30, 2023. However, the 2024 Notes and 2025 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes and 2025 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
2024 Notes
Carrying value	$24,018	$23,925
Unamortized debt discount and issuance costs	263	356
Principal amount	$24,281	$24,281
Remaining amortization period (years)	1.4	1.9
Fair value(1)	$38,000	$38,000

2025 Notes
Carrying value	$169,527	$168,885
Unamortized debt discount and issuance costs	2,973	3,615
Principal amount	$172,500	$172,500
Remaining amortization period (years)	2.3	2.8
Fair value(1)	$192,445	$185,546
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date. The 2024 Notes have not been traded since December 31, 2022.

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of both June 30, 2023 and December 31, 2022, the Company was party to irrevocable standby letters of credit with a bank for $18.2 million and $13.1 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $18.2 million and $13.1 million, respectively, in restricted cash and restricted investments as collateral as of June 30, 2023 and December 31, 2022, respectively. The letters of credit have current expiration dates between November 2023 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three and six months ended June 30, 2023, respectively.

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021 and 2022. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of June 30, 2023, no amounts have been funded under this guarantee.

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

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the six months ended June 30, 2023, resulting in a total TRA liability of $112.1 million as of June 30, 2023.

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

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (“Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs filed a motion to dismiss the case without prejudice, which was granted by the Delaware Chancery Court on January 5, 2023. On April 6, 2023, a shareholder of the Company sent a letter to the Company’s Board requesting that the Company’s Board, among other things, investigate alleged wrongdoing and commence litigation for breach of fiduciary duty against the individuals named as defendants in the Derivative Action. The Company’s Board has not arrived at a final determination of what action, if any, should be taken and cannot currently estimate the loss or the range of possible losses it may experience in connection with this request.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2023, approximately 99.2% of our $207.6 million of cash and cash equivalents, restricted cash and restricted investments were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 0.8% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	June 30, 2023	December 31, 2022
Cook County Health and Hospitals System	35.4%	42.5%
Molina Healthcare	20.2%	12.0%
Bright Health Management, Inc.	*	11.3%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cook County Health and Hospitals Systems	17.6%	24.1%	17.4%	24.0%
Centene Corporation	10.3%	*	*	*
Florida Blue Medicare, Inc.	11.1%	11.7%	11.5%	11.8%
Molina Healthcare	16.4%	*	14.9%	*
Blue Cross and Blue Shield of North Carolina	*	10.2%	*	*
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

In connection with various lease agreements, the Company is required to maintain $2.1 million and $2.3 million in letters of credit as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company held $2.1 million and $2.3 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

Right-of-Use Asset Impairment

During the three months ended June 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations.

The following table summarizes our primary office leases as of June 30, 2023 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	8.6	$28,960	$1,579
Edison, NJ	2.8	1,495	222
Makati City, Philippines	4.9	3,397	—
Alpharetta, GA	2.3	1,066	—
Pune, India	4.8	2,765	—
Brea, CA	3.9	3,777	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$(1,727)	$2,231	$213	$4,505
Variable lease cost	1,565	1,171	3,121	2,497
Total lease cost	$(162)	$3,402	$3,334	$7,002

Maturity of lease liabilities (in thousands) as of June 30, 2023, is as follows:

Operating lease expense
2023	$4,444
2024	11,610
2025	11,285
2026	10,291
2027	10,044
Thereafter	32,161
Total lease payments	79,835
Less:
Interest	17,041
Present value of lease liabilities	$62,794

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

June 30, 2023
Weighted average discount rate	6.71%
Weighted average remaining lease term	7.5

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

During the three and six months ended June 30, 2023, the Company paid dividends of $4.9 million, or $27.91 per share of Series A Preferred Stock and $8.5 million, or $48.77 per share of Series A Preferred Stock. The Company accreted $2.2 million and $4.8 million of deferred issuance costs in additional paid-in-capital on the consolidated balance sheets for the three and six months ended June 30, 2023, respectively.

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders of Evolent Health, Inc.	$(41,411)	$(4,588)	$(67,669)	$(9,938)

Weighted-average common shares outstanding - basic and diluted	111,278	90,071	109,540	89,792

Loss per common share
Basic and diluted	$(0.37)	$(0.05)	$(0.62)	$(0.11)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,073	1,642	1,505	1,817
Stock options	976	1,852	1,106	1,807
Series A Preferred Stock	4,375	—	4,375	—
Convertible senior notes	6,188	11,582	6,188	11,582
Total	12,612	15,076	13,174	15,206

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our interim consolidated financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Award Type
Stock options	$14	$91	$74	$253
RSUs	6,903	4,647	14,392	7,948
LSUs	77	382	361	1,157
PSUs	1,972	1,892	4,849	3,000
Total compensation expense by award type	$8,966	$7,012	$19,676	$12,358

Line Item
Cost of revenue	$42	$1,162	$1,582	$1,962
Selling, general and administrative expenses	8,924	5,850	18,094	10,396
Total compensation expense by financial statement line item	$8,966	$7,012	$19,676	$12,358

No stock-based compensation was capitalized as software development costs during the three and six months ended June 30, 2023 and 2022, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	57	63	1,053	980
PSUs	8	—	432	479

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

An income tax provision (benefit) of $(1.0) million and $(69.2) million was recognized for the three and six months ended June 30, 2023, respectively, which resulted in effective tax rates of 2.7% and 56.0%, respectively. An income tax provision (benefit) of $(0.2) million and $1.0 million for the three and six months ended June 30, 2022, respectively, which resulted in effective tax rates of 3.9% and (11.4)%, respectively. The income tax benefit recorded during the six months ended June 30, 2023, primarily relates to the $56.1 million reduction in the valuation allowance resulting from deferred tax liabilities established as part of the NIA acquisition accounting. The income tax expense recorded during the three and six months ended June 30, 2022, primarily related to state and foreign taxes.

As of June 30, 2023, the Company had unrecognized tax benefits of $1.6 million that, if recognized, would affect the overall effective tax rate. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of June 30, 2023 and December 31, 2022, the Company’s economic interests in its equity method investments ranged between 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 40%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $0.2 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $2.0 million and $2.5 million for the three and six months ended June 30, 2022, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $4.6 million and $9.4 million for the three and six months ended June 30, 2023, respectively, and $3.9 million and $7.5 million for the three and six months ended June 30, 2022, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$113,300	$113,300
Total fair value of liabilities measured on a recurring basis	$—	$—	$113,300	$113,300

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$78,000	$78,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$78,000	$78,000
————————
(1) Represents the fair value of earn-out consideration related to the IPG and NIA transactions as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three and six months ended June 30, 2023, and 2022, respectively.

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

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Balance as of beginning of period	$78,000	$28,700
Additions	66,600	—
Settlements	(32,047)	—
Total (gain) loss, net	747	4,700
Balance as of end of period	$113,300	$33,400

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

June 30, 2023
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$113,300	Real options approach	Risk-neutral expected earnout consideration	$113,300
			Weighted average discount rate	8.50% - 13.98%

December 31, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$78,000	Real options approach	Risk-neutral expected earnout consideration	$77,946
			Weighted average discount rate	9.85% - 10.01%

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	June 30, 2023	December 31, 2022
Assets
Accounts receivable, net	$7,326	$8,787
Prepaid expenses and other current assets	43	—

Liabilities
Accounts payable	$—	$27
Accrued liabilities	—	192

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$39,486	$42,810	$94,207	$74,874

Expenses
Cost of revenue	32,076	36,684	79,582	63,145
Selling, general and administrative expenses	997	236	1,239	302

Note 19. Repositioning and Other Changes

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals.

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth. These initiatives include making organizational changes across the business that resulted in severance, terminated benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods.

The Company anticipates total repositioning charges of approximately $25.3 million which will be recorded in selling, general and administrative expenses on the consolidated statement of operations. The repositioning program is anticipated to be substantially complete by the first half of 2024.

The following table provides a summary of our total costs associated with the Repositioning Plan for the three and six months ended June 30, 2023, by major type of cost (in thousands):

	Incurred		Total Amount Expected to be Incurred in the Repositioning Plan
	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Severance and termination benefits	$4,737	$4,737	$7,300
Dedicated employee costs	1,737	1,737	7,725
Professional services	4,787	4,787	10,300
Total	$11,261	$11,261	$25,325

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$199,730	$171,294
Incurred health care costs:
Current year to date period	385,459	246,955
Prior year to date period	(26,474)	22,438
Total claims incurred	358,985	269,393
Claims paid related to:
Current year to date period	(179,472)	(201,508)
Prior year to date period	(133,432)	(101,145)
Total claims paid	(312,904)	(302,653)
Other adjustments (1)	—	(12,074)
Balance, end of period	$245,811	$125,960
————————
(1) Other adjustments to reserves for claims and performance-based arrangements reflect changes in accrual for amounts payable to facilities and amounts owed to our payer partners for claims paid on our behalf.

Note 21. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$24	$1,118
Increase/decrease to goodwill from measurement period adjustments/business combinations	(391)	—
Class A common stock issued in connection with business combinations	261,271	—
Effects of Leases
Operating cash flows from operating leases	6,532	7,010
Leased assets disposed of (obtained in) exchange for operating lease liabilities	1,941	4,153

Note 22. Subsequent Events

The Company issued a notice of redemption to the holders of its outstanding 2024 Notes on August 2, 2023, pursuant to which it will redeem the outstanding Notes for cash at a price of 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, on October 13, 2023 (the “Redemption Date”). Prior to the Redemption Date, the holders of the 2024 Notes are entitled to convert to shares of the Company’s Class A Common Stock, par value $0.01 per share (the “Common Stock”) at a rate of 54.8667 shares per $1,000 principal amount of 2024 Notes. In the event any holder delivers a conversion notice as provided in that certain Indenture dated as of August 19, 2020 (the “Indenture”) related to the 2024 Notes, the Company intends to satisfy its conversion obligation with respect to each $1,000 principal amount of 2024 Notes tendered by Physical Settlement (as defined in the Indenture). In the event such conversion would result in a fractional share of Common Stock, an amount in lieu of the fractional share based on the Daily VWAP (as defined in the Indenture) of the Common Stock on the conversion date will be paid in cash by the Company as provided in the Indenture. As of August 2, 2023, $24.3 million aggregate principal amount of the 2024 Notes is outstanding. The Company intends to fund the aggregate redemption price using cash on hand.

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

Recent Events

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the six months ended June 30, 2023. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cook County Health and Hospitals Systems	17.6%	24.1%	17.4%	24.0%
Centene Corporation	10.3%	*	*	*
Florida Blue Medicare, Inc.	11.1%	11.7%	11.5%	11.8%
Molina Healthcare	16.4%	*	14.9%	*
Blue Cross and Blue Shield of North Carolina	*	10.2%	*	*
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

Repositioning Costs

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth. These initiatives include making organizational changes across the business that resulted in severance, terminated benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods.

The Company anticipates total charges of approximately $25.3 million which will be recorded in selling, general and administrative expenses on the consolidated statement of operations. The repositioning program is anticipated to be substantially complete by the first half of 2024.

The following table provides a summary of our total costs associated with the Repositioning Plan for the three and six months ended June 30, 2023, by major type of cost (in thousands):

	Incurred		Total Amount Expected to be Incurred in the Repositioning Plan
	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Severance and termination benefits	$4,737	$4,737	$7,300
Integration costs	1,737	1,737	7,725
Third party professional services	4,787	4,787	10,300
Total	$11,261	$11,261	$25,325

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the six months ended June 30, 2023. We will perform our annual impairment test as of October 31, 2023.

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

Key Components of our Results of Operations

Revenue

Our revenue contracts are typically multi-year arrangements with customers to provide solutions designed to lower the medical expenses of our partners and include our total cost of care and specialty care management services, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of customers. Costs consist primarily of claims expense, employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements.

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

Lives on Platform and PMPM Fees

Performance Suite Lives on Platform are calculated by summing monthly members covered for specialty care services for contracts not under ASO arrangements, plus members managed by Evolent Care Partners in risk arrangements and divided by the number of months in the period. Specialty Technology and Services Suite Lives on Platform are calculated by summing monthly members covered for oncology, cardiology, musculoskeletal, advanced imaging and other diagnostics specialty care services for contracts under ASO arrangements divided by the number of months in the period. Administrative Services Lives on Platform are calculated by summing monthly members covered for administrative services implementation and core performance services divided by the number of months in the period. Cases are calculated by summing the number of individuals receiving services through our surgery management and advanced care planning programs in a given period. Members covered for more than one category are counted in each category.

Performance Suite Average PMPM fee is defined as revenue pertaining to our Performance Suite during the period reported divided by Performance Suite Lives on Platform for the period divided by the number of months in the period. Specialty Technology and Services Suite Average PMPM fee is defined as revenue pertaining to the Specialty Technology and Services Suite during the period reported divided by Specialty Technology and Services Suite Lives on Platform for the period divided by the number of months in the period. Administrative Services Average PMPM fee is defined as revenue pertaining to the Administrative Services during the period reported divided by the Administrative Services Lives on Platform for the period divided by the number of months in the period. Revenue per Case is calculated by the revenue pertaining to surgery management and advanced care planning programs divided by the number of cases for a given period.

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

Due to our change in segments during the first quarter of 2023, the Company changed its presentation of Lives on Platform to reflect the membership that corresponds to quarterly revenue. The Company recast periods prior to the first quarter of 2023 to reflect the current presentation of Lives on Platform, PMPM fees, Cases and Revenue per Case. The current Performance Suite maps to the prior disclosure of the Clinical Solutions Performance Suite. The current Specialty Technology and Services Suite maps to the prior disclosure of the Clinical Solutions New Century Health Technology and Services Suite. The current Administrative Services maps to the prior disclosure of Evolent Health Services segment. There has been no change in the presentation of Cases from prior period.

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended June 30, 2023		Change Over Prior Period		For the Six Months Ended June 30,		Change Over Prior Period
	2023	2022	$	%	2023	2022	$	%
Revenue	$469,136	$319,939	$149,197	46.6%	$896,826	$616,996	$279,830	45.4%

Expenses
Cost of revenue	351,938	249,705	102,233	40.9%	662,413	469,444	192,969	41.1%
Selling, general and administrative expenses	90,389	58,955	31,434	53.3%	180,115	117,887	62,228	52.8%
Depreciation and amortization expenses	32,134	15,112	17,022	112.6%	61,409	30,218	31,191	103.2%
Right-of-use assets impairment	24,065	—	24,065	—%	24,065	—	24,065	—%
Change in fair value of contingent consideration	(7,822)	800	(8,622)	(1,077.8)%	747	6,878	(6,131)	(89.1)%
Total operating expenses	490,704	324,572	166,132	51.2%	928,749	624,427	304,322	48.7%
Operating loss	$(21,568)	$(4,633)	$(16,935)	(365.5)%	$(31,923)	$(7,431)	$(24,492)	(329.6)%

Cost of revenue as a % of revenue	75.0%	78.0%			73.9%	76.1%
Selling, general and administrative expenses as a % of revenue	19.3%	18.4%			20.1%	19.1%

Comparison of the Results for Three Months Ended June 30, 2023 to 2022

Revenue

Total revenue increased by $149.2 million, or 46.6%, to $469.1 million for the three months ended June 30, 2023, as compared to 2022. This increase is primarily due to $90.6 million from our acquisitions of and launches of new integrated products with NIA and IPG and $58.6 million from the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Medicaid	$209,318	$141,502
Medicare	138,700	111,392
Commercial and other	121,118	67,045
Total	$469,136	$319,939

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended June 30, 2023 and 2022 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Performance Suite	3,810	2,132	$24.20	$32.53
Specialty Technology and Services Suite	72,954	15,134	0.35	0.28
Administrative Services	1,822	2,097	14.22	14.68
Cases	15	6	2,505	1,164

Average Unique Members	41,794	16,285

Cost of Revenue

Cost of revenue increased by $102.2 million, or 40.9%, to $351.9 million for the three months ended June 30, 2023, as compared to 2022, principally as a result of the growth in our revenue. The increase included approximately $52.4 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers, $30.4 million of higher personnel costs due to increased headcount from the acquisition of NIA and IPG, employee benefit, bonus accruals for employees and severance payments to former employees and $23.3 million of surgical management costs at IPG. These increases were offset in part by a decrease of $7.6 million in professional fees due primarily to lower costs incurred for contracts that went live during the quarter and third-party service fees for existing customers and third party staffing fees.

Approximately $42.0 thousand and $1.2 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the three months ended June 30, 2023, and 2022, respectively. Cost of revenue represented 75.0% and 78.0% of total revenue for the three months ended June 30, 2023, and 2022, respectively. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $31.4 million, or 53.3%, to $90.4 million for the three months ended June 30, 2023, as compared to 2022, principally as a result of the IPG and NIA acquisitions and employee costs across all business units. The increase was primarily driven by fees due under the NIA transfer services administration agreement of $22.2 million, $8.3 million of higher personnel costs due to increased headcount, employee benefit, bonus accruals for employees and severance payments to former employees, higher stock compensation of $3.1 million due to the achievement and change in projected achievement of certain performance measurements, severance costs and acquisition costs of $0.4 million, offset, in part by lower bad debt expense of $3.3 million.

Approximately $8.9 million and $5.9 million of total personnel costs were attributable to stock-based compensation expense for the three months ended June 30, 2023, and 2022, respectively. Acquisition and severance costs accounted for approximately $0.4 million and $3.4 million of total selling, general and administrative expenses for the three months ended June 30, 2023, and 2022, respectively. Selling, general and administrative expenses represented 19.3% and 18.4% of total revenue for the three months ended June 30, 2023, as compared to 2022, respectively. While our selling, general and administrative expenses are expected to grow as we integrate NIA operations and implement our repositioning plan, we expect them to decrease as a percentage of our total revenue over the long-term due to cost saving initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $17.0 million, or 112.6%, to $32.1 million for the three months ended June 30, 2023, as compared to 2022 due primarily to $14.6 million of amortization of intangible assets acquired through our acquisitions and $1.9 million of accelerated amortization of trade name intangibles due to our consolidation of trade names under Evolent. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Right-of-Use Asset Impairment

During the three months ended June 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations.

Change in Fair Value of Contingent Consideration

We recorded a gain on change in fair value of contingent consideration of $(7.8) million for the three months ended June 30, 2023, related to the liabilities acquired as a result of the acquisitions of NIA in January 2023 and IPG in August 2022, and $0.8 million for the three months ended June 30, 2022, related to liabilities acquired as a result of the acquisition of Vital Decisions. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Comparison of the Results for Six Months Ended June 30, 2023 to 2022

Revenue

Total revenue increased by $279.8 million, or 45.4%, to $896.8 million for the six months ended June 30, 2023, as compared to 2022. This increase is primarily due to $172.6 million from our acquisitions of and launches of new integrated products with NIA and IPG and $107.2 million from the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Medicaid	$392,352	$279,303
Medicare	266,369	208,492
Commercial and other	238,105	129,201
Total	$896,826	$616,996

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the six months ended June 30, 2023 and 2022 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Performance Suite	3,526	1,813	$24.41	$34.86
Specialty Technology and Services Suite	66,728	14,720	0.36	0.30
Administrative Services	1,840	2,075	14.57	16.00
Cases	30	11	2,530	1,111

Average Unique Members	41,531	15,704

Cost of Revenue

Cost of revenue increased by $193.0 million, or 41.1%, to $662.4 million for the six months ended June 30, 2023, as compared to 2022, principally as a result of the growth in our revenue. The increase included approximately $110.5 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers, $56.2 million of higher personnel costs due to increased headcount from our NIA and IPG acquisitions, employee benefit, bonus accruals for employees and severance payments to former employees and $48.8 million of surgical management costs at IPG. These increases were offset in part by a decrease of $15.6 million in professional fees due primarily to changes in gainshare/earnouts as well as the termination of external staffing contracts and a decrease of $6.5 million for the acceleration of amortization of contract costs for certain customers. Approximately $1.6 million and $2.0 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the six months ended June 30, 2023, and 2022, respectively. Cost of revenue represented 73.9% and 76.1% of total revenue for the six months ended June 30, 2023, and 2022, respectively. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $62.2 million, or 52.8%, to $180.1 million for the six months ended June 30, 2023, as compared to 2022, principally as a result of the IPG and NIA acquisitions and employee costs across all business units. The increase was primarily driven by the NIA TSA fee of $16.1 million, higher personnel fees due to increased headcount from the acquisition of NIA and expected benefit accruals to employees of $10.6 million, higher stock compensation of $7.7 million due to the achievement and change in projected achievement of certain performance measurements, higher bad debt expense of $1.2 million due to collection timing from our customers, technology services due to higher headcount of $1.6 million, $1.0 million of severance costs and acquisition costs of $11.7 million, offset, in part by lower leases and rental expenses from cost savings initiatives of $4.0 million.

Approximately $18.1 million and $10.4 million of total personnel costs were attributable to stock-based compensation expense for the six months ended June 30, 2023, and 2022, respectively. Acquisition and severance costs accounted for approximately $12.7 million and $3.9 million of total selling, general and administrative expenses for the six months ended June 30, 2023, and 2022, respectively. Selling, general and administrative expenses represented 20.1% and 19.1% of total revenue for the six months ended June 30, 2023, as compared to 2022, respectively. While our selling, general and administrative expenses are expected to grow as we integrate NIA operations and implement our repositioning plan, we expect them to decrease as a percentage of our total revenue over the long-term due to cost saving initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $31.2 million, or 103.2%, to $61.4 million for the six months ended June 30, 2023, as compared to 2022 due primarily to $27.6 million of amortization of intangible assets acquired through our acquisitions and $2.6 million of accelerated amortization of trade name intangibles due to our consolidation of trade names under Evolent. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Right-of-Use Asset Impairment

During the six months ended June 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $0.7 million for the six months ended June 30, 2023, related to the liabilities acquired as a result of the acquisitions of NIA in January 2023 and IPG in August 2022, and $6.9 million for the six months ended June 30, 2022, related to liabilities acquired as a result of the acquisition of Vital Decisions. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense is primarily attributable to our Credit Agreement with Ares Capital Corporation as well as the 2024 Notes and 2025 Convertible Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $14.5 million and $27.4 million for the three and six months ended June 30, 2023, respectively, and $2.1 million and $4.4 million for the three and six months ended June 30, 2022, respectively. The increase in interest expense is driven primarily by the interest expense incurred on our Loans, offset by a $1.6 million decrease on our 2024 Notes due to the exchange of notes in August 2022. We expect interest expense to increase during 2023, however, we are focused on deleveraging the balance sheet in the long-term thereby decreasing interest expense. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense.

Change in Tax Receivable Agreement Liability

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the six months ended June 30, 2023, resulting in a total TRA liability of $112.1 million as of June 30, 2023.

Provision for (Benefit from) Income Taxes

An income tax provision (benefit) of $(1.0) million and $(69.2) million was recognized for the three and six months ended June 30, 2023, respectively, which resulted in effective tax rates of 2.7% and 56.0%, respectively. An income tax provision (benefit) of $(0.2) million and $1.0 million for the three and six months ended June 30, 2022, respectively, which resulted in effective tax rates of 3.9% and (11.4)%, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported operating losses of $(31.9) million and $(7.4) million for the six months ended June 30, 2023, and 2022, respectively. Net cash and restricted cash used in operating activities was $(7.3) million and $(43.8) million for the six months ended June 30, 2023, and 2022, respectively.

As of June 30, 2023, the Company had $142.5 million of cash and cash equivalents and $65.1 million in restricted cash and restricted investments.

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

	For the Six Months Ended June 30,
	2023	2022
Net cash and restricted cash used in operating activities	$(7,320)	$(43,778)
Net cash and restricted cash provided by (used in) investing activities	(403,347)	330
Net cash and restricted cash provided by (used in) financing activities	403,059	(30,686)

Operating Activities

Cash flows used in operating activities of $7.3 million for the six months ended June 30, 2023 were primarily due to our net loss of $54.3 million, non-cash items including depreciation and amortization expenses of $61.4 million, stock-based compensation expense of $19.7 million, deferred tax benefit of $(71.0) million, impairment of the right-of-use asset connected to our Chicago, IL office lease of $24.1 million and change in our tax receivable liability of $66.2 million. Our operating cash outflows were affected by the timing of our customer and vendor payments primarily driven by lower cash receipts from certain customers of approximately $53.1 million and additional increases in accounts receivable from our acquisition of NIA of $40.4 million combined with a reduction of our accrued compensation and employee benefits due to end of year bonus payments and severance of $(20.6) million, offset in part by higher restricted cash held for claims processing services of $33.1 million.

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

Investing Activities

Cash flows used in investing activities of $403.3 million in the three months ended June 30, 2023 were primarily attributable to $388.2 million paid for acquisitions and $15.9 million of investments in internal-use software and purchases of property and equipment.

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

Financing Activities

Cash flows provided by financing activities of $403.1 million in the three months ended June 30, 2023, were primarily related to $256.1 million received from our Acquisition Facilities in connection with our Credit Agreement and $168.0 million from the issuance of preferred equity, offset in part, by $37.5 million of cash outflows related to the payment on our Revolving Facility, $8.5 million of preferred dividends paid on our Series A Preferred Stock and $12.7 million from withholding taxes paid in respect of vested restricted stock units that were net settled.

Cash flows used in financing activities of $30.7 million in the six months ended June 30, 2022 were primarily related to $16.5 million from withholding taxes paid in respect restricted stock units that were net settled.

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2023. Our estimated contractual obligations (in thousands) as of June 30, 2023, were as follows:

	2023	2024-2025	2026-2027	2028+	Total
Operating leases for facilities	$4,444	$22,895	$20,335	$32,161	$79,835
Purchase obligations related to vendor contracts	5,342	5,700	1,466	—	12,508
Convertible notes interest payments	1,606	5,175	—	—	6,781
Convertible notes principal repayment	24,281	172,500	—	—	196,781
Contingent consideration	43,300	70,000	—	—	113,300
Total contractual obligations	$78,973	$276,270	$21,801	$32,161	$409,205

As of June 30, 2023, we had $415.0 million of aggregate principal amount in a secured term loan, $37.5 million of aggregate principal amount in a secured revolving credit facility. All Loans under the Credit Agreement will mature in 2029. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of a term loan, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of a revolving loan, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%.

Also, as of June 30, 2023, we had 175,000 shares of the Company’s newly created Cumulative Series A Convertible Preferred Shares. Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designations) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the six months ended June 30, 2023, accounts receivable, net, increased due primarily to the timing of cash receipts from certain customers combined with $28.1 million of receivables acquired as part of the NIA acquisition.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $65.1 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $46.9 million, collateral for letters of credit required as security deposits for facility leases of $2.1 million, amounts held with financial institutions for risk-sharing arrangements of $16.0 million as of June 30, 2023. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the three and six months ended June 30, 2023, prepaid insurance increased as a result of higher premiums and acquisition of NIA.

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

Tax Receivables Agreement

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. Payments under the TRA are due within 100 days of filing the Company’s annual U.S. Federal income tax return. The Company has recorded a TRA liability of $112.1 million as of June 30, 2023. See “Part I - Item 1. Financial Statements - Note 15” for further details of the Company’s TRA.

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

Interest Rate Risk

As of June 30, 2023, the Company had cash and cash equivalents and restricted cash and restricted investments of $207.6 million, which consisted of bank deposits with FDIC participating banks of $205.9 million and bank deposits in international banks of $1.7 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2023, we had $196.8 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of June 30, 2023, we had $415.0 million of aggregate principal amount in a secured term loan, $37.5 million of aggregate principal amount in a secured revolving credit facility and $175.0 million of Series A Preferred Stock outstanding, all of which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the term loan, interest is calculated at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00%, (b) in the case of a revolving loan, interest is calculated at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00% and (c) in the case of the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $4.5 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation income (loss) of $8.0 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively, and $(0.3) million and $(0.4) million for the three and six months ended June 30, 2022, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2023, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

In addition, based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

On August 1, 2022 and January 20, 2023, we completed the acquisitions of IPG and NIA, respectively. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal controls over financial reporting, we excluded IPG and NIA from our evaluation for the period ended June 30, 2023. We are in the process of integrating IPG and NIA into our system of internal controls over financial reporting.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Although inherent limitations of internal controls will continue to be present, proper SOD controls and a whistle blower hotline are in place across the organization to minimize these limitations.

PART II

Item 1. Legal Proceedings

The discussion of legal proceedings included within “Part I – Item 1. Financial Statements - Note 10 - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Item 1.

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

Our specialty care management solutions derive a portion of their revenue from arrangements under which they assume responsibility for a portion of the total cost of treatments (for oncology, cardiology, radiology, musculoskeletal, physical medicine, and genetics patients) in exchange for a fixed fee. These are typically referred to as “performance-based contracts”. If the Company is unable to accurately underwrite the health care cost risk for New Century Health and NIA and control associated costs, for example due to changes in the delivery system; changes in utilization patterns, including post-pandemic as we may experience increased utilization due to higher demand for elective procedures that were not performed during the pandemic; changes in the number of members seeking treatment; unforeseen fluctuations in claims backlogs; unforeseen increases in the costs of the services; the occurrence of catastrophes; regulatory changes; and changes in benefit plan design, the Company’s profitability could decline. Moreover, costs of providing oncology, cardiology, radiology, musculoskeletal, physical medicine, genetics and other specialties are very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. When generic drugs are not available or there are shortages, this has increased and in the future may increase our costs, and has impacted and in the future may impact our profitability. Further, the competitive environment for our performance-based products, and customer demands or expectations as to margin levels could result in pricing pressures which could cause us to reduce our rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trend could result in a decrease of our profitability and operating margins.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2023, we issued 27,522 shares of our Class A common stock in connection with a contingent consideration earn-out provision pursuant to the terms of an agreement between the Company and The Accountable Care Organization, Ltd. The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) and Rule 506(b) of the Securities Act as a transaction by an issuer not involving a public offering. We determined that the purchasers of shares of Class A common stock in the transaction were accredited investors. The Company did not engage in a general solicitation or advertising with regard to the issuance and contribution of the Class A common stock issued in connection with the transaction.

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

Dated: August 2, 2023