Form 10-Q
period 2023-09-30
Evolent Health, Inc.
filed 2023-11-02
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 27, 2023, there were 114,959,689 shares of the registrant’s Class A common stock outstanding.

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
•risks relating to our ability to maintain profitability for our total cost of care and performance-based contracts and products, including capitation and risk-bearing contracts;
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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,536	$188,200
Restricted cash and restricted investments	23,208	14,492
Accounts receivable, net (1)	394,232	254,684
Prepaid expenses and other current assets (1)	36,822	20,678
Total current assets	638,798	478,054
Restricted cash and restricted investments	16,754	12,466
Investments in equity method investees	4,867	4,475
Property and equipment, net	79,902	87,874
Right-of-use assets - operating	17,406	49,027
Prepaid expenses and other noncurrent assets (1)	3,264	2,378
Contract cost assets	13,413	17,461
Intangible assets, net	777,668	442,784
Goodwill	1,117,543	722,774
Total assets	$2,669,615	$1,817,293
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$51,776	$57,174
Accrued liabilities (1)	193,961	111,198
Operating lease liability - current	12,966	7,122
Accrued compensation and employee benefits	50,095	52,460
Deferred revenue	5,763	5,758
Short-term debt, net	991	—
Reserve for claims and performance - based arrangements	299,742	199,730
Total current liabilities	615,294	433,442
Long-term debt, net	599,947	412,986
Other long-term liabilities	3,978	4,744
Tax receivables agreement liability	112,134	45,950
Operating lease liabilities - noncurrent	39,650	56,010
Deferred tax liabilities, net	26,913	4,744
Total liabilities	1,397,916	957,876

Commitments and Contingencies (See Note 10)

Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 and 0 shares issued, respectively	175,606	—

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 114,789,963 and 101,500,558 shares issued, respectively	1,148	1,015

Additional paid-in-capital	1,803,116	1,486,857
Accumulated other comprehensive loss	(1,265)	(1,178)
Retained earnings (accumulated deficit)	(685,783)	(606,154)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	1,096,093	859,417
Total liabilities, mezzanine equity and shareholders' equity	$2,669,615	$1,817,293
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue(1)	$511,015	$352,585	$1,407,841	$969,581
Expenses
Cost of revenue (1)	386,585	266,617	1,048,998	736,061
Selling, general and administrative expenses (1)	96,567	68,521	276,682	186,408
Depreciation and amortization expenses	32,404	17,196	93,813	47,414
Loss on disposal of assets	2,097	—	2,097	—
Right-of-use assets impairment	—	—	24,065	—
Change in fair value of contingent consideration	11,300	(12,700)	12,047	(5,822)
Total operating expenses	528,953	339,634	1,457,702	964,061
Operating income (loss)	(17,938)	12,951	(49,861)	5,520
Interest income	1,071	425	2,735	765
Interest expense	(14,614)	(4,754)	(41,967)	(9,143)
Gain from equity method investees	684	1,392	1,262	3,940
Loss on repayment on long-term debt, net	—	(10,192)	—	(10,192)
Change in tax receivables agreement liability	—	(42,870)	(66,184)	(42,870)
Other income (expense), net	(77)	(345)	(323)	130
Loss before income taxes	(30,874)	(43,393)	(154,338)	(51,850)
Benefit from income taxes	(5,550)	(45,516)	(74,709)	(44,498)
Income (loss) from continuing operations	(25,324)	2,123	(79,629)	(7,352)
Loss from discontinued operations, net of tax (2)	—	—	—	(463)
Income (loss) before preferred dividends and accretion of Series A Preferred Stock	(25,324)	2,123	(79,629)	(7,815)
Dividends and accretion of Series A Preferred Stock	(7,872)	—	(21,236)	—
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	$(33,196)	$2,123	$(100,865)	$(7,815)

Income (loss) per common share
Basic:
Continuing operations	$(0.30)	$0.02	$(0.91)	$(0.08)
Discontinued operations	—	—	—	(0.01)
Basic income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$(0.30)	$0.02	$(0.91)	$(0.09)
Diluted:
Continuing operations	$(0.30)	$0.02	$(0.91)	$(0.08)
Discontinued operations	—	—	—	(0.01)
Diluted income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$(0.30)	$0.02	$(0.91)	$(0.09)

Weighted-average common shares outstanding
Basic	112,282	95,286	110,464	91,643
Diluted	112,282	99,308	110,464	91,643

Comprehensive income (loss)
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	$(33,196)	$2,123	$(100,865)	$(7,815)
Other comprehensive income (loss), net of taxes, related to:
Foreign currency translation adjustment	(151)	(262)	(87)	(682)
Total comprehensive income (loss) attributable to common shareholders of Evolent Health, Inc.	$(33,347)	$1,861	$(100,952)	$(8,497)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $(0.5) million loss on disposal for of discontinued operations for the nine months ended September 30, 2022.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended September 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	175	$172,829	113,083	$1,131	$1,774,784	$(1,114)	$(660,459)	$(21,123)	$1,093,219

Stock-based compensation expense	—	—	—	—	10,222	—	—	—	10,222
Exercise of stock options	—	—	330	3	4,526	—	—	—	4,529
Restricted stock units vested, net of shares withheld for taxes	—	—	83	1	(1,604)	—	—	—	(1,603)
Exchange of 2024 Notes	—	—	1,294	13	23,060	—	—	—	23,073
Foreign currency translation adjustment	—	—	—	—	—	(151)	—	—	(151)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	2,777	—	—	(7,872)	—	(25,324)	—	(33,196)

Balance as of September 30, 2023	175	$175,606	114,790	$1,148	$1,803,116	$(1,265)	$(685,783)	$(21,123)	$1,096,093

	For the Three Months Ended September 30, 2022
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	—	91,657	$916	$1,231,005	$(782)	$(596,928)	$(21,123)	$613,088

Stock-based compensation expense	—	—	—	—	6,992	—	—	—	6,992
Exercise of stock options	—	—	317	4	2,967	—	—	—	2,971
Restricted stock units vested, net of shares withheld for taxes	—	—	50	1	(949)	—	—	—	(948)
Exchange of 2024 Notes	—	—	5,394	54	101,945	—	—	—	101,999
Shares issued for acquisition	—	—	3,742	37	130,138	—	—	—	130,175
Foreign currency translation adjustment	—	—	—	—	—	(262)	—	—	(262)
Net income attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	2,123	—	2,123

Balance as of September 30, 2022	—	$—	101,160	$1,012	$1,472,098	$(1,044)	$(594,805)	$(21,123)	$856,138
See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	101,501	$1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417

Stock-based compensation expense	—	—	—	—	29,898	—	—	—	29,898
Exercise of stock options	—	—	1,106	11	9,172	—	—	—	9,183
Restricted stock units vested, net of shares withheld for taxes	—	—	575	5	(10,378)	—	—	—	(10,373)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	760	8	(8)	—	—	—	—
2024 Note conversion	—	—	1,294	13	23,060	—	—	—	23,073
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payment of earn-outs	—	—	877	9	28,542	—	—	—	28,551
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(87)	—	—	(87)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	7,606	—	—	(21,236)	—	(79,629)	—	(100,865)

Balance as of September 30, 2023	175	$175,606	114,790	$1,148	$1,803,116	$(1,265)	$(685,783)	$(21,123)	$1,096,093

	For the Nine Months Ended September 30, 2022
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	—	90,759	$908	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633

Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	—	—	19,350	—	—	—	19,350
Exercise of stock options	—	—	354	3	3,277	—	—	—	3,280
Restricted stock units vested, net of shares withheld for taxes	—	—	452	5	(6,192)	—	—	—	(6,187)
Leveraged stock units vested, net of shares withheld for taxes	—	—	459	5	(11,237)	—	—	—	(11,232)
Exchange of 2024 Notes	—	—	5,394	54	101,945				101,999
Shares issued for acquisition	—	—	3,742	37	130,138				130,175
Foreign currency translation adjustment	—	—	—	—	—	(682)	—	—	(682)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(7,815)	—	(7,815)

Balance as of September 30, 2022	—	$—	101,160	1,012	1,472,098	(1,044)	(594,805)	(21,123)	856,138
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows Provided by (Used In) Operating Activities
Net loss before dividends declared and accretion of Series A preferred stock	$(79,629)	$(7,815)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	12,047	(5,822)
Loss on disposal of assets	2,097	—
Loss on discontinued operations	—	463
Gain from equity method investees	(1,262)	(3,940)
Depreciation and amortization expenses	93,813	47,414
Stock-based compensation expense	29,898	19,350
Deferred tax benefit	(78,196)	(46,385)
Amortization of contract cost assets	8,005	14,768
Amortization of deferred financing costs	2,912	1,762
Loss on extinguishment/repayment of debt, net	—	10,192
Right-of-use asset impairment	24,065	—
Change in tax receivables agreement liability	66,184	42,870
Right-of-use operating assets	11,129	831
Operating lease liabilities	(10,432)	(1,223)
Other current operating cash outflows, net	(120)	2,163
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(112,177)	(34,796)
Prepaid expenses and other current and non-current assets	(16,394)	(2,409)
Contract cost assets	(3,958)	(6,732)
Accounts payable	(12,628)	5,936
Accrued liabilities	27,537	(27,903)
Accrued compensation and employee benefits	(8,807)	(14,451)
Deferred revenue	(136)	(4,741)
Reserve for claims and performance-based arrangements	100,012	(35,596)
Other long-term liabilities	(759)	(1,184)
Net cash and restricted cash provided by (used in) operating activities	53,201	(47,248)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(388,246)	(245,021)
Proceeds from transfer of membership and release of Passport escrow	—	22,969
Disposal of non-strategic assets and divestiture of discontinued operations, net	577	(9,164)
Return of equity method investments	870	4,175
Investments in internal-use software and purchases of property and equipment	(22,693)	(27,618)
Net cash and restricted cash used in investing activities	(409,492)	(254,659)
Cash Flows Provided by Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	7,925	(48,322)
Proceeds from stock option exercises	9,183	3,280
Proceeds from issuance of long-term debt, net of offering costs	256,063	219,740
Repayment of long-term debt	(47,500)	—
Distributions to Sponsors	—	(14,884)
Proceeds from issuance of preferred stock, net of offering costs	168,000	—
Payment of preferred dividends	(13,631)	—
See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30,
	2023	2022
Taxes withheld and paid for vesting of equity awards	(14,348)	(17,419)
Net cash and restricted cash provided by financing activities	365,692	142,395
Effect of exchange rate on cash and cash equivalents and restricted cash	(61)	(612)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,340	(160,124)
Cash and cash equivalents and restricted cash as of beginning-of-period	215,158	354,942
Cash and cash equivalents and restricted cash as of end-of-period	$224,498	$194,818

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

As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $184.5 million. The Company believes it has sufficient liquidity for at least the next twelve months as of the date the financial statements were available to be issued.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	September 30, 2023	December 31, 2022
Collateral for letters of credit for facility leases (1)	$2,132	$2,269
Collateral with financial institutions (2)	16,128	10,912
Claims processing services (3)	21,702	13,777
Total restricted cash and restricted investments	$39,962	$26,958

Current restricted cash	$23,208	$14,492
Total current restricted cash and restricted investments	$23,208	$14,492

Non-current restricted cash	$16,754	$12,466
Total non-current restricted cash and restricted investments	$16,754	$12,466
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 11 for further discussion of our lease commitments.
(2)Represents collateral held with financial institutions for risk-sharing and other arrangements which are held in a FDIC participating bank account. See Note 17 for discussion of fair value measurement.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2023	2022
Cash and cash equivalents	$184,536	$156,756
Restricted cash and restricted investments	39,962	38,062
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$224,498	$194,818

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

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	1 year
Customer relationships	11 - 25 years
Technology	5 years
Provider network contracts	3 - 5 years

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of both September 30, 2023 and December 31, 2022, approximately 59% and 47%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of September 30, 2023, approximately 18% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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

During the nine months ended September 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations.

During the nine months ended September 30, 2023, the Company terminated a portion its Arlington, VA lease effective December 31, 2023 and recognized the impact of a $6.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment will consist of two payments of $3.25 million to be paid on October 1, 2023 and April 1, 2024.

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

Series A Senior Convertible Preferred Shares

In accordance with ASC 480, Distinguishing Liabilities from Equity, the shares of Series A Senior Convertible Preferred Shares are classified within temporary equity, as events outside the Company’s control triggers such shares to become redeemable. Costs associated with the issuance of redeemable preferred stock are presented as discounts to the fair value of the redeemable preferred stock and are amortized using the effective interest method, over the term of the respective series of preferred shares. Refer to Note 12 - Convertible Preferred Equity for further discussion.

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

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years, 5 years, and 2 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of proprietary software that supports NIA’s core business applications and specialty business. The corporate trade name reflects the value that we believe the NIA brand name carries in the market. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a discrete tax benefit of $56.1 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2023, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.
The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. As of September 30, 2023, we had not finalized the determination of fair values allocated to the acquired intangible assets and deferred tax liability. Any necessary adjustments will be finalized within one year from the date of acquisition.

We have included the financial results of NIA in our consolidated financial statements from January 20, 2023. The consolidated statements of operations and comprehensive income (loss) include $167.5 million of revenues and $1.4 million of net loss attributable to NIA for the nine months ended September 30, 2023.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$511,015	$414,809	$1,419,266	$1,163,944

Net loss attributable to common shareholders of Evolent Health, Inc.	(33,196)	(19,986)	(94,851)	(47,193)

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by end-market and product type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Medicaid	$195,259	$139,718	$587,611	$410,226
Medicare	208,166	117,967	474,535	336,365
Commercial and other	107,590	94,900	345,695	222,990
Total	$511,015	$352,585	$1,407,841	$969,581

Performance Suite	$323,722	$204,727	$840,171	$583,976
Specialty Technology and Services Suite	81,230	12,400	223,598	38,854
Administrative Services	68,713	107,328	229,534	306,544
Cases	37,350	28,130	114,538	40,207
Total	$511,015	$352,585	$1,407,841	$969,581
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $22.0 million of transaction price to performance obligations that are unsatisfied as of September 30, 2023. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 50%, 84% and 100% of these remaining performance obligations by December 31, 2023, 2024 and 2025, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Short-term receivables (1)	$393,782	$246,209
Short-term deferred revenue	5,763	5,758
Long-term deferred revenue	1,513	2,533
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the nine months ended September 30, 2023, are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$8,291
Reclassification to revenue, as a result of performance obligations satisfied	(5,272)
Cash received in advance of satisfaction of performance obligations	4,257
Balance as of end of period	$7,276

The amount of revenue, excluding customer discounts of $1.6 million and $4.5 million for the three and nine months ended September 30, 2023, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $28.6 million and $51.4 million for the three and nine months ended September 30, 2023, respectively, due primarily to net gain share as well as changes in other estimates.

The amount of revenue recognized from performance obligations satisfied (or partially satisfied) in a previous period was $10.4 million and $56.4 million for the three and nine months ended September 30, 2022, respectively.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2023 and 2022, the Company had $2.8 million and $3.6 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $2.0 million for the three and nine months ended September 30, 2022, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2023 and 2022, the Company had $10.6 million and $21.0 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $2.0 million and $7.0 million for the three and nine months ended September 30, 2023, respectively, and $1.3 million and $12.8 million for the three and nine months ended September 30, 2022, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit was based on our technology, the nature of our customer arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we did not observe notable increases in delinquencies during the three months ended September 30, 2023.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of September 30, 2023, 65% were current, 16% were past due less than 60 days, with 26% past due less than 120 days and at December 31, 2022, 67% was current, 21% was past due less than 60 days, with 29% past due less than 120 days. As of September 30, 2023 and December 31, 2022, in total we reported on the consolidated balance sheet $424.1 million and $269.1 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other current assets, net of allowances of $18.5 million and $10.2 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Balance as of beginning of period	$(10,180)	$(3,374)
Acquisitions	(240)	(5,269)
Provision for credit losses	(10,814)	(1,134)
Charge-offs	2,701	422
Balance as of end of period	$(18,533)	$(9,355)

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	September 30, 2023	December 31, 2022
Computer hardware	$32,271	$30,092
Furniture and equipment	3,950	4,214
Internal-use software development costs	207,253	189,119
Leasehold improvements	11,177	14,926
Total property and equipment	254,651	238,351
Accumulated depreciation and amortization expenses	(174,749)	(150,477)
Total property and equipment, net	$79,902	$87,874

The Company capitalized $4.3 million and $18.1 million for the three and nine months ended September 30, 2023, respectively, and $8.0 million and $21.5 million for the three and nine months ended September 30, 2022, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $71.8 million and $73.7 million as of September 30, 2023 and December 31, 2022, respectively.

Depreciation expense related to property and equipment was $8.5 million and $24.8 million for the three and nine months ended September 30, 2023, respectively, and $7.7 million and $23.1 million for the three and nine months ended September 30, 2022, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.6 million and $20.1 million for the three and nine months ended September 30, 2023, respectively and $6.4 million and $19.6 million for the three and nine months ended September 30, 2022, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the nine months ended September 30, 2023. We will perform our annual impairment test as of October 31, 2023.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

Balance as of December 31, 2022(1)	$722,774
Goodwill acquired(2)	395,164
Measurement period adjustment	(391)
Foreign currency translation	(4)
Balance as of September 30, 2023	$1,117,543

Balance as of December 31, 2021(1)	$426,297
Goodwill acquired(2)	296,597
Foreign currency translation	(104)
Balance as of September 30, 2022	$722,790
————————
(1)Net of cumulative inception to date impairment of $575.5 million as of December 31, 2022 and 2021.
(2)Goodwill acquired from the addition of NIA in January 2023 and IPG in August 2022.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	September 30, 2023				December 31, 2022
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	1.3	$51,965	$24,786	$27,179	12.7	$43,600	$11,726	$31,874
Customer relationships	14.7	810,119	127,473	682,646	15.8	465,019	92,760	372,259
Technology	3.0	162,522	97,817	64,705	2.7	111,822	80,255	31,567
Below market lease, net	0.0	1,218	1,218	—	0.3	1,218	1,151	67
Provider network contracts	0.6	18,192	15,054	3,138	1.3	18,851	11,834	7,017
Total intangible assets, net		$1,044,016	$266,348	$777,668		$640,510	$197,726	$442,784

Amortization expense related to intangible assets was $23.8 million and $68.9 million for the three and nine months ended September 30, 2023, respectively, and $9.5 million and $24.3 million for the three and nine months ended September 30, 2022, respectively.

Future estimated amortization of intangible assets (in thousands) as of September 30, 2023, is as follows:

2023	$22,011
2024	87,242
2025	63,647
2026	63,299
2027	60,558
Thereafter	480,911
Total future amortization of intangible assets	$777,668

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and nine months ended September 30, 2023, that would require an impairment test for our intangible assets.

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

The interest rate for the Loans is calculated, at the option of the Borrowers, (a) in the case of the Term Loan Facility, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of the Revolving Facility, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date. The Company recorded $12.9 million and $36.6 million in interest expense related to our Credit Agreement for the three and nine months ended September 30, 2023, respectively.

Amounts outstanding under the Credit Facilities may be prepaid at the option of the Company, subject to the following prepayment premium (the “Prepayment Premium”) on amounts greater than a certain threshold: (1) 3.00% of the principal amount so prepaid after the NIA Closing Date but prior to the first anniversary of the NIA Closing Date; (2) 2.00% of the principal amount so prepaid after the first anniversary of the closing but prior to the second anniversary of the NIA Closing Date; (3) 1.00% of the principal amount so prepaid after the second anniversary of the NIA Closing Date but prior to the third anniversary of the NIA Closing Date; and (4) 0.00% of the principal amount so prepaid on or after the third anniversary of the NIA Closing Date. Amounts outstanding under the Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction, in each case, subject to application of the Prepayment Premium.

The Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Loans. We incurred $14.4 million of debt issuance costs in connection with the Loans, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the Credit Agreement. The Company recorded $0.6 million and $1.8 million in interest expense related to the amortization of the debt discount and the issuance costs for the three and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2023, the Company repaid $37.5 million under the Revolving Facility and $10.0 million under the Initial Term Loan Facility. As of September 30, 2023, there is $405.0 million outstanding under the Term Loan Facility and $37.5 million outstanding under the Revolving Facility.

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

Holders of the 2024 Notes are entitled to cash interest payments, which are payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate equal to 3.50% per annum. The 2024 Notes will mature on December 1, 2024, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. Upon maturity the principal amount of the notes may be settled via shares of the Company’s Class A common stock. We recorded interest expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively and $0.5 million and $2.5 million for the three and nine months ended September 30, 2022, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $38.1 million decrease in additional paid-in capital and a $1.3 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and an $11.7 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2024 Notes. These adjustments resulted in an increase of $25.1 million to the debt component of the 2024 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2024 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $46.3 thousand and $0.1 million for the three and nine months ended September 30, 2023, respectively and $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively.

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

On August 2, 2023, the Company issued a notice of redemption to the holders of its outstanding 2024 Notes, pursuant to which it redeemed the outstanding Notes for cash at a price of 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, on October 13, 2023 (the “Redemption Date”). Prior to the Redemption Date, the holders of the 2024 Notes were entitled to convert to shares of the Company’s Class A Common Stock at a rate of 55.6153 shares per $1,000 principal amount of 2024 Notes.

During the three months ended September 30, 2023, certain holders of the 2024 Notes converted $23.3 million in aggregate principal amount of such notes to 1.3 million shares of the Company’s Class A common stock. As of September 30, 2023, $1.0 million aggregate principal amount of the 2024 Notes was outstanding. On October 13, 2023, the Company had satisfied all of its remaining obligations under the 2024 Notes.

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

Holders of the 2025 Notes are entitled to cash interest payments, which are payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2019, at a rate equal to 1.50% per annum. The 2025 Notes will mature on October 15, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The Company recorded interest expense of $0.6 million and $1.9 million for the three and nine months ended September 30, 2023 and 2022, respectively.

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

On January 1, 2022, we adopted ASU 2020-06 using the retrospective transition method. As a result, prior period financial information and disclosures are not adjusted and continue to be reported under the accounting standards that were in effect prior to the adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in the combination of the debt and equity components of the 2024 Notes into a single debt instrument recorded in long term debt, net on the consolidated balance sheet. This resulted in a $71.8 million decrease in additional paid-in capital and a $2.5 million increase in additional paid-in capital from the previously bifurcated equity component from deferred financing fees, respectively, and a $28.1 million decrease to the January 1, 2022 accumulated deficit, representing the cumulative non-cash interest expense recognized related to the amortization of the debt discount associated with the bifurcated equity component of the 2025 Notes. These adjustments resulted in an increase of $41.3 million to the debt component of the 2025 Notes. Additionally, the allocation of the issuance costs to the equity component and all issuance costs related to the 2025 Notes are being amortized to interest expense using the effective interest method over the contractual term of the 2025 Notes which is included in the cumulative adjustment to the opening balance of accumulated deficit. The Company recorded interest expense related to the amortization of the issuance costs of $0.4 million and $1.0 million for the three and nine months ended September 30, 2023, and 2022, respectively.

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

Convertible Senior Notes Carrying Value

The 2024 Notes and 2025 Notes are recorded on our accompanying consolidated balance sheets at their net carrying values as of September 30, 2023. However, the 2024 Notes and 2025 Notes are privately traded by qualified institutional buyers (within the meaning of Rule 144A under the Securities Act) and their fair values are Level 2 inputs. The 2024 Notes and 2025 Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments. The following table summarizes the carrying value of the long-term convertible debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
2024 Notes
Carrying value	$991	$23,925
Unamortized debt discount and issuance costs	9	356
Principal amount	$1,000	$24,281
Remaining amortization period (years)	0.0	1.9
Fair value(1)	N/A	$38,000

2025 Notes
Carrying value	$169,848	$168,885
Unamortized debt discount and issuance costs	2,652	3,615
Principal amount	$172,500	$172,500
Remaining amortization period (years)	2.0	2.8
Fair value(1)	$183,066	$185,546
————————
(1)Fair values for notes are derived from available trading prices closest to the respective balance sheet date. All remaining principal outstanding under the 2024 Notes as of September 30, 2023 were repaid in October 2023.

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of September 30, 2023 and December 31, 2022, the Company was party to irrevocable standby letters of credit with a bank for $17.9 million and $13.1 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $17.9 million and $13.1 million, respectively, in restricted cash and restricted investments as collateral as of September 30, 2023 and December 31, 2022, respectively. The letters of credit have current expiration dates between November 2023 and March 2032 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

We will pay all expenses relating to any demand, piggyback or shelf registration, other than underwriting discounts and commissions and any transfer taxes, subject to specified conditions and limitations. The registration rights agreement includes customary indemnification provisions, including indemnification of the participating holders of shares of Class A common stock and their directors, officers and employees by us for any losses, claims, damages or liabilities in respect thereof and expenses to which such holders may become subject under the Securities Act, state law or otherwise. We did not incur any expenses related to secondary offerings or other sales of shares by our investor stockholders during the three and nine months ended September 30, 2023, respectively.

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the Passport Medicaid Contract. On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of September 30, 2023, no amounts have been funded under this guarantee.

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

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the nine months ended September 30, 2023, resulting in a total TRA liability of $112.1 million as of September 30, 2023.

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

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (“Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs filed a motion to dismiss the case without prejudice, which was granted by the Delaware Chancery Court on January 5, 2023. On April 6, 2023, a shareholder of the Company sent a letter to the Company’s Board (the “Demand”) requesting that the Company’s Board, among other things, investigate alleged wrongdoing and commence litigation for breach of fiduciary duty against the individuals named as defendants in the Derivative Action. The Company’s Board considers it appropriate to investigate, evaluate, and consider the issues and matters raised in the Demand, and will work with outside counsel to do so. The Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this request.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2023, approximately 98.7% of our $224.5 million of cash and cash equivalents, restricted cash and restricted investments were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 1.3% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	September 30, 2023	December 31, 2022
Cook County Health and Hospitals System	41.2%	42.5%
Center for Medicare & Medicaid Services	14.1%	*
Molina Healthcare	10.6%	12.0%
Bright Health Management, Inc.	*	11.3%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our operating partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cook County Health and Hospitals Systems	15.7%	21.2%	16.8%	23.0%
Humana Health Insurance Company of Florida, Inc.	13.7%	*	*	*
Molina Healthcare	12.9%	*	14.2%	*
Florida Blue Medicare, Inc.	*	13.7%	10.9%	12.5%
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

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates through 2032. Under the lease agreements, in addition to base rent, the Company is generally responsible for operating and maintenance costs and related fees. Several of these agreements include tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record such items in Right-of-use assets and Operating lease liabilities on our consolidated balance sheets equal to the difference between rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis over the terms of the leases. The Company’s primary office location is in Arlington, Virginia, which has served as its corporate headquarters since 2013. The Arlington, Virginia office lease expires in January 2032.

In connection with various lease agreements, the Company is required to maintain $2.1 million and $2.3 million in letters of credit as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company held $2.1 million and $2.3 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

During the nine months ended September 30, 2023, the Company terminated a portion of its Arlington, VA lease effective December 31, 2023 and recognized the impact of a $6.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment will consist of two payments of $3.25 million to be paid on October 1, 2023 and April 1, 2024.

Right-of-Use Asset Impairment

During the nine months ended September 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations and comprehensive income (loss).

The following table summarizes our primary office leases as of September 30, 2023 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	8.3	$15,511	$1,579
Edison, NJ	2.6	1,351	222
Makati City, Philippines	4.7	3,089	—
Alpharetta, GA	2.0	951	—
Pune, India	4.5	2,602	—
Brea, CA	3.7	3,546	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$5,026	$2,221	$5,239	$6,726
Variable lease cost	1,407	1,599	4,528	4,096
Total lease cost	$6,433	$3,820	$9,767	$10,822

Maturity of lease liabilities (in thousands) as of September 30, 2023, is as follows:

Operating lease expense
2023	$5,713
2024	12,476
2025	8,881
2026	8,034
2027	7,525
Thereafter	21,317
Total lease payments	63,946
Less:
Interest	11,330
Present value of lease liabilities	$52,616

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

September 30, 2023
Weighted average discount rate	6.80%
Weighted average remaining lease term	5.9

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

The Company accreted $2.8 million and $7.6 million of deferred issuance costs in additional paid-in-capital on the consolidated balance sheets for the three and nine months ended September 30, 2023, respectively.

The Company paid dividends related to the Series A Preferred Stock as presented below during the nine months ended September 30, 2023:

For the Three Month Period Ended	Payment Date	Dividends Per Share	Total Amount Paid
March 31, 2023	3/28/2023	$20.86	$3,650,500
June 30, 2023	6/27/2023	27.91	4,884,250
September 30, 2023	9/28/2023	29.12	5,096,000

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$(25,324)	$2,123	$(79,629)	$(7,352)
Loss from discontinued operations, net of tax (2)	—	—	—	(463)
Income (loss) before preferred dividends and accretion of Series A Preferred Stock	(25,324)	2,123	(79,629)	(7,815)
Dividends and accretion of Series A Preferred Stock	(7,872)	—	(21,236)	—
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	$(33,196)	$2,123	$(100,865)	$(7,815)

Weighted-average common shares outstanding - basic	112,282	95,286	110,464	91,643
Incremental diluted shares from stock options	—	1,915	—	—
Incremental diluted shares from restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	—	2,107	—	—
Weighted-average common shares outstanding - diluted	112,282	99,308	110,464	91,643

Income (loss) per common share
Basic:
Continuing operations	$(0.30)	$0.02	$(0.91)	$(0.08)
Discontinued operations	—	—	—	(0.01)
Basic income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$(0.30)	$0.02	$(0.91)	$(0.09)
Diluted:
Continuing operations	$(0.30)	$0.02	$(0.91)	$(0.08)
Discontinued operations	—	—	—	(0.01)
Diluted income (loss) per share attributable to common shareholders of Evolent Health, Inc.	$(0.30)	$0.02	$(0.91)	$(0.09)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,045	—	1,311	1,818
Stock options	603	—	933	1,858
Series A Preferred Stock	4,375	—	4,375	—
Convertible senior notes	5,997	9,007	6,301	10,714
Total	12,020	9,007	12,920	14,390

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our interim consolidated financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Award Type
Stock options	$—	$78	$74	$331
RSUs	6,312	4,830	20,704	12,778
LSUs	78	387	439	1,544
PSUs	3,832	1,697	8,681	4,697
Total compensation expense by award type	$10,222	$6,992	$29,898	$19,350

Line Item
Cost of revenue	$51	$1,024	$1,633	$2,986
Selling, general and administrative expenses	10,171	5,968	28,265	16,364
Total compensation expense by financial statement line item	$10,222	$6,992	$29,898	$19,350

No stock-based compensation was capitalized as software development costs during the three and nine months ended September 30, 2023 and 2022, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	183	87	1,236	1,067
PSUs	110	—	542	479

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

An income tax benefit of $5.6 million and $74.7 million was recognized for the three and nine months ended September 30, 2023, respectively, which resulted in effective tax rates of 18.0% and 48.4%, respectively. An income tax benefit of $45.5 million and $44.5 million was recognized for the three and nine months ended September 30, 2022, respectively, which resulted in effective tax rates of 104.9% and 85.8%, respectively. The income tax benefit recorded during the nine months ended September 30, 2023, primarily relates to the $56.1 million reduction in the valuation allowance resulting from deferred tax liabilities established as part of the NIA acquisition accounting. The income tax benefit recorded during the three and nine months ended September 30, 2022, primarily related to the $46.8 million reduction in the valuation allowance resulting from deferred tax liabilities established as part of the IPG acquisition accounting, partially offset by state and foreign taxes.

As of September 30, 2023, the Company had unrecognized tax benefits of $1.6 million that, if recognized, would affect the overall effective tax rate. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

As of September 30, 2023 and December 31, 2022, the Company’s economic interests in its equity method investments ranged between 4% and 34% and 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 34% and 25% and 40% respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $0.7 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $3.9 million for the three and nine months ended September 30, 2022, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $5.0 million and $14.4 million for the three and nine months ended September 30, 2023, respectively, and $5.0 million and $12.5 million for the three and nine months ended September 30, 2022, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$124,600	$124,600
Total fair value of liabilities measured on a recurring basis	$—	$—	$124,600	$124,600

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$78,000	$78,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$78,000	$78,000
————————
(1) Represents the fair value of earn-out consideration related to the IPG and NIA transactions as described in Note 4.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three and nine months ended September 30, 2023, and 2022, respectively.

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
The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Balance as of beginning of period	$78,000	$28,700
Additions	66,600	75,000
Settlements	(32,047)	—
Total (gain) loss, net	12,047	(8,000)
Balance as of end of period	$124,600	$95,700

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	September 30, 2023
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$124,600	Real options approach	Risk-neutral expected earnout consideration	$124,600
			Weighted average discount rate	8.80%

December 31, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$78,000	Real options approach	Risk-neutral expected earnout consideration	$77,946
			Weighted average discount rate	9.85% - 10.01%

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	September 30, 2023	December 31, 2022
Assets
Accounts receivable, net	$8,152	$8,787

Liabilities
Accounts payable	$747	$27
Accrued liabilities	—	192

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$49,695	$36,321	$143,902	$111,195

Expenses
Cost of revenue	42,300	30,121	121,882	93,266
Selling, general and administrative expenses	699	443	1,938	745

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

As of September 30, 2023, the Company estimates total repositioning charges of $38.6 million which will be recorded in selling, general and administrative expenses on the consolidated statement of operations. The repositioning program is anticipated to be substantially complete by the first half of 2024.

The following table provides a summary of our total costs associated with the Repositioning Plan for the three and nine months ended September 30, 2023, by major type of cost (in thousands):

	Incurred		Total Amount Expected to be Incurred in the Repositioning Plan
	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Severance and termination benefits	$1,826	$6,563	$9,563
Dedicated employee costs	2,325	4,062	8,099
Professional services	3,978	8,765	14,466
Office space consolidation	—	—	6,500
Total	$8,129	$19,390	$38,628

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$199,730	$171,294
Incurred health care costs:
Current year to date period	628,251	471,502
Prior year to date period	(36,248)	(8,154)
Total claims incurred	592,003	463,348
Claims paid related to:
Current year to date period	(364,709)	(369,708)
Prior year to date period	(127,282)	(129,236)
Total claims paid	(491,991)	(498,944)
Balance, end of period	$299,742	$135,698

Note 21. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$322	$1,014
Increase/decrease to goodwill from measurement period adjustments/business combinations	(391)	—
Class A common stock issued in connection with business combinations	261,271	130,175
Class A common stock issued in connection with debt repayment	23,073	101,999
Accrued net working capital adjustment with business combinations	—	791
Effects of Leases
Operating cash flows from operating leases	9,587	14,453
Leased assets disposed of (obtained in) exchange for operating lease liabilities	6,956	4,305

Note 22. Subsequent Events

The Company issued a notice of redemption to the holders of its outstanding 2024 Notes on August 2, 2023 pursuant to which it redeemed the outstanding 2024 Notes for cash at a price of 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest if any, on October 13, 2023. As of September 30, 2023, all but $1.0 million of principal of the outstanding 2024 Notes were converted to shares of the Company’s Class A common stock at a rate of 55.6153 shares per $1,000 principal amount of the 2024 Notes, which was recorded in short-term debt, net on the consolidated balance sheet. On October 13, 2023, the Company had satisfied all of its remaining obligations under the 2024 Note.

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

Recent Events

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the nine months ended September 30, 2023. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cook County Health and Hospitals Systems	15.7%	21.2%	16.8%	23.0%
Humana Health Insurance Company of Florida, Inc.	13.7%	*	*	*
Molina Healthcare	12.9%	*	14.2%	*
Florida Blue Medicare, Inc.	*	13.7%	10.9%	12.5%
————————
*     Represents less than 10.0% of the respective balance

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of NIA

On November 17, 2022, Evolent Health LLC, a wholly owned subsidiary of the Company, and the Company entered into a definitive agreement for the Company to acquire NIA. On January 20, 2023, we consummated the acquisition of NIA for $387.8 million in cash consideration, which was financed in part with $265.0 million in debt borrowed from affiliates of Ares Capital Corporation and the proceeds from the sale of an aggregate 175,000 shares of the Company’s Series A Preferred Stock, resulting in gross proceeds of $168.0 million, and stock consideration of 8.5 million shares of Class A common stock issued to the seller. NIA reports into Evolent’s specialty care management offering. Refer to “Part I - Item 1. Financial Statements - Note 4” for additional discussion regarding the NIA acquisition.

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

As of September 30, 2023, the Company estimates total repositioning charges of $38.6 million which will be recorded in selling, general and administrative expenses on the consolidated statement of operations. The repositioning program is anticipated to be substantially complete by the first half of 2024.

The following table provides a summary of our total costs associated with the Repositioning Plan for the three and nine months ended September 30, 2023, by major type of cost (in thousands):

	Incurred		Total Amount Expected to be Incurred in the Repositioning Plan
	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Severance and termination benefits	$1,826	$6,563	$9,563
Dedicated employee costs	2,325	4,062	8,099
Professional services	3,978	8,765	14,466
Office space consolidation	—	—	6,500
Total	$8,129	$19,390	$38,628

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the nine months ended September 30, 2023. We will perform our annual impairment test as of October 31, 2023.

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

Lives on Platform and PMPM Fees

Performance Suite Lives on Platform are calculated by summing monthly members covered for specialty care services for contracts not under ASO arrangements, plus members managed by Complex Care in risk arrangements and divided by the number of months in the period. Specialty Technology and Services Suite Lives on Platform are calculated by summing monthly members covered for oncology, cardiology, musculoskeletal, advanced imaging and other diagnostics specialty care services for contracts under ASO arrangements divided by the number of months in the period. Administrative Services Lives on Platform are calculated by summing monthly members covered for administrative services implementation and core performance services divided by the number of months in the period. Cases are calculated by summing the number of individuals receiving services through our surgery management and advanced care planning programs in a given period. Members covered for more than one category are counted in each category.

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

Evolent Health, Inc. Consolidated Results

(in thousands, except percentages)	For the Three Months Ended September 30, 2023		Change Over Prior Period		For the Nine Months Ended September 30,		Change Over Prior Period
	2023	2022	$	%	2023	2022	$	%
Revenue	$511,015	$352,585	$158,430	44.9%	$1,407,841	$969,581	$438,260	45.2%

Expenses
Cost of revenue	386,585	266,617	119,968	45.0%	1,048,998	736,061	312,937	42.5%
Selling, general and administrative expenses	96,567	68,521	28,046	40.9%	276,682	186,408	90,274	48.4%
Depreciation and amortization expenses	32,404	17,196	15,208	88.4%	93,813	47,414	46,399	97.9%
Loss on disposal of assets	2,097	—	2,097	—%	2,097	—	2,097	—%
Right-of-use assets impairment	—	—	—	—%	24,065	—	24,065	—%
Change in fair value of contingent consideration	11,300	(12,700)	24,000	189.0%	12,047	(5,822)	17,869	306.9%
Total operating expenses	528,953	339,634	189,319	55.7%	1,457,702	964,061	493,641	51.2%
Operating income (loss)	$(17,938)	$12,951	$(30,889)	(238.5)%	$(49,861)	$5,520	$(55,381)	(1,003.3)%

Cost of revenue as a % of revenue	75.7%	75.6%			74.5%	75.9%
Selling, general and administrative expenses as a % of revenue	18.9%	19.4%			19.7%	19.2%

Comparison of the Results for Three Months Ended September 30, 2023 to 2022

Revenue

Total revenue increased by $158.4 million, or 44.9%, to $511.0 million for the three months ended September 30, 2023, as compared to 2022. This increase is primarily due to $70.6 million from our acquisitions of and launches of new integrated products with NIA and IPG and $87.8 million from the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Medicaid	$195,259	$139,718
Medicare	208,166	117,967
Commercial and other	107,590	94,900
Total	$511,015	$352,585

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended September 30, 2023 and 2022 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Performance Suite	3,906	2,527	$27.63	$27.02
Specialty Technology and Services Suite	72,381	14,851	0.37	0.29
Administrative Services	1,832	2,099	12.50	16.41
Cases	15	13	2,490	2,201

Average Unique Members	41,721	16,625

Cost of Revenue

Cost of revenue increased by $120.0 million, or 45.0%, to $386.6 million for the three months ended September 30, 2023, as compared to 2022, principally as a result of the growth in our revenue. The increase included approximately $88.9 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers, $22.0 million of higher personnel costs due to increased headcount from the acquisition of NIA, employee benefit, bonus accruals for employees and severance payments to former employees, network gainshare expenses of $8.8 million, and $9.1 million of surgical management costs. These increases were offset in part by a decrease of $6.5 million in professional fees due primarily to lower costs incurred for contracts that went live during the quarter and third-party service fees for existing customers and third party staffing fees.

Approximately $51.0 thousand and $1.0 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the three months ended September 30, 2023, and 2022, respectively. Cost of revenue represented 75.7% and 75.6% of total revenue for the three months ended September 30, 2023, and 2022, respectively. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $28.0 million, or 40.9%, to $96.6 million for the three months ended September 30, 2023, as compared to 2022, principally as a result of our acquisitions and employee costs across all business units. The increase was primarily driven by $11.4 million of higher personnel costs due to increased headcount, employee benefit, bonus accruals for employees and severance payments to former employees, higher stock compensation of $4.2 million due to the achievement and change in projected achievement of certain performance measurements, severance costs and acquisition-related costs of $2.5 million, and bad debt expense of $3.2 million.

Approximately $10.2 million and $6.0 million of total personnel costs were attributable to stock-based compensation expense for the three months ended September 30, 2023, and 2022, respectively. Acquisition and severance costs accounted for approximately $2.5 million and $3.6 million of total selling, general and administrative expenses for the three months ended September 30, 2023, and 2022, respectively. Selling, general and administrative expenses represented 18.9% and 19.4% of total revenue for the three months ended September 30, 2023, as compared to 2022, respectively. While our selling, general and administrative expenses are expected to grow as we integrate NIA operations and implement our repositioning plan, we expect them to decrease as a percentage of our total revenue over the long-term due to cost saving initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $15.2 million, or 88.4%, to $32.4 million for the three months ended September 30, 2023, as compared to 2022 due primarily to $12.3 million of amortization of intangible assets acquired through our acquisitions and $1.9 million of accelerated amortization of trade name intangibles due to our consolidation of trade names under Evolent. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a loss (gain) on change in fair value of contingent consideration of $11.3 million for the three months ended September 30, 2023, related to the liabilities acquired as a result of the acquisitions of NIA in January 2023 and IPG in August 2022, and $(12.7) million for the three months ended September 30, 2022, primarily related to liabilities acquired as a result of the acquisition of Vital Decisions. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Comparison of the Results for Nine Months Ended September 30, 2023 to 2022

Revenue

Total revenue increased by $438.3 million, or 45.2%, to $1,407.8 million for the nine months ended September 30, 2023, as compared to 2022. This increase is primarily due to $243.2 million from our acquisitions of and launches of new integrated products with NIA and IPG and $195.1 million from the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Medicaid	$587,611	$410,226
Medicare	474,535	336,365
Commercial and other	345,695	222,990
Total	$1,407,841	$969,581

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the nine months ended September 30, 2023 and 2022 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Performance Suite	3,653	2,051	$25.56	$31.64
Specialty Technology and Services Suite	68,613	14,763	0.36	0.29
Administrative Services	1,837	2,083	13.88	16.35
Cases	46	24	2,517	1,700

Average Unique Members	41,594	16,011

Cost of Revenue

Cost of revenue increased by $312.9 million, or 42.5%, to $1,049.0 million for the nine months ended September 30, 2023, as compared to 2022, principally as a result of the growth in our revenue. The increase included approximately $198.1 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers, $78.2 million of higher personnel costs due to increased headcount from our acquisitions, employee benefit, bonus accruals for employees and severance payments to former employees and $57.9 million of surgical management costs at IPG. These increases were offset in part by a decrease of $22.1 million in professional fees due primarily to the termination of external staffing contracts and other customer focused services and a decrease of $9.9 million from a decrease in TPA fees from the wind down of contracts. Approximately $1.6 million and $3.0 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the nine months ended September 30, 2023, and 2022, respectively. Cost of revenue represented 74.5% and 75.9% of total revenue for the nine months ended September 30, 2023, and 2022, respectively. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $90.3 million, or 48.4%, to $276.7 million for the nine months ended September 30, 2023, as compared to 2022, principally as a result of our acquisitions and employee costs across all business units. The increase was primarily driven by the NIA transition services administration fee of $23.2 million, higher personnel fees due to increased headcount from the acquisition of NIA and expected benefit accruals to employees of $22.0 million, higher stock compensation of $11.9 million due to the achievement and change in projected achievement of certain performance measurements, higher bad debt expense of $4.4 million due to collection timing from our customers, technology services due to higher headcount of $2.8 million, $1.0 million of severance costs and acquisition costs of $14.2 million.

Approximately $28.3 million and $16.4 million of total personnel costs were attributable to stock-based compensation expense for the nine months ended September 30, 2023, and 2022, respectively. Acquisition and severance costs accounted for approximately $15.2 million and $7.5 million of total selling, general and administrative expenses for the nine months ended September 30, 2023, and 2022, respectively. Selling, general and administrative expenses represented 19.7% and 19.2% of total revenue for the nine months ended September 30, 2023, as compared to 2022, respectively. While our selling, general and administrative expenses are expected to grow as we integrate NIA operations and implement our repositioning plan, we expect them to decrease as a percentage of our total revenue over the long-term due to cost saving initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $46.4 million, or 97.9%, to $93.8 million for the nine months ended September 30, 2023, as compared to 2022 due primarily to $40.0 million of amortization of intangible assets acquired through our acquisitions and $4.5 million of accelerated amortization of trade name intangibles due to our consolidation of trade names under Evolent. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Right-of-Use Asset Impairment

During the nine months ended September 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations.

Change in Fair Value of Contingent Consideration

We recorded a loss (gain) on change in fair value of contingent consideration of $12.0 million for the nine months ended September 30, 2023, related to the liabilities acquired as a result of the acquisitions of NIA in January 2023 and IPG in August 2022, and $(5.8) million for the nine months ended September 30, 2022, primarily related to liabilities acquired as a result of the acquisition of Vital Decisions and IPG. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense is primarily attributable to our Credit Agreement with Ares Capital Corporation as well as the 2024 Notes and 2025 Convertible Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $14.6 million and $42.0 million for the three and nine months ended September 30, 2023, respectively, and $4.8 million and $9.1 million for the three and nine months ended September 30, 2022, respectively. The increase in interest expense for the three and nine months ended September 30, 2023, as compared to 2022, is driven primarily by $10.5 million and $35.4 million of interest expense incurred on our Loans to fund the NIA and IPG acquisitions, offset by decreases of $0.6 million and $2.5 million due to the exchange of our 2024 Notes in August 2022. We expect interest expense to increase during 2023, however, we are focused on deleveraging the balance sheet in the long-term thereby decreasing interest expense. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense.

Loss on Repayment of Long-Term Debt, Net

On August 11, 2022, the Company entered into exchange agreements with certain holders of the 2024 Notes. Pursuant to the agreements, these holders exchanged $92.8 million in aggregate principal amount of such notes for shares of the Company’s Class A common stock. On August 17 and 18, 2022, the Company consummated the exchanges and issued an aggregate of 5,394,165 shares of Class A common stock to the holders. The August 2022 exchanges of the 2024 Notes resulted in a $10.2 million loss on repayment of debt, net, on the consolidated statements of operations and comprehensive income (loss).

Change in Tax Receivables Agreement Liability

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the nine months ended September 30, 2023, resulting in a total TRA liability of $112.1 million as of September 30, 2023.

Benefit from Income Taxes

An income tax benefit of $5.6 million and $74.7 million was recognized for the three and nine months ended September 30, 2023, respectively, which resulted in effective tax rates of 18.0% and 48.4%, respectively. An income tax benefit of $45.5 million and $44.5 million was recognized for the three and nine months ended September 30, 2022, respectively, which resulted in effective tax rates of 104.9% and 85.8%, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $(100.9) million and $(7.8) million for the nine months ended September 30, 2023, and 2022, respectively. Net cash and restricted cash provided by (used in) operating activities was $53.2 million and $(47.2) million for the nine months ended September 30, 2023, and 2022, respectively.

As of September 30, 2023, the Company had $184.5 million of cash and cash equivalents and $40.0 million in restricted cash and restricted investments.

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

	For the Nine Months Ended September 30,
	2023	2022
Net cash and restricted cash provided by (used in) operating activities	$53,201	$(47,248)
Net cash and restricted cash used in investing activities	(409,492)	(254,659)
Net cash and restricted cash provided by financing activities	365,692	142,395

Operating Activities

Cash flows provided by operating activities of $53.2 million for the nine months ended September 30, 2023 were primarily due to our net loss of $79.6 million, non-cash items including depreciation and amortization expenses of $93.8 million, stock-based compensation expense of $29.9 million, deferred tax benefit of $(78.2) million, impairment of the right-of-use asset connected to our Chicago, IL office lease of $24.1 million and change in our tax receivables liability of $66.2 million. Our operating cash inflows were affected by the timing of our customer and vendor payments primarily driven by lower cash receipts from certain customers of approximately $98.4 million and additional increases in accounts receivable from our acquisition of NIA of $38.5 million combined with a reduction of our accrued compensation and employee benefits due to end of year bonus payments and severance of $(8.8) million, offset in part by higher reserve for claims and performance-based arrangements of $100.0 million and restricted cash held for claims processing services of $7.9 million.

Cash flows used in operating activities of $47.2 million for the nine months ended September 30, 2022 were primarily due to our net loss of $7.8 million, non-cash items including depreciation and amortization expenses of $47.4 million, stock-based compensation expense of $19.4 million, deferred tax benefit of $(46.4) million, amortization of contract cost assets of $14.8 million, loss on extinguishment of debt of $10.2 million, change in fair value of contingent consideration of $(5.8) million and change in our tax receivables liability of $42.9 million. Our operating cash outflows were affected by the timing of our customer and vendor payments driven by increases in accounts receivables and reductions in reserves for claims and performance-based arrangements, accrued compensation and employee benefits and accrued liabilities contributed approximately $112.7 million to our cash outflows.

Investing Activities

Cash flows used in investing activities of $409.5 million in the nine months ended September 30, 2023 were primarily attributable to $388.2 million paid for the acquisition of NIA and $22.7 million of investments in internal-use software and purchases of property and equipment.

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

Financing Activities

Cash flows provided by financing activities of $365.7 million in the nine months ended September 30, 2023, were primarily related to $256.1 million received from our Acquisition Facilities in connection with our Credit Agreement and $168.0 million from the issuance of preferred equity, offset in part, by $47.5 million of cash outflows related to the payment on our Acquisition Facilities, $13.6 million of preferred dividends paid on our Series A Preferred Stock and $14.3 million from withholding taxes paid in respect of vested restricted stock units that were net settled.

Cash flows used in financing activities of $142.4 million in the nine months ended September 30, 2022 were primarily related to $219.7 million received from our 2022 Credit Agreement offset in part by $48.3 million of cash outflows related to claims processing services on behalf of partners and $17.4 million from taxes withheld for restricted stock unit vesting.

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for 2023. Our estimated contractual obligations (in thousands) as of September 30, 2023, were as follows:

	2023	2024-2025	2026-2027	2028+	Total
Operating leases for facilities	$8,963	$18,107	$15,559	$21,317	$63,946
Purchase obligations related to vendor contracts	5,456	6,453	1,466	—	13,375
Convertible notes interest payments	1,306	5,175	—	—	6,481
Convertible notes principal repayment	1,000	172,500	—	—	173,500
Contingent consideration	46,900	77,700	—	—	124,600
Total contractual obligations	$63,625	$279,935	$17,025	$21,317	$381,902

As of September 30, 2023, we had $405.0 million of aggregate principal amount in a secured term loan, $37.5 million of aggregate principal amount in a secured revolving credit facility. All Loans under the Credit Agreement will mature in 2029. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of a term loan, at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00% and (b) in the case of a revolving loan, at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00%.

Also, as of September 30, 2023, we had 175,000 shares of the Company’s newly created Cumulative Series A Convertible Preferred Shares. Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designations) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the nine months ended September 30, 2023, accounts receivable, net, increased due primarily to the timing of cash receipts from certain customers combined with $28.1 million of receivables acquired as part of the NIA acquisition.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $40.0 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $21.7 million, collateral for letters of credit required as security deposits for facility leases of $2.1 million, amounts held with financial institutions for risk-sharing arrangements of $16.1 million as of September 30, 2023. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the three and nine months ended September 30, 2023, prepaid insurance increased as a result of higher premiums and acquisition of NIA.

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

Tax Receivables Agreement

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. Payments under the TRA are due within 100 days of filing the Company’s annual U.S. Federal income tax return. The Company has recorded a TRA liability of $112.1 million as of September 30, 2023. See “Part I - Item 1. Financial Statements - Note 15” for further details of the Company’s TRA.

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

Interest Rate Risk

As of September 30, 2023, the Company had cash and cash equivalents and restricted cash and restricted investments of $224.5 million, which consisted of bank deposits with FDIC participating banks of $221.6 million and bank deposits in international banks of $2.9 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of September 30, 2023, we had $173.5 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of September 30, 2023, we had $405.0 million of aggregate principal amount in a secured term loan, $37.5 million of aggregate principal amount in a secured revolving credit facility and $175.0 million of Series A Preferred Stock outstanding, all of which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the term loan, interest is calculated at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 6.00%, or the base rate plus 5.00%, (b) in the case of a revolving loan, interest is calculated at either the Adjusted Term SOFR Rate plus 4.00%, or the base rate plus 3.00% and (c) in the case of the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $4.4 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payor of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation loss of $0.2 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2023, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

On January 20, 2023, we completed the acquisition of NIA. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal controls over financial reporting, we excluded NIA from our evaluation for the period ended September 30, 2023. NIA was acquired during the first quarter of 2023 and is a wholly-owned subsidiary whose total assets excluded from management's assessment represent 32.1% and total revenues excluded from management's assessment represent 11.9% of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2023. We are in the process of integrating NIA into our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 30, 2023, Seth Blackley, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Blackley Plan”). The first possible trade date under the Blackley Plan is December 5, 2023, and the end date of the Blackley Plan is May 31, 2024. The Blackley Plan is solely for the sale of securities to satisfy applicable tax withholding and other obligations upon the vesting of LSUs granted on June 4, 2020, and accordingly the aggregate amount of securities that may be sold is currently unknown as the number will vary based on the market price of the Company’s Class A common stock at the time of vesting.

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

Dated: November 2, 2023