Form 10-K
period 2023-12-31
Evolent Health, Inc.
filed 2024-02-23
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-K
_________________________

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number:  001-37415
_________________________
Evolent Health, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware							32-0454912
(State or other jurisdiction of incorporation or organization)							(I.R.S. Employer Identification No.)

1812 N. Moore Street	,	Suite 1705	,	Arlington	,	Virginia	22209
(Address of principal executive offices)							(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $3.4 billion.

As of February 15, 2024, there were 115,430,107 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 6, 2024, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.
————————————————————————————————————————————————————————

Evolent Health, Inc.

Explanatory Note

In this Annual Report on 10-K, unless the context otherwise requires, “Evolent,” the “Company,” “we,” “our” and “us” refer to the business of Evolent Health, Inc. and its consolidated subsidiaries since their respective dates of acquisition, unless otherwise indicated. In October 2021, we acquired Vital Decisions, a leading provider of technology-enabled advance care planning services. In August 2022, we acquired IPG, a leader in providing surgical management solutions for musculoskeletal conditions. In January 2023, we acquired NIA, a specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine and genetics. Evolent Health LLC, a subsidiary of Evolent Health, Inc. (“Evolent Health LLC”) through which we conduct our operations, has owned all of our operating assets and substantially all of our business since inception. Evolent Health, Inc. is a holding company.

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
•“Evolent Care Partners” means Evolent Care Partners, a wholly-owned subsidiary of the Company;
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
•“IPO” means our initial public offering of 13.2 million shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) at a public offering price of $17.00 per share in June 2015;
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
•“True Health” means True Health New Mexico, Inc., a previously wholly-owned subsidiary of Evolent Health, Inc.;
•“TPG” means TPG Global, LLC and its affiliates including one or both of TPG Growth II BDH, LP and TPG Eagle Holdings, L.P.;
•“TRA” means the Income Tax Receivables Agreement. See “Part II – Item 8. Financial Statements and Supplementary Data - Note 11 & Note 16” for further details of the Tax Receivables Agreement;
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
•changes in general economic conditions nationally and regionally in our markets, including increasing inflationary pressures and economic and business conditions and the impact thereof on the economy resulting from public health emergencies, epidemics, pandemics or contagious diseases;
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
•the conditional conversion features of the 2025 Notes and the 2029 Notes (as defined below), which, if triggered, may adversely affect our financial condition and operating results;
•interest rate risk under the Credit Agreement (as defined below) and the terms of our Cumulative Series A Convertible Preferred Shares, par value $0.01 per share (“Series A Preferred Stock”);
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

PART I - FINANCIAL INFORMATION

Item 1. Business

Market Opportunity

Evolent is a market leader in connecting care for people with complex conditions like cancer, cardiovascular disease, and musculoskeletal diagnoses. We work on behalf of health plans and other risk-bearing entities and payers (our customers) to support physicians and other healthcare providers (our users) in providing high quality evidence-based care to their patients. We believe adherence to evidence-based clinical pathways supports better outcomes for patients, a better experience for physicians, and lower costs for the healthcare system overall.

Specialty care represents a significant and fast-growing portion of healthcare costs in the U.S., driven in part by the pace of development of new therapies and treatments. To manage these increasing costs, some health plans and other risk-bearing entities historically deployed cost containment strategies that can limit access to care and operate in narrow silos (for example, prior authorization for radiological studies being considered independently from a comprehensive chemotherapy regimen). We believe Evolent can bring an integrated approach to a patient’s condition across multiple specialties, using technology to recommend our evidence-based clinical pathways in a way that provides rapid feedback to the provider, seeks to remove barriers to care, and aligns financial incentives with the best evidence. As a result of this approach, we have seen as much as a 30% increase in adherence to best evidence for populations that we manage.

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

As of January 1, 2023, we began managing our operations and allocating resources across one segment, instead of two. We now provide a broad spectrum of specialty care management services in oncology, cardiology, musculoskeletal markets and holistic total cost of care management along with an integrated platform for health plan administration and value-based business infrastructure under one go to market package.

Our Solutions

We have three primary solutions: (i) specialty care management services, (ii) total cost of care management and (iii) administrative services. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one, or multiple types of solutions, depending on their specific needs.

Specialty Care Management Services Solution

The foundation for our specialty care management services solution was our acquisition in 2018 of New Century Health, a national leader in managing specialty care for Medicare members under performance-based and technology and services arrangements. Since then, we have continued to invest in the solution to broaden, deepen, and scale its capabilities. Today we focus on the oncology, cardiology, and musculoskeletal markets, supported by diagnostics like radiology and genetic testing, with the objective of helping providers and payers deliver higher quality, more affordable care. In addition, we provide comprehensive quality management for oncology and cardiology patients from diagnosis through advance care planning services as well as identifying high quality, lowest cost of care for outpatient orthopedic surgeries.

We provide a differentiated approach by (i) assembling networks of high-performance providers, (ii) designing evidence-based clinical pathways and (iii) deploying proprietary specialty care management technology.

(i)Assembling high-performance provider networks

We develop high-performance provider networks with tools, capabilities and incentives to align and support physicians and other healthcare providers. We develop and manage comprehensive specialty networks, provide physician engagement and support and identify provider financial incentive alignment. Key features include:

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

(ii)Designing evidence-based clinical pathways

We design high-quality evidence-based clinical pathways to drive provider behavior towards improved quality of care at a lower cost. The transparent pathway development process for our specialty care management service solution’s health focal areas, oncology and cardiology, is designed to achieve the following objectives:

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

(iii)Deploying proprietary specialty care management technology

Our legacy New Century Health business leverages a custom specialty care management workflow platform, CareProTM, to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners. Key attributes include:

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

Administrative Services

Our administrative services solution includes our integrated value-based care platform designed to help our customers manage and administer patient health in a more cost-effective manner. We have invested in our primary platform to facilitate value-based care business models for health plans called Identifi® along with our clinical solutions to offer an integrated value-based care platform.

Our comprehensive health plan administration services help regional and national payers and providers assemble the infrastructure required to operate, manage and capitalize on a variety of financial and administrative management services, such as health plan services, risk management, analytics and reporting and leadership and management. Historically, the economic model of this solution is primarily fee-based with defined service-level agreements around key operating metrics. The administrative services provided by the Company include:

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

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our partners and other third parties to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical workflows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our services and increase the effectiveness of our partners’ existing technology architecture. In addition, Identifi® provides support and value to our specialty care management services and total cost of care management customers in a limited fashion. Highlights of the capabilities of Identifi® include the following:

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

Sources of Revenue

The majority of our revenue is derived from recurring multi-year contracts which we believe enables us to have strong visibility into future revenue. Revenue from our Specialty Technology and Services Suite is derived from non-capitation arrangements under our specialty care management solution. Revenue from our Performance Suite includes services provided through capitation arrangements where we assume responsibility for the cost of medical claims under our scope. This revenue is derived from arrangements under our specialty care management solution and our total cost of care management solution. Administrative Services revenue is derived from recurring multi-year platform and operations contracts under our administrative services solution. Generally, for our Performance Suite, Specialty Technology and Services Suite and Administrative Services revenue, we are paid a fixed fee per member per month. Also included in our specialty care management services solution are certain services billed on a per-case basis and presented as Cases. The amount of revenue in a given contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, commercial) and (iii) the depth and breadth of the services and technology applications that our partners utilize from us.

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

Significant Activities

Acquisition of Vital Decisions

On August 2, 2021, the Company, through a wholly owned subsidiary, entered into a definitive agreement for the Company to acquire Vital Decisions. On October 1, 2021, we consummated the acquisition of Vital Decisions for $46.5 million in cash and the issuance of 1.8 million shares of Class A common stock. Vital Decisions is part of Evolent’s specialty care management services solution.

Acquisition of IPG

On June 24, 2022, the Company, through a wholly owned subsidiary, entered into a definitive agreement for the Company to acquire IPG. On August 1, 2022, we consummated the acquisition of IPG for $256.5 million in cash and the issuance of 3.7 million shares of Class A common stock. IPG is part of Evolent’s specialty care management services solution. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional discussion regarding the IPG transaction.

Acquisition of NIA

On November 17, 2022, Evolent Health LLC and the Company entered into a definitive agreement for the Company to acquire NIA. On January 20, 2023, we consummated the acquisition of NIA for $387.8 million in cash consideration, which was financed in part with $265.0 million in debt borrowed from affiliates of Ares Capital Corporation (“Ares”) and the proceeds from the sale of an aggregate 175,000 shares of the Company’s Series A Preferred Stock, resulting in gross proceeds of $168.0 million, and stock consideration of 8.5 million shares of Class A common stock issued to the seller. NIA is part of Evolent’s specialty care management offering. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional discussion regarding the NIA acquisition.

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

We leverage a custom workflow platform, CareProTM, as part of our Specialty Technology and Services Suite, to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners.

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

Proven Leadership Team

We have made a significant investment in building an industry-leading management team. Our senior leadership team has extensive experience in the health care industry and a track record of delivering measurable clinical, financial and operational improvement for health care providers and payers. Our Chief Executive Officer, Seth Blackley, had served as our President since August 2011. Prior to co-founding the Company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011. Our President, Dan McCarthy, served as the New Century Health’s Chief Executive Officer since 2019 and held multiple leadership roles within Evolent since joining the Company in 2014. Prior to joining the Company, Mr. McCarthy was a leader at McKinsey & Company’s healthcare practice. Our Chief Financial Officer, John Johnson, served as the acting Chief Financial Officer for New Century Health along with various roles within the Company since 2016.

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
•additional Specialty Technology and Services Suite lines of business beyond oncology, cardiology and musculoskeletal, including kidney and fetal-maternal medicine care;
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
•On January 20, 2023, we completed the acquisition of NIA (also known as “Magellan Specialty Health”), the specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine, and genetics.

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

Our contracts governing the relationships with our partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, exclusivity clauses and right of first refusal clauses. Typically, these contracts provide for a monthly payment calculated based on a specified rate multiplied by the number of members that our partners are managing. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of our solutions they are utilizing. In some cases, we are responsible for paying for all, or substantially all, of the cost of care for a defined scope of health care services out of the revenue we receive. Some of our contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. We monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and we will be subject to financial penalties. The initial terms of New Century Health contracts, including contracts of IPG and Vital Decisions, typically are multi-year. While they typically contain year-to-year renewal provisions, we cannot assure you any or all of these contracts will be renewed in any particular year. NIA’s contracts with partners typically have stated terms of one to three years, and in certain cases contain renewal provisions (at the partner’s option) for successive terms of between one and two years (unless terminated earlier). Substantially all these contracts may be immediately terminated with cause and many of NIA’s contracts are terminable without cause by the customer or NIA either upon the giving of requisite notice and the passage of a specified period of time (typically between 30 and 180 days) or upon the occurrence of other specified events.

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

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In particular, prior authorization standards and requirements, including Medicaid and Medicare programs, have come under increased scrutiny at the state and federal level. Many states have proposed, and some have passed, bills which prescribe how providers and services which meet certain approval rates become exempt from prior authorization for a period of time. Medicare Advantage Organization (“MAOs”) utilization management practices have been the focus of a 2022 report by the Department of Health and Human Services Office of Inspector General as well as new final rules by (CMS-4201-F and CMS-0057-F). CMS-4201-F, effective calendar year 2024, imposes several requirements on MAOs with respect to their use of prior authorization. CMS-0057-F further imposes stricter medical necessity decision timeframes on federal managed care programs, effective CY 2026, as well as complex technical interface requirements for Medicare and Medicaid which are to facilitate increased data sharing between managed care plans, enrollees and providers and streamline the prior authorization process.

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

Fraud, Waste and Abuse Laws

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, the ACA’s Health Insurance Marketplace (“Health Insurance Marketplace”) and commercial products. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. The fraud, waste and abuse laws include federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The United States federal health care programs’ Anti-Kickback Statute makes it unlawful for individuals or entities knowingly and willfully to solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program or the purchase, lease or order, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service, or item for which payment may be made in whole or in part under a federal health care program. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from federal health care programs. If an arrangement falls outside the safe harbors, it must be evaluated on its specific facts to assess whether regulatory authorities might take the position that one purpose of the arrangement is to induce referrals of federal health care program business. Our business arrangements may implicate the Anti-Kickback Statute, and we evaluate whether investment and compensation arrangements being developed by us on behalf of clients and providers fall within one of the safe harbors or Medicare Shared Savings Program waiver. If not, we consider the factors that regulatory authorities are likely to consider in attempting to identify the intent behind such arrangements. We also design business models that reduce the risk that any such arrangements might be viewed as abusive and trigger Anti-Kickback Statute claims.

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

Privacy and Data Security

We are subject to various federal, state and local laws and rules regarding the use, security and disclosure of protected health information, personal information, and other categories of confidential or legally protected data that we handle. Such laws and rules include, without limitation, HIPAA, the Federal Trade Commission Act, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (Gramm-Leach-Bliley Act), and state privacy and security laws such as the California Privacy Rights Act. Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to the U.S. Department of Health and Human Services, the Federal Trade Commission, state attorneys general and other state regulators.

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

However, these intellectual property rights and procedures may not prevent others from creating a competitive online presence or otherwise competing with us. We may be unable to obtain, maintain and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations. For additional information related to our intellectual property position see “Part I - Item 1A. Risk Factors - Risks relating to Data Protection, Privacy, Cybersecurity, Intellectual Property and Technology.”

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

Human Capital Management

We believe our people differentiate our business and power our mission. As of December 31, 2023, we had approximately 4,700 global employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. Our primary human capital objective is to attract, retain and develop great talent that is committed to our mission and business objectives. We focus on the following areas to this strategy:

•Talent Attraction, Selection, and Hiring
•Employee Compensation and Incentives
•Employee Training and Career Development
•Employee Well Being
•Diversity, Equity and Inclusion (“DEI”)

Talent Attraction, Selection, and Hiring

We seek to source the right talent by looking at both internal and external talent pools.

We make key investments in tools and resources to help engage and attract talent through modern recruitment practices. This includes in-bound (job postings/ referrals) and outbound (outreach to passive talent) strategies aimed at casting a wide net to engage the best talent available to us. We are rigorous in our selection process to facilitate alignment with our company values and core needs of teams. And finally, we conduct background checks and have a comprehensive onboarding program.

Employee Compensation and Incentives

We aim to attract and retain the highest caliber of health care talent. We believe in pay for performance and structure our compensation to annually incentivize and reward high performance. We periodically review and evaluate our compensation and pay practices for market competitiveness.

Employee Growth and Development

We believe the continued growth and development of our talent is critical to maintaining our success and growth as a company. We have established a global talent management approach to invest in our employees’ ongoing learning and to identify and develop talent that accelerates our business. We support a culture of growth and development through engaging and relevant resources including Evolent-exclusive live learnings and curated, on-demand content through LinkedIn Learning. These resources are available to all employees through our online learning center. We also believe in providing challenging and diverse experiences and opportunities to our people to help them develop and grow in their skills and impact. We rely on shared values and a leadership framework to create an environment with clear expectations and where everyone has the opportunity to develop and grow.

Additionally, we continue to deepen our internal mobility program, initially launched in 2020, aimed at retaining talent. The program gives employees the visibility and opportunity to apply for positions within their current teams as well as companywide. Our commitment to posting open vacancies across the organization on our internal jobs board allows us to identify well-qualified internal talent and assess their readiness for the next step in their career. We believe this not only benefits the personal growth of our employees but allows Evolent to retain key talent.

Employee Well-Being

Our approach to employee well-being reflects the spirit of our mission to change the health of the nation. We believe that we have a responsibility to support our people’s health and well-being. We provide our employees with benefits including medical insurance, dental, vision, paid time off, and 401k plan with company match for eligible employees. In addition, we offer fertility support, bariatric surgery, diabetes, and hypertension program offerings, as well as 100% paid pregnancy leave and parental leave. Employees and their families can access mental health resources as part of their benefits, covering a spectrum of mental wellness needs. In addition, we have an active employee listening strategy, including employee surveys, personal impact days to promote social improvement engagement, an employee relief fund, holistic wellness initiatives during the year that include yoga, cooking sessions, meditation, and wellness challenges.

Diversity, Equity and Inclusion

Evolent stands firm behind its commitment to DEI efforts, and overall non-discrimination practices. Evolent is an equal opportunity employer and works to create an environment where diverse perspectives can belong, grow, and lead regardless of gender, national origin, ethnicity, or other protected class. Our focus on building a diverse, equitable and inclusive culture has included executive coaching and development programming that supports diverse talent, leadership training in DEI throughout the organization and the hiring of a Head of Diversity, Equity and Inclusion. Additionally, we have strengthened our key talent processes (hiring, performance reviews) with the objective of supporting data-based decision making. The table below presents certain demographic data based on our latest engagement surveys for each of the respective years below (results are based on self-identification):

	December 31,
	2023	2022	2021
Gender (global representation)
Women	68%	62%	62%
Men	32%	38%	38%
Racial and ethnic minorities (U.S. representation)
Black or African American	21.4%	22.2%	21.8%
Asian	10.8%	12.6%	13.8%
Hispanic or Latino	11.7%	14.1%	12.1%
Two or more races	3.0%	2.8%	2.7%
American Indian or Alaska Native	0.4%	0.3%	0.2%
Native Hawaiian or Other Pacific Islander	0.4%	0.4%	0.4%
Leadership Representation (Managing Director level or above)
Women	50%	48%	50%
Racial and ethnic minorities	30%	28%	29%
Employee self-identification (U.S. representation)
LGBTQ+	11.3%	8.7%	7.2%
Veteran	10.1%	2.0%	2.4%
Disabled Individual	13.9%	7.8%	4.8%

Information about our Executive Officers

Our executive officers as of February 22, 2024, were as follows:

Name	Age	Position
Seth Blackley	45	Chief Executive Officer
Dan McCarthy	39	President
John Johnson	40	Chief Financial Officer
Emily Rafferty	41	Chief Operating Officer
Jonathan Weinberg	56	General Counsel
Aammaad Shams	40	Chief Accounting Officer

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

Dan McCarthy has served as our President since September 2022. Prior to his role as President, Mr. McCarthy was the New Century Health Chief Executive Officer since 2019, and prior to that held multiple leadership roles within Evolent since joining the Company in 2014. Mr. McCarthy came to Evolent from McKinsey & Company, where he was a leader in the firm's health care practice. Mr. McCarthy holds an M.B.A. from Harvard Business School, where he was a Goldsmith Fellow, and received a B.A. from Georgetown University.

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

Emily Rafferty has served as our Chief Operating Officer since July 2023. Prior to her role as Chief Operating Officer, Ms. Rafferty held multiple leadership roles within the Company, including President and Chief Operating Officer of Evolent Health Services, a former reporting segment of the Company, from September 2020 to June 2023, President. Market Operations and Pharmacy Services, from February 2018 to July 2019, and Senior Vice President, Advisory Services, from October 2016 to January 2018. Prior to joining the Company, Ms. Rafferty was Vice President of Provider Consulting at Optum, working closely with health systems in revenue-cycle strategy and process design, inclusive of clinical documentation improvement. Ms. Rafferty holds a B.B.A. in economics and management from University of Iowa and completed the Executive Development Program at the Wharton School of the University of Pennsylvania.

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

Website to Access Our Reports

Our internet website address is www.evolent.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at ir.evolenthealth.com contains a significant amount of information about us, including financial and other information for investors. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, investor presentations, financial information and corporate governance practices. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

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
•Failure to accurately predict our exposure under performance-based contracts could result in a reduction in profitability.
•If we fail to effectively manage our growth and costs, our business could be harmed.
•Public health emergencies have adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers.
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
•If we do not continue to attract new partners and successfully capture new opportunities with new or existing partners, we may not achieve our financial projections, and our results of operations would be harmed.
•The costs of compliance with sustainability or other environmental, social responsibility or governance laws, regulations, or policies, including investor and client-driven policies and standards, could adversely affect our business.
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
•We are subject to data privacy and protection laws.
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
•The conditional conversion feature of the 2025 Notes and the 2029 Notes (each as defined below), if triggered, may adversely affect our financial condition and operating results.
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

The successful integration of the NIA business and operations into those of our own, and our ability to realize the expected synergies and benefits of the NIA acquisition are subject to a number of risks and uncertainties, many of which are outside of our control. We have been and may continue to be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses, and realizing the anticipated cost synergies, include, among other things:

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

The historical audited and unaudited financial information of NIA that was included in Amendment Nos. 1 and 2 filed with the SEC on September 26, 2023 and October 16, 2023, respectively, to our Current Report on Form 8-K filed with the SEC on January 23, 2023, and our Current Report on Form 8-K filed with the SEC on November 3, 2023 (collectively, the “NIA Historical Financial Statements”), was prepared on a carve-out basis from Centene Corporation (“Centene”), which required certain assumptions and estimates based on accounting data extracted from accounting data books that were used when preparing the consolidated financial statements of Centene.

Accordingly, the NIA Historical Financial Statements were derived from the historical accounting records of Centene, and we anticipate that significant changes will occur in NIA’s cost structure, financing and business operations as a result of our operation of it as part of our larger corporate organization. Such historical financial information may therefore not reflect what NIA’s results of operations, financial position or cash flows would have been had it been a standalone company during the periods presented, or what they would have been had NIA been operated by us as part of our larger corporate organization during the periods presented, and may not be indicative of what NIA’s results of operations, financial position or cash flows will be in the future. In addition, our accounting policies may differ from those reflected in the carve-out financial statements.

The pro forma financial information related to the NIA acquisition was prepared for informational purposes only and may not be an indication of our financial condition or results of operations in the future.

The unaudited pro forma condensed combined financial statements included in Amendment Nos. 1 and 2 filed with the SEC on September 26, 2023 and October 16, 2023, respectively, to our Current Report on Form 8-K filed with the SEC on January 23, 2023, and our Current Report on Form 8-K filed with the SEC on November 3, 2023, were presented for informational purposes only and are not necessarily indicative of what our actual financial condition or results of operations would have been had the NIA acquisition, Amendment No. 1 to the Credit Agreement (as defined below) and sale of the Series A Preferred Stock been completed on the date indicated. The assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our financial condition or results of operations. Accordingly, our financial condition and results of operations in the future may not be consistent with, or evident from, such pro forma financial information.

Risks relating to our Business and Industry

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with a significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue. Our three largest partners in terms of revenue, Cook County Health and Hospitals System, Molina Healthcare, Inc. (“Molina”) and Humana Insurance Company comprised 15.7%, 13.5% and 12.0%, respectively, of our revenue for the year ended December 31, 2023. In addition, our partnership with Centene has grown, both as a result of the NIA acquisition and from other partnership opportunities. The loss of any of these partners, or any other significant partner, pursuant to a reprocurement process or otherwise, or the non-renewal or renegotiation of any of our significant partner contracts, could adversely affect our results.

In the ordinary course of business, we engage in active discussions and renegotiations, and at times we are required to participate in reprocurement or other request for proposal (“RFP”) exercises with our partners in respect of the services we provide and the terms of our partner agreements, including our fees. Certain of our partners are subject to Medicaid health plans with state contracts that come up for renewal from time to time and can be subject to an RFP process. If a partner loses its contract or an RFP process it would cause the Company to lose that portion of the customer’s business. In addition, we may not successfully win new contracts or renewals of existing contracts through competitive market standard reprocurement or RFP processes. As partners’ businesses respond to market dynamics and financial pressures, and as partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our and NIA’s partners have renegotiated or terminated, or not renewed, and we expect that in the future additional partners will, from time to time, seek to renegotiate or terminate or not renew their agreements with us. The impact of these actions have included, and in the future could include making organizational changes across our business as well as other profitability initiatives that may result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives and could result in reductions to the fees and changes to the scope of services contemplated by our original partner contracts and consequently have and could negatively impact our revenues, financial results (including potential impairments), business and prospects.

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

The rapidly evolving nature of the markets in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our solutions caused by lack of acceptance, technological challenges, competing offerings or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. For example, a significant portion of our revenue is derived from partners in the managed care industry, including risk bearing providers and national and regional managed care payers. Changes in this industry’s business practices could negatively impact our financial results. For example, if our managed care partners seek to provide services directly to their subscribers instead of contracting with us for such services, we could be adversely affected.

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

Because some of our partners are participants in governmental programs, our solutions have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and other standards and requirements. As a result of surveys or audits, we may incur fines and penalties, and could be excluded from participating in one or more programs or institute other sanctions against us if we fail to comply with CMS regulations or Medicare and Medicaid contractual requirements.

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In particular, prior authorization standards and requirements, including Medicaid and Medicare programs, have come under increased scrutiny at the state and federal level. Many states have proposed, and some have passed, bills which prescribe how providers and services which meet certain approval rates become exempt from prior authorization for a period of time. Medicare Advantage Organization (“MAOs”) utilization management practices have been the focus of a 2022 report by the Department of Health and Human Services Office of Inspector General as well as new final rules by (CMS-4201-F and CMS-0057-F). CMS-4201-F, effective calendar year 2024, imposes several requirements on MAOs with respect to their use of prior authorization. CMS-0057-F further imposes stricter medical necessity decision timeframes on federal managed care programs, effective CY 2026, as well as complex technical interface requirements for Medicare and Medicaid which are to facilitate increased data sharing between managed care plans, enrollees and providers and streamline the prior authorization process.

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

Furthermore, in April 2020, Congress enacted the Families First Coronavirus Response Act, which requires Medicaid programs to keep individuals continuously enrolled through the end of the month in which the COVID-19 public health emergency (the “PHE”) is terminated. The PHE was most recently re-extended on October 13, 2022 through January 11, 2023. On January 30, 2023, President Biden stated that the PHE would terminate on May 11, 2023. Since the PHE extension ended on May 11, 2023, and Medicaid redeterminations resumed, certain of our partners have experienced a decrease of enrolled lives, which may decrease the numbers of lives on our platform and which would impact the revenues derived from such partners.

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

Investigating and prosecuting healthcare fraud, waste and abuse continues to be a top priority for state and federal law enforcement entities. The focus of these efforts has been directed at Medicare, Medicaid, Health Insurance Marketplace and commercial products. Compliance with these laws may require substantial resources. We are constantly looking for ways to improve our fraud, waste and abuse detection methods. The fraud, waste and abuse laws include In the United States, there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. In addition to these health care laws and regulations, we are subject to various other laws and regulations, including, among others, other aspects of state insurance laws, the Stark Law relating to self-referrals, the whistleblower provisions of the False Claims Act, anti-kickback laws, antitrust laws and the privacy and data protection laws. The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The “qui tam” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. Our activities relating to the way we sell and market our services, including our risk adjustment solution, may be subject to scrutiny under these laws. The Stark Law is relevant to our business because we frequently organize arrangements of various kinds under which (a) providers and hospitals jointly invest in and own ACOs, clinically integrated networks and other entities that engage in value-based contracting with third-party payers or (b) providers are paid by hospitals or hospital affiliates for care management, medical or other services related to value-based contracts. We evaluate when these investment and compensation arrangements create financial relationships under the Stark Law and design structures that are intended to satisfy exceptions under the Stark Law or Medicare Shared Savings Program waiver. We have identified instances of noncompliance in the past and cannot guarantee that we will not identify other instances in the future, or the outcome of any regulatory investigation into any non-compliance. If we were to become subject to litigation, liabilities or penalties under these or other laws or as part of a governmental review or audit, our business could be adversely affected.

If we are unable to offer new and innovative products and services or our products and services fail to keep pace with advances in industry standards, technology and our partners’ needs, our partners may terminate or fail to renew their relationships with us and our revenue and results of operations may suffer.

Our success depends on providing high-quality products and services that health care providers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology, including artificial intelligence, and increasingly sophisticated and varied partner needs, our existing technology could become undesirable or obsolete, which could harm our reputation. We must continue to invest significant resources in our personnel and technology, including artificial intelligence, in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing partners and potential new partners will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing partners or potential new partners, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to partner preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing partners or be unable to obtain new partners and our results of operations may suffer. In addition, should any of our partners terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other partners over that same period of time. In some cases, we price our services based on expectations of long-term relationships with our partners. When a partner terminates the relationship earlier than we had expected, we lose the resources invested in that relationship as well as the upside benefits we had anticipated.

We also engage third-party vendors to develop, maintain and enhance the technology we use in our solutions, and our ability to develop and implement new technologies is therefore dependent on our ability to engage suitable vendors. We may also need to license software or technology from third parties in order to maintain, expand or modify our technology-enabled services platform. However, there is no guarantee we will be able to enter into such agreements on acceptable terms or at all. The functionality of our services platforms depends, in part, on our ability to integrate with third-party applications and data management systems that our partners use and from which they obtain data. These third parties may terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications, data management systems and application programming interfaces and access to those applications and platforms in an adverse manner.

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

We continuously evaluate potential acquisition targets and investments as well as opportunities to divest of non-core assets. However, there can be no assurance that any of these potential acquisitions, investments or divestitures will be consummated. Acquisitions, investments and alliances, including our acquisitions of NIA, Vital Decisions, and IPG, could result in numerous risks to our business which could negatively impact our financial condition and results of operations, including:

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
•    unanticipated financial losses in the acquired business, including the risk of higher-than-expected health care costs;
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

We have also entered into a number of joint ventures, some of which include put or call features under which we could be forced to extend purchase or buy interest from our joint venture partner. Conflicts or disagreements between us and any joint venture partner may negatively impact the benefits expected to be achieved by the joint venture or may ultimately threaten the ability of such joint venture to continue. We are also subject to additional costs, risks and uncertainties because we may be dependent upon and subject to the liability, losses or reputational damage relating to joint venture partners that are not entirely under our control. We may be required to, or may determine to, incur expenses related to our joint venture investments that we do not anticipate or that may not deliver the level of returns that we expect, in lieu of a put requirement or otherwise.

In connection with these acquisitions, investments, alliances or joint ventures, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock (as we have done in prior transactions, including the acquisition of NIA) that would dilute our current stockholders’ ownership.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by partners’ health care plans each month, expansion of partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partners’ plans were to be reduced by a material amount, or if member enrollment numbers in new plans are lower than expected, such decrease would lead to a decrease in our expected revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the partners’ continued participation in specified payer programs over which we have no control. If a partner ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract.

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

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of partners to control and, if necessary, reduce health care costs, all of which are out of our control. We are unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general. For example, our partners may receive less Medicaid-based revenue following the Biden administration’s termination of the PHE as a result of and state Medicaid redeterminations. Because certain partners’ revenues are highly reliant on third-party payer reimbursement funding rates and mechanisms, overall reductions of rates from such payers could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. See “Risk factors-The health care regulatory and political framework is uncertain and evolving” for additional information.

Failure to accurately predict our exposure under performance-based contracts could result in a reduction in profitability for our specialty care management services solution.

We deploy our specialty care management services solution in capitation arrangements, which we call the Performance Suite, where we are paid a fixed fee per member per month and assume responsibility for the cost of medical claims under our scope. If the Company is unable to accurately predict our exposure under the health care cost risk and control associated costs, for example due to changes in the delivery system; changes in utilization patterns, including post-pandemic as we may experience increased utilization due to higher demand for elective procedures that were not performed during the pandemic; changes in the number of members seeking treatment; unforeseen fluctuations in claims backlogs; unforeseen increases in the costs of the services; the occurrence of catastrophes; regulatory changes; and changes in benefit plan design, the Company’s profitability could decline. In addition, when we enter new or less mature specialty markets, and as our products evolve, it may be difficult for us to predict our exposure under performance-based contracts and our contracts may be less profitable than we expect. We are also dependent on our customers to provide us with accurate and timely information which we cannot control. Moreover, costs of providing oncology, cardiology, radiology (including advanced imaging), musculoskeletal, physical medicine, genetics and other specialties are very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. When generic drugs are not available or there are shortages, this has increased and in the future may increase our costs, and has impacted and in the future may impact our profitability. Further, the competitive environment for our performance-based products, and customer demands or expectations as to margin levels could result in pricing pressures which could cause us to reduce our rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trend could result in a decrease of our profitability and operating margins.

If we fail to effectively manage our growth and cost structure, our business and results of operations could be harmed.

We have expanded our operations and the number of lives on our platform has grown significantly since our inception, organically as well as through acquisitions. If we do not effectively manage our growth and maintain an efficient cost structure as we continue to expand, the quality of our solutions could suffer. Our growth to date, including as a result of our acquisition of NIA, has increased the significant demands on our management, our operational and financial systems and infrastructure and other resources. We must also continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. For example, as we expand into and across jurisdictions, if we do not comply with local clinical licensure laws in the provision of our services, our results of operations and reputation could be harmed. If we do not successfully manage these processes, including the timely management of providers and processing of claims on behalf of our partners, care could be delayed, we could suffer reputational harm and our business and results of operations could be harmed including as a result of potential penalties under partner contracts.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation (“FDIC”) only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Recently, we have seen the abrupt failure of more than one regional bank. Although we did not experience any loss related to these failures, if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in our value.

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have adversely affected, and could in the future, adversely affect our business and the business of our partners.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, adversely affect our business and the business of our partners. The extent to which an epidemic, pandemic or similar serious public health issue could impact our business, results of operations, financial condition and liquidity or the business of our partners will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the epidemic, pandemic or similar public health issue; government, business and individual actions that taken in response; the impact of the public health issue on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; limitations on operations requiring employees to perform their duties in-person; and disruptions in the healthcare markets, including state Medicaid agencies. Additionally, the increased number of employees who work remotely during a public health emergency or outbreak could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. In addition, the risks and uncertainties described elsewhere in this “Risk Factors” section may be exacerbated by an epidemic, pandemic or similar serious public health issue.

Our offshore support and professional services may prove difficult to manage or may not allow us to realize our cost reduction goals.

We use certain offshore resources to provide certain support and professional services, which requires technical and logistical coordination. If we are unable to maintain acceptable standards of quality in support and professional services, our attempts to reduce costs and drive growth through margin improvements in technical support and professional services may be negatively impacted, which would adversely affect our results of operations. Our offshore resources, and their ability to provide support and professional services to our domestic operations, are subject to domestic regulation at the federal, state and local levels. In certain cases, those regulations restrict or prohibit us from using our offshore resources. In addition, our ability to use offshore resources is limited by or subject to approval pursuant to certain partner contracts. As a result, we may not be able to reduce costs for our domestic operations or fully realize our margin improvement goals, which could adversely affect our results of operations.

If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly-skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified talent in our industry is intense, particularly in the last several years. The market to build, retain and replace talent has become even more highly competitive, and many of the companies with which we compete for personnel have greater financial and other resources than we do.

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

The Company has one reporting unit. Our total assets include substantial goodwill and intangible assets. As of December 31, 2023, we had $1.1 billion and $0.8 billion recorded as goodwill and intangible assets on our balance sheet, respectively. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.

While our annual goodwill impairment test is conducted annually on October 31, we have processes in place to monitor for interim triggering events. Under GAAP, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include macroeconomic conditions, industry and market considerations, our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events including changes in strategy, partners or litigation. A significant change to the estimates and assumptions we use as part of the discounted cash flow analyses and market multiple analyses we use to estimate reporting unit fair values could cause the estimated fair value of our reporting unit and intangible assets to decline and increase the risk of an impairment charge to earnings. A detailed discussion of our impairment testing is included in “Part II - Item 8. Financial Statements and Supplementary Data - Note 9.”

When other indications of impairment exist, we may be required to recognize additional impairments in the future as a result of market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations.

We may need to obtain additional financing which may not be available or, if it is available, may result in a reduction in the ownership of our stockholders.

We may need to raise additional funds in order to:

•    finance unanticipated working capital requirements;
•    develop or enhance our technological infrastructure and our existing solutions;
•    fund strategic relationships, including joint ventures and co-investments;
•    fund additional implementation engagements;
•    acquire complementary businesses, technologies, products or services; or

•    refinance existing debt.

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

We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations in the future, including potential claims against us by our partners, with or without merit. Some of these matters and claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims or other matters that may arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our Class A common stock. Certain litigation, proceedings, government inquiries, reviews, audits or investigations or the resolution of such matters may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with our partners. Some of our partners undertake a significant and prolonged evaluation process, often to determine whether our solutions meet their unique health system needs, which has in the past resulted in extended periods of time to establish a partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our solutions. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. If we are unable to sell additional solutions to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. For example, some of our partnerships require significant upfront investment including, in the case of new markets, investments in infrastructure to meet readiness and operating requirements which have outpaced our revenue growth. Under the Accounting Standards Codification (“ASC”) Topic 606 revenue standard, certain set up costs we incur during the implementation phase may be deferred into the platform and operations phase, potentially along with associated revenues. If the economics of a partnership change such that we are unlikely to fully recover those costs, we may be required to write off a portion or all of those deferred costs and revenues and our operating results may suffer. In addition, we estimate the costs and timing for completing the transformation phase of relevant partner relationships. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

If we do not continue to attract new partners and successfully capture new opportunities with new or existing partners, we may not achieve our financial projections, and our results of operations would be harmed.

In order to grow our business, we must continually attract new partners and successfully capture new opportunities, including by further penetrating our existing partner base. Our ability to do so depends on our ability to perform well under existing contracts and maintain our reputation, as well as the success of our sales and marketing efforts. Potential partners may seek out other options. Therefore, we must demonstrate that our products and services provide a viable solution for potential partners. If we fail to provide high-quality solutions and convince individual partners of our value proposition, we may not be able to retain existing partners, further penetrate existing partners, or attract new partners. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of the market for our products and services due in part to the rapidly evolving nature of the health care and technology industries and the substantial resources available to our existing and potential competitors. If the market for our products and services declines or grows more slowly than we expect, if we fail to successfully convert new growth opportunities or if the number of individual partners that use our solutions declines or fails to increase as we expect, our revenue, results of operations, financial condition, business and prospects could be harmed.

As we enter into an increasing number and variety of risk sharing arrangements with partners, our revenues and profitability could be limited and negatively impacted.

We incorporate certain risk sharing arrangements as part of our contractual arrangements with certain partners, and we expect to enter an increasing number and variety of risk sharing arrangements in the future. As an example, as part of our strategy to support certain partners, we entered into upside and downside risk-sharing arrangements. Through our Performance Suite, we take on members from payers through performance-based arrangements where we assume risks related to pricing of contracts. We may incur losses under these arrangements if we are unable to adjust our rates if faced with increased costs related to patient care or pharmaceutical products.

As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. As of December 31, 2023, the Company had approximately $16.2 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital. These and any other potential risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects.

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

Our estimates of the market opportunities for our solutions are based on the assumption that the strategic approaches we offer will be attractive to potential partners. Potential partners may pursue different strategic options, or none at all. In addition, our assumptions could be impacted by changes to health care laws and regulations as a result of upcoming presidential and congressional elections or otherwise. If our assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

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

The costs of compliance with sustainability or other environmental, social responsibility or governance laws, regulations, or policies, including investor and client-driven policies and standards, could adversely affect our business.

As a non–manufacturing service business, we have to date been less impacted from laws and regulations related to sustainability concerns or other environmental, social responsibility or governance (“ESG”) laws, regulations, or policies. However, we may need to incur ESG related costs indirectly in response to our customers or shareholders. Increasingly our customers and shareholders expect that we meet environmental, social responsibility, sustainability or other business policies or standards, which may be more restrictive than current laws and regulations, before they commence, or continue, doing business with us or investing in our common stock. Our compliance with these policies and related requirements could be costly, and our failure to comply could adversely affect our business relationships or reputation.

Consolidation in the health care industry could have a material adverse effect on our business, financial condition and results of operations.

Many health care industry participants and payers are consolidating to create larger and more integrated health care delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the health care industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as health care providers consolidate to create larger and more integrated health care delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our solutions. Consolidation may also result in the acquisition or future development by our partners of products and services that compete with our solutions. Finally, if any of our partners were to be acquired or otherwise change ownership, we cannot assure you that the new owner would not seek to renegotiate or terminate their agreements with us. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

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

We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater brand recognition, have larger client bases and have substantially greater financial, technical and marketing resources. The entrance or expansion of these larger companies in the managed healthcare industry (including our customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures we face and could limit our ability to maintain or increase our rates. If this happens, our profitability could be adversely affected. In addition, if we do not adequately respond to these competitive pressures, it could cause us to be unable to maintain our current contracts or obtain new contracts. Other competitors have proprietary technology that differentiates their product and service offerings from ours. Our competitors are constantly developing products and services that may become more efficient or appealing to our existing partners and potential partners. Additionally, some health care information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by health care providers. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, take advantage of acquisitions and other opportunities more readily, undertake more extensive marketing campaigns for their brands, products and services, more successfully utilize developing technology, including data analytics, artificial intelligence, and machine learning, and make more attractive offers to our existing partners and potential partners.

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

We support provider-sponsored health plans with Medicare Advantage, Medicaid and exchange products, as well as health systems and provider groups participating in payer-delegated risk arrangements or in the CMS Next Generation ACO Model. We anticipate that CMS and other governmental payers will continue to review and audit the results of our services including risk adjustment offerings, with a focus on identifying possible false claims.

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

Some of our partner and founder contracts include exclusivity and right of first refusal clauses. Any founder contracts with exclusivity, right of first refusal or other restrictive provisions may limit our ability to conduct business with certain potential partners, including competitors of our founders. For example, in connection with its formation, Evolent Health LLC entered into an IP Agreement with UMPC (the “UPMC IP Agreement”), pursuant to which if we were to conduct business with certain precluded providers, it would result in the loss of the license thereunder. Partner contracts with exclusivity or other restrictive provisions may limit our ability to partner with or provide services to other providers or purchase services from other vendors within certain time periods. These exclusivity or other restrictive provisions often apply to specific competitors of our health system partners or specific geographic areas within a particular state or an entire state. Accordingly, these exclusivity clauses may prevent us from entering into relationships with potential partners and could cause our business, financial condition and results of operations to be harmed.

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

Inflationary pressures and rising consumer costs may have a negative effect on our margins, profitability and results of operations.

The broader U.S. economy experienced higher than expected inflationary pressures throughout 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Inflation levels remained at elevated level through 2023. Increasing inflationary pressures may have a negative effect on our profit margins and earnings due to associated costs increases, including as a result of their impact on our customers’ and other third parties’ ability to pay. Additionally, we face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. Failure to retain highly skilled employees due to wage inflation could have a material adverse impact on our business, results of operations or financial condition. See the risk factor captioned “If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.” While we are unable to predict the direction of the economy or if inflation will increase or revert to normal levels, if inflation levels remain elevated for a sustained period of time, our margins, profitability and results of operations could be adversely affected.

Risks Related to Data Protection Privacy, Cybersecurity, Intellectual Property and Technology

We are subject to data privacy and protection laws governing the collection, use, disclosure and security of health information, which may impose restrictions on the manner in which we access personal data and subject us to penalties if we are unable to fully comply with such laws.

As described below, we are required to comply with numerous federal and state laws and regulations that regulate health information that we may obtain, process or access in connection with the provision of our services. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business.

•HIPAA protects the privacy and security of protected health information and requires covered organizations adopt standards for the exchange of electronic protected health information. Further, the privacy regulations under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate”. If we are unable to satisfy privacy and security obligations under HIPAA regulations, we could be found to have breached our contracts with our customers. Moreover, we may be subject to investigation by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) for potential HIPAA noncompliance. Penalties for HIPAA noncompliance includes civil and criminal penalties that could have a material adverse effect on us. In addition, OCR performs compliance audits of Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.
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
•Numerous other federal and state laws that may apply to us restrict the use of and protect the privacy and security of personal information, as well as employee personal information. These include state medical privacy laws, state social security number protection laws and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our partners and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business.
•Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of personal information, through websites or otherwise, and to regulate the presentation of website content. The FTC in particular is increasingly scrutinizing the collection, use, and disclosure of health information and any corresponding marketing and advertising efforts, as well as any other uses that attempt to monetize health information.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws have been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient to adequately protect patient privacy. These discussions may lead to further restrictions on the use or disclosure of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

The security measures that we and our third-party vendors and subcontractors have in place to address privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. As the cyber threat landscape continues to evolve, third-party threat actors have become increasingly sophisticated and adept at evading cybersecurity protections, and the frequency and scope of security incidents has increased. Under the HITECH Act, as a business associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of protected health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business.

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

Our services involve the collection, storage and analysis of confidential information, including intellectual property and personal information of employees, health providers and others, as well as protected health information of our partners’ patients. Because of the extreme sensitivity of this information, the security and privacy features of our computer, network, and communications systems infrastructure are very important. In certain cases, we provide such information to third parties, for example, to the service providers who provide hosting services for our technology platform, and we may be unable to control the use of such information or the security and privacy protections employed by such third parties. We may be required to expend significant capital and other resources to protect against security breaches and/or privacy incidents or to alleviate problems caused by security breaches and/or privacy incidents. Despite our implementation of security and privacy measures designed to help ensure data security and compliance with applicable laws and rules, our facilities and systems, and those of our third-party vendors, are vulnerable to threats. Furthermore, our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements as a result of the COVID-19 pandemic, and the conflict between Russia and Ukraine, have heightened these cybersecurity and privacy risks, including risks from cyber-attacks such as phishing, spam emails, hacking, social engineering, and malicious software including harmful malware and ransomware. Threat actors regularly attempt to gain access to our information and infrastructure through various techniques. These threats include cyber-attacks, the use of harmful malware or ransomware, security breaches, acts of vandalism or theft (including by employees), computer viruses, misplaced or lost data, programming and/or human errors, power outages, protected health information leakage from implementing third-party technology to process and share data, hardware failures or other similar events. To date we have not experienced a cybersecurity incident that has resulted in any material impact on our business strategy, results of operations, financial condition or on our ability to service our partners or run our business. However, past and future incidents, including if we are unable to effectively resolve breaches in a timely manner, could result in damage to the market perception of the effectiveness of our security and privacy measures and we could lose sales and partners, which could have a material adverse effect on our business, operations, and financial results. A cyber-attack that bypasses our, or our third-party vendors’, security systems successfully could require us to expend significant resources to remediate any damage, and prevent future occurrences, interrupt our operations, damage our reputation and our relationship with our partners, expose us or other third parties to a risk of loss or misuse of confidential information, reduce demand for our products and services or subject us to significant liability through litigation as well as regulatory action.

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

New data security and privacy laws and regulations are being enacted rapidly. The scope and applicability of these laws are inconsistent, uncertain, and subject to evolving court and regulatory interpretation. As such, we may not be able to timely comply with such requirements, and such requirements may not be compatible with our current processes. For example, the FTC recently announced that it will begin enforcing the Health Breach Notification Rule, which it enforced three times last year. These enforcements included multi-year consent orders that imposed strict reporting and compliance obligations in addition to fines, in one case, in the amount of $1.5 million. Additionally, many states (including California, Utah, Colorado, Virginia, Connecticut, Washington, and several others) have passed laws that regulate how covered businesses collect, use, and disclose personal information. These laws impose data minimization and retention requirements and grant consumers broad rights with respect to their personal information, including opt out and deletion rights. Evaluating and updating our processes in light of these laws could be time consuming and expensive, and the failure to timely implement required changes could subject us to liability for noncompliance, including potential liability in the form of consumer class action lawsuits in certain states.

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

Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for health care in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our solutions of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our solutions may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology on reasonable terms or at all, or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

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

We use open source software in connection with our solutions. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that is important to our business, and we expect that we may need to enter into additional license agreements in the future. We are party to an intellectual property and development services license agreement between Evolent and UPMC, or the UPMC IP Agreement, and a technology license agreement with UPMC (the “UPMC Technology Agreement”). Under the UPMC IP Agreement, certain of UPMC’s proprietary analytics models and know-how are licensed to Evolent on a nonexclusive basis from UPMC; pursuant to the UPMC Technology Agreement, UPMC’s proprietary technology platform, associated know-how and the Identifi® trademark are licensed to Evolent on an irrevocable, non-exclusive basis from UPMC; in each case, subject to certain ongoing territorial, time and use restrictions. Evolent’s rights to use these technologies and know-how and employ the software claimed in the licensed technologies are subject to the continuation of and our compliance with the terms of those licenses. Our existing license agreements impose, and we expect that future license agreements will impose on us, various exclusivity obligations. If we fail to comply with our obligations under these agreements, the applicable licensor may have the right to terminate our license, in which case we may not be able to develop or commercialize the products or technologies covered by the license.

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

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate, including under the UPMC IP Agreement and the UPMC

Technology Agreement. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, certain of our services depend on maintaining our data and analytics platform, which is populated with data disclosed to us by our partners with their consent. If these partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

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

Our ability to deliver our solutions, particularly our cloud-based solutions, is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone and facsimile services. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our partners.

Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third-party vendors, including bandwidth and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services and prevent or inhibit the ability of our partners to access our services. These systems may be at greater risk of interruption as a result of increased use of mobile and cloud technologies, including as a result of the shift to work from home arrangements as a result of the COVID-19 pandemic.

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

Any disruption in the network access, telecommunications or co-location services provided by third-party vendors or any failure of or by third-party vendors’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

We rely on third-party vendors to host and maintain our technology platform, including our primary platform to facilitate value-based care business models for health plans, Identifi®. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business, results of operations and financial condition. Despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, a decision to close the facilities without adequate notice or other unanticipated problems, including relating to the public health emergencies, could result in lengthy interruptions in our service. These service interruption events could cause our platform to be unavailable to our partners and impair our ability to deliver services and to manage our relationships with new and existing partners, which in turn could materially affect our results of operations.

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

As of December 31, 2019, all of the Class B common units held by the Investor Stockholders and certain other stockholders had been exchanged (together with an equal number of shares) for our Class A common stock. These exchanges resulted in increases in the tax basis of our share of the assets of Evolent Health LLC that otherwise would not have been available to the Company. In addition, we expect that certain net operating losses (“NOLs”) will be available to us as a result of the transactions as described in “Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - “Income Taxes.” These increases in tax basis and NOLs may reduce the amount of tax that we may otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

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

The payments that we make under the TRA could be substantial. As of December 31, 2023, we recorded a TRA liability of $107.9 million including $17.6 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and $90.3 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred with our completed secondary offerings and private sales. The actual amount we will be required to pay under the TRA may be materially greater than these amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

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

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by the Class B Exchanges and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes” for additional information.

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

Risks Relating to Indebtedness and our Series A Preferred Stock

The conditional conversion feature of the 2025 Notes and 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the “2025 Notes”), and in December 2023, the Company issued $402.5 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2029 (the “2029 Notes”). In the event the conditional conversion feature of the 2025 Notes or 2029 Notes is triggered, holders of such notes will be entitled to convert such notes during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes or 2029 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may not have the ability to raise the funds necessary to settle conversions of our notes in cash, to repurchase our notes for cash upon a fundamental change or to pay the redemption price for any notes we redeem, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of our notes have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in the indentures governing the notes) at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefore or notes that are being redeemed or converted.

In addition, our ability to repurchase the notes or to pay cash upon redemptions or conversions of the notes may be limited by law, by regulatory authority, or by other agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under either of the indentures or the occurrence of a fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

Changes in the accounting treatment for convertible debt securities that may be settled in cash, such as the notes offered hereby, could have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that the 2025 Notes and the 2029 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security. Because we will be permitted to settle conversions of the notes in cash, shares of common stock, or a combination thereof, the “if-converted” method for calculating diluted earnings per share is expected to be required with respect to the 2025 Notes and 2029 Notes. Further amendments to these accounting standards may require us to reflect the notes in a manner that adversely affects our reported diluted earnings per share.

We are exposed to interest rate risk under the Credit Agreement and the terms of our Series A Preferred Stock, which could cause the Company’s debt service obligations to increase significantly.

We are exposed to market risk from changes in interest rates. Interest under all Credit Facilities under our Credit Agreement (including the Credit Facilities) and under the terms of our Series A Preferred Stock is based on the Secured Overnight Funding Rate (“SOFR”), a floating rate, subject to a minimum rate. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Any further increase in the SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.

Our debt following the NIA acquisition is significant and could adversely affect our business and our ability to meet our obligations.

We have $612.5 million of principal amount of indebtedness outstanding as of December 31, 2023. In addition, we have 175,000 shares of Series A Preferred Stock outstanding.

This significant amount of debt, preferred stock and other cash needs could have important consequences to us, including:

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
•market conditions in the broader stock market in general, or in our industry in particular, including as a result of public health emergencies, inflationary pressures, and an uncertain macroeconomic environment due in part to the conflict between Russia and Ukraine and the war between Israel and Hamas;
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

The Series A Preferred Stock ranks senior to the Company’s Class A common stock and all future series of the Company’s preferred stock with respect to dividends and distributions on liquidation. Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation of the Series A Preferred Stock filed by the Company with the Delaware Secretary of State on January 19, 2023 (the “Certificate of Designation”)) plus 6.00%. The liquidation preference of the Series A Preferred Stock will increase on the last day of each calendar quarter by the amount of any accrued and unpaid regular dividends that have not been paid in cash on the relevant dividend payment date. The regular dividend rate will also increase by 2.00% per annum upon the occurrence and during the continuance of certain triggering events, including a breach of the protective covenants contained in the Investors Rights Agreement or the Company’s failure to pay any regular dividends in cash. Holders of Series A Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Class A Common Stock on an as-converted basis.

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

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes or the Series A Preferred Stock, or the perception that such conversions and sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate. As of February 15, 2024, 115.4 million shares of our Class A common stock were outstanding. Up to a maximum of 6.8 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes and 4.4 million shares are reserved for issuance upon the conversion of our Series A Preferred Stock. Similarly, sales or issuances of substantial amounts of our Class A common stock in the public market by us or by our stockholders into the public market could cause the market price of our Class A common stock to decrease significantly. We issued 8.5 million shares of our Class A common stock to Centene in connection with the closing of the NIA acquisition, which were subsequently sold to affiliates of FMR LLC. Such shares are subject to lock-up obligations, subject to certain exceptions, for a fifteen-month period following the closing; provided, that Magellan Health, Inc. will be permitted to sell one-third of such shares following the nine-month anniversary of the closing of the NIA acquisition and an additional one-third of such shares following the twelve-month anniversary of the closing of the NIA acquisition. In addition, we agreed to provide Magellan Health, Inc. with registration rights. See the risk factor captioned “We have made and entered, and may in the future make and enter into acquisitions, investments, alliances and joint ventures, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.”

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and strategy

We have developed processes for assessing, identifying and managing material risks from cybersecurity threats. We maintain an enterprise risk management program, which includes management of material risks from cybersecurity threats alongside other Company risks as part of our overall risk assessment process. Our cybersecurity strategy includes defense in depth and zero trust based controls intended to protect our information technology systems. We maintain an enterprise information and cybersecurity program. As part of this program, we employ a range of tools and services to inform our assessment, identification and management of material risks from cybersecurity threats, which include, from time to time, monitoring emerging data protection laws and implementing responsive changes to our processes; undertaking periodic reviews of our partner facing policies and statements related to cybersecurity; conducting cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; conducting phishing email simulations for employees and contractors with access to corporate email systems; requiring employees, as well as third-parties who provide services on our behalf, to treat information and data with care; and employing a cyber risk management and quantification system customized to our environment.

We maintain an incident response plan that includes processes to triage, assess severity for, escalate, contain, investigate and remediate material cybersecurity incidents, as well as to comply with potentially applicable legal obligations. As part of the above processes, we periodically engage with assessors, consultants, auditors, and other third-parties, including by periodically annually having a third-party/an independent Qualified Security Assessor review our cybersecurity program to help identify areas for improvement and/or compliance. Our risk management processes also address cybersecurity threat risks associated with our use of third party service providers.

For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy and results of operations, see “Risk Factors – “Risks Related to Data Protection Privacy, Cybersecurity, Intellectual Property and Technology” which is incorporated by reference into this Item 1C.

In the three most recently completed fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Governance

The Compliance and Regulatory Affairs Committee of the Board (the “Compliance and Regulatory Affairs Committee”) provides oversight of risks from cybersecurity threats. The Compliance and Regulatory Affairs Committee receives updates from our Chief Information Security Officer (“CISO”) and other members of management to, among other items, review material cybersecurity incidents, review key metrics on our cybersecurity program and related risk management programs, and discuss our cybersecurity programs and goals. The Compliance and Regulatory Affairs Committee updates the full Board on matters relating to cybersecurity. The Audit Committee of the Board provides an additional layer of cybersecurity oversight on specific financial matters.

Our management disclosure and compliance committees, which include representatives from our legal, financial and accounting and information technology (“IT”) teams, meet at least quarterly to monitor potential risks and review procedures and controls relating to cybersecurity. Management periodically assesses such risks and assists in the implementation of policies and procedures related to cybersecurity risk oversight in conjunction with the Compliance and Regulatory Affairs Committee.

Our CISO is responsible for assessing and managing the Company’s material risks from cybersecurity threats. Our CISO has served in this role for the past four years, and has more than 25 years of experience in the aggregate in various roles involving managing information security, technology infrastructure, IT operations and developing cybersecurity strategy, and is a Certified Information Systems Security Professional (CISSP).

Our CISO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy process described above, including the operation of our incident response plan. As discussed above, our CISO reports to the Compliance and Regulatory Affairs Committee, about the risks from cybersecurity threats among other cybersecurity related matters, and meets regularly with our Chief Technology Officer.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 8,500 square feet of office space effective January 1, 2024 with a new 7-year lease. We also lease offices throughout the United States, and in Pune, India and Manila, Philippines. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 12 - Leases,” the total rental expense on operating leases, net of sublease income, was $14.0 million for the year ended December 31, 2023.

Item 3. Legal Proceedings

The discussion of legal proceedings included within “Part II – Item 8. Financial Statements - Note 11 - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Item 1.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Market Information

Our Class A common stock is traded on the NYSE under the symbol “EVH.”

Holders

As of February 15, 2024, there were 84 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

Dividends

Series A Preferred Stock

For the year ended December 31, 2023 the Series A Preferred stockholders were paid dividends in the amount of $18.8 million. We expect to continue to pay dividends to the Series A Preferred stockholders pursuant to the terms of the Securities Purchase Agreement we entered into on January 20, 2023 with the purchasers listed on Schedule I thereto (the “Securities Purchase Agreement”).
Common Stock

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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the 5-years ended December 31, 2023, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on December 31, 2018, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

INTRODUCTION

Business Overview

We are a market leader in connecting care for people with complex conditions like cancer, cardiovascular disease, and musculoskeletal diagnoses. We work on behalf of health plans and other risk-bearing entities and payers (our customers) to support physicians and other healthcare providers (our users) in providing high quality evidence-based care to their patients. We believe adherence to evidence-based clinical pathways supports better outcomes for patients, a better experience for physicians, and lower costs for the healthcare system overall.

Specialty care represents a significant and fast-growing portion of healthcare costs in the U.S., driven in part by the pace of development of new therapies and treatments. To manage these increasing costs, some health plans and other risk-bearing entities historically deployed cost containment strategies that can limit access to care and operate in narrow silos (for example, prior authorization for radiological studies being considered independently from a comprehensive chemotherapy regimen). We believe Evolent can bring an integrated approach to a patient’s condition across multiple specialties, using technology to recommend our evidence-based clinical pathways in a way that provides rapid feedback to the provider, seeks to remove barriers to care, and aligns financial incentives with the best evidence. As a result of this approach, we have seen as much as a 30% increase in adherence to best evidence for populations that we manage.

We were an early innovator in value-based care, founded in 2011 by members of our management team, UPMC, an integrated delivery system based in Pittsburgh, Pennsylvania, and The Advisory Board Company.

Segment Update

The Company made organizational changes, including re-evaluating its reportable segments, as a result of growth in our value-based specialty care business, both organically and through acquisitions. Effective during the three months ended March 31, 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, the Company collapsed its previous two segments, Evolent Health Services and Clinical Solutions into one segment. The Company's historical disclosures have been recast to be consistent with the current presentation.

All of our revenue is recognized in the United States and substantially all of our long-lived assets are located in the United States.

Recent Events

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the year ended December 31, 2023. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2023	2022
Cook County Health and Hospitals Systems	15.7%	22.4%
Humana Insurance Company	12.0%	*
Molina Healthcare, Inc.	13.5%	*
Florida Blue Medicare, Inc.	10.4%	11.5%
————————
*     Represents less than 10.0% of the respective balance

Transactions

The Company has undertaken several transactions, some of which may impact year-to-year comparisons. The following is a discussion of certain of those transactions.

Acquisition of NIA

On November 17, 2022, the Company entered into a definitive agreement for the Company to acquire NIA. On January 20, 2023, we consummated the acquisition of NIA for $387.8 million in cash consideration, which was financed in part with $265.0 million in debt borrowed from affiliates of Ares and the proceeds from the sale of an aggregate 175,000 shares of the Company’s Series A Preferred Stock, resulting in gross proceeds of $168.0 million, and stock consideration of 8.5 million shares of Class A common stock issued to the seller. NIA is part of Evolent’s Specialty Technology and Services Suite. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional discussion regarding the NIA acquisition.

Credit Agreement Amendment

On August 1, 2022 (the “IPG Closing Date”), the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares, as administrative agent, collateral agent and revolver agent (the “Existing Credit Agreement” and as modified by the Amendment (defined below), the “Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) initial term loans in an aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) revolving credit commitments in an aggregate principal amount of $50.0 million (the “Initial Revolving Facility”), the availability of which shall be determined by reference to the lesser of $50.0 million and a borrowing base calculation. The Borrowers borrowed full amount under the Initial Term Loan Facility and the Initial Revolving Facility on the IPG Closing Date. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Initial Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Initial Revolving Facility was paid as of the IPG Closing Date.

On January 20, 2023, (“the NIA Closing Date”), the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) additional revolving commitments in an aggregate principal amount equal to $25.0 million (the “Incremental Revolving Facility” and together with the Initial Revolving Facility, the “Revolving Facility”), and (ii) additional term loans in an aggregate principal amount equal to $240.0 million (the “Incremental Term Loan Facility” and together with the Initial Term Loan Facility, the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “Credit Facilities”). The Borrowers borrowed the full amount under the Incremental Term Loan Facility and the Incremental Revolving Facility on the NIA Closing Date to finance, together with the proceeds from the sale of the Series A Preferred Stock, the cash consideration payable in connection with the NIA acquisition on the NIA Closing Date and pay transaction fees and expenses. A closing fee of (a) 3.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 3.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 10.”

Series A Preferred Stock

In connection with the consummation of the acquisition of NIA, on January 20, 2023, we entered into a Securities Purchase Agreement pursuant to which the Company offered and sold an aggregate 175,000 shares of Series A Preferred Stock, at a purchase price of $960.00 per share, resulting in total gross proceeds to us of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Incremental Revolving Facility and Incremental Term Loan Facility, to finance the cash consideration payable for the acquisition of NIA and pay transaction fees and expenses. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 13” for additional discussion regarding the sale of Series A Preferred Stock.

Redemption of 2024 Notes

On August 2, 2023, the Company issued a notice of redemption to the holders of its outstanding 3.50% Convertible Senior Notes due 2024 (the “2024 Notes”), pursuant to which it redeemed the outstanding 2024 Notes for cash at a price of 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, on October 13, 2023 (the “Redemption Date”). Prior to the Redemption Date, holders of the 2024 Notes were entitled to convert to shares of the Company’s Class A Common Stock at a rate of 55.6153 shares per $1,000 principal amount of 2024 Notes.

During the year ended December 31, 2023, holders of the 2024 Notes converted $23.3 million in aggregate principal amount of such notes to 1.3 million shares of the Company’s Class A common stock and repaid the remaining $1.0 million balance in cash, satisfying all of the Company’s remaining obligations under the 2024 Notes on the Redemption Date.

Issuance of 2029 Notes

In December 2023, the Company issued $402.5 million aggregate principal amount of its 2029 Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A of the Securities Act. The 2029 Notes were issued at an issue price of 100.00% of par for net proceeds of approximately $390.2 million, after deducting fees and expenses. We incurred $11.6 million of debt issuance costs in connection with the 2029 Notes. The Company used the net proceeds to prepay interest and prepayment premiums on outstanding borrowings and pay interest and prepayment premiums under its Term Loan Facility. Refer to “Part II – Item 8. Financial Statements and Supplementary Data – Note 10” for additional discussion regarding the 2029 Notes.

Repayment of Credit Agreement

During the year ended December 31, 2023, the Company prepaid $37.5 million under the Revolving Facility and $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA. The total amount paid to Ares under the Credit Agreement in connection with the prepayment was $434.8 million, which included $415.0 million of principal, $9.1 million in accrued interest and $10.7 million in prepayment premium. As of December 31, 2023, there is $37.5 million outstanding under the Company’s Revolving Facility.

Repositioning Costs

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan’). These initiatives include making organizational changes across the business that resulted in severance, terminated benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses.

As of December 31, 2023, the Company estimates total repositioning charges of $45.0 million to be incurred during the life of the 2023 Repositioning Plan which will be recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The repositioning program is anticipated to be substantially complete by the first half of 2024.

The following table provides a summary of our total costs associated with our repositioning plans for the years ended December 31, 2023, 2022 and 2021, by major type of cost (in thousands):

	For the Year Ended December 31, 2023	Total Amount Expected to be Incurred in the 2023 Repositioning Plan
Severance and termination benefits	$8,564	$10,562
Dedicated employee costs	6,900	8,929
Professional services	12,910	15,174
Office space consolidation	6,862	$10,362
Total	$35,236	$45,027

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
Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of our reporting unit is below its carrying amount. Qualitative factors include macroeconomic, industry and market considerations, overall financial performance, industry, legal and other relevant events and factors affecting the reporting unit. Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring our reporting unit’s fair value.
If the Company determines that it is more likely than not that the fair value of our reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). We use both a discounted cash flow analysis and market multiple analysis in order to estimate our reporting units fair value. The discounted cash flow analysis relies on significant judgement and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins. These assumptions are based on estimates of future revenue and earnings after considering such factors as general economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The weighted average cost of capital is based on market-based factors/inputs but also considers the specific risk characteristics of the reporting unit’s cash flow forecast. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting unit and intangible assets to decline and increase the risk of an impairment charge to earnings. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
On October 31, 2023, the Company performed its annual goodwill impairment review for fiscal year 2023. In addition, the Company underwent organizational changes which required a reassessment of reporting units. As a result, the Company determined it has one reporting unit due to the economic similarity of the services provided to our partners. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of our reporting unit was below its respective carrying values. As a result, a quantitative goodwill impairment analysis was not required.

Revenue Recognition
Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple performance obligations, primarily when the partner has requested both administrative services and other services such as our specialty care management or total cost of care management services as these services are distinct from one another. When a contract has multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price using the expected cost margin approach. This approach requires estimates regarding both the level of effort it will take to satisfy the performance obligation as well as fees that will be received under the variable pricing model. We also take into consideration customer demographics, current market conditions, the scope of services and our overall pricing strategy and objectives when determining the standalone selling price.
Principal vs Agent
We use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract-by-contract basis. As we integrate goods and services provided by third parties into our overall service, we control the services provided to the customer prior to its delivery. As such, we are the principal and we will recognize revenue on a gross basis. In certain cases, we do not control the services from third parties before it is delivered to the customer, thereby recognizing revenue on a net basis.

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
In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective negative evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax losses over the three years ended December 31, 2023.
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
Our gross unrecognized benefits are $2.6 million as of December 31, 2023. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.
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
For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability, if needed, to fair value each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as a change in fair value of contingent consideration on the Company's consolidated statements of operations and comprehensive income (loss). Acquisition-related expenses and post-acquisition restructuring costs are recognized separately from the business combination and are expensed as incurred.

Adoption of New Accounting Standards
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, the ASU removes the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature and no longer permits the use of the treasury stock method from calculating earnings per share. As a result, after adopting the ASU’s guidance, we will not separately present in equity an embedded conversion feature of such debt. Instead, we will account for a convertible debt instrument wholly as debt unless (i) a convertible instrument contains features that require bifurcation as a derivative or (ii) a convertible debt instrument was issued at a substantial premium. Additionally, the ASU removes certain conditions for equity classification related to contracts in an entity’s own equity (e.g., warrants) and amends certain guidance related to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The Company adopted the standard using a modified retrospective method as of January 1, 2022, with adjustments which reduced additional paid-in capital by $106.2 million and increased retained earnings by $39.8 million and increased the net carrying amount of the 2024 Notes and 2025 Notes by $25.1 million and $41.3 million, respectively.
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

Key Components of our Results of Operations

Revenue

Our revenue contracts are typically multi-year arrangements with customers to provide solutions designed to lower the medical expenses of our partners and include our total cost of care management and specialty care management services solutions, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our partners and providers. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically includes a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time.

We also deploy our services in capitation arrangements under our specialty care management solution and total cost of care solution, which we call the “Performance Suite.” Capitation arrangements under the Performance Suite may include performance-based arrangements and/or gainshare features. We occasionally use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract-by- contract basis. As we integrate goods and services provided by third parties into our overall service, we control the services provided to the customer prior to its delivery. As such, we are the principal and we will recognize revenue on a gross basis. In certain cases, we act as an agent and do not control the services from third parties before it is delivered to the customer, thereby recognizing revenue on a net basis.

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

Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple performance obligations, primarily when the partner has requested both administrative services and other services such as our specialty care management or total cost of care management services as these services are distinct from one another. When a contract has multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price using the expected cost margin approach. This approach requires estimates regarding both the level of effort it will take to satisfy the performance obligation as well as fees that will be received under the variable pricing model. We also take into consideration customer demographics, current market conditions, the scope of services and our overall pricing strategy and objectives when determining the standalone selling price.
Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of our partners. Costs consist primarily of claims expense, employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements.

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

Average Unique Members are calculated by summing members covered by our Performance Suite, Specialty Technology and Services Suite and Administrative Services. In cases where partners cross between multiple solutions, we only capture members from the solution with the maximum number of members.

Management uses Lives on Platform, PMPM fees, Cases, Revenue per Case and Average Unique Members because we believe that they provide insight into the unit economics of our services. We believe that these measures are also useful to investors because they allow further insight into the period over period operational performance.

Due to our change in segments during the first quarter of 2023, the Company changed its presentation of Lives on Platform to reflect the membership that corresponds to quarterly revenue. The Company recast periods prior to the first quarter of 2023 to reflect the current presentation of Lives on Platform, PMPM fees and Revenue per Case. The current Performance Suite maps to the prior disclosure of the Clinical Solutions Performance Suite. The current Specialty Technology and Services Suite maps to the prior disclosure of the Clinical Solutions New Century Health Technology and Services Suite. The current Administrative Services maps to the prior disclosure of Evolent Health Services segment. There has been no change in the presentation of Cases from prior period.

Consolidated Results

(in thousands, except percentages)	For the Year Ended December 31,		Change Over Prior Period		For the Year Ended December 31,		Change Over Prior Period
	2023	2022	$	%	2022	2021	$	%
Revenue	$1,963,896	$1,352,013	$611,883	45.3%	$1,352,013	$907,957	$444,056	48.9%

Expenses
Cost of revenue	1,503,426	1,035,429	467,997	45.2%	1,035,429	657,551	377,878	57.5%
Selling, general and administrative expenses	358,110	269,269	88,841	33.0%	269,269	219,499	49,770	22.7%
Depreciation and amortization expenses	123,415	67,195	56,220	83.7%	67,195	60,037	7,158	11.9%
Loss on disposal of non-strategic assets	8,107	—	8,107	100.0%	—	—	—	—%
Right-of-use assets impairment	24,065	—	24,065	100.0%	—	—	—	—%
Change in fair value of contingent consideration	17,984	(23,522)	41,506	176.5%	(23,522)	13,281	(36,803)	(277.1)%
Total operating expenses	2,035,107	1,348,371	686,736	50.9%	1,348,371	950,368	398,003	41.9%
Operating income (loss)	$(71,211)	$3,642	$(74,853)	(2,055.3)%	$3,642	$(42,411)	$46,053	108.6%

Cost of revenue as a % of revenue	76.6%	76.6%			76.6%	72.4%
Selling, general and administrative expenses as a % of revenue	18.2%	19.9%			19.9%	24.2%

Comparison of the Results for Year Ended December 31, 2023 to 2022

Revenue

Total revenue increased by $611.9 million, or 45.3%, to $1,963.9 million for the year ended December 31, 2023, as compared to 2022. This increase includes $318.0 million from our acquisitions of and launches of new integrated products with NIA and IPG. Total growth in the Performance Suite and Specialty Technology and Services Suite was $406.0 million from the addition of new partners and expansion with existing partners, partially offset by a reduction in nationwide Medicaid members as a result of the end of the public health emergency. Growth was also offset in part by a $111.3 million decline in Administrative Services revenue.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Year Ended December 31,
	2023	2022
Medicaid	$785,053	$559,362
Medicare	708,853	458,413
Commercial and other	469,990	334,238
Total	$1,963,896	$1,352,013

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members for the year ended December 31, 2023 and 2022 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Year Ended December 31,		For the Year Ended December 31,
	2023	2022	2023	2022
Performance Suite	4,236	2,363	$23.90	$38.02
Specialty Technology and Services Suite	69,494	14,860	0.36	0.39
Administrative Services	1,831	2,100	13.48	21.56
Cases	61	39	2,575	2,133

Average Unique Members	41,340	16,223

Changes in average PMPM fees for the year ending December 31, 2023 as compared to 2022 were driven primarily by Medicaid redeterminations in the second half of 2023, changes in the mix of services provided, including a higher percentage of services in the Medicaid line of business, and the launch in 2023 of the Performance Suite for advanced imaging with a lower average PMPM fee.

Cost of Revenue

Cost of revenue increased by $468.0 million, or 45.2%, to $1,503.4 million for the year ended December 31, 2023, as compared to 2022, principally as a result of the 45.3% growth in our revenue compared to the year ended December 31, 2022. The increase included approximately $344.1 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers. This claims cost was offset in part by lower claims cost for contracts that are less than three years old, which we refer to as the maturation of our Performance Suite. Cost of revenue also included $91.0 million of higher personnel costs due to increased headcount from our acquisitions, employee benefit, bonus accruals for employees and severance payments to former employees and $58.3 million of surgical management costs at IPG. These increases were offset in part by a decrease of $8.9 million in professional fees due primarily to the termination of external staffing contracts and other customer focused services and a decrease of $13.8 million from a decrease in TPA fees from the wind down of contracts. Approximately $1.7 million and $4.4 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the year ended December 31, 2023, and 2022, respectively. Cost of revenue represented 76.6% of total revenue for both the year ended December 31, 2023, and 2022, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings with the rapid growth of our Performance Suite solutions. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $88.8 million, or 33.0%, to $358.1 million for the year ended December 31, 2023, as compared to 2022, principally as a result of our IPG and NIA acquisitions and increased employee costs across the organization. The increase was primarily driven by the NIA transition services administration fee of $30.0 million, higher personnel fees due to increased headcount from the acquisition of NIA and expected benefit accruals to employees of $22.7 million, higher stock compensation of $9.2 million due to the achievement and change in projected achievement of certain performance measurements, higher bad debt expense of $2.3 million due to collection timing from our customers, technology services due to higher headcount of $3.9 million, $1.5 million of severance costs and acquisition costs of $15.1 million.

Approximately $38.8 million and $29.6 million of total personnel costs were attributable to stock-based compensation expense for the year ended December 31, 2023 and 2022, respectively. Acquisition and severance costs accounted for approximately $16.6 million and $24.9 million of total selling, general and administrative expenses for the year ended December 31, 2023, and 2022, respectively. Selling, general and administrative expenses represented 18.2% and 19.9% of total revenue for the year ended December 31, 2023, as compared to 2022, respectively. While our selling, general and administrative expenses are expected to grow as our business continues to grow, we expect them to decrease as a percentage of our total revenue over the long-term due to fixed cost leverage and the scalability of our enterprise.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $56.2 million, or 83.7%, to $123.4 million for the year ended December 31, 2023, as compared to 2022 due primarily to $51.5 million of amortization of intangible assets acquired through our acquisitions and $6.4 million of accelerated amortization of trade name intangibles due to our consolidation of trade names under Evolent. We expect depreciation and amortization expenses to increase in future periods as we continue to capitalize internal-use software and amortize intangible assets resulting from asset acquisitions and business combinations.

Right-of-Use Asset Impairment

During the year ended December 31, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations and comprehensive income (loss). There were no such impairments in 2022.

Change in Fair Value of Contingent Consideration

We recorded a loss (gain) on change in fair value of contingent consideration of $18.0 million for the year ended December 31, 2023, related to the liabilities acquired as a result of the acquisitions of NIA in January 2023 and IPG in August 2022 combined with $7.9 million related to Evolent Care Partners earn out, and $(23.5) million for the year ended December 31, 2022, primarily related to liabilities acquired as a result of the acquisition of Vital Decisions and IPG. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 19” in this Form 10-K for more information related to changes in the fair value of contingent consideration.

Comparison of the Results for Year Ended December 31, 2022 to 2021

Revenue

Total revenue increased by $444.1 million, or 48.9%, to $1,352.0 million for the year ended December 31, 2022, as compared to 2021. This increase is primarily due to $79.3 million from our acquisitions of IPG and Vital Decisions and $364.8 million from the addition of new partners and expansion with existing partners.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Year Ended December 31,
	2022	2021
Medicaid	$559,362	$421,069
Medicare	458,413	407,331
Commercial and other	334,238	79,557
Total	$1,352,013	$907,957

The following table represents the Company’s Lives on Platform, Cases, PMPM fees, Revenue per Case and Average Unique Members for the year ended December 31, 2022 and 2021 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Year Ended December 31,		For the Year Ended December 31,
	2022	2021	2022	2021
Performance Suite	2,363	1,441	$38.02	$31.87
Specialty Technology and Services Suite	14,860	10,837	0.39	0.33
Administrative Services	2,100	1,649	21.56	15.66
Cases	39	4	2,133	1,057

Average Unique Members	16,223	12,313

Cost of Revenue

Cost of revenue increased by $377.9 million, or 57.5%, to $1,035.4 million for the year ended December 31, 2022, as compared to 2021, principally as a result of the growth in our revenue generating services. The increase included approximately $253.8 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers, $33.6 million of higher personnel costs due to increased headcount, employee benefits and bonus accruals for employees, $22.1 million in higher professional fees primarily due to costs incurred for contracts that went live during the year and third-party service fees for existing customers, $40.9 million of surgical management costs at IPG and $12.3 million of severance costs. Approximately $4.4 million and $2.3 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the year ended December 31, 2022 and 2021, respectively. Cost of revenue represented 76.6% and 72.4% of total revenue for the year ended December 31, 2022 and 2021, respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings with the rapid growth of our Performance Suite solutions. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $49.8 million, or 22.7%, to $269.3 million for the year ended December 31, 2022, as compared to 2021, principally as a result of acquisitions and employee costs across all business units. The increase was primarily driven by higher personnel fees due to increased headcount and expected benefit accruals to employees of $33.1 million, higher stock compensation of $15.2 million due to the achievement and change in projected achievement of certain performance measurements, technology services due to higher headcount of $9.1 million, $1.5 million of severance costs and acquisition costs of $7.5 million, offset, in part by lower professional fees from cost savings initiatives of $9.6 million and the termination of certain leases of $3.9 million. Approximately $29.6 million and $14.4 million of total personnel costs were attributable to stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively. Acquisition and severance costs accounted for approximately $24.9 million and $4.4 million of total selling, general and administrative expenses for the year ended December 31, 2022 and 2021, respectively. Selling, general and administrative expenses represented 19.9% and 24.2% of total revenue for the year ended December 31, 2022, as compared to 2021, respectively. While our selling, general and administrative expenses are expected to grow as we integrate IPG operations, we expect them to decrease as a percentage of our total revenue over the long-term due to cost saving initiatives completed in the fourth quarter of 2021 and higher operating performance.

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

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $(23.5) million for the year ended December 31, 2022, related to the liabilities acquired as a result of the acquisitions of Vital Decisions in October 2021 and IPG in August 2022, and $13.3 million for the twelve months ended December 31, 2021, related to liabilities acquired as a result of the acquisition of Vital Decisions in 2021.

Discussion of Non-Operating Results

Interest Expense

Our interest expense in the year ended December 31, 2023 is primarily attributable to our Credit Agreement with Ares as well as the 2024 Notes and 2025 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $54.2 million, $15.6 million and $25.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in interest expense for the year ended December 31, 2023 compared to 2022 and 2021, is driven primarily by interest expense incurred on our Loans to fund the NIA and IPG acquisitions, offset by decreases of $8.7 million and $2.8 million during the years ended December 31, 2022 and 2023 due to the exchange of our 2024 Notes in August 2022 and September 2023 and $8.7 million during the year ended December 31, 2022 due to the exchange of our 2025 Notes in December 2021. We expect interest expense to decrease in future periods after we repaid our floating rate Term Loan Facility offset by issuance of our 2029 Notes. In addition, we are focused on deleveraging the balance sheet in the long-term thereby decreasing interest expense. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 10” in this Form 10-K for more information related to interest expense by debt issuance.

Gain from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gain from these investments was approximately $1.3 million, $4.6 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The change in gain from equity method investees for the year ended December 31, 2023, compared to 2022 and 2021 is driven primarily by runout from the sale of our Florida equity investee’s membership during the three months ended March 31, 2021.

Gain from Transfer of Membership

During the year ended December 31, 2021, EVH Passport earned a cash payment from Molina in the amount of $46.0 million based on the number of enrollees above a certain threshold in the dual eligible special needs plan business and Molina's Medicaid plan following the open enrollment period for plan year 2021. 50% of the payment was received during the year ended December 31, 2021, and the remaining 50% was received in the first quarter of 2022.

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

During the year ended December 31, 2023, the Company repaid $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA and recorded a loss on repayment/extinguishment of long-term debt of $21.0 million comprised of $10.7 million in prepayment premium and $10.3 million of acceleration of amortization of deferred financing costs.

Change in Tax Receivables Agreement Liability

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $62.0 million for the year ended December 31, 2023, resulting in a total TRA liability of $107.9 million as of December 31, 2023.

Benefit from Income Taxes

An income tax provision for (benefit from) of $(89.4) million, $(43.4) million and $0.5 million was recognized for the years ended December 31, 2023, 2022 and 2021, respectively, which resulted in effective tax rates of 44.2%, 69.9% and (1.6)%, respectively.

Dividends and Accretion of Series A Preferred Stock

We pay quarterly regular cash dividends on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. In addition, we accrete deferred financing costs and the redemption value in excess of par value in additional paid-in-capital on the consolidated balance sheets. The Company paid $18.8 million of dividends and accreted $10.4 million of deferred issuance costs and redemption value during the year ended December 31, 2023.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $(142.3) million, $(19.2) million and $(37.6) million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had $192.8 million of cash and cash equivalents and $30.6 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows:”

	For the Year Ended December 31,
	2023	2022	2021
Net cash and restricted cash provided by (used in) operating activities	$142,582	$(11,553)	$38,747
Net cash and restricted cash used in investing activities	(415,544)	(259,115)	(15,786)
Net cash and restricted cash provided by (used in) financing activities	281,340	131,541	(29,548)

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows provided by operating activities of $142.6 million for the year ended December 31, 2023 were affected by increases in accounts receivable from our acquisition of NIA of $51.8 million and timing of our partner and vendor payments including lower cash receipts from certain performance-based customers including Cook County Health and Hospitals System totaling $142.7 million, which is then offset by higher reserve for claims and performance-based arrangements of $204.3 million. In addition, accrued liabilities were impacted by an increase in expected contingent consideration payments of $18.0 million.

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

Cash flows from operating activities of $38.7 million for the year ended December 31, 2021 were primarily due to our net loss of $37.6 million, a loss on the repayment and termination of our Credit Agreement and 2021 Notes of $21.3 million, a loss on disontinued operations of $6.8 million, gain on the transfer of memberships of $45.9 million, and non-cash items including depreciation and amortization expenses of $60.0 million, stock-based compensation expense of $16.7 million and change in fair value of contingent consideration and indemnification asset of $13.3 million. Our operating cash inflows were affected by the timing of our customer and vendor payments. In addition to these non-cash items, increases in accounts receivables and contract cost assets and reductions in reserves for claims and performance-based arrangements contributed and accrued liabilities approximately $28.9 million to our cash outflows. Those cash outflows were offset, in part by higher accounts payable and accrued compensation and employee benefits of approximately $10.8 million.

Investing Activities

Cash flows used in investing activities of $415.5 million in the year ended December 31, 2023 were primarily attributable to $388.2 million paid for the acquisition of NIA and $28.7 million of investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $259.1 million in the year ended December 31, 2022 were primarily attributable to $248.1 million paid for the acquisition of IPG, $9.2 million paid for a purchase price adjustment related to our disposal of True Health and $38.4 million of investments in internal-use software and purchases of property and equipment, offset in part, by $31.0 million from the transfer of membership and release of EVH Passport escrow and $5.6 million from returns from our equity method investments.

Cash flows used in investing activities of $15.8 million in the year ended December 31, 2021 were primarily attributable to cash flows of $46.5 million for the acquisition of Vital Decisions and $25.0 million of investments in internal-use software and purchases of property and equipment offset, in part by, $43.0 million from the transfer of membership and release of EVH Passport escrow and returns of investment on equity method investments of $14.2 million.

Financing Activities

Cash flows provided by financing activities of $281.3 million in the year ended December 31, 2023, were primarily related to $647.5 million received from our Credit Facilities and 2029 Notes and $168.0 million from the issuance of preferred equity, offset in part, by $464.2 million of cash outflows related to the payment on our Credit Facilities, $46.9 million from the payment of contingent consideration, $18.8 million of preferred dividends paid on our Series A Preferred Stock and $15.3 million from withholding taxes paid in respect of vested restricted stock units that were net settled.

Cash flows provided by financing activities of $131.5 million in the year ended December 31, 2022, were primarily related to $219.7 million received from our Credit Agreement, offset in part, by $59.4 million of cash outflows related to claims processing services on behalf of partners and $18.3 million from taxes withheld for restricted stock unit vesting.

Cash flows used in financing activities of $29.5 million in the year ended December 31, 2021, were primarily related to the repayment and termination of our Credit Agreement and settlement of our outstanding warrant agreements with Ares of $98.4 million, offset, in part, by a $61.2 million increase in net working capital balances held on behalf of our partners for claims processing services and a $13.3 million increase from cash proceeds from stock option exercises.

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months. Our estimated known contractual obligations (in thousands) as of December 31, 2023, were as follows:

	2024	2025-2026	2027-2028	2029+	Total
Operating leases for facilities	$12,572	$17,955	$15,005	$16,033	$61,565
Purchase obligations related to vendor contracts	13,143	8,797	935	—	22,875
Convertible notes interest payments	16,401	30,763	28,175	14,088	89,427
Convertible notes principal repayment	—	172,500	—	402,500	575,000
Contingent consideration	83,600	—	—	—	83,600
Total known contractual obligations	$125,716	$230,015	$44,115	$432,621	$832,467

In addition, as of December 31, 2023, we had $37.5 million of aggregate principal amount in a secured revolving credit facility which will mature in 2029. The interest rate for the secured revolving credit facility will be calculated, at the option of the borrowers at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 4.00%, or the base rate plus 3.00%.

Also, as of December 31, 2023, we had 175,000 shares of the Series A Preferred Stock outstanding. Regular dividends on the Series A Preferred Stock are paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the year ended December 31, 2023, accounts receivable, net, increased primarily due to the timing of cash receipts from certain customers including an increase of $101.4 million from Cook County Health and Hospitals System combined with $28.1 million of receivables acquired as part of the NIA acquisition.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $30.6 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $12.3 million, collateral for letters of credit required as security deposits for facility leases of $2.1 million, amounts held with financial institutions for risk-sharing arrangements of $16.2 million as of December 31, 2023. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the years ended December 31, 2023, 2022 and 2021, prepaid insurance increased as a result of higher premiums and the acquisition of NIA.

Goodwill and Intangible Assets

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. As part of our acquisition of NIA in January 2023 we added $404.0 million of intangible assets and $395.2 million of goodwill. As part of our acquisition of IPG in August 2022, we added $195.7 million of intangible assets and $296.6 million of goodwill. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for further details of the Company’s additions of goodwill and intangible assets.

Tax Receivables Agreement

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. Payments under the TRA are due within 100 days of filing the Company’s annual U.S. federal income tax return. The Company recorded a TRA liability of $107.9 million as of December 31, 2023. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 16” for further details of the Company’s TRA.

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

Interest Rate Risk

As of December 31, 2023, the Company had cash and cash equivalents and restricted cash and restricted investments of $223.5 million, which consisted of bank deposits with FDIC participating banks of $220.3 million and bank deposits in international banks of $3.2 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of December 31, 2023, we had $575.0 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of December 31, 2023, we have $37.5 million of aggregate principal amount in a secured revolving credit facility and $175.0 million of Series A Preferred Stock outstanding, all of which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR Rate (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00% and (b) the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $0.4 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 10” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payer of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation loss of $0.1 million, $0.8 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evolent Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in mezzanine and shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Reserve for Claims and Performance-Based Arrangements — Refer to Note 22 to the financial statements

Critical Audit Matter Description

The Company records reserves for the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily payable to healthcare professionals and facilities. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. The liability is primarily calculated using completion factors developed by comparing the claim incurred date to the date claims were paid. Key assumptions include current payment experience, trend factors, and completion factors. Completion factors are impacted by several key items including changes in (1) electronic (auto-adjudication) versus manual claim processing, (2) provider claims submission rates, (3) membership, and (4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

For more recent months, and for newer lines of business where there is insufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trends and expected loss ratio analyses that reflect expected claim payment patterns and other relevant operational considerations or authorization analyses. For each reporting period, the Company compares key assumptions used to establish the liability to actual experience. When actual experience differs from these assumptions, the liability is adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

We identified the reserve for claims and performance-based arrangements as a critical audit matter because the development of the reserve involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for claims and performance-based arrangements included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for estimating the liability. This included testing management review controls over the assumptions and data used in supporting the measurement of the liability.
•With the assistance of our actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the liability by comparing them with historical experience, consistency with generally accepted actuarial methodologies used within the industry, and observable healthcare trend levels within the markets the Company operates.
•With the assistance of our actuarial specialists, we used the Company’s underlying claims and membership data to develop an independent range of estimates and compared management’s recorded liability to our range.
•We tested the underlying data that served as the basis for the actuarial analysis, including claims lag triangles and membership data, to test that the inputs to the actuarial estimate were complete and accurate.
•We performed a retrospective review in which we compared the total liability at the end of the prior year to actual paid claims in the current year.
•Additionally, we evaluated management’s disclosures surrounding the reserve for claims and performance-based arrangements.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 22, 2024

We have served as the Company's auditor since 2019.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$192,825	$188,200
Restricted cash and restricted investments	13,768	14,492
Accounts receivable, net (1)	446,749	254,684
Prepaid expenses and other current assets	30,331	20,678
Total current assets	683,673	478,054
Restricted cash and restricted investments	16,864	12,466
Investments in equity method investees	4,895	4,475
Property and equipment, net	78,194	87,874
Right-of-use assets - operating	11,983	49,027
Prepaid expenses and other noncurrent assets	4,028	2,378
Contract cost assets	12,120	17,461
Intangible assets, net	752,009	442,784
Goodwill	1,116,542	722,774
Total assets	$2,680,308	$1,817,293
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$48,246	$57,174
Accrued liabilities (1)	149,849	111,198
Operating lease liability - current	9,738	7,122
Accrued compensation and employee benefits	56,385	52,460
Deferred revenue	5,976	5,758
Reserve for claims and performance - based arrangements	404,048	199,730
Total current liabilities	674,242	433,442
Long-term debt, net	597,049	412,986
Other long-term liabilities	3,637	4,744
Tax receivables agreement liability	107,932	45,950
Operating lease liabilities - noncurrent	38,009	56,010
Deferred tax liabilities, net	13,311	4,744
Total liabilities	1,434,180	957,876

Commitments and Contingencies (See Note 11)

Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 and 0 shares issued, respectively	178,427	—

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 115,424,833 and 101,500,558 shares issued, respectively	1,154	1,015
Additional paid-in-capital	1,808,121	1,486,857
Accumulated other comprehensive loss	(1,257)	(1,178)
Retained earnings (accumulated deficit)	(719,194)	(606,154)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	1,067,701	859,417
Total liabilities, mezzanine equity and shareholders' equity	$2,680,308	$1,817,293
(1) See Note 20 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenue(1)	$1,963,896	$1,352,013	$907,957
Expenses
Cost of revenue (1)	1,503,426	1,035,429	657,551
Selling, general and administrative expenses (1)	358,110	269,269	219,499
Depreciation and amortization expenses	123,415	67,195	60,037
Loss on disposal of non-strategic assets	8,107	—	—
Right-of-use assets impairment	24,065	—	—
Change in fair value of contingent consideration	17,984	(23,522)	13,281
Total operating expenses	2,035,107	1,348,371	950,368
Operating income (loss)	(71,211)	3,642	(42,411)
Interest income	5,256	1,369	407
Interest expense	(54,205)	(15,572)	(25,425)
Gain from equity method investees	1,290	4,569	13,179
Gain on transfer of membership	—	—	45,938
Loss on extinguishment/repayment on long-term debt, net	(21,010)	(10,192)	(21,343)
Change in tax receivables agreement liability	(61,982)	(45,950)	—
Other income (expense), net	(543)	57	(146)
Loss before income taxes	(202,405)	(62,077)	(29,801)
Provision for (benefit from) income taxes	(89,365)	(43,376)	483
Loss from continuing operations	(113,040)	(18,701)	(30,284)
Loss from discontinued operations, net of tax (2)	—	(463)	(7,317)
Loss before preferred dividends and accretion of Series A Preferred Stock	(113,040)	(19,164)	(37,601)
Dividends and accretion of Series A Preferred Stock	(29,220)	—	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(142,260)	$(19,164)	$(37,601)

Loss per common share
Basic and diluted:
Continuing operations	$(1.28)	$(0.20)	$(0.35)
Discontinued operations	—	—	(0.09)
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(1.28)	$(0.20)	$(0.44)

Weighted-average common shares outstanding
Basic and diluted	111,251	93,699	86,067

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(142,260)	$(19,164)	$(37,601)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(79)	(816)	(84)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(142,339)	$(19,980)	$(37,685)
————————
(1)See Note 20 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $0.5 million and $6.8 million loss on disposal of discontinued operations for the years ended December 31, 2022 and 2021, respectively.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(in thousands)

	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	85,895	$859	$1,229,320	$(278)	$(589,178)	$(21,123)	$619,600
Stock-based compensation expense	—	—	—	—	16,711	—	—	—	16,711
Exercise of stock options	—	—	1,490	15	13,274	—	—	—	13,289
Restricted stock units vested, net of shares withheld for taxes	—	—	492	5	(3,855)	—	—	—	(3,850)
Shares issued for acquisition	—	—	1,771	18	56,608	—	—	—	56,626
Conversion of 2021 Notes	—	—	1,095	11	28,481	—	—	—	28,492
Class A common stock issued for payment of earn-outs	—	—	16	—	450	—	—	—	450
Foreign currency translation adjustment	—	—	—	—	—	(84)	—	—	(84)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(37,601)	—	(37,601)
Balance as of December 31, 2021	—	—	90,759	908	1,340,989	(362)	(626,779)	(21,123)	693,633
Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	—	—	33,981	—	—	—	33,981
Exercise of stock options	—	—	651	6	4,446	—	—	—	4,452
Restricted stock units vested, net of shares withheld for taxes	—	—	496	5	(7,091)	—	—	—	(7,086)
Leveraged stock units vested, net of shares withheld for taxes	—	—	459	5	(11,237)	—	—	—	(11,232)
Exchange of 2024 Notes	—	—	5,394	54	101,803	—	—	—	101,857
Shares issued for acquisition	—	—	3,742	37	130,138	—	—	—	130,175
Foreign currency translation adjustment	—	—	—	—	—	(816)	—	—	(816)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(19,164)	—	(19,164)
Balance as of December 31, 2022	—	—	101,501	1,015	1,486,857	(1,178)	(606,154)	(21,123)	859,417
Stock-based compensation expense	—	—	—	—	40,501	—	—	—	40,501
Exercise of stock options	—	—	1,406	14	12,505	—	—	—	12,519
Restricted stock units vested, net of shares withheld for taxes	—	—	630	6	(11,323)	—	—	—	(11,317)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	1,040	10	(10)	—	—	—	—
2024 Note conversion	—	—	1,294	13	23,060	—	—	—	23,073
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payments of earn-outs	—	—	877	9	28,542	—	—	—	28,551
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(79)	—	—	(79)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	10,427	—	—	(29,220)	—	(113,040)	—	(142,260)
Balance as of December 31, 2023	175	178,427	115,425	1,154	$1,808,121	$(1,257)	$(719,194)	$(21,123)	$1,067,701
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows Provided by (Used In) Operating Activities
Net loss before dividends declared and accretion of Series A preferred stock	$(113,040)	$(19,164)	$(37,601)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	17,984	(23,522)	13,281
Loss on disposal of non-strategic assets	8,107	—	—
Loss on discontinued operations	—	463	6,786
Gain from equity method investees	(1,290)	(4,569)	(13,179)
Depreciation and amortization expenses	123,415	67,195	60,037
Stock-based compensation expense	40,501	33,981	16,711
Deferred tax benefit	(93,254)	(45,608)	(526)
Amortization of contract cost assets	10,944	23,056	13,041
Amortization of deferred financing costs	3,812	2,302	18,045
Gain on transfer of membership	—	—	(45,938)
Loss on extinguishment/repayment of debt, net	21,010	10,192	21,343
Right-of-use asset impairment	24,065	—	—
Change in tax receivables agreement liability	61,982	45,950	—
Right-of-use operating assets	16,625	2,500	8,844
Operating lease liabilities	(15,373)	(2,983)	(6,522)
Other current operating cash outflows, net	(171)	2,612	392
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(164,694)	(102,980)	(5,779)
Prepaid expenses and other current and non-current assets	(10,613)	1,673	5,599
Contract cost assets	(5,602)	(7,693)	(18,979)
Accounts payable	(6,723)	13,165	7,250
Accrued liabilities	23,653	(28,791)	(324)
Accrued compensation and employee benefits	(2,052)	447	3,538
Deferred revenue	(263)	(6,508)	(739)
Reserve for claims and performance-based arrangements	204,318	28,436	(3,799)
Other long-term liabilities	(759)	(1,707)	(2,734)
Net cash and restricted cash provided by (used in) operating activities	142,582	(11,553)	38,747
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(388,246)	(248,111)	(49,012)
Proceeds from transfer of membership and release of Passport escrow	—	30,969	42,996
Disposal of non-strategic assets and divestiture of discontinued operations, net	577	(9,164)	3,490
Return of equity method investments	870	5,552	14,218
Purchases of investments	—	—	(2,995)
Maturities and sales of investments	—	—	500
Investments in internal-use software and purchases of property and equipment	(28,745)	(38,361)	(24,983)
Net cash and restricted cash used in investing activities	(415,544)	(259,115)	(15,786)
Cash Flows Provided by Financing Activities
Changes in working capital balances related to claims processing on behalf of partners	(1,514)	(59,449)	61,162
Payment of contingent consideration	(46,873)	—	—
Proceeds from stock option exercises	12,519	4,452	13,289
Proceeds from issuance of long-term debt, net of offering costs	647,494	219,740	—
See accompanying Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2023	2022	2021
Repayment and repurchase of 2021 Notes and financing fees	—	—	(429)
Repayment of long-term debt	(464,201)	—	(98,420)
Distributions to Sponsors	—	(14,884)	(1,300)
Proceeds from issuance of preferred stock, net of offering costs	168,000	—	—
Payment of preferred dividends	(18,793)	—	—
Taxes withheld and paid for vesting of equity awards	(15,292)	(18,318)	(3,850)
Net cash and restricted cash provided by (used in) financing activities	281,340	131,541	(29,548)
Effect of exchange rate on cash and cash equivalents and restricted cash	(79)	(657)	(52)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,299	(139,784)	(6,639)
Cash and cash equivalents and restricted cash as of beginning-of-period	215,158	354,942	361,581
Cash and cash equivalents and restricted cash as of end-of-period	$223,457	$215,158	$354,942

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization

Evolent Health, Inc. was incorporated in December 2014 in the state of Delaware and through its subsidiaries is a market leader in connecting care for people with complex conditions like cancer, cardiovascular disease, and musculoskeletal diagnoses. We work on behalf of health plans and other risk-bearing entities and payers (our customers) to support physicians and other healthcare providers (our users) in providing the best evidence-based care to their patients. We believe adherence to the best evidence supports better outcomes for patients, a better experience for physicians, and lower costs for the healthcare system overall.

The Company made organizational changes, including re-evaluating its reportable segments, as a result of growth in our value-based specialty care business, both organically and through acquisitions. Effective during the three months ended March 31, 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, the Company collapsed its previous two segments, Evolent Health Services and Clinical Solutions into one segment. The Company's historical disclosures have been recast to be consistent with the current presentation.

As of December 31, 2023, the Company had unrestricted cash and cash equivalents of $192.8 million. The Company believes it has sufficient liquidity for at least the next twelve months as of the date the financial statements were available to be issued.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	December 31, 2023	December 31, 2022
Collateral for letters of credit for facility leases (1)	$2,132	$2,269
Collateral with financial institutions (2)	16,237	10,912
Claims processing services (3)	12,263	13,777
Total restricted cash and restricted investments	$30,632	$26,958

Current restricted cash	$13,768	$14,492
Total current restricted cash and restricted investments	$13,768	$14,492

Non-current restricted cash	$16,864	$12,466
Total non-current restricted cash and restricted investments	$16,864	$12,466
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 12 for further discussion of our lease commitments.
(2)Represents collateral held with financial institutions for risk-sharing and other arrangements which are held in a FDIC participating bank account. See Note 19 for discussion of fair value measurement.
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$192,825	$188,200
Restricted cash and restricted investments	30,632	26,958
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$223,457	$215,158

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
When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in loss on disposal of non-strategic assets on our consolidated statements of operations and comprehensive income (loss).

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

Software Development Costs

The Company capitalizes the cost of developing internal-use software, consisting primarily of personnel and related expenses (including employee taxes and benefits) for employees and third parties who devote time to their respective projects. Internal-use software costs are capitalized during the application development stage – when the research stage is complete and management has committed to a project to develop software that will be used for its intended purpose. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Capitalized software costs are included in property and equipment, net on our consolidated balance sheets. Amortization of internal-use software costs are recorded on a straight-line basis over their estimated useful life and begin once the project is substantially complete and the software is ready for its intended purpose.

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

Equity Method Investments

For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of its investments accounted for under the equity method. These investments are included in investments in equity method investees on the consolidated balance sheets with income or loss included in gain from equity method investees on the consolidated statements of operations and comprehensive income (loss). See Note 18 for additional discussion regarding our equity method investments.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interests in the acquiree, over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level on October 31 of each year. During the fourth quarter of 2023, the Company underwent organizational changes which required a reassessment of reporting units. As a result, the Company determined it has one reporting unit due to the economic similarity of the services provided to our partners. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of our reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds our reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 9 for additional discussion regarding the goodwill impairment tests conducted during 2023.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of December 31, 2023 and 2022, approximately 57% and 47%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of December 31, 2023, approximately 16% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care solution.

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

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Further, the Company treats all lease and non-lease components as a single combined lease component for all classes of underlying assets.

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

During the year ended December 31, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations.

The Company terminated a portion its Arlington, VA lease effective December 31, 2023 and recognized the impact of a $6.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment will consist of two payments of $3.25 million, one payment was paid on October 1, 2023 and the other will be paid on April 1, 2024.

Refer to Note 12 for additional lease disclosures.

Revenue Recognition

Our revenue contracts are typically multi-year arrangements with customers to provide solutions designed to lower the medical expenses of our partners and include our total cost of care management and specialty care management services solutions, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

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

Cost of Revenue

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of partners. Costs consist primarily of employee-related expenses (including compensation, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through capitated arrangements.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2023 and 2022, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S., India and the Philippines and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

Loss per Common Share

Basic loss per common share is computed by dividing net loss available to Class A common shareholders by the weighted-average number of Class A common shares outstanding.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares plus the weighted average number of Class A common shares assuming the conversion of our convertible notes, as well as the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our Series A Preferred Stock. For periods of net loss, shares used in the diluted loss per share calculation represent basic shares as using potentially dilutive shares would be anti-dilutive.

Fair Value Measurement

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. Our consolidated balance sheets include various financial instruments (primarily cash not held in money-market funds, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities) that are carried at cost which approximates fair value.

See Note 19 for further discussion regarding fair value measurement.

Series A Preferred Stock

In accordance with ASC 480, Distinguishing Liabilities from Equity, the shares of Cumulative Series A Convertible Preferred Shares, par value $0.01 per share (“Series A Preferred Stock”) are classified within temporary equity, as events outside the Company’s control can trigger such shares to become redeemable. Costs associated with the issuance of redeemable preferred stock are presented as discounts to the fair value of the redeemable preferred stock and are amortized using the effective interest method, over the term of the respective series of preferred shares. Refer to Note 13 - Convertible Preferred Equity for further discussion.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

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
Total acquisition consideration, net of cash on hand and certain closing adjustments, was $715.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on January 20, 2023. The acquisition consideration consisted of approximately $387.8 million of cash consideration (inclusive of certain post-closing adjustments), 8.5 million shares of the Company’s Class A common stock, fair valued at $261.3 million as of January 20, 2023, and an earn-out consisting of additional consideration of up to $150.0 million payable in cash and, at the Company’s election, up to 50% in shares of the Company’s Class A common stock (the “Contingent Consideration”). As of January 20, 2023, the Contingent Consideration was fair valued at $66.6 million. See Note 19 for additional information regarding the fair value determination of the earn-out consideration.
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
————————
(1)Goodwill acquired does not include $1.0 million of measurement period adjustments or of $2.4 million in reductions due to goodwill disposals. See Note 9 for additional information.

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years, 5 years, and 2 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of proprietary software that supports NIA’s core business applications and specialty business. The corporate trade name reflects the value that we believe the NIA brand name carries in the market however do to organization changes we will retire the NIA trade name by December 2024. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a tax benefit of $56.1 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.

The amounts above reflect management’s preliminary estimate of the fair value of the tangible and intangible assets acquired and liabilities assumed. Subsequent to December 31, 2023, we finalized the determination of fair values allocated to the acquired intangible assets and deferred tax liability.

We have included the financial results of NIA in our consolidated financial statements from January 20, 2023. The consolidated statements of operations and comprehensive income (loss) include $242.1 million of revenues and $0.1 million of net income attributable to NIA for the year ended December 31, 2023.

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
Total acquisition consideration, net of cash on hand and certain closing adjustments, was $461.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on August 1, 2022. The acquisition consideration consisted of $256.5 million of cash consideration, 3.7 million shares of Class A common stock, fair valued at $130.2 million as of August 1, 2022, and an earn-out of up to $87.0 million, fair valued at $75.0 million as of August 1, 2022 is payable in cash and/or shares of the Company’s Class A Common Stock, at the Company’s option. See Note 19 for additional information regarding the fair value determination of the earn-out consideration.
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

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 20 years, 5 years, and 15 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of a proprietary customer relationship management and analytics platform that supports reporting to payers with respect to medical device pricing and associated analytics. The corporate trade name reflects the value that we believe the IPG brand name carries in the market. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a tax benefit of $46.8 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the year December 31, 2022, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.

Pro forma financial information (unaudited)
The following unaudited condensed pro forma information presents combined financial information as if the acquisition of NIA had been effective as of January 1, 2021, the beginning of the 2021 fiscal year. The unaudited pro forma financial information includes adjustments to historical amounts including amortization of acquired intangible assets, depreciation of acquired property and equipment, interest expense for the financing of the transaction, alignment of NIA’s revenue recognition policy, and the associated income tax effects as if NIA had been included in the Company’s results of operations.

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

	For the Year Ended December 31,
	2023	2022	2021
Revenue	$1,975,321	$1,607,311	$1,135,126
Net loss attributable to common shareholders of Evolent Health, Inc.	(137,210)	(76,406)	(103,442)

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
————————
(1)Cost of revenue includes intercompany expenses between the Company and True Health that are recorded in loss from continuing operations in the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $2.8 million for the year ended December 31, 2021.
(2)Selling, general and administrative expenses include intercompany expenses between the Company and True Health that are recorded in loss from continuing operations on the consolidated statements of operations and comprehensive income (loss) related to an existing services agreement for claims processing and other health plan administrative functions of $1.1 million for the year ended December 31, 2021.

The consolidated statements of cash flows for all periods have not been adjusted to separately disclose cash flows related to discontinued operations. Cash flows related to the True Health business were as follows:

For the Year Ended December 31, 2021
Cash flows provided by operating activities	$5,002
Cash flows (used in) provided by investing activities	(2,494)

Note 6. Revenue Recognition

Our revenue contracts are typically multi-year arrangements with customers to provide solutions designed to lower the medical expenses of our partners and include our total cost of care management and specialty care management services solutions, provide comprehensive health plan operations and claims processing services, and also include transition or run-out services to customers.

Our performance obligation in these arrangements is to provide an integrated suite of services, including access to our platform that is customized to meet the specialized needs of our partners and providers. Generally, we will apply the series guidance to the performance obligation as we have determined that each time increment is distinct. We primarily utilize a variable fee structure for these services that typically includes a monthly payment that is calculated based on a specified per member per month rate, multiplied by the number of members that our partners are managing under a value-based care arrangement or a percentage of plan premiums. Our arrangements may also include other variable fees related to service level agreements, shared medical savings arrangements and other performance measures. Variable consideration is estimated using the most likely amount based on our historical experience and best judgment at the time. Due to the nature of our arrangements, certain estimates may be constrained if it is probable that a significant reversal of revenue will occur when the uncertainty is resolved. We recognize revenue over time using the time elapsed output method. Fixed consideration is recognized ratably over the contract term. In accordance with the series guidance, we allocate variable consideration to the period to which the fees relate. Our revenue includes certain services which are billed on a per-case basis.
Contracts with Multiple Performance Obligations
Our contracts with customers may contain multiple performance obligations, primarily when the partner has requested both administrative services and other services such as our specialty care management or total cost of care management services as these services are distinct from one another. When a contract has multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price using the expected cost margin approach. This approach requires estimates regarding both the level of effort it will take to satisfy the performance obligation as well as fees that will be received under the variable pricing model. We also take into consideration customer demographics, current market conditions, the scope of services and our overall pricing strategy and objectives when determining the standalone selling price.
Principal vs. Agent
We use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract-by-contract basis. As we integrate goods and services provided by third parties into our overall service, we control the services provided to the customer prior to its delivery. As such, we are the principal and we will recognize revenue on a gross basis. In certain cases, we do not control the services from third parties before it is delivered to the customer, thereby recognizing revenue on a net basis.
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by end-market and product type (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Medicaid	$785,053	$559,362	$421,069
Medicare	708,853	458,413	407,331
Commercial and other	469,990	334,238	79,557
Total	$1,963,896	$1,352,013	$907,957

Performance Suite	$1,214,661	$808,642	$550,959
Specialty Technology and Services Suite	296,366	51,898	42,501
Administrative Services	296,244	407,523	309,803
Cases	156,625	83,950	4,694
Total	$1,963,896	$1,352,013	$907,957
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $44.7 million of transaction price to performance obligations that are unsatisfied as of December 31, 2023. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 58% and 100% of these remaining performance obligations by December 31, 2024 and 2025, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Short-term receivables (1)	$446,220	$246,209
Short-term deferred revenue	5,976	5,758
Long-term deferred revenue	1,173	2,533
————————
(1)Excludes pharmacy claims receivable and premiums receivable.

Changes in deferred revenue for the year ended December 31, 2023, are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$8,291
Reclassification to revenue, as a result of performance obligations satisfied	(5,742)
Cash received in advance of satisfaction of performance obligations	4,600
Balance as of end of period	$7,149

The amount of revenue, excluding customer discounts of $6.3 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $37.2 million, $36.3 million and $28.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2023 and 2022, the Company had $2.8 million and $3.4 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $1.8 million, $3.0 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2023 and 2022, the Company had $9.3 million and $14.1 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $9.2 million, $20.1 million and $11.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 7. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we did observe notable increases in delinquencies with certain partners’ mainly due to timing of payments which resulted in a higher provision for credit losses of during the year ended December 31, 2023.

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

Based on an aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets as of December 31, 2023, 54% were current, 17% were past due less than 60 days, with 26% past due less than 120 days and at December 31, 2022, 67% was current, 21% was past due less than 60 days, with 29% past due less than 120 days. As of December 31, 2023 and 2022, in total we reported on the consolidated balance sheet $472.4 million and $269.1 million of accounts receivable, certain non-trade accounts receivable included in prepaid expenses and other current assets, net of allowances of $16.4 million and $10.2 million, respectively. The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Year Ended December 31,
	2023	2022
Balance as of beginning of period	$(10,180)	$(3,374)
Acquisitions	(240)	(5,269)
Provision for credit losses	(10,773)	(2,740)
Charge-offs(1)	4,832	1,203
Balance as of end of period	$(16,361)	$(10,180)
————————
(1) Charge offs for the years ended December 31, 2023 and 2022 are due primarily to balances written-off that were previously fully reserved at IPG.

Note 8. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	December 31,
	2023	2022
Computer hardware	$21,501	$30,092
Furniture and equipment	1,297	4,214
Internal-use software development costs	212,913	189,119
Leasehold improvements	1,052	14,926
Total property and equipment	236,763	238,351
Accumulated depreciation and amortization expenses	(158,569)	(150,477)
Total property and equipment, net	$78,194	$87,874

The Company capitalized $23.8 million, $29.5 million and $22.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $70.9 million and $73.7 million as of December 31, 2023 and 2022, respectively.

Depreciation expense related to property and equipment was $32.4 million, $32.0 million and $30.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which amortization expense related to capitalized internal-use software development costs was $26.7 million, $27.0 million and $26.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 9. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life and is not amortized; rather, it is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our annual goodwill impairment review occurs on October 31 of each fiscal year. We evaluate qualitative factors that could cause us to believe the estimated fair value of our reporting unit may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

2023 Goodwill Impairment Test

On October 31, 2023, the Company performed its annual goodwill impairment review for fiscal year 2023. In addition, the Company underwent organizational changes which required a reassessment of reporting units. As a result, the Company determined it has one reporting unit due to the economic similarity of the services provided to our partners. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of our reporting unit was below its respective carrying values. As a result, a quantitative goodwill impairment analysis was not required.

2022 Goodwill Impairment Test

On October 31, 2022, the Company performed its annual goodwill impairment test for fiscal year 2022. As a result of Bright HealthCare announcing its plan to exit its Individual and Family Plans line of business in 2023, thus negatively impacting the Company’s future revenues from such partner, the Company elected to forego the qualitative assessment and proceeded directly to the quantitative assessment of the goodwill impairment test for that specific reporting unit. In doing so, we estimated the fair value of the reporting unit by considering an income approach. In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. The quantitative analysis of that reporting unit showed that the fair value exceeded the carrying value. Contracts with our customers may be cancelled or renegotiated and future revenue growth is dependent on winning new contracts. Further, the impairment analysis is particularly sensitive to changes in the projected revenue growth rates and expenses and the discount rate. Changes in these key assumptions such as a significant unfavorable change to our forecasted cash flows due to being unsuccessful in winning certain contracts or certain of our contracts being cancelled or renegotiated by our customers, could result in a revision of management’s estimates and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

Balance as of December 31, 2021	$426,297
Goodwill acquired (1)	296,597
Foreign currency translation	(120)
Balance as of December 31, 2022	722,774
Goodwill acquired (1)	395,164
Measurement period adjustments	971
Goodwill disposal (2)	(2,363)
Foreign currency translation	(4)
Balance as of December 31, 2023	$1,116,542
————————
(1)Goodwill acquired from the addition of NIA in January 2023 and IPG in August 2022.
(2)Goodwill written-off upon disposal of non-strategic assets.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	December 31, 2023				December 31, 2022
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	1.0	$51,965	$30,288	$21,677	12.7	$43,600	$11,726	$31,874
Customer relationships	14.5	806,668	139,150	667,518	15.8	465,019	92,760	372,259
Technology	3.8	162,015	101,566	60,449	2.7	111,822	80,255	31,567
Below market lease, net	0.0	1,218	1,218	—	0.3	1,218	1,151	67
Provider network contracts	1.1	18,054	15,689	2,365	1.3	18,851	11,834	7,017
Total intangible assets, net		$1,039,920	$287,911	$752,009		$640,510	$197,726	$442,784

Amortization expense related to intangible assets was $91.0 million, $35.2 million and $29.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, excluding $0.2 million of amortization expense related to discontinued operations for the year ended December 31, 2021.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2023, is as follows:

2024	$86,903
2025	63,360
2026	62,939
2027	60,198
2028	47,751
Thereafter	430,858
Total future amortization of intangible assets	$752,009

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the years ended December 31, 2023, 2022 and 2021, that would require an impairment test for our intangible assets.

Note 10. Long-term Debt

Terms of Convertible Senior Notes

The Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 in August 2020 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 in October 2018 (the “2025 Notes”) in private placements to qualified institutional buyers within the meaning of Rule 144A under the Securities Act and $402.5 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2029 in December 2023 (the “2029 Notes,” and together with the 2024 Notes and 2025 Notes, the “Convertible Senior Notes”), in private placements to qualified institutional buyers within the meaning of Rule 144A under the Securities Act. All 2025 Notes and 2029 Notes will mature on the date in the table below, unless earlier repurchased, redeemed or converted in accordance with their respective terms prior to such date. As of October 13, 2023, no 2024 Notes remained outstanding.

The Convertible Senior Notes are recorded on our accompanying consolidated balance sheets at their net carrying values. All of our Convertible Senior Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments and their fair values are Level 2 inputs. Refer to Note 19 for additional discussion on the fair value classifications of our Convertible Senior Notes.

The 2025 Notes and 2029 Notes are convertible into cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election, based on an initial conversion rate of Class A common stock per $1,000 principal amount of the 2025 Notes and 2029 Notes, which is equivalent to an initial conversion price of the Company’s Class A common stock. In the aggregate, the 2025 Notes and 2029 Notes are initially convertible into 20.3 million shares of the Company’s Class A common stock (excluding any shares issuable by the Company upon a conversion in connection with a make-whole provision upon a fundamental change or a notice of redemption under the governing indenture). The conversion rate may be adjusted under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

The following table summarizes the terms of our Convertible Senior Notes as of December 31,2023 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes
Aggregate principal amount at issuance	$172,500	$402,500
Interest rate per annum	1.5%	3.5%
Debt issuance costs	$5,929	$11,598
Net proceeds	$166,571	$390,902
Issuance date	October 22, 2018	December 8, 2023
Maturity date	October 15, 2025	December 1, 2029
Interest payment dates (1)	April 15 and October 15	June 1 and December 1

Initial conversion rate per $1,000 of principal	$29.9135	$26.3125
Initial conversion price	$33.43	$38.00
Initial shares upon conversion(2)	5,160	15,092

Carrying value	$170,171	$391,024
Unamortized debt discount and issuance costs	2,329	11,476
Outstanding principal	$172,500	$402,500
Remaining amortization period (years)	1.8	5.9
Fair value (3)	$197,226	$476,717
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are initially convertible into. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

(3)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Holders of the 2025 Notes and 2029 Notes may require the Company to repurchase all or part of their notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company may redeem for cash all or any portion of the 2025 Notes, at its option if the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to the close of business on the business day immediately preceding April 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions. At any time on or after April 15, 2025, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert, at their option, all or any portion of their 2025 Notes at the conversion rate.

The Company may not redeem the 2029 Notes prior to December 6, 2026. The Company may redeem for cash all or any portion of the 2029 Notes, at its option, on or after December 6, 2026, if the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to the close of business on the business day immediately preceding September 1, 2029, the 2029 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions. At any time on or after September 1, 2029, until the close of business on the business day immediately preceding the maturity date, holders of the 2029 Notes may convert, at their option, all or any portion of their 2029 Notes at the conversion rate.

2024 Notes Exchange and Redemption

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

On August 2, 2023, the Company issued a notice of redemption to the holders of its outstanding 2024 Notes, pursuant to which it redeemed the outstanding 2024 Notes for cash at a price of 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, on October 13, 2023 (the “Redemption Date”). Prior to the Redemption Date, holders of the 2024 Notes were entitled to convert to shares of the Company’s Class A Common Stock at a rate of 55.6153 shares per $1,000 principal amount of 2024 Notes.

During the year ended December 31, 2023, holders of the 2024 Notes converted $23.3 million in aggregate principal amount of such notes to 1.3 million shares of the Company’s Class A common stock and the Company repaid the remaining $1.0 million balance in cash, satisfying all of the Company’s remaining payment obligations under the 2024 Notes on the Redemption Date.

2029 Notes Issuance

In December 2023, the Company issued $402.5 million aggregate principal amount of its 2029 Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A of the Securities Act. The 2029 Notes were issued at an issue price of 100.00% of par for net proceeds of approximately $390.9 million, after deducting fees and estimated expenses. We incurred $11.6 million of debt issuance costs in connection with the 2029 Notes. The Company used the net proceeds to prepay interest and prepayment premiums on outstanding borrowings and pay interest and prepayment premiums under its Term Loan Facility.

2022 Credit Agreement

On August 1, 2022 (the “IPG Closing Date”), the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as the borrower (the “ Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation (“Ares”), as administrative agent, collateral agent and revolver agent (the “Existing Credit Agreement” and as modified by the Amendment (defined below), the “Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) initial term loans in an aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) revolving credit commitments in an aggregate principal amount of $50.0 million (the “Initial Revolving

Facility”), the availability of which shall be determined by reference to the lesser of $50.0 million and a borrowing base calculation. The Borrowers borrowed full amount under the Initial Term Loan Facility and the Initial Revolving Facility on the IPG Closing Date. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Initial Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Initial Revolving Facility was paid as of the IPG Closing Date.

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

On December 5, 2023, the Company entered into Amendment No. 2 to the Credit Agreement pursuant to which the lenders agreed to certain mechanical changes necessary to permit issuance by the Company of additional unsecured convertible notes.

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

Amounts outstanding under the Credit Facilities may be prepaid at the option of the Company, subject to the following prepayment premium (the “Prepayment Premium”) (subject to certain thresholds and carve outs): (1) 3.00% of the principal amount so prepaid after the NIA Closing Date but prior to the first anniversary of the NIA Closing Date; (2) 2.00% of the principal amount so prepaid after the first anniversary of the closing but prior to the second anniversary of the NIA Closing Date; (3) 1.00% of the principal amount so prepaid after the second anniversary of the NIA Closing Date but prior to the third anniversary of the NIA Closing Date; and (4) 0.00% of the principal amount so prepaid on or after the third anniversary of the NIA Closing Date. Amounts outstanding under the Credit Facility are subject to mandatory prepayment upon the occurrence of certain events and conditions, including non-ordinary course asset dispositions, receipt of certain casualty proceeds, issuances of certain debt obligations and a change of control transaction, in each case, subject to application of the Prepayment Premium. The Prepayment Premium is also applicable upon any voluntary prepayment of the Term Loan Facility and any voluntary reduction or termination in the Revolving Facility.

The Borrowers will pay an unused line fee equal to 0.50% times the result of (i) the aggregate amount of the Revolving Facility, less (ii) the average Revolving Facility usage during the immediately preceding month (or portion thereof), which fee shall be due and payable quarterly in arrears, on the first day of each calendar quarter from and after the IPG Closing Date and on the date on which (X) the Credit Facilities are paid in full in cash and (y) the Revolving Facility is otherwise terminated in accordance with the terms of the Credit Agreement.

The Credit Facilities contain customary borrowing conditions, affirmative, negative and reporting covenants, representations and warranties, and events of default, including cross-defaults to other material indebtedness. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Loans. We incurred $14.6 million of debt issuance costs in connection with the Loans, which was included in long-term debt, net of discount on our consolidated balance sheets and amortized into interest expense over the life of the Credit Agreement.

During the year ended December 31, 2023, the Company prepaid $37.5 million under the Revolving Facility and $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA. The total amount paid to Ares under the Credit Agreement in connection with the prepayment was $434.8 million, which included $415.0 million of principal, $9.1 million in accrued interest and $10.7 million in prepayment premium. As of December 31, 2023, there is $37.5 million outstanding under the Company’s Revolving Facility.

Interest Expense

Interest expense and amortization of debt issuance costs activity during the years ended December 31, 2023, 2022 and 2021, respectively were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
2029 Notes
Interest expense	$900	$—	$—
Amortization of debt issuance costs	122	—	—
Interest expense for 2029 Notes	$1,022	$—	$—
2022 Credit Agreement
Interest expense	$46,538	$7,939	$—
Amortization of debt issuance costs	2,256	433	—
Interest expense for 2022 Credit Agreement	$48,794	$8,372	$—
2024 Notes
Interest expense	$367	$2,743	$4,097
Amortization of debt issuance costs	148	592	7,899
Interest expense for 2024 Notes	$515	$3,335	$11,996
2025 Notes
Interest expense	$2,588	$2,588	$2,632
Amortization of debt issuance costs	1,286	1,277	9,966
Interest expense for 2025 Notes	$3,874	$3,865	$12,598
2019 Credit Agreement
Interest expense	$—	$—	$161
Amortization of debt issuance costs	—	—	—
Interest expense for 2019 Credit Agreement	$—	$—	$161
2021 Notes
Interest expense	$—	$—	$490
Amortization of debt issuance costs	—	—	180
Interest expense for 2021 Notes	$—	$—	$670

Note 11. Commitments and Contingencies

Commitments

Letters of Credit

As of December 31, 2023 and 2022, the Company was party to irrevocable standby letters of credit with a bank for $17.9 million and $13.1 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $18.4 million and $13.1 million, respectively, in restricted cash and restricted investments as collateral as of December 31, 2023 and 2022, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between May 2024 and December 2025 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of December 31, 2023, no amounts have been funded under this guarantee.

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

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the IPG acquisition in 2022 and the NIA acquisition in 2023, the Company recorded changes in tax receivables agreement liabilities of $62.0 million and $46.0 million for the years ended December 31, 2023 and 2022, respectively, resulting in a total TRA liability of $107.9 million as of December 31, 2023.

We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivable agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with University Healthcare, Inc d/b/a Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (“Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs filed a motion to dismiss the case without prejudice, which was granted by the Delaware Chancery Court on January 5, 2023. On April 6, 2023, a shareholder of the Company sent a letter to the Company’s Board (the “Demand”) requesting that the Company’s Board of Directors (the “Board”), among other things, investigate alleged wrongdoing and commence litigation for breach of fiduciary duty against the individuals named as defendants in the Derivative Action. The Board considers it appropriate to investigate, evaluate, and consider the issues and matters raised in the Demand, and are working with outside counsel to do so. On February 15, 2024, the Board, following careful deliberation, responded that it was in the best interests of the Company and its stockholders to refuse to take the actions, including commencing litigation, that were made in the Demand. The Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this request.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2023, approximately 98.6% of our $223.5 million of cash and cash equivalents, restricted cash and restricted investments were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 1.4% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	December 31,
	2023	2022
Cook County Health and Hospitals System	46.9%	42.5%
Molina Healthcare, Inc.	*	12.0%
Bright Health Management, Inc.	*	11.3%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2023	2022	2021 (1)
Cook County Health and Hospitals Systems	15.7%	22.4%	28.0%
Humana Insurance Company	12.0%	*	*
Molina Healthcare, Inc.	13.5%	*	*
Florida Blue Medicare, Inc.	10.4%	11.5%	14.1%
————————
*     Represents less than 10.0% of the respective balance
(1) The denominator excludes $44.8 million of True Health premium revenue reclassified to discontinued operations for the year ended December 31, 2021.

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

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Further, the Company treats all lease and non-lease components as a single combined lease component for all classes of underlying assets. The Company also enters into sublease agreements for some of its leased office space. Immaterial rental income attributable to subleases is offset against rent expense over the terms of the respective leases.

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates. Under the lease agreements, in addition to base rent, the Company is generally responsible for operating and maintenance costs and related fees. Several of these agreements include tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record such items in right-of-use assets and operating lease liabilities on our consolidated balance sheets equal to the difference between rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis over the terms of the leases. Effective January 1, 2024, the Company’s primary office location is in Arlington, Virginia with a lease that expires in December 2030.

In connection with various lease agreements, the Company is required to maintain $2.1 million and $2.3 million in letters of credit as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company held $2.1 million and $2.3 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

During the year ended December 31, 2023, the Company terminated a portion of its Arlington, VA lease effective December 31, 2023 and recognized the impact of a $6.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment will consist of two payments of $3.25 million to be paid on October 1, 2023 and April 1, 2024.

Right-of-Use Asset Impairment

During the year ended December 31, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations and comprehensive income (loss).

The following table summarizes our primary office leases as of December 31, 2023 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA(1)	8.1	$11,973	$1,579
Edison, NJ	2.3	1,207	222
Makati City, Philippines	4.4	3,014	—
Alpharetta, GA	1.8	834	—
Pune, India	4.3	2,471	—
Brea, CA	3.4	3,315	—
————————
(1)Effective January 29, 2024, the Company entered into a lease at 1812 North Moore Street for its corporate headquarters. The lease has a term of 7.0 years, future minimum lease commitments of $3.3 million and required letter of credit of $0.1 million.

The following table summarizes the components of our lease expense (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Operating lease cost	$7,984	$8,956	$12,991
Variable lease cost	6,004	5,682	5,036
Total lease cost	$13,988	$14,638	$18,027

Maturity of lease liabilities (in thousands) reflective of our new primary office space lease in Arlington, VA is as follows:

Operating lease expense
2024	$12,572
2025	9,394
2026	8,561
2027	8,065
2028	6,939
Thereafter	16,033
Total lease payments	61,564
Less:
Interest	13,817
Present value of lease liabilities	$47,747

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	December 31,
	2023	2022	2021
Weighted average discount rate	6.40%	6.36%	6.38%
Weighted average remaining lease term	6.0	7.8	8.8

Note 13. Convertible Preferred Equity

In connection with the NIA closing, on January 20, 2023, the Company entered into a Securities Purchase Agreement (Series A Convertible Preferred Shares) with the Purchasers listed on Schedule I thereto (the “Securities Purchase Agreement”) pursuant to which the Company offered and sold to the Purchasers an aggregate 175,000 shares of the Series A Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), at a purchase price of $960.00 per share, resulting in total gross proceeds to the Company of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the

Incremental Revolving Facility and Incremental Term Loan Facility, to finance the cash consideration payable at Closing and pay transaction fees and expenses.

The Series A Preferred Stock ranks senior with respect to dividend and liquidation rights to the Company’s Class A common stock, par value $0.01 per share and all future series of the Company’s preferred stock. Each share of Series A Preferred Stock has an initial liquidation preference of $1,000.00 per share.

Regular dividends on the Series A Preferred Stock will be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation of the of the Series A Preferred Stock filed by the Company with the Delaware Secretary of State on January 19, 2023 (the “Certificate of Designation”)) plus 6.00%. The liquidation preference of the Series A Preferred Stock will increase on the last day of each calendar quarter by the amount of any accrued and unpaid regular dividends that have not been paid in cash on the relevant dividend payment date. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events, including a breach of the protective covenants contained in the Investor Rights Agreement or the Company’s failure to pay any regular dividends in cash. Holders of Series A Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Class A Common Stock on an as-converted basis.

Each holder of Series A Preferred Stock has the right, at its option, to convert its shares of Series A Preferred Stock into shares of Class A Common Stock at an initial conversion price per share of $40.00 of the then-current liquidation preference per share, subject to customary anti-dilution adjustments.

Holders of Series A Preferred Stock are not entitled to vote on any matters, except as required by law and for certain consent rights set forth in the Certificate of Designation.

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

The Company accreted $10.4 million of deferred issuance costs and redemption value in excess of par value in additional paid-in-capital on the consolidated balance sheets for the year ended December 31, 2023.

The Company paid dividends related to the Series A Preferred Stock as presented below during the year ended December 31, 2023:

For the Three Month Period Ended	Payment Date	Dividends Per Share	Total Amount Paid
March 31, 2023	3/28/2023	$20.86	$3,650,500
June 30, 2023	6/27/2023	27.91	4,884,250
September 30, 2023	9/28/2023	29.12	5,096,000
December 31, 2023	12/22/2023	29.50	5,162,500

Note 14. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Year Ended December 31,
	2023	2022	2021
Loss from continuing operations	$(113,040)	$(18,701)	$(30,284)
Loss from discontinued operations, net of tax	—	(463)	(7,317)
Loss before preferred dividends and accretion of Series A Preferred Stock	(113,040)	(19,164)	(37,601)
Dividends and accretion of Series A Preferred Stock	(29,220)	—	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(142,260)	$(19,164)	$(37,601)

Weighted-average common shares outstanding - basic and diluted	111,251	93,699	86,067

Loss per common share
Basic and diluted:
Continuing operations	$(1.28)	$(0.20)	$(0.35)
Discontinued operations	—	—	(0.09)
Basic and diluted loss per share attributable to common shareholders of Evolent Health, Inc.	$(1.28)	$(0.20)	$(0.44)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,352	1,804	1,807
Stock options	794	1,769	2,036
Series A Preferred Stock	4,375	—	—
Convertible senior notes	6,808	9,574	12,602
Total	13,329	13,147	16,445

Note 15. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and leveraged stock units (“LSUs”), under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million of the Company’s Class A common stock. As of December 31, 2023 and 2022, 4.8 million stock options and 3.8 million shares of restricted stock have been awarded, net of forfeitures, under the 2011 Plan.
The following table summarizes the Company’s additional shares authorized changes for the 2015 Plan (in thousands):

Board Approval Date	Shares Added	Total Additional Shares Authorized
May 1, 2015	6,000	6,000
June 13, 2018	4,525	10,500
April 15, 2021	4,910	15,400
April 20, 2023	4,000	19,400
November 2, 2023	8,000	27,400

Upon shareholder approval of the amended 2015 Plan in 2018, the 2011 Plan was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan continues to govern awards previously granted under the 2011 Plan. As of December 31, 2023, 2.8 million of stock options, 6.3 million RSUs, 1.9 million LSUs and 1.5 million PSUs, have been awarded, net of forfeitures, under the 2015 Plan. As of December 31, 2022, 2.8 million of stock options, 5.5 million RSUs, 1.4 million LSUs and 0.8 million PSUs, have been awarded, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from non-employees.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Award Type
Stock options	$74	$416	$1,337
RSUs	26,718	17,327	9,606
Performance-based RSUs	13,214	14,308	2,471
LSUs	495	1,930	3,297
Total compensation expense by award type	$40,501	$33,981	$16,711

Line Item
Cost of revenue	$1,662	$4,387	$2,263
Selling, general and administrative expenses	38,839	29,594	14,448
Total compensation expense by financial statement line item	$40,501	$33,981	$16,711

No stock-based compensation was capitalized as software development costs for the years ended December 31, 2023, 2022 and 2021.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2023
	Unrecognized Compensation Expense	Weighted Average Period (years)
RSUs	$42,132	1.39
PSUs	17,762	1.81
Total	$59,894

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

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,895	$10.40	3.24	$33,503
Exercised	(1,237)	8.72
Forfeited	—	—
Outstanding as of December 31, 2023	658	$13.23	4.99	$13,032

Vested and expected to vest after December 31, 2023	658	$13.23	4.99	$13,032

Exercisable as of December 31, 2023	658	$13.23	4.99	$13,032

The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021, was $0.6 million, $2.6 million and $4.9 million, respectively. The total intrinsic value of options exercised during 2023, 2022 and 2021 was $26.9 million, $16.3 million and $20.8 million, respectively. We issue new shares to satisfy option exercises.

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

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	268	$10.27	4.16	$5,730
Exercised	(162)	10.27
Outstanding as of December 31, 2023	106	10.27	2.17	2,401

Vested and expected to vest after December 31, 2023	106	$10.27	2.17	$2,401

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

	Total RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,268	$22.09
Granted	1,281	33.85
Forfeited	(428)	27.64
Vested	(969)	20.83
Outstanding as of December 31, 2023	2,152	$28.55

During the years ended December 31, 2023, 2022 and 2021, we granted RSUs with a weighted-average grant date fair value of $33.85, $28.23 and $21.10, respectively, which represents the weighted-average closing price of our common stock on the grant date.

The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $20.2 million, $11.6 million and $7.3 million, respectively.

Leveraged Stock Unit Awards

During 2020 and 2019, the Company granted 0.5 million and 0.7 million LSUs, respectively, to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. Information with respect to our LSU awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Leveraged Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	520	$9.15	7.24	$9,846
Change in achievement	520	9.15
Vested	(1,040)	9.15
Outstanding as of December 31, 2023	—	$—	0.00	$—

Performance-based RSUs

During 2021, the Company granted 0.3 million PSUs to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. A two and three-year cumulative Adjusted EBITDA goal was approved and began on January 1, 2021. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale is anchored by a minimum performance requirement of cumulative Adjusted EBITDA. If the minimum performance goal is not achieved, then no performance shares are earned. If 100% of the performance goal is achieved, then award is paid at target and if the maximum performance is achieved, then 200% of the targeted shares are earned. If the cumulative Adjusted EBITDA falls between tiers on the sliding scale, the actual cumulative Adjusted EBITDA payout percentage shall be determined by linear interpolation between the percentages on a straight-line basis. Shares earned by the two and three-year cumulative Adjusted EBITDA performance will be adjusted based on a respective total shareholder return ("TSR"). Shares earned will be adjusted if TSR performance is in the bottom quartile and will be adjusted +10% if TSR performance is in the upper quartile. TSR represents stock price appreciation over each of the two performance periods.

The price assumptions used for our performance based stock unit awards were as follows:

	1st Tranche	2nd Tranche
Weighted-average fair value per performance based stock unit granted	$20.64	$20.69
Assumptions:
Expected term	2 years	3 years
Expected volatility	89.5%	77.7%
Risk-free interest rate	0.12%	0.25%
Dividend yield	—%	—%

The fair value of PSUs are determined using a Black-Scholes valuation model with the assumptions disclosed in the table above. The dividend rate is based on the expected dividend rate during the expected life of the award. Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the awards are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an award is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the awards.

During 2023 and 2022, the Company granted 0.5 million PSUs, respectively, to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. A three-year cliff vesting was approved and began on January 1, 2022 and January 1, 2023, respectively. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale for both the 2023 and 2022 PSU awards is anchored by a minimum performance requirement of company value. In 2023, the Company amended its 2022 PSUs to modify the business unit performance metrics to align with the Company’s focus on a specialty-led strategy. Under the modified 2022 PSU, the Adjusted EBITDA and revenue growth performance goals for each business unit were replaced with the Adjusted EBITDA for the Company and revenue growth metrics for the remainder of the three-year performance period, with an adjustment made for expected business unit performance results for the period prior to the modification. Per the agreements, company value is calculated using a formula based on revenue growth and cumulative Adjusted EBITDA, as adjusted for any acquired business during the period. If the minimum performance goal is not achieved, then no performance shares are earned. If 100% of the performance goal is achieved, then award is paid at target and if the maximum performance is achieved, then 250% of the targeted shares are earned. If the company value falls between tiers on the sliding scale, the actual company value payout percentage shall be determined by linear interpolation between the percentages on a straight-line basis.

Information with respect to our performance based restricted stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Performance Based Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,396	$24.30	8.72	$5,274
Granted	542	34.07
Change in achievement	72	26.60
Vested	(343)	19.54
Forfeited	(14)	31.77
Outstanding as of December 31, 2023	1,653	$30.53	8.42	$4,131

Vested and expected to vest after December 31, 2023	1,653	$30.53	8.42	$4,131

Note 16. Income Taxes

Our loss from continuing operations before income taxes (in thousands) was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Domestic	$(206,344)	$(66,055)	$(32,719)
Foreign	3,939	3,978	2,918
Loss from continuing operations before income taxes	$(202,405)	$(62,077)	$(29,801)

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$(875)	$(1,469)
State and local	2,855	1,788	1,449
Foreign	1,034	1,318	1,027
Total current tax expense	3,889	2,231	1,007
Deferred
Federal	(42,156)	5,055	(5,866)
State and local	(12,822)	(2,790)	(4,021)
Foreign	510	92	(493)
Total deferred tax expense (benefit)	(54,468)	2,357	(10,380)
Change in valuation allowance	(38,786)	(47,964)	9,856
Total tax expense (benefit)	$(89,365)	$(43,376)	$483

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Year Ended December 31,
	2023	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	3.0%	(0.6)%	1.9%
Foreign earnings at other than U.S. rates	(0.3)%	(0.8)%	0.3%
Change in valuation allowance	19.2%	77.3%	(33.1)%
Contingent consideration adjustments	(1.2)%	(0.1)%	(1.0)%
Non-deductible excess compensation	(6.8)%	(27.8)%	(10.1)%
Excess tax benefits on stock-based compensation	7.1%	12.2%	8.1%
Convertible debt extinguishment	—%	(3.4)%	(1.5)%
Change in uncertain tax positions	(0.5)%	(1.1)%	0.2%
Nondeductible transaction costs	(0.2)%	(1.7)%	—%
Change in state rate	2.2%	5.2%	6.8%
Return to provision	(0.1)%	(1.1)%	6.6%
Tax sharing settlement	—%	—%	(1.1)%
Tax receivable agreement	(0.9)%	(9.1)%	—%
Research and development tax credit - federal	1.7%	—%	—%
Other, net	—%	(0.1)%	0.3%
Effective tax rate	44.2%	69.9%	(1.6)%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2023	2022
Deferred Tax Assets
Start-up and organizational costs	$59	$84
Goodwill	17,501	12,281
Operating lease liabilities	10,015	16,362
Accrued expenses	11,530	9,326
Stock based compensation	3,283	1,263
Net operating loss carryforwards	123,147	131,317
Federal and state research tax credits	4,467	1,828
Fixed assets	666	393
Interest deduction limitation	20,460	7,089
Outside basis differences	70	650
Other	7,417	6,677
Subtotal	198,615	187,270
Valuation allowance	(32,004)	(70,790)
Total deferred tax assets	166,611	116,480

Deferred Tax Liabilities
Internally developed software costs	5,697	11,173
Intangible assets	165,742	89,784
Right-of-use assets - Operating	1,884	12,696
Contract fulfillment costs	3,030	4,501
Other	2,606	2,136
Total deferred tax liabilities	178,959	120,290
Net deferred tax liabilities	$(12,348)	$(3,810)

Changes in our valuation allowance (in thousands) were as follows:

	For the Year Ended December 31,
	2023	2022
Balance at beginning-of-year	$70,790	$101,345
Credited to costs and expenses	(38,786)	(47,964)
Charged to other accounts (1)	—	17,409
Balance at end-of-year	$32,004	$70,790
______________
(1)Amounts charged to other accounts includes $17.3 million charged to shareholders’ equity and $0.1 million charged to discontinued operations for the year ended December 31, 2022.

For the year ended December 31, 2023, the effective tax rate was 44.2% and the corresponding tax benefit recorded was $89.4 million. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax benefit recorded during the year ended December 31, 2023, primarily related to the deferred tax liabilities established as part of the NIA acquisition accounting, partially offset by state and foreign taxes.

For the year ended December 31, 2022, the effective tax rate was 69.9% and the corresponding tax benefit recorded was $43.4 million. The income tax benefit recorded by the company in 2022 primarily related to the deferred tax liabilities established as part of the IPG acquisition accounting, partially offset by state and foreign taxes.

For the year ended December 31, 2021, the effective tax rate was (1.6)% and the corresponding tax expense recorded was $0.5 million. The income tax expense recorded by the Company in 2021 primarily related to foreign taxes and the impact of the valuation allowance recorded against the Company’s net deferred tax assets, with the exception of indefinite lived components and those expected to reverse outside of the net operating loss carryover period.

As of December 31, 2023, the Company had $162.1 million of federal and $199.5 million of state NOL carryforwards available to offset future taxable income that begin to expire in 2033 and 2024, respectively, and $291.6 million federal and $325.9 million of state NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. We have established a valuation allowance against those NOLs that cannot be offset with future deferred tax liabilities. Furthermore, Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could result in an annual limit on the Company’s ability to utilize NOLs and could cause federal and state income taxes to be due sooner than if no such limitations applied.

As of December 31, 2023, the Company had $5.7 million and $0.3 million of research and development credits for federal and state income tax purposes, respectively, which expire beginning in 2037 and 2028, respectively.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our financial results, financial position and cash flows.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Balance at beginning-of-year	$1,624	$609	$678
Gross increases - tax positions in prior period	7	616	—
Gross increases - tax positions in current period	969	399	—
Lapse of statute of limitations	—	—	(69)
Balance at end-of-year	$2,600	$1,624	$609

We are subject to taxation in various jurisdictions in the U.S., India and the Philippines. Tax years 2011 and all subsequent periods remain subject to examination by the federal and state taxing jurisdictions due to the availability of NOL carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2023, are $2.6 million of tax benefits that, if recognized, would affect the overall effective tax rate. The Company had recognized $0.4 million of interest and penalties related to uncertain tax positions as a component of income tax expense for the year ended December 31, 2022. The Company recognized no interest and penalties related to uncertain tax positions for the years ended December 31, 2023 and December 31, 2021. The Company has accrued interest and penalties related to uncertain tax positions of $0.4 million as of December 31, 2023 and 2022. The Company had recognized $2.6 million of uncertain tax positions as of December 31, 2023, and $1.6 million as of December 31, 2022. The Company and its subsidiaries are not currently subject to income tax audits in any federal, state or local jurisdiction, or any foreign jurisdiction, for any tax year.

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

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. The Company has recorded the full TRA liability of $107.9 million as of December 31, 2023.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 11 for additional discussion of the implications of the TRA.

Note 17. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $10.8 million, $7.4 million and $5.4 million in contributions to the 401(k) plan for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 18. Investments in Equity Method Investees

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. One joint venture includes put or call features under which we could be forced to extend purchase or buy interest from our joint venture partner. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIEs.

As of December 31, 2023 and 2022, the Company’s economic interests in its equity method investments ranged between 4% and 34% and 4% and 38%, respectively, and voting interests in its equity method investments ranged between 25% and 34% and 25% and 40% respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $1.3 million, $4.6 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $19.1 million, $16.9 million and $15.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$83,600	$83,600
Total fair value of liabilities measured on a recurring basis	$—	$—	$83,600	$83,600

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$78,000	$78,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$78,000	$78,000

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the years ended December 31, 2023 and 2022, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The acquisition of NIA includes a provision for additional equity consideration, at the Company’s option, contingent upon the Company obtaining certain performance metrics. The earnout period for the NIA contingent consideration is the year ending December 31, 2023 and will be paid during the second quarter of 2024.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Balance as of beginning of period	$78,000	$28,700
Additions	70,200	75,000
Settlements	(82,584)	—
Total (gain) loss, net	17,984	(25,700)
Balance as of end of period	$83,600	$78,000

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	December 31, 2023
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$83,600	N/A	Contractual terms	$83,600

December 31, 2022
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$78,000	Real options approach	Risk-neutral expected earnout consideration	$77,946
			Weighted average discount rate	9.85% - 10.01%

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

See Note 10 for information regarding the fair value of the 2025 and 2029 Notes.

Note 20. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

The Company has an economic relationship through the ordinary course of business with an entity whose President and Chief Executive Officer is a member of our board of directors that accounts for a majority of our related party revenue and cost of revenue for the years ended December 31, 2023 and 2022, respectively.

As discussed in Note 18, the Company had economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ earnings and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings.

The following table presents assets and liabilities attributable to our related parties (in thousands):

	December 31,
	2023	2022
Assets
Accounts receivable, net	$8,045	$8,787

Liabilities
Accounts payable	$390	$27
Accrued liabilities	—	192

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Revenue	$192,176	$154,591	$45,082

Expenses
Cost of revenue	162,589	128,308	3,063
Selling, general and administrative expenses	2,464	1,507	285

Note 21. Repositioning and Other Changes

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals.

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan’). These initiatives include making organizational changes across the business that resulted in severance, terminated benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses.

As of December 31, 2023, the Company estimates total repositioning charges of $45.0 million to be incurred during the life of the 2023 Repositioning Plan which will be recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The repositioning program is anticipated to be substantially complete by the first half of 2024.

Additionally, in the fourth quarter of 2020, we committed to certain operational efficiency and profitability actions in response to a change in the composition of our business at the time (the “2020 Repositioning Plan”). These actions included making organizational changes across our business as well as other profitability initiatives expected to result in reductions in force, re-aligning of resources as well as other potential operational efficiency and cost-reduction initiatives that will provide future benefit to the Company. The 2020 Repositioning Plan concluded in the fourth quarter of 2021.

The following table provides a summary of our total costs associated with our repositioning plans for the years ended December 31, 2023, 2022 and 2021, by major type of cost (in thousands):

	For the Year Ended December 31,			Total Amount Expected to be Incurred in the 2023 Repositioning Plan
	2023	2022	2021
Severance and termination benefits	$8,564	$—	$185	$10,562
Dedicated employee costs	6,900	—	—	8,929
Professional services	12,910	—	4,391	15,174
Office space consolidation	6,862	—	2,742	$10,362
Total	$35,236	$—	$7,318	$45,027

Note 22. Reserve for Claims and Performance-Based Arrangements

The Company maintains reserves for its liabilities related to payments to providers and pharmacies under performance-based arrangements related to its specialty care management services solutions.

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

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability for reserves related to its specialty care management services is calculated using "completion factors" developed by comparing the claim incurred date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products.

The Company’s policy for reserves related to its specialty care management services solutions is to use historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

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

Activity in reserves for claims and performance-based arrangements was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Balance, beginning of period	$199,730	$171,294
Incurred health care costs:
Current year to date period	928,013	605,757
Prior year to date period	(36,925)	(11,512)
Total claims incurred	891,088	594,245
Claims paid related to:
Current year to date period	(549,691)	(427,994)
Prior year to date period	(137,079)	(137,815)
Total claims paid	(686,770)	(565,809)
Balance, end of period	$404,048	$199,730

Note 23. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2023
Total revenue	$556,055	$511,015	$469,136	$427,690
Total operating expenses	577,405	528,953	490,704	438,045
Loss before preferred dividends and accretion of Series A Preferred Stock	(33,411)	(25,324)	(34,323)	(19,982)
Dividends and accretion of Series A Preferred Stock	(7,984)	(7,872)	(7,088)	(6,276)
Net loss attributable to common shareholders of Evolent Health, Inc.	(41,395)	(33,196)	(41,411)	(26,258)

Loss per common share

	For the Three Months Ended
	December 31	September 30	June 30	March 31
Basic and diluted	$(0.36)	$(0.30)	$(0.37)	$(0.24)

2022
Total revenue	$382,432	$352,585	$319,939	$297,057
Total operating expenses	384,310	339,634	324,572	299,855
Net income (loss) from continuing operations	(11,349)	2,123	(4,125)	(5,350)
Net loss from discontinued operations, net of tax	—	—	(463)	—
Net income (loss) attributable to common shareholders of Evolent Health, Inc.	(11,349)	2,123	(4,588)	(5,350)

Income (loss) per common share
Basic and diluted	$(0.11)	$0.02	$(0.05)	$(0.06)

Note 24. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$137	$573	$784
Increase/decrease to goodwill from measurement period adjustments/business combinations	2,333	—	—
Class A common stock issued for payment of earn-outs	28,551	—	450
Accrued deferred financing costs	529	450	—
Gain from transfer of membership	—	—	(22,969)
Class A common stock issued in connection with business combinations	261,271	130,175	56,626
Class A common stock issued in connection with debt repayment	23,073	101,999	28,492
Consideration for asset acquisition or business combinations	—	—	14,600
Accrued net working capital adjustment with business combinations	1,098	791	—
Effects of Leases
Operating cash flows from operating leases	(12,844)	14,087	13,845
Leased assets disposed of (obtained in) exchange for operating lease liabilities	(27,327)	4,308	(2,583)
Supplemental Disclosures
Cash paid for interest	(53,591)	(6,269)	(7,113)
Cash paid for taxes, net	(4,892)	(1,397)	(551)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal controls over financial reporting, we excluded NIA from our evaluation for the period ended December 31, 2023. NIA was acquired on January 20, 2023 and is a wholly-owned subsidiary whose total assets excluded from management's assessment represent 31.0% and total revenues excluded from management's assessment represent 12.3% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. We are in the process of integrating NIA into our system of internal controls over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on such evaluation, our management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evolent Health, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at National Imaging Associates which was acquired on January 20, 2023, and whose financial statements constitute 31.0% of total assets and 12.3% of revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at National Imaging Associates.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
February 22, 2024

Item 9B. Other Information

On December 14, 2023, John Johnson, the Company’s Chief Financial Officer, terminated a trading plan for the sale of securities that was intended to satisfy the affirmative conditions of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Johnson Plan”). The Johnson Plan was adopted on November 27, 2023, solely for the sale of securities to satisfy applicable tax withholding and other obligations upon the vesting of RSUs granted on March 2, 2020, March 1, 2021, March 1, 2022 and March 1, 2023 and PSUs granted on March 1, 2021, and accordingly, absent the termination of the Johnson Plan, the aggregate amount of securities that could have been sold under the Johnson Plan was unknown as the number would have varied based on the market price of the Company’s Class A common Stock at the time of vesting. Mr. Johnson terminated the Johnson Plan without having sold any shares under the Johnson Plan, as, among other things, the Johnson Plan was terminated prior to the end of the mandatory cooling off period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 6, 2024, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2023 (the “2024 Proxy Statement”).
The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Information about our Executive Officers” in this Annual Report on Form 10-K and our 2024 Proxy Statement.
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
Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to our 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to our 2024 Proxy Statement.

PART IV

Item 15. Exhibits

(a)    The following documents are filed as part of this report:
(1)    The following financial statements of the registrant and report of independent registered public accounting firm are included of Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets
•Consolidated Statements of Operations and Comprehensive Income (Loss)
•Consolidated Statements of Changes in Mezzanine and Shareholders’ Equity
•Consolidated Statements of Cash Flows
•Notes to Consolidated Financial Statements
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

2.5*
Stock and Asset Purchase Agreement by and among Evolent Health, Inc., Evolent Health LLC, Magellan Health, Inc. and Magellan Healthcare, Inc., dated as of November 17, 2022 which was filed as Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023, and incorporated herein by reference..

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

4.3
Form of 1.50% Convertible Senior Notes due 2025, filed as Exhibit A to the Indenture (Item 4.2 above), which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018, and incorporated herein by reference.

4.4	Description of Registrant’s Securities, which was filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022, and incorporated herein by reference.

4.5
Indenture, dated as of December 8, 2023, between Evolent Health, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K with the SEC on December 11, 2023 and incorporated herein by reference.

4.6
Form of 3.50% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5), filed as Exhibit 4.1 to the Company’s Current Report on Firm 8-K with the SEC on December 11, 2023 and incorporated herein by reference.

10.1
Income Tax Receivables Agreement, dated as of June 4, 2015, by and among Evolent Health, Inc., Evolent Health LLC and certain stockholders of Evolent Health, Inc., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.2	VPHealth, Inc. 2011 Equity Incentive Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.3+
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

10.5+
Amendment to the Evolent Health, Inc. 2015 Omnibus Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2018, and incorporated herein by reference.

10.6+
Form of Executive Officer Option Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

10.7+
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

10.10†
Amended and Restated HealthPlaNet Technology License Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.11†
Amended and Restated Intellectual Property License and Development Services Agreement between UPMC and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.12
Amended and Restated Intellectual Property License and Data Access Agreement by and between The Advisory Board Company and Evolent Health, Inc., dated as of June 27, 2013, filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2015, and incorporated herein by reference.

10.13	Deed of Lease Agreement Between 1812 Holdings, LLC, as Landlord, and Evolent Health, LLC, as Tenant, dated December 11, 2023.

10.14
Form of Director Indemnification Agreement, filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 26, 2015, and incorporated herein by reference.

10.15+
Form of Executive Officer Performance-Based Option Award Agreement Under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016, and incorporated herein by reference.

10.16+
Form of Non-Employee Director Restricted Stock Unit Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated herein by reference.

10.17+
Form of Leveraged Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2019, and incorporated herein by reference.

10.18*
Asset Purchase Agreement, dated July 16, 2020, by and among Passport Health Plan, Inc., Evolent Health LLC, and Molina Healthcare, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q with the SEC on August 7, 2020, and incorporated herein by reference.

10.19+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Seth Blackley, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein.

10.20+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. John Johnson, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein.

10.21+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Jonathan Weinberg, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated by reference herein.

10.22+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Dan McCarthy, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2023, and incorporated by reference herein.

10.23+
Evolent Health, Inc. Amended and Restated 2015 Omnibus Equity Incentive Plan, filed as Appendix D to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2021, and incorporated herein by reference.

10.24+
Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q with the SEC on May 6, 2021.

10.25+
Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, which was filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022, and incorporated herein by reference.

10.26+
Form of Corporate PSU Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022.

10.27+
Form of Business Unit PSU Award Agreement under the Evolent Health, Inc., 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022.

10.28*
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

10.29*
Security Agreement, by and among Evolent Health, Inc., Evolent Health LLC, the other guarantors and ACF Finco I LP, as collateral agent for the benefit of the secured parties, dated as of August 1, 2022, filed as Exhibit 10.2 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.30*
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

10.31*
Amendment No. 2, dated as of December 5, 2023, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party thereto, Evolent Health, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent, Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023, and incorporated herein by reference.

10.32*
Guarantee Agreement, by Evolent Health, Inc. and each of the other guarantors in favor of Ares Capital Corporation, as administrative agent for the lenders, and ACF Finco I LP, as collateral agent for the lenders, dated as of August 1, 2022, filed as Exhibit 10.3 to the Company’s Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

10.33*
Securities Purchase Agreement, dated as of January 20, 2023, by and among the Purchasers listed on Schedule I thereto and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.34*
Investors Rights Agreement, dated as of January 20, 2023, by and among the Purchasers listed on Schedule I thereto and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.35*
Registration Rights Agreement, dated as of January 20, 2023, by and among the Stockholders named in Schedule I thereto and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.36*
Registration Rights Agreement, dated as of January 20, 2023, by and between Magellan Health, Inc. and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023, and incorporated herein by reference.

10.37+
Amended and Restated Performance Stock Unit Award Agreement under the Evolent Health, Inc 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2023, and incorporated herein by reference.

21.1	Subsidiaries of Evolent Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Evolent Health, Inc. Clawback Policy.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL
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

Dated: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Blackley	Chief Executive Officer and Director	February 22, 2024
Seth Blackley	(Principal Executive Officer)

/s/ John Johnson	Chief Financial Officer	February 22, 2024
John Johnson	(Principal Financial Officer)

/s/ Aammaad Shams	Chief Accounting Officer	February 22, 2024
Aammaad Shams	(Principal Accounting Officer)

/s/ Toyin Ajayi	Director	February 22, 2024
Toyin Ajayi, MD

/s/ Craig Barbarosh	Director	February 22, 2024
Craig Barbarosh

/s/ M. Bridget Duffy	Director	February 22, 2024
M. Bridget Duffy, MD

/s/ Russell Glass	Director	February 22, 2024
Russell Glass

/s/ Peter Grua	Director	February 22, 2024
Peter Grua

/s/ Diane Holder	Director	February 22, 2024
Diane Holder

/s/ Richard Jelinek	Director	February 22, 2024
Richard Jelinek

/s/ Kim Keck	Director	February 22, 2024
Kim Keck

/s/ Cheryl Scott	Director	February 22, 2024
Cheryl Scott