Form 10-Q
period 2024-03-31
Evolent Health, Inc.
filed 2024-05-10
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 1, 2024, there were 116,213,123 shares of the registrant’s Class A common stock outstanding.

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
•risks related to completed and future acquisitions, investments, alliances and joint ventures, which could divert management resources, result in unanticipated costs or dilute our stockholders;
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
•our reliance on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our partners and operating our business;
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

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,147	$192,825
Restricted cash and restricted investments	51,594	13,768
Accounts receivable, net (1)	427,739	446,749
Prepaid expenses and other current assets	24,766	30,331
Total current assets	669,246	683,673
Restricted cash and restricted investments	16,737	16,864
Investments and equity method investees	8,197	4,895
Property and equipment, net	76,044	78,194
Right-of-use assets - operating	10,790	11,983
Prepaid expenses and other noncurrent assets	2,304	4,028
Contract cost assets	12,471	12,120
Intangible assets, net	731,345	752,009
Goodwill	1,116,539	1,116,542
Total assets	$2,643,673	$2,680,308
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$77,346	$48,246
Accrued liabilities (1)	165,099	149,849
Operating lease liability - current	12,696	9,738
Accrued compensation and employee benefits	29,106	56,385
Deferred revenue	6,136	5,976
Reserve for claims and performance - based arrangements	368,639	404,048
Total current liabilities	659,022	674,242
Long-term debt, net	597,901	597,049
Other long-term liabilities	3,568	3,637
Tax receivables agreement liability	108,105	107,932
Operating lease liabilities - noncurrent	32,469	38,009
Deferred tax liabilities, net	13,378	13,311
Total liabilities	1,414,443	1,434,180

Commitments and Contingencies (See Note 10)

Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 issued, respectively	181,294	178,427

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 116,195,270 and 115,424,833 shares issued, respectively	1,162	1,154
Additional paid-in-capital	1,805,679	1,808,121
Accumulated other comprehensive loss	(1,308)	(1,257)
Retained earnings (accumulated deficit)	(736,474)	(719,194)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)

Total shareholders' equity	1,047,936	1,067,701
Total liabilities, mezzanine equity and shareholders' equity	$2,643,673	$2,680,308
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenue(1)	$639,653	$427,690
Expenses
Cost of revenue (1)	535,547	310,475
Selling, general and administrative expenses (1)	79,104	89,726
Depreciation and amortization expenses	29,503	29,275
Change in fair value of contingent consideration	8,908	8,569
Total operating expenses	653,062	438,045
Operating loss	(13,409)	(10,355)
Interest income	2,550	1,060
Interest expense	(5,997)	(12,895)
Gain from equity method investees	306	423
Change in tax receivables agreement liability	(173)	(66,184)
Other income (expense), net	8	(220)
Loss before income taxes	(16,715)	(88,171)
Provision for (benefit from) income taxes	565	(68,189)
Loss before preferred dividends and accretion of Series A Preferred Stock	(17,280)	(19,982)
Dividends and accretion of Series A Preferred Stock	(7,945)	(6,276)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(25,225)	$(26,258)

Loss per common share
Basic and diluted	$(0.22)	$(0.24)

Weighted-average common shares outstanding
Basic and diluted	114,141	107,783

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(25,225)	$(26,258)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(51)	56
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(25,276)	$(26,202)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended March 31, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	175	$178,427	115,425	$1,154	$1,808,121	$(1,257)	$(719,194)	$(21,123)	$1,067,701

Stock-based compensation expense	—	—	—	—	18,786	—	—	—	18,786
Exercise of stock options	—	—	96	1	1,058	—	—	—	1,059
Restricted stock units vested, net of shares withheld for taxes	—	—	469	5	(9,775)	—	—	—	(9,770)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(51)	—	—	(51)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	2,867	—	—	(7,945)	—	(17,280)	—	(25,225)

Balance as of March 31, 2024	175	$181,294	116,195	$1,162	$1,805,679	$(1,308)	$(736,474)	$(21,123)	$1,047,936

	For the Three Months Ended March 31, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	101,501	1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417

Stock-based compensation expense	—	—	—	—	10,710	—	—	—	10,710
Exercise of stock options	—	—	330	3	1,578	—	—	—	1,581
Restricted stock units vested, net of shares withheld for taxes	—	—	434	4	(8,636)	—	—	—	(8,632)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	760	8	(8)	—	—	—	—
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payment of earn-outs	—	—	850	8	27,565	—	—	—	27,573
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	56	—	—	56
Net income attributable to common shareholders of Evolent Health, Inc.	—	2,625	—	—	(6,276)	—	(19,982)	—	(26,258)

Balance as of March 31, 2023	175	$170,625	112,552	$1,125	$1,768,999	$(1,122)	$(626,136)	$(21,123)	$1,121,743

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows Provided by (Used In) Operating Activities
Net loss before preferred dividends and accretion of Series A preferred stock	$(17,280)	$(19,982)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	8,908	8,569
Gain from equity method investees	(306)	(423)
Depreciation and amortization expenses	29,503	29,275
Stock-based compensation expense	18,786	10,710
Deferred tax provision	181	(68,728)
Amortization of contract cost assets	1,205	2,290
Amortization of deferred financing costs	882	911
Change in tax receivables agreement liability	173	66,184
Right-of-use operating assets	1,193	4,620
Other current operating cash outflows, net	6	(56)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	19,009	19,832
Prepaid expenses and other current and non-current assets	7,166	(13,758)
Contract cost assets	(1,556)	(1,326)
Accounts payable	(8,421)	(13,585)
Accrued liabilities	10,635	4,785
Operating lease liabilities	(2,582)	(4,250)
Accrued compensation and employee benefits	(27,279)	(31,401)
Deferred revenue	160	1,169
Reserve for claims and performance-based arrangements	(35,409)	(2,533)
Other long-term liabilities	(65)	(277)
Net cash and restricted cash provided by (used in) operating activities	4,909	(7,974)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(1,385)	(386,724)
Return of equity method investments	—	786
Purchases of investments	(3,000)	—
Investments in internal-use software and purchases of property and equipment	(5,347)	(9,055)
Net cash and restricted cash used in investing activities	(9,732)	(394,993)
Cash Flows Provided by Financing Activities
Changes in working capital balances related to claims processing	37,520	7,576
Payment of contingent consideration	(3,755)	—
Proceeds from stock option exercises	1,058	1,581
Proceeds from issuance of long-term debt, net of offering costs	(529)	256,330
Repayment of long-term debt	—	(37,500)
Proceeds from issuance of preferred stock, net of offering costs	—	168,000
Payment of preferred dividends	(5,078)	(3,651)
Taxes withheld and paid for vesting of equity awards	(14,334)	(12,607)
Net cash and restricted cash provided by financing activities	14,882	379,729
Effect of exchange rate on cash and cash equivalents and restricted cash	(38)	50
Net increase (decrease) in cash and cash equivalents and restricted cash	10,021	(23,188)
See accompanying Notes to Consolidated Financial Statements

	For the Three Months Ended March 31,
	2024	2023
Cash and cash equivalents and restricted cash as of beginning-of-period	223,457	215,158
Cash and cash equivalents and restricted cash as of end-of-period	$233,478	$191,970

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

As of March 31, 2024, the Company had unrestricted cash and cash equivalents of $165.1 million. The Company believes it has sufficient liquidity for at least the next twelve months as of the date the financial statements were available to be issued.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations and cash flows. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2023 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2023 Form 10-K for a complete summary of our significant accounting policies.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying unaudited interim consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles assets, goodwill and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets, stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, purchase price allocation in taxable stock transactions and useful lives of intangible assets.

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	March 31, 2024	December 31, 2023
Collateral for letters of credit for facility leases (1)	$2,219	$2,132
Collateral with financial institutions (2)	16,331	16,237
Claims processing services (3)	49,781	12,263
Total restricted cash and restricted investments	$68,331	$30,632

Current restricted cash	51,594	$13,768
Total current restricted cash and restricted investments	$51,594	$13,768

Non-current restricted cash	$16,737	$16,864
Total non-current restricted cash and restricted investments	$16,737	$16,864
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$165,147	$157,519
Restricted cash and restricted investments	68,331	34,451
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$233,478	$191,970

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of our reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds our reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment tests conducted during 2023.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of March 31, 2024 and December 31, 2023, approximately 63% and 57%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of March 31, 2024, approximately 22% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care management solution.

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

The Company terminated a portion of its previous headquarters lease in Arlington, VA effective December 31, 2023 and recognized the impact of a $6.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment consisted of two payments of $3.25 million, one payment was paid on October 1, 2023 and the other was paid on April 1, 2024. In addition, the Company terminated the remainder of its previous headquarters lease in Arlington, VA effective March 27, 2024 and recognized the impact of a $3.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment of $3.5 million was paid on April 1, 2024.

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
————————
(1)Goodwill acquired does not include $1.0 million of measurement period adjustments or of $2.4 million in reductions due to goodwill written off upon disposal of non-strategic assets subsequent to March 31, 2023.

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years, 5 years, and 2 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of proprietary software that supports NIA’s core business applications and specialty business. The corporate trade name reflects the value that we believe the NIA brand name carries in the market, however due to organization changes we will retire the NIA trade name by December 2024. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a tax benefit of $56.1 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.

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

	For the Three Months Ended March 31,
	2024	2023
Revenue	$—	$446,740

Net loss attributable to common shareholders of Evolent Health, Inc.	—	(15,730)

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by end-market and product type (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Medicaid	$215,124	$183,034
Medicare	286,960	127,669
Commercial and other	137,569	116,987
Total	$639,653	$427,690

Performance Suite	$448,218	$239,873
Specialty Technology and Services Suite	89,003	65,316
Administrative Services	58,569	83,067
Cases	43,863	39,434
Total	$639,653	$427,690
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $38.6 million of transaction price to performance obligations that are unsatisfied as of March 31, 2024. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 53% and 100% of these remaining performance obligations by December 31, 2024 and 2025, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Short-term receivables (1)	$426,561	$446,220
Short-term deferred revenue	6,136	5,976
Long-term deferred revenue	879	1,173
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the three months ended March 31, 2024 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$7,149
Reclassification to revenue, as a result of performance obligations satisfied	(3,277)
Cash received in advance of satisfaction of performance obligations	3,143
Balance as of end of period	$7,015

The amount of revenue, excluding customer discounts of $1.3 million, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $18.0 million for the three months ended March 31, 2024 due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2024 and December 31, 2023, the Company had $3.1 million and $2.8 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2024 and December 31, 2023, the Company had $9.4 million and $9.3 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $0.9 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we did observe notable decreases in delinquencies with certain partners’ mainly due to timing of payments which resulted in a lower provision for credit losses of during the three months ended March 31, 2024.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	March 31, 2024	December 31, 2023
Current	58%	54%
Past due less than 60 days	16%	17%
Past due less than 120 days	26%	26%
Accounts receivable, net of allowance	$430	$472

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Balance as of beginning of period	$(16,361)	$(10,180)
Acquisitions	—	(240)
Provision for credit losses	2,397	(5,482)
Charge-offs(1)	2,133	829
Balance as of end of period	$(11,831)	$(15,073)
————————
(1) Charge offs for the three months ended March 31, 2024 and 2023 are due primarily to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	March 31, 2024	December 31, 2023
Computer hardware	$14,055	$21,501
Furniture and equipment	1,424	1,297
Internal-use software development costs	217,764	212,913
Leasehold improvements	1,035	1,052
Total property and equipment	234,278	236,763
Accumulated depreciation expense	(158,234)	(158,569)
Total property and equipment, net	$76,044	$78,194

The Company capitalized $4.5 million and $8.1 million for the three months ended March 31, 2024 and 2023 respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $69.4 million and $70.9 million as of March 31, 2024 and December 31, 2023, respectively.

Depreciation expense related to property and equipment was $7.5 million and $8.1 million for the three months ended March 31, 2024 and 2023 respectively, of which amortization expense related to capitalized internal-use software development costs was $6.3 million and $6.7 million for the three months ended March 31, 2024 ,and 2023 respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2024. We will perform our annual impairment test of October 31, 2024.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$1,116,542	$722,774
Goodwill acquired (1)	—	395,164
Foreign currency translation	(3)	7
Balance, end of period	$1,116,539	$1,117,945
————————
(1)Goodwill acquired from the addition of NIA in January 2023

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	March 31, 2024				December 31, 2023
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.8	$51,965	$35,954	$16,011	1.0	$51,965	$30,288	$21,677
Customer relationships	14.2	806,668	150,928	655,740	14.5	806,668	139,150	667,518
Technology	3.5	162,015	105,495	56,520	3.8	162,015	101,566	60,449
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	1.5	19,394	16,320	3,074	1.1	18,054	15,689	2,365
Total intangible assets, net		$1,041,260	$309,915	$731,345		$1,039,920	$287,911	$752,009

Amortization expense related to intangible assets was $22.0 million and $21.1 million for the three months ended March 31, 2024 and 2023, respectively.

Future estimated amortization of intangible assets (in thousands) as of March 31, 2024, is as follows:

2024	$65,129
2025	63,288
2026	63,038
2027	60,296
2028	48,362
Thereafter	431,232
Total future amortization of intangible assets	$731,345

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three months ended March 31, 2024, that would require an impairment test for our intangible assets.

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

The Convertible Senior Notes are recorded on our accompanying consolidated balance sheets at their net carrying values. All of our Convertible Senior Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments and their fair values are Level 2 inputs. Refer to Note 17 for additional discussion on the fair value classifications of our Convertible Senior Notes.

The 2025 Notes and 2029 Notes are convertible into cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election, based on an initial conversion rate of Class A common stock per $1,000 principal amount of the 2025 Notes and 2029 Notes, which is equivalent to an initial conversion price of the Company’s Class A common stock. In the aggregate, the 2025 Notes and 2029 Notes are initially convertible into 20.3 million shares of the Company’s Class A common stock. The conversion rate may be adjusted under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

The following table summarizes the terms of our Convertible Senior Notes as of March 31, 2024 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes
Aggregate principal amount at issuance	$172,500	$402,500
Interest rate per annum	1.5%	3.5%
Debt issuance costs	$5,929	$11,598
Net proceeds	$166,571	$390,902
Issuance date	October 22, 2018	December 8, 2023
Maturity date	October 15, 2025	December 1, 2029
Interest payment dates (1)	April 15 and October 15	June 1 and December 1

Conversion rate per $1,000 of principal	$29.9135	$26.3125
Conversion price	$33.43	$38.00
Shares issuable upon conversion(2)	5,160	10,592

Carrying value	$170,494	$391,503
Unamortized debt discount and issuance costs	2,006	10,997
Outstanding principal	$172,500	$402,500
Remaining amortization period (years)	1.5	5.7
Fair value (3)	$194,911	$440,637
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of March 31, 2024. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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

During the year ended December 31, 2023, holders of the 2024 Notes converted $23.3 million in aggregate principal amount of such notes to $1.3 million shares of the Company’s Class A common stock and the Company repaid the remaining $1.0 million balance in cash, satisfying all of the Company’s remaining payment obligations under the 2024 Notes on the Redemption Date.

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

During the year ended December 31, 2023, the Company prepaid $37.5 million under the Revolving Facility and $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA. The total amount paid to Ares under the Credit Agreement in connection with the prepayment was $434.8 million, which included $415.0 million of principal, $9.1 million in accrued interest and $10.7 million in prepayment premium. As of March 31, 2024, there is $37.5 million outstanding under the Company’s Revolving Facility.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
2029 Notes
Interest expense	$3,522	$—
Amortization of debt issuance costs	480	—
Interest expense for 2029 Notes	$4,002	$—
2022 Credit Agreement
Interest expense	$946	$11,124
Amortization of debt issuance costs	79	544
Interest expense for 2022 Credit Agreement	$1,025	$11,668
2024 Notes
Interest expense	$—	$213
Amortization of debt issuance costs	—	46
Interest expense for 2024 Notes	$—	$259
2025 Notes
Interest expense	$647	$647
Amortization of debt issuance costs	323	321
Interest expense for 2025 Notes	$970	$968

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of March 31, 2024 and December 31, 2023, the Company was party to irrevocable standby letters of credit with a bank for $18.0 million and $17.9 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $18.6 million and $18.4 million, respectively, in restricted cash and restricted investments as collateral as of March 31, 2024 and December 31, 2023, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between November 2024 and December 2025 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of March 31, 2024, no amounts have been funded under this guarantee.

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

The Company recognized a TRA liability of $108.1 million and $107.9 million as of March 31, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. During the three months ended March 31, 2024, we recorded an immaterial increase in the TRA liability.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2024, approximately 98.6% of our $233.5 million of cash and cash equivalents, restricted cash and restricted investments were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 1.4% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	March 31, 2024	December 31, 2023
Cook County Health and Hospitals System	43.3%	46.9%
Center for Medicare & Medicaid Services	10.6%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2024	2023
Humana Insurance Company	21.6%	*
Florida Blue Medicare, Inc.	12.7%	11.9%
Cook County Health and Hospitals System	11.4%	17.2%
Molina Healthcare, Inc.	11.2%	13.2%
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

In connection with various lease agreements, the Company is required to maintain $2.2 million and $2.1 million in letters of credit as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company held $2.2 million and $2.1 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The Company terminated a portion of its previous headquarters lease in Arlington, VA effective December 31, 2023 and recognized the impact of a $6.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment consisted of two payments of $3.25 million that were paid on October 1, 2023 and April 1, 2024. In addition, the Company terminated the remainder of its previous headquarters lease in Arlington, VA effective March 27, 2024 and recognized the impact of a $3.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment of $3.5 million was paid on April 1, 2024.

The following table summarizes our primary office leases as of March 31, 2024 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA (1)	6.8	$3,258	$1,579
Edison, NJ	2.1	1,104	222
Makati City, Philippines	4.2	2,825	—
Alpharetta, GA	1.5	716	—
Pune, India	4.0	2,334	—
Brea, CA	3.2	3,083	—
————————
(1) Amounts required under the letter of credit for our previous headquarters’ lease in Arlington, VA until December 2024.

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$103	$1,940
Variable lease cost	1,425	1,556
Total lease cost	$1,528	$3,496

Maturity of lease liabilities (in thousands) is as follows:

Operating lease expense
2024	$13,024
2025	8,338
2026	7,566
2027	6,955
2028	5,808
Thereafter	12,428
Total lease payments	54,119
Less:
Interest	8,954
Present value of lease liabilities	$45,165

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

March 31, 2024
Weighted average discount rate	7.07%
Weighted average remaining lease term	5.1

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

The Company accreted $2.9 million of deferred issuance costs and redemption value in excess of par value in additional paid-in- capital on the consolidated balance sheets for the three months ended March 31, 2024.

The Company paid dividends related to the Series A Preferred Stock as presented below during the three months ended March 31, 2024:

For the Three Month Period Ended	Payment Date	Dividends Per Share	Total Amount Paid
March 31, 2024	3/28/2024	$29.02	$5,078,500
March 31, 2023	3/28/2023	20.86	3,650,500

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Loss before preferred dividends and accretion of Series A Preferred Stock	$(17,280)	$(19,982)
Dividends and accretion of Series A Preferred Stock	(7,945)	(6,276)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(25,225)	$(26,258)

Weighted-average common shares outstanding - basic and diluted	114,141	107,783

Loss per common share
Basic and diluted	$(0.22)	$(0.24)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,222	1,923
Stock options	410	1,260
Series A Preferred Stock	4,375	4,375
Convertible senior notes	20,252	6,188
Total	26,259	13,746

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Award Type
Stock options	$—	$60
RSUs	7,468	7,489
LSUs	—	284
PSUs	11,318	2,877
Total compensation expense by award type	$18,786	$10,710

Line Item
Cost of revenue	$1,005	$1,540
Selling, general and administrative expenses	17,781	9,170
Total compensation expense by financial statement line item	$18,786	$10,710

No stock-based compensation was capitalized as software development costs during the three months ended March 31, 2024 and 2023, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
RSUs	955	996
PSUs	808	424

Note 15. Income Taxes

We have historically calculated the provision (benefit) for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2024. We determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2024.

An income tax provision (benefit) of $0.6 million and $(68.2) million was recognized for the three months ended March 31, 2024 and 2023 respectively, which resulted in effective tax rates of (3.4)% and 77.3%, respectively. The income tax expense recorded during the three months ended March 31, 2024 primarily relates to state and foreign taxes. The income tax benefit recorded during the three months ended March 31, 2023, primarily relates to the reduction in the valuation allowance resulting from deferred tax liabilities established as part of the NIA acquisition accounting, partially offset by state and foreign taxes.

As of March 31, 2024, the Company had unrecognized tax benefits of $2.7 million that, if recognized, would affect the overall effective tax rate. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

Note 16. Investments and Equity Method Investees

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures may include put or call features under which we could be forced to extend purchase or buy interests from our joint venture partner. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIEs.

As of March 31, 2024 and December 31, 2023, the Company’s economic interests in its equity method investments ranged between 4% and 34%, and voting interests in its equity method investments ranged between 25% and 34%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain from these investments was approximately $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.8 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively.

Investments

During the quarter ended March 31, 2024, the Company entered into an agreement to invest $3.0 million in future equity notes. Investment in future equity notes without readily determinable fair values are accounted for as cost method investments. The Company has elected to apply the measurement alternative to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

For the three months ended March 31, 2024, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes without readily determinable fair values. As of March 31, 2024, the carrying amount of the investment was $3.0 million.

Note 17 . Fair Value Measurement

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	$—	$—	$88,753	$88,753
Total fair value of liabilities measured on a recurring basis	$—	$—	$88,753	$88,753

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$83,600	$83,600
Total fair value of liabilities measured on a recurring basis	$—	$—	$83,600	$83,600
————————
(1) Represents the earn-out consideration related to the NIA transaction as described in Note 4 and was paid in cash in April 2024.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels during the three months ended March 31, 2024.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The acquisition of NIA includes a provision for additional equity consideration, at the Company’s option, contingent upon the Company obtaining certain performance metrics. The earnout period for the NIA contingent consideration is the year ending December 31, 2023 and the earnout was paid in cash during the second quarter of 2024.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Balance as of beginning of period	$83,600	$78,000
Additions	—	69,761
Settlements	(3,755)	(29,961)
Total (gain) loss, net	8,908	4,300
Balance as of end of period	$88,753	$122,100

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	March 31, 2024
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$88,753	N/A	Contractual terms	$88,753

	December 31, 2023
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$83,600	N/A	Contractual terms	$83,600

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

See Note 9 for information regarding the fair value of the 2025 and 2029 Notes.

Note 18. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

The Company had an economic relationship through the ordinary course of business with an entity whose President and Chief Executive Officer was a member of our Board until his retirement from the Board in February 2024, that accounted for the majority of our related party revenue and cost of revenue for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	March 31, 2024	December 31, 2023
Assets
Accounts receivable, net	$3,666	$8,045

Liabilities
Accounts payable	$541	$390

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenue	$30,784	$54,721

Expenses
Cost of revenue	26,914	47,506
Selling, general and administrative expenses	—	242

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

As of March 31, 2024, the Company estimates total repositioning charges of $48.8 million to be incurred during the life of “the 2023 Repositioning Plan” which will be recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The repositioning program is anticipated to be substantially complete by the end of the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans for the three months ended March 31, 2024, by major type of cost (in thousands):

	For the Three Months Ended March 31, 2024	Cumulative Amount Incurred Through March 31, 2024	Total Amount Expected to be Incurred in the 2023 Repositioning Plan
Severance and termination benefits	$1,804	$10,368	$12,368
Dedicated employee costs	1,185	8,085	8,229
Professional services	3,488	16,399	17,865
Office space consolidation	3,452	10,314	$10,314
Total	$9,929	$45,166	$48,776

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

Activity in reserves for claims and performance-based arrangements related to specialty care management services solution was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$404,048	$199,730
Incurred health care costs:
Current year to date period	374,879	180,675
Prior year to date period	(15,186)	(19,914)
Total claims incurred	359,693	160,761
Claims paid related to:
Current year to date period	(146,399)	(64,870)
Prior year to date period	(248,703)	(98,424)
Total claims paid	(395,102)	(163,294)
Balance, end of period	$368,639	$197,197

Note 21. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$(34)	$30
Class A common stock issued in connection with business combinations	—	261,271
Accrued net working capital adjustment with business combinations	2,712	1,098
Effects of Leases
Operating cash flows from operating leases	(3,253)	3,528
Leased assets disposed of (obtained in) exchange for operating lease liabilities	(185)	(3,076)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with our interim consolidated financial statements and the accompanying notes to our interim consolidated financial statements presented in “Part I – Item 1. Financial Statements” of this Form 10-Q; our 2023 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2024.

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

Recent Events

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the three months ended March 31, 2024. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2024	2023
Humana Insurance Company	21.6%	*
Florida Blue Medicare, Inc.	12.7%	11.9%
Cook County Health and Hospitals Systems	11.4%	17.2%
Molina Healthcare, Inc.	11.2%	13.2%
————————
*     Represents less than 10.0% of the respective balance.

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

As of March 31, 2024, the Company estimates total repositioning charges of $48.8 million to be incurred during the life of “the 2023 Repositioning Plan” which will be recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The repositioning program is anticipated to be substantially complete by the end of the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans for the three months ended March 31, 2024, by major type of cost (in thousands):

	For the Three Months Ended March 31, 2024	Cumulative Amount Incurred Through March 31, 2024	Total Amount Expected to be Incurred in the 2023 Repositioning Plan
Severance and termination benefits	$1,804	$10,368	$12,368
Dedicated employee costs	1,185	8,085	8,229
Professional services	3,488	16,399	17,865
Office space consolidation	3,452	10,314	$10,314
Total	$9,929	$45,166	$48,776

Critical Accounting Policies and Estimates

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2023 Form 10-K for a complete summary of our significant accounting policies.
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
On October 31, 2023, the Company performed its annual goodwill impairment review for fiscal year 2023. In addition, the Company underwent organizational changes which required a reassessment of reporting units. As a result, the Company determined it has one reporting unit due to the economic similarity of the services provided to our partners. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of our reporting unit was below its respective carrying values. As a result, a quantitative goodwill impairment analysis was not required. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2024. We will perform our annual impairment test of October 31, 2024.

Adoption of New Accounting Standards
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
Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of our partners. Costs consist primarily of claims expense, employee-related expenses (including compensation, benefits and stock-based compensation), expenses recorded as part of a Medicare shared savings program and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements.

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

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended March 31,		Change Over Prior Period
	2024	2023	$	%
Revenue	$639,653	$427,690	$211,963	49.6%

Expenses
Cost of revenue	535,547	310,475	225,072	72.5%
Selling, general and administrative expenses	79,104	89,726	(10,622)	(11.8)%
Depreciation and amortization expenses	29,503	29,275	228	0.8%
Change in fair value of contingent consideration	8,908	8,569	339	4.0%
Total operating expenses	653,062	438,045	215,017	49.1%
Operating loss	$(13,409)	$(10,355)	$(3,054)	(29.5)%

Cost of revenue as a % of revenue	83.7%	72.6%
Selling, general and administrative expenses as a % of revenue	12.4%	21.0%

Comparison of the Results for Three Months Ended March 31, 2024 to 2023

Revenue

Total revenue increased by $212.0 million, or 49.6%, to $639.7 million for the three months ended March 31, 2024, as compared to 2023. This increase is primarily due to $208.5 million from the expansion of new services to existing partners across both our Technology and Services suite and Performance Suite, $13.6 million increase in revenue from a full quarter of NIA, partially offset by a decline of $24.5 million in our administrative services revenue. In addition, the Company recorded $18.1 million and $3.7 million of revenue from gainshare agreements recorded as part of a Medicare shared savings program for the three months ended March 31, 2024 and 2023, respectively.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Medicaid	$215,124	$183,034
Medicare	286,960	127,669
Commercial and other	137,569	116,987
Total	$639,653	$427,690

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended March 31, 2024 and 2023 (Lives on Platform in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023	2024	2023
Performance Suite	7,050	3,242	$21.19	$24.66
Specialty Technology and Services Suite	72,302	60,503	0.41	0.36
Administrative Services	1,254	1,857	15.57	14.91
Cases	15	15	2,849	2,555

Average Unique Members	39,888	41,268

Cost of Revenue

Cost of revenue increased by $225.1 million, or 72.5%, to $535.5 million for the three months ended March 31, 2024, as compared to 2023, as a result of the growth in our revenue as well as $214.9 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers. In addition, the Company recorded $13.7 million in partner gainshare expense recorded as part of a Medicare shared savings program for the three months ended March 31, 2024. A portion of the increase in cost of revenue for the three months ended March 31, 2024 was attributable to an increase in our reserve for claims arising from timing of new Performance Suite risk contract go-live, lower claims visibility from partners in part due to the Change Healthcare cyber-attack, elevated authorization volumes and costs for specialty services during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Approximately $1.0 million and $1.5 million of total personnel costs in costs of revenue was attributable to stock-based compensation expense for the three months ended March 31, 2024, and 2023, respectively. Cost of revenue represented 83.7% and 72.6% of total revenue for the three months ended March 31, 2024, and 2023, respectively. The majority of the increase in cost of revenue as a percentage of revenue was due to the rapid growth of our Performance Suite, which has a lower gross margin than our other product types.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $10.6 million, or (11.8)%, to $79.1 million for the three months ended March 31, 2024, as compared to 2023, principally as a result of a reductions in bad debt expense of $7.6 million from the collection of previously reserved accounts, $1.6 million in leasing expense from our office consolidation efforts as well as $1.4 million reduction in legal expenses.

Approximately $17.8 million and $9.2 million of total personnel costs were attributable to stock-based compensation expense for the three months ended March 31, 2024, and 2023, respectively. Acquisition and severance costs accounted for approximately $0.4 million and $12.3 million of total selling, general and administrative expenses for the three months ended March 31, 2024, and 2023, respectively. Selling, general and administrative expenses represented 12.4% and 21.0% of total revenue for the three months ended March 31, 2024, as compared to 2023, respectively.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $8.9 million for the three months ended March 31, 2024 related to liabilities acquired as a result of the acquisition of NIA and $8.6 million for the three months ended March 31, 2023, related to the liabilities acquired as a result of the acquisition of NIA and IPG. We paid the NIA earnout, which was $88.7 million, in cash in April 2024. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense in the three months ended March 31, 2024, is attributable to our Credit Agreement with Ares, 2029 Notes and 2025 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $6.0 million and $12.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease is primarily due to a $10.0 million decrease from the repayment of the Term Loan Facility of the Credit Agreement in a prior period offset by $4.0 million of interest expense from the new 2029 Notes. We expect interest expense to decrease in future periods after we repaid our floating rate Term Loan Facility offset by issuance of our 2029 Notes. In addition, we are focused on deleveraging the balance sheet in the long-term thereby decreasing interest expense. See “Part I - Item 1. Financial Statements and Supplementary Data - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

Change in Tax Receivable Agreement Liability

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $108.1 million for the three months ended March 31, 2024.

Provision for (Benefit from) Income Taxes

An income tax provision (benefit) of $0.6 million and $(68.2) million was recognized for the three months ended March 31, 2024 and 2023, respectively, which resulted in effective tax rates of (3.4)% and 77.3%, respectively. The decrease in benefits from income taxes was driven primarily by a reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition in January 2023.

Dividends and Accretion of Series A Preferred Stock

We pay quarterly regular cash dividends on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. In addition, we accrete deferred financing costs and the redemption value in excess of par value in additional paid-in-capital on the consolidated balance sheets. The Company paid $5.1 million of dividends and accreted $2.9 million of deferred issuance costs and redemption value during the three months ended March 31, 2024.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $25.2 million and $26.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $165.1 million of cash and cash equivalents and $68.3 million in restricted cash and restricted investments.

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

	For the Three Months Ended March 31,
	2024	2023
Net cash and restricted cash provided by (used in) operating activities	$4,909	$(7,974)
Net cash and restricted cash used in investing activities	(9,732)	(394,993)
Net cash and restricted cash provided by financing activities	14,882	379,729

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows provided by operating activities of $4.9 million for the three months ended March 31, 2024 were affected by decreases in accounts receivable from timing of our partner and vendor payments including higher cash receipts from certain performance-based customers as well as an increase of $8.9 million from contingent consideration, which was more than offset by payment for claims and performance-based arrangements of $(35.4) million and a reduction of our accrued compensation and employee benefits due to end of year bonus payments of $(27.3) million.

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

Investing Activities

Cash flows used in investing activities of $9.7 million in the three months ended March 31, 2024 were primarily attributable to a purchase of investments for $3.0 million and $5.3 million of investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $395.0 million in the three months ended March 31, 2023 were primarily attributable to $386.7 million paid for acquisitions and $9.1 million of investments in internal-use software and purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities of $14.9 million in three months ended March 31, 2024, were primarily related to $37.5 million of restricted cash inflows from working capital related to claims processing offset, in part by $3.8 million from the payment of contingent consideration, $5.1 million of preferred dividends paid on our Series A Preferred Stock and $14.3 million from withholding taxes paid in respect of vested restricted stock units that were net settled.

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

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months. Our estimated known contractual obligations (in thousands) as of March 31, 2024, were as follows:

	2024	2025-2026	2027-2028	2029+	Total
Operating leases for facilities	$13,024	$15,904	$12,764	$12,427	$54,119
Purchase obligations related to vendor contracts	12,723	18,095	935	—	31,753
Convertible notes interest payments	16,401	30,763	28,175	14,088	89,427
Convertible notes principal repayment	—	172,500	—	402,500	575,000
Contingent consideration (1)	88,753	—	—	—	88,753
Total known contractual obligations	$130,901	$237,262	$41,874	$429,015	$839,052
————————
(1)Contingent consideration reflects the earnout payable in connection with our acquisition of NIA and was paid in cash during April 2024.
In addition, as of March 31, 2024, we had $37.5 million of aggregate principal amount in a secured revolving credit facility which will mature in 2029. The interest rate for the secured revolving credit facility will be calculated, at the option of the borrowers at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 4.00%, or the base rate plus 3.00%.

Also, as of March 31, 2024, we had 175,000 shares of the Series A Preferred Stock outstanding. Regular dividends on the Series A Preferred Stock are paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the three months ended March 31, 2024, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $68.3 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $49.8 million, collateral for letters of credit required as security deposits for facility leases of $2.2 million, amounts held with financial institutions for risk-sharing arrangements of $16.3 million as of March 31, 2024. See “Part I - Item 1. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the three months ended March 31, 2024, prepaid insurance increased as a result of higher premiums.

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

Interest Rate Risk

As of March 31, 2024, the Company had cash and cash equivalents and restricted cash and restricted investments of $233.5 million, which consisted of bank deposits with FDIC participating banks of $230.1 million and bank deposits in international banks of $3.4 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of March 31, 2024, we had $575.0 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of March 31, 2024, we have $37.5 million of aggregate principal amount in a secured revolving credit facility and $175.0 million shares of Series A Preferred Stock outstanding, all of which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR Rate (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00% and (b) the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $0.4 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part I - Item 1. Financial Statements and Supplementary Data - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payer of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation gain (loss) of $(0.1) million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2024, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our significant business risks are described in Part I, Item 1A. “Risk Factors” to our 2023 Form 10-K. These risk factors are supplemented for the item described below. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our partners and operating our business, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, negatively impact our relationships with partners, adversely affect our brand and our business.

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

Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third-parties, including bandwidth and telecommunications equipment providers, to provide our services and operate our business. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services and prevent or inhibit the ability of our partners to access our services. These systems may be at greater risk of interruption as a result of increased use of mobile and cloud technologies, including as a result of the shift to work from home arrangements as a result of the COVID-19 pandemic.

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

Any disruption in the network access, telecommunications or co-location services provided by third-party vendors or any failure of or by third-party vendors’ systems or our own systems to handle current or higher volume of use could significantly harm our business. Similarly, disruptions of service to other third parties or to our customers can negatively impact our ability to serve our clients and run our business. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack that required it to take offline its computer systems that handled electronic payments and insurance claims. As a result of the outage, we had reduced visibility into setting our claims reserve for the three months ended March 31, 2024. Similar events could occur in the future, and the impact to our business could be material.

We exercise limited control over third-parties, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 29, 2024, Seth Blackley, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Blackley Plan”). The first possible trade date under the Blackley Plan is June 17, 2024 and the end date of the Blackley Plan is December 2, 2024. The aggregate amount of securities that may be sold under the Blackley Plan is 238,462 shares.

On March 1, 2024, John Johnson, the Company’s Chief Financial Officer, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Johnson Plan”). The first possible trade date under the Johnson Plan is June 10, 2024 and the end date of the Johnson Plan is January 31, 2025. The aggregate amount of securities that may be sold under the Johnson Plan is 54,693 shares.

On March 1, 2024, Daniel McCarthy, the Company’s President, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “McCarthy Plan”). The first possible trade date under the McCarthy Plan is May 31, 2024 and the end date of the McCarthy Plan is February 20, 2025. The aggregate amount of securities that may be sold under the McCarthy Plan is 61,388 shares.

On March 8, 2024, Emily Rafferty, the Company’s Chief Operating Officer, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Rafferty Plan”). The first possible trade date under the Rafferty Plan is June 17, 2024 and the end date of the Rafferty Plan is December 31, 2024. The aggregate amount of securities that may be sold under the Rafferty Plan is 8,861 shares.

On February 28, 2024, Jonathan Weinberg, the Company’s General Counsel, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Weinberg Plan”). The first possible trade date under the Weinberg Plan is May 29, 2024 and the end date of the Weinberg Plan is January 31, 2025. The aggregate amount of securities that may be sold under the Weinberg Plan is 58,395 shares.

Item 6. Exhibits
EVOLENT HEALTH, INC
Exhibit Index

10.1+	Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL
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

Dated: May 9, 2024