Form 10-Q
period 2024-06-30
Evolent Health, Inc.
filed 2024-08-09
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, there were 116,290,379 shares of the registrant’s Class A common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,250	$192,825
Restricted cash and restricted investments	20,053	13,768
Accounts receivable, net (1)	373,725	446,749
Prepaid expenses and other current assets	25,943	30,331
Total current assets	520,971	683,673
Restricted cash and restricted investments	16,646	16,864
Investments and equity method investees	8,371	4,895
Property and equipment, net	75,297	78,194
Right-of-use assets - operating	9,905	11,983
Prepaid expenses and other noncurrent assets	2,672	4,028
Contract cost assets	13,419	12,120
Intangible assets, net	711,290	752,009
Goodwill	1,116,538	1,116,542
Total assets	$2,475,109	$2,680,308
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$39,030	$48,246
Accrued liabilities (1)	84,788	149,849
Operating lease liability - current	6,133	9,738
Accrued compensation and employee benefits	31,302	56,385
Deferred revenue	4,558	5,976
Reserve for claims and performance - based arrangements	317,563	404,048
Total current liabilities	483,374	674,242
Long-term debt, net	598,784	597,049
Other long-term liabilities	3,431	3,637
Tax receivables agreement liability	108,105	107,932
Operating lease liabilities - noncurrent	30,789	38,009
Deferred tax liabilities, net	12,559	13,311
Total liabilities	1,237,042	1,434,180

Commitments and Contingencies (See Note 10)

Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 issued, respectively	184,206	178,427

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 116,261,854 and 115,424,833 shares issued, respectively	1,163	1,154
Additional paid-in-capital	1,810,054	1,808,121
Accumulated other comprehensive loss	(1,355)	(1,257)
Retained earnings (accumulated deficit)	(734,878)	(719,194)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)

Total shareholders' equity	1,053,861	1,067,701
Total liabilities, mezzanine equity and shareholders' equity	$2,475,109	$2,680,308
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue(1)	$647,145	$469,136	$1,286,798	$896,826
Expenses
Cost of revenue (1)	540,302	351,938	1,075,849	662,413
Selling, general and administrative expenses (1)	69,185	90,389	148,289	180,115
Depreciation and amortization expenses	29,870	32,134	59,373	61,409
Right-of-use assets impairment	—	24,065	—	24,065
Change in fair value of contingent consideration	—	(7,822)	8,908	747
Total operating expenses	639,357	490,704	1,292,419	928,749
Operating income (loss)	7,788	(21,568)	(5,621)	(31,923)
Interest income	1,370	604	3,920	1,664
Interest expense	(5,995)	(14,458)	(11,992)	(27,353)
Gain (loss) from equity method investees	(1,700)	155	(1,394)	578
Change in tax receivables agreement liability	—	—	(173)	(66,184)
Other income (expense), net	(105)	(26)	(97)	(246)
Income (loss) before income taxes	1,358	(35,293)	(15,357)	(123,464)
Provision for (benefit from) income taxes	(238)	(970)	327	(69,159)
Income (loss) before preferred dividends and accretion of Series A Preferred Stock	1,596	(34,323)	(15,684)	(54,305)
Dividends and accretion of Series A Preferred Stock	(7,979)	(7,088)	(15,924)	(13,364)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(6,383)	$(41,411)	$(31,608)	$(67,669)

Loss per common share
Basic and diluted	$(0.06)	$(0.37)	$(0.28)	$(0.62)

Weighted-average common shares outstanding
Basic and diluted	114,688	111,278	114,415	109,540

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(6,383)	$(41,411)	$(31,608)	$(67,669)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(47)	8	(98)	64
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(6,430)	$(41,403)	$(31,706)	$(67,605)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended June 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	175	$181,294	116,195	$1,162	$1,805,679	$(1,308)	$(736,474)	$(21,123)	$1,047,936

Stock-based compensation expense	—	—	—	—	12,659	—	—	—	12,659
Exercise of stock options	—	—	5	—	60	—	—	—	60
Restricted stock units vested, net of shares withheld for taxes	—	—	62	1	(365)	—	—	—	(364)
Foreign currency translation adjustment	—	—	—	—	—	(47)	—	—	(47)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	2,912	—	—	(7,979)	—	1,596	—	(6,383)

Balance as of June 30, 2024	175	$184,206	116,262	$1,163	$1,810,054	$(1,355)	$(734,878)	$(21,123)	$1,053,861

	For the Three Months Ended June 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	175	$170,625	112,552	$1,125	$1,768,999	$(1,122)	$(626,136)	$(21,123)	$1,121,743

Stock-based compensation expense	—	—	—	—	8,966	—	—	—	8,966
Exercise of stock options	—	—	446	5	3,068	—	—	—	3,073
Restricted stock units vested, net of shares withheld for taxes	—	—	58	—	(138)	—	—	—	(138)
Class A common stock issued for payment of earn-outs	—	—	27	1	977	—	—	—	978
Foreign currency translation adjustment	—	—	—	—	—	8	—	—	8
Net income attributable to common shareholders of Evolent Health, Inc.	—	2,204	—	—	(7,088)	—	(34,323)	—	(41,411)

Balance as of June 30, 2023	175	$172,829	113,083	$1,131	$1,774,784	$(1,114)	$(660,459)	$(21,123)	$1,093,219

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Six Months Ended June 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	175	$178,427	115,425	$1,154	$1,808,121	$(1,257)	$(719,194)	$(21,123)	$1,067,701

Stock-based compensation expense	—	—	—	—	31,445	—	—	—	31,445
Exercise of stock options	—	—	101	1	1,118	—	—	—	1,119
Restricted stock units vested, net of shares withheld for taxes	—	—	531	6	(10,140)	—	—	—	(10,134)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(98)	—	—	(98)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	5,779	—	—	(15,924)	—	(15,684)	—	(31,608)

Balance as of June 30, 2024	175	$184,206	116,262	$1,163	$1,810,054	$(1,355)	$(734,878)	$(21,123)	$1,053,861

	For the Six Months Ended June 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	101,501	$1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417

Stock-based compensation expense	—	—	—	—	19,676	—	—	—	19,676
Exercise of stock options	—	—	776	8	4,646	—	—	—	4,654
Restricted stock units vested, net of shares withheld for taxes	—	—	492	4	(8,774)	—	—	—	(8,770)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	760	8	(8)	—	—	—	—
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payment of earn-outs	—	—	877	9	28,542	—	—	—	28,551
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	64	—	—	64
Net income attributable to common shareholders of Evolent Health, Inc.	—	4,829	—	—	(13,364)	—	(54,305)	—	(67,669)

Balance as of June 30, 2023	175	$172,829	113,083	$1,131	$1,774,784	$(1,114)	$(660,459)	$(21,123)	$1,093,219

See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows Provided by (Used In) Operating Activities
Net loss before preferred dividends and accretion of Series A preferred stock	$(15,684)	$(54,305)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	8,908	747
Loss (gain) from equity method investees	1,394	(578)
Depreciation and amortization expenses	59,373	61,409
Stock-based compensation expense	31,445	19,676
Deferred tax provision	(979)	(71,019)
Amortization of contract cost assets	2,319	5,672
Amortization of deferred financing costs	1,765	1,915
Right-of-use asset impairment	—	24,065
Change in tax receivables agreement liability	173	66,184
Right-of-use operating assets	1,940	1,147
Other current operating cash outflows, net	12	20
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	73,021	(63,137)
Prepaid expenses and other current and non-current assets	5,935	(21,142)
Contract cost assets	(3,619)	(2,859)
Accounts payable	(15,330)	(12,732)
Accrued liabilities	(490)	11,944
Operating lease liabilities	(10,688)	(338)
Accrued compensation and employee benefits	(25,065)	(20,643)
Deferred revenue	(1,418)	1,050
Reserve for claims and performance-based arrangements	(86,485)	46,081
Other long-term liabilities	(201)	(477)
Net cash and restricted cash provided by (used in) operating activities	26,326	(7,320)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(5,947)	(388,246)
Return of equity method investments	7	799
Purchases of investments and contributions to equity method investees	(4,880)	—
Investments in internal-use software and purchases of property and equipment	(12,453)	(15,900)
Net cash and restricted cash used in investing activities	(23,273)	(403,347)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	6,109	33,122
Payment of contingent consideration	(70,355)	—
Proceeds from stock option exercises	1,119	4,654
Proceeds from issuance of long-term debt, net of offering costs	(529)	256,063
Repayment of long-term debt	—	(37,500)
Proceeds from issuance of preferred stock, net of offering costs	—	168,000
Payment of preferred dividends	(10,145)	(8,535)
Taxes withheld and paid for vesting of equity awards	(14,698)	(12,745)
Net cash and restricted cash (used in) provided by financing activities	(88,499)	403,059
Effect of exchange rate on cash and cash equivalents and restricted cash	(62)	49
Net decrease in cash and cash equivalents and restricted cash	(85,508)	(7,559)
See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	2024	2023
Cash and cash equivalents and restricted cash as of beginning-of-period	223,457	215,158
Cash and cash equivalents and restricted cash as of end-of-period	$137,949	$207,599

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

As of June 30, 2024, the Company had unrestricted cash and cash equivalents of $101.3 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations and cash flows. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). Certain prior year disclosures have been reclassified to conform to the current presentation. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2023 Form 10-K.

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

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	June 30, 2024	December 31, 2023
Collateral for letters of credit for facility leases (1)	$1,902	$2,132
Collateral with financial institutions (2)	16,425	16,237
Claims processing services (3)	18,372	12,263
Total restricted cash and restricted investments	$36,699	$30,632

Current restricted cash	$20,053	$13,768
Total current restricted cash and restricted investments	$20,053	$13,768

Non-current restricted cash	$16,646	$16,864
Total non-current restricted cash and restricted investments	$16,646	$16,864
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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$101,250	$142,530
Restricted cash and restricted investments	36,699	65,069
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$137,949	$207,599

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

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability to fair value at each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized as operating expense on the consolidated statements of operations and comprehensive income (loss). Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 4 for additional discussion regarding business combinations.

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

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	6 months
Customer relationships	11 - 25 years
Technology	5 years
Provider network contracts	3 - 5 years

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of June 30, 2024 and December 31, 2023, approximately 68% and 57%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of June 30, 2024, approximately 28% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care management solution.

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

	For the Six Months Ended June 30,
	2024	2023
Revenue	$—	$908,251

Net loss attributable to common shareholders of Evolent Health, Inc.	—	(59,268)

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by end-market and product type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Medicaid	$217,068	$209,318	$432,192	$392,352
Medicare	268,673	138,700	555,633	266,369
Commercial and other	161,404	121,118	298,973	238,105
Total	$647,145	$469,136	$1,286,798	$896,826

Performance Suite	$461,602	$276,576	$909,820	$516,449
Specialty Technology and Services Suite	81,515	77,052	170,518	142,368
Administrative Services	60,770	77,754	119,339	160,821
Cases	43,258	37,754	87,121	77,188
Total	$647,145	$469,136	$1,286,798	$896,826
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $31.4 million of transaction price to performance obligations that are unsatisfied as of June 30, 2024. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 44% and 100% of these remaining performance obligations by December 31, 2024 and 2025, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Short-term receivables (1)	$372,361	$446,220
Short-term deferred revenue	4,558	5,976
Long-term deferred revenue	586	1,173
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the six months ended June 30, 2024 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$7,149
Reclassification to revenue, as a result of performance obligations satisfied	(4,259)
Cash received in advance of satisfaction of performance obligations	2,254
Balance as of end of period	$5,144

The amount of revenue, excluding customer discounts of $1.8 million and $3.1 million for the three and six months ended June 30, 2024, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $2.7 million and $20.7 million for the three and six months ended June 30, 2024, respectively, due primarily to net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023, the Company had $3.3 million and $2.8 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023, the Company had $10.1 million and $9.3 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $3.0 million and $5.0 million for the three and six months ended June 30, 2023, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we did observe notable decreases in delinquencies with certain partners’ mainly due to timing of payments which resulted in a lower provision for credit losses of during the three months ended June 30, 2024.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	June 30, 2024	December 31, 2023
Current	70%	54%
Past due 1-60 days	15%	17%
Past due 61+ days	15%	29%
Accounts receivable, net of allowance	$375,839	$472,350

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Balance as of beginning of period	$(16,361)	$(10,180)
Acquisitions	—	(240)
Provision for credit losses	491	(4,390)
Charge-offs(1)	4,598	1,898
Balance as of end of period	$(11,272)	$(12,912)
————————
(1) Charge offs for the six months ended June 30, 2024 and 2023 are due primarily to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	June 30, 2024	December 31, 2023
Computer hardware	$14,669	$21,501
Furniture and equipment	1,619	1,297
Internal-use software development costs	223,211	212,913
Leasehold improvements	1,434	1,052
Total property and equipment	240,933	236,763
Accumulated depreciation expense	(165,636)	(158,569)
Total property and equipment, net	$75,297	$78,194

The Company capitalized $5.8 million and $10.3 million for the three and six months ended June 30, 2024, respectively, and $5.7 million and $13.8 million for the three and six months ended June 30, 2023, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $68.7 million and $70.9 million as of June 30, 2024 and December 31, 2023, respectively.

Depreciation expense related to property and equipment was $7.9 million and $15.4 million for the three and six months ended June 30, 2024, respectively, and $8.2 million and $16.3 million for the three and six months ended June 30, 2023, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.7 million and $13.0 million for the three and six months ended June 30, 2024, respectively and $6.8 million and $13.5 million for the three and six months ended June 30, 2023, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test for the six months ended June 30, 2024. We will perform our annual impairment test on October 31, 2024.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$1,116,542	$722,774
Goodwill acquired (1)	—	395,164
Measurement period adjustment	—	(391)
Foreign currency translation	(4)	9
Balance, end of period	$1,116,538	$1,117,556
————————
(1)Goodwill acquired from the addition of NIA in January 2023

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	June 30, 2024				December 31, 2023
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.5	$51,965	$41,457	$10,508	1.0	$51,965	$30,288	$21,677
Customer relationships	14.0	806,668	162,744	643,924	14.5	806,668	139,150	667,518
Technology	3.3	162,015	109,424	52,591	3.8	162,015	101,566	60,449
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	2.0	21,244	16,977	4,267	1.1	18,054	15,689	2,365
Total intangible assets, net		$1,043,110	$331,820	$711,290		$1,039,920	$287,911	$752,009

Amortization expense related to intangible assets was $22.0 million and $44.0 million for the three and six months ended June 30, 2024, respectively and $24.0 million and $45.1 million for the three and six months ended June 30, 2023, respectively.

Future estimated amortization of intangible assets (in thousands) as of June 30, 2024, is as follows:

2024	$43,416
2025	63,619
2026	63,369
2027	60,628
2028	48,693
Thereafter	431,565
Total future amortization of intangible assets	$711,290

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and six months ended June 30, 2024 that require an impairment test for our intangible assets.

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

The following table summarizes the terms of our Convertible Senior Notes as of June 30, 2024 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes
Aggregate principal amount at issuance	$172,500	$402,500
Interest rate per annum	1.5%	3.5%
Debt issuance costs	$5,929	$11,598
Net proceeds	$166,571	$390,902
Issuance date	October 22, 2018	December 8, 2023
Maturity date	October 15, 2025	December 1, 2029
Interest payment dates (1)	April 15 and October 15	June 1 and December 1

Conversion rate per $1,000 of principal	$29.9135	$26.3125
Conversion price	$33.43	$38.00
Shares issuable upon conversion(2)	5,160	10,592

Carrying value	$170,818	$391,981
Unamortized debt discount and issuance costs	1,682	10,519
Outstanding principal	$172,500	$402,500
Remaining amortization period (years)	1.3	5.4
Fair value (3)	$169,913	$369,893
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of June 30, 2024. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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

During the year ended December 31, 2023, the Company prepaid $37.5 million under the Revolving Facility and $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA. The total amount paid to Ares under the Credit Agreement in connection with the prepayment was $434.8 million, which included $415.0 million of principal, $9.1 million in accrued interest and $10.7 million in prepayment premium. As of June 30, 2024, there is $37.5 million outstanding under the Company’s Revolving Facility.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
2029 Notes
Interest expense	$3,522	$—	$7,044	$—
Amortization of debt issuance costs	480	—	960	—
Interest expense for 2029 Notes	$4,002	$—	$8,004	$—
2022 Credit Agreement
Interest expense	$943	$12,595	$1,889	$23,720
Amortization of debt issuance costs	80	636	159	1,180
Interest expense for 2022 Credit Agreement	$1,023	$13,231	$2,048	$24,900
2024 Notes
Interest expense	$—	$212	$—	$425
Amortization of debt issuance costs	—	46	—	92
Interest expense for 2024 Notes	$—	$258	$—	$517
2025 Notes
Interest expense	$647	$647	$1,294	$1,294
Amortization of debt issuance costs	323	322	646	642
Interest expense for 2025 Notes	$970	$969	$1,940	$1,936

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of June 30, 2024 and December 31, 2023, the Company was party to irrevocable standby letters of credit with a bank for $17.7 million and $17.9 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $18.3 million and $18.4 million, respectively, in restricted cash and restricted investments as collateral as of June 30, 2024 and December 31, 2023, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between November 2024 and December 2025 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of June 30, 2024, no amounts have been funded under this guarantee.

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

The Company recognized a TRA liability of $108.1 million and $107.9 million as of June 30, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2024, approximately 97.8% of our $137.9 million of cash and cash equivalents, restricted cash and restricted investments were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 2.2% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	June 30, 2024	December 31, 2023
Cook County Health and Hospitals System	30.5%	46.9%
Molina Healthcare, Inc.	13.0%	*
Center for Medicare & Medicaid Services	12.1%	*
AmeriHealth Caritas Health Plan	11.0%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Centene Corporation	*	10.3%	*	*
Cook County Health and Hospitals System	11.0%	17.6%	11.2%	17.4%
Florida Blue Medicare, Inc.	12.6%	11.1%	12.6%	11.5%
Humana Insurance Company	21.8%	*	21.7%	*
Molina Healthcare, Inc.	12.9%	16.4%	12.1%	14.9%
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

The Company leases office space and computer and other equipment under operating lease agreements expiring at various dates. Under the lease agreements, in addition to base rent, the Company is generally responsible for operating and maintenance costs and related fees. Several of these agreements include tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, we record such items in right-of-use assets and operating lease liabilities on our consolidated balance sheets equal to the difference between rent expense and future minimum lease payments due. The rent expense related to these items is recognized on a straight-line basis over the terms of the leases. Effective January 1, 2024, the Company’s primary office location is in Arlington, Virginia with a lease that expires in January 2031.

In connection with various lease agreements, the Company is required to maintain $1.9 million and $2.1 million in letters of credit as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company held $1.9 million and $2.1 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

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

The following table summarizes our primary office leases as of June 30, 2024 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA (1)	6.6	$3,258	$1,579
Edison, NJ	1.8	1,001	222
Makati City, Philippines	3.9	2,555	—
Alpharetta, GA	1.3	599	—
Pune, India	3.8	2,197	—
Brea, CA	2.9	2,850	—
————————
(1) Amounts required under the letter of credit for our previous headquarters’ lease in Arlington, VA until December 2024.

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,356	$(1,727)	$1,459	$213
Variable lease cost	1,648	1,565	3,073	3,121
Total lease cost	$3,004	$(162)	$4,532	$3,334

Maturity of lease liabilities (in thousands) is as follows:

Operating lease expense
2024	$4,210
2025	8,309
2026	7,535
2027	6,923
2028	5,795
Thereafter	12,428
Total lease payments	45,200
Less:
Interest	8,278
Present value of lease liabilities	$36,922

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

June 30, 2024
Weighted average discount rate	7.21%
Weighted average remaining lease term	5.8

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands, except per share data):

For the Three Month Period Ended	Payment Date	Dividends Per Share	Total Amount Paid
June 30, 2024	6/28/2024	$28.95	$5,066
March 31, 2024	3/28/2024	29.02	5,079
June 30, 2023	6/27/2023	27.91	4,884
March 31, 2023	3/28/2023	20.86	3,651

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) before preferred dividends and accretion of Series A Preferred Stock	$1,596	$(34,323)	$(15,684)	$(54,305)
Dividends and accretion of Series A Preferred Stock	(7,979)	(7,088)	(15,924)	(13,364)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(6,383)	$(41,411)	$(31,608)	$(67,669)

Weighted-average common shares outstanding - basic and diluted	114,688	111,278	114,415	109,540

Loss per common share
Basic and diluted	$(0.06)	$(0.37)	$(0.28)	$(0.62)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	533	1,073	854	1,505
Stock options	289	976	351	1,106
Series A Preferred Stock	4,375	4,375	4,375	4,375
Convertible senior notes	20,252	6,188	20,252	6,188
Total	25,449	12,612	25,832	13,174

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Award Type
Stock options	$—	$14	$—	$74
RSUs	6,948	6,903	14,416	14,392
LSUs	—	77	—	361
PSUs	5,711	1,972	17,029	4,849
Total compensation expense by award type	$12,659	$8,966	$31,445	$19,676

Line Item
Cost of revenue	$1,207	$42	$2,212	$1,582
Selling, general and administrative expenses	11,452	8,924	29,233	18,094
Total compensation expense by financial statement line item	$12,659	$8,966	$31,445	$19,676

No stock-based compensation was capitalized as software development costs for the three and six months ended June 30, 2024, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	80	57	1,035	1,053
PSUs	—	8	808	432

Note 15. Income Taxes

We have historically calculated the provision (benefit) for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2024. We determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2024, respectively.

An income tax provision (benefit) of $(0.2) million and $0.3 million was recognized for the three and six months ended June 30, 2024, respectively, which resulted in effective tax rates of (17.5)% and (2.1)%, respectively. An income tax benefit of $(1.0) million and $(69.2) million was recognized for the three and six months ended June 30, 2023, respectively, which resulted in effective tax rates of 2.7% and 56.0%, respectively. The income tax expense recorded during the six months ended June 30, 2024, primarily relates to state and foreign taxes. The income tax benefit recorded during the six months ended June 30, 2023, primarily relates to the reduction in the valuation allowance resulting from deferred tax liabilities established as part of the NIA acquisition accounting, partially offset by state and foreign taxes.

As of June 30, 2024, the Company had unrecognized tax benefits of $2.8 million that, if recognized, would affect the overall effective tax rate. The Company is not currently subject to income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

Note 16. Investments and Equity Method Investees

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments from time to time may, and some do, include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. One of our investments includes a put option that could be exercised by our joint venture partner which, if exercised, would require us to acquire the interests in the joint venture that we do not own for a price that may be up to $50.0 million. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIEs.

As of June 30, 2024 and December 31, 2023, the Company’s economic interests in its equity method investments ranged between 4% and 34%, and voting interests in its equity method investments ranged between 25% and 34%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately

$(1.7) million and $(1.4) million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.0 million and $6.8 million for the three and six months ended June 30, 2024, respectively and $4.6 million and $9.4 million for the three and six months ended June 30, 2023, respectively.

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

For the three and six months ended June 30, 2024, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes without readily determinable fair values. As of June 30, 2024, the carrying amount of the investment was $3.0 million.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$83,600	$83,600
Total fair value of liabilities measured on a recurring basis	$—	$—	$83,600	$83,600
————————
(1) Primarily represents the earn-out consideration related to the NIA transaction as described in Note 4 and was paid in cash in April 2024.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and six months ended June 30, 2024, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The acquisition of NIA includes a provision for additional equity consideration, at the Company’s option, contingent upon the Company obtaining certain performance metrics. The earnout period for the NIA contingent consideration is the year ending December 31, 2023 and contingent consideration of $88.8 million was paid in cash during the second quarter of 2024.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Balance as of beginning of period	$83,600	$78,000
Additions	—	66,600
Settlements	(92,508)	(32,047)
Total (gain) loss, net	8,908	747
Balance as of end of period	$—	$113,300

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

The Company had an economic relationship through the ordinary course of business with an entity whose President and Chief Executive Officer was a member of our Board until his retirement from the Board in February 2024. This relationship accounted for the majority of our related party revenue and cost of revenue for the three and six months ended June 30, 2024 and 2023, respectively.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	June 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$3,668	$8,045

Liabilities
Accounts payable	$556	$390

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,021	$39,486	$33,805	$94,207

Expenses
Cost of revenue	1,850	32,076	28,764	79,582
Selling, general and administrative expenses	—	997	—	1,239

Note 19. Repositioning and Other Changes

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals.

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan’). These initiatives include making organizational changes across the business that resulted in severance, terminated benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses. Costs associated with the 2023 Reposition Plan were recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The 2023 Repositioning Plan was completed during the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans for the three and six months ended June 30, 2024, respectively, by major type of cost (in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	Cumulative Amount Incurred Through June 30, 2024
Severance and termination benefits	$31	$1,835	$10,399
Dedicated employee costs	—	1,185	8,085
Professional services	639	4,127	17,038
Office space consolidation	—	3,452	10,314
Total	$670	$10,599	$45,836

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

Activity in reserves for claims and performance-based arrangements related to specialty care management services solution was as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$404,048	$199,730
Incurred health care costs:
Current year to date period	756,603	385,459
Prior year to date period	(25,445)	(26,474)
Total claims incurred	731,158	358,985
Claims paid related to:
Current year to date period	(504,035)	(179,472)
Prior year to date period	(313,608)	(133,432)
Total claims paid	(817,643)	(312,904)
Balance, end of period	$317,563	$245,811

Note 21. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Non-cash Investing and Financing Activities
Accrued property and equipment purchases	$91	$24
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	(391)
Class A common stock issued in connection with business combinations	—	261,271
Effects of Leases
Operating cash flows from operating leases	6,939	6,532
Leased assets disposed of (obtained in) exchange for operating lease liabilities	185	1,941

Note 22. Subsequent Events

Business Combination

On August 1, 2024, the Company completed its acquisition of Machinify, Inc. (“Machinify”) contemplated by the previously announced agreement to acquire certain assets of Machinify and the exclusive, perpetual and royalty-free license of Machinify Auth, a proven software platform that leverages the latest advances in artificial intelligence for cash consideration of $19.5 million, plus an earn-out of up to $12.5 million. The acquisition is expected be accounted for as a business combination.

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

Recent Events

Business Combination

On August 1, 2024, the Company completed its acquisition of Machinify, Inc. (“Machinify”) contemplated by the previously announced agreement to acquire certain assets of Machinify and the exclusive, perpetual and royalty-free license of Machinify Auth, a proven software platform that leverages the latest advances in artificial intelligence for cash consideration of $19.5 million, plus an earn-out of up to $12.5 million. The acquisition is expected be accounted for as a business combination.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the six months ended June 30, 2024. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Centene Corporation	*	10.3%	*	*
Cook County Health and Hospitals Systems	11.0%	17.6%	11.2%	17.4%
Florida Blue Medicare, Inc.	12.6%	11.1%	12.6%	11.5%
Humana Insurance Company	21.8%	*	21.7%	*
Molina Healthcare, Inc.	12.9%	16.4%	12.1%	14.9%
————————
*     Represents less than 10.0% of the respective balance.

Repositioning Costs

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan’). These initiatives include making organizational changes across the business that resulted in severance, terminated benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses. Costs associated with the 2023 Reposition Plan were recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The 2023 Repositioning Plan was completed during the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans for the three and six months ended June 30, 2024, respectively , by major type of cost (in thousands):

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024	Cumulative Amount Incurred Through June 30, 2024
Severance and termination benefits	$31	$1,835	$10,399
Dedicated employee costs	—	1,185	8,085
Professional services	639	4,127	17,038
Office space consolidation	—	3,452	10,314
Total	$670	$10,599	$45,836

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
On October 31, 2023, the Company performed its annual goodwill impairment review for fiscal year 2023. In addition, the Company underwent organizational changes which required a reassessment of reporting units. As a result, the Company determined it has one reporting unit due to the economic similarity of the services provided to our partners. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of our reporting unit was below its respective carrying values. As a result, a quantitative goodwill impairment analysis was not required. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and six months ended June 30, 2024. We will perform our annual impairment test of October 31, 2024.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of employee-related expenses (including compensation, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include transition services agreements (“TSA”) fees associated with our acquisitions, costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, technology infrastructure, clinical program development and data analytics.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of the amortization of intangible assets associated with the step up in fair value of Evolent Health LLC’s assets and liabilities for the Offering Reorganization, amortization of intangible assets recorded as part of our various business combinations and asset acquisitions and depreciation of property and equipment, including internal-use software development costs.

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

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended June 30,		Change Over Prior Period		For the Six Months Ended June 30,		Change Over Prior Period
	2024	2023	$	%	2024	2023	$	%
Revenue	$647,145	$469,136	$178,009	37.9%	$1,286,798	$896,826	$389,972	43.5%

Expenses
Cost of revenue	540,302	351,938	188,364	53.5%	1,075,849	662,413	413,436	62.4%
Selling, general and administrative expenses	69,185	90,389	(21,204)	(23.5)%	148,289	180,115	(31,826)	(17.7)%
Depreciation and amortization expenses	29,870	32,134	(2,264)	(7.0)%	59,373	61,409	(2,036)	(3.3)%
Right-of-use assets impairment	—	24,065	(24,065)	(100.0)%	—	24,065	(24,065)	(100.0)%
Change in fair value of contingent consideration	—	(7,822)	7,822	100.0%	8,908	747	8,161	1,092.5%
Total operating expenses	639,357	490,704	148,653	30.3%	1,292,419	928,749	363,670	39.2%
Operating income (loss)	$7,788	$(21,568)	$29,356	136.1%	$(5,621)	$(31,923)	$26,302	82.4%

Cost of revenue as a % of revenue	83.5%	75.0%			83.6%	73.9%
Selling, general and administrative expenses as a % of revenue	10.7%	19.3%			11.5%	20.1%

Comparison of the Results for Three Months Ended June 30, 2024 to 2023

Revenue

Total revenue increased by $178.0 million, or 37.9%, to $647.1 million for the three months ended June 30, 2024, as compared to 2023. This increase is primarily due to the expansion of new go lives in our risk markets of $149.6 million, growth of existing Performance Suite of $21.9 million, go lives from our musculoskeletal (“MSK”) offerings of $7.1 million and rate increases offset by lower run out services from our contract with Bright Health Management, Inc. (“Bright Health”) of $11.8 million and $13.3 million in lower accrued revenue from the Medicare Shared Savings Program (“MSSP”) in the quarter compared to the prior year period.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Medicaid	$217,068	$209,318
Medicare	268,673	138,700
Commercial and other	161,404	121,118
Total	$647,145	$469,136

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended June 30, 2024 and 2023 (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Performance Suite	6,901	3,810	$22.30	$24.20
Specialty Technology and Services Suite	71,701	72,954	0.38	0.35
Administrative Services	1,268	1,822	15.97	14.22
Cases	15	15	2,849	2,505

Average Unique Members	39,856	41,794

Cost of Revenue

Cost of revenue increased by $188.4 million, or 53.5%, to $540.3 million for the three months ended June 30, 2024, as compared to 2023, due to growth in our revenue and a shift in mix towards our Performance Suite, which has a lower gross margin than our solutions. The increase in cost of revenue this quarter is driven primarily by $199.8 million of higher claims cost compared to the prior year period, which is attributable to higher medical expenses in certain markets for our Performance Suite relating to higher disease prevalence and acuity of the populations under management, inclusive of favorable developments of claims from prior years of $10.3 million. The growth in cost of revenue was also offset by a $10.5 million decrease in personnel costs compared to the prior year period.

Approximately $1.2 million and $42.0 thousand of total cost of revenue was attributable to stock-based compensation expense for the three months ended June 30, 2024, and 2023 respectively. Cost of revenue represented 83.5% and 75.0% of total revenue for the three months ended June 30, 2024, and 2023 respectively. The majority of the increase in cost of revenue as a percentage of revenue was due to the rapid growth of our Performance Suite, which has a lower gross margin and longer maturation profile than our other product types.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $21.2 million, or 23.5%, to $69.2 million for the three months ended June 30, 2024, as compared to 2023, principally as a result of lower TSA fees related to our acquisition of NIA of $8.5 million, professional fees of $10.9 million and a reduction in personnel costs of $7.5 million as a result of the 2023 Repositioning Plan.

Approximately $11.5 million and $8.9 million of total selling, general and administrative costs were attributable to stock-based compensation expense for the three months ended June 30, 2024, and 2023, respectively. Acquisition and severance costs accounted for approximately $1.0 million and $0.4 million of total selling, general and administrative expenses for the three months ended June 30, 2024, and 2023, respectively. Selling, general and administrative expenses represented 10.7% and 19.3% of total revenue for the three months ended June 30, 2024, as compared to 2023, respectively, driven in part by the Company’s 2023 Repositioning Plan which concluded in the three months ended June 30, 2024.

Comparison of the Results for The Six Months Ended June 30, 2024 to 2023

Revenue

Total revenue increased by $390.0 million, or 43.5%, to $1,286.8 million for the six months ended June 30, 2024, as compared to 2023. The increase in revenue is primarily from $296.1 million from new risk contracts, $38.9 million from transitioning a Specialty Technology and Services Suite customer to the Performance Suite, $31.7 million from new MSK contracts and $17.6 million from new oncology and cardiology contracts. Growth was also offset in part by a $27.9 million reduction in revenue from the run out of the Bright Health contract.

The following table represents Evolent’s revenue disaggregated by end-market (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Medicaid	$432,192	$392,352
Medicare	555,633	266,369
Commercial and other	298,973	238,105
Total	$1,286,798	$896,826

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members for the three and six months ended June 30, 2024 and 2023 (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Performance Suite	6,976	3,526	$21.74	$24.41
Specialty Technology and Services Suite	72,002	66,728	0.39	0.36
Administrative Services	1,261	1,840	15.77	14.57
Cases	31	30	2,849	2,530

Average Unique Members	39,872	41,531

Cost of Revenue

Cost of revenue increased by $413.4 million, or 62.4%, to $1,075.8 million for the six months ended June 30, 2024, as compared to 2023, principally as a result of the 43.5% growth in our revenue compared to the six months ended June 30, 2023. The increase included approximately $414.7 million from higher claims cost from acquisitions and transition from ASO to risk based contracts for certain customers as well as $15.3 million in professional fees due primarily to the accrual of Medicare Shared Savings Program network gainshare. These increases were offset in part by a decrease of $9.7 million from lower personnel costs.

Approximately $2.2 million and $1.6 million of total cost of revenue was attributable to stock-based compensation expense for the six months ended June 30, 2024, and 2023, respectively. Cost of revenue represented 83.6% and 73.9% of total revenue for the six months ended June 30, 2024, and 2023 respectively. Our cost of revenue increased as a percentage of our total revenue due to a change in the mix of our service offerings with the rapid growth of our Performance Suite solutions. We expect our cost of revenue to decrease as a percentage of total revenue over the longer-term subject to the composition of our growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $31.8 million, or 17.7%, to $148.3 million for the six months ended June 30, 2024, as compared to 2023. The decrease was primarily driven by lower TSA fees related to our NIA acquisition of $16.1 million recorded in 2023 and lower bad debt expense of $5.1 million due to collection timing from our customers, offset by higher stock compensation of $11.1 million due to the achievement and change in projected achievement of certain performance measurements and $3.2 million from an increase in technology services.

Approximately $29.2 million and $18.1 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively. Acquisition and severance costs accounted for approximately $1.3 million and $12.0 million of total selling, general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively. Selling, general and administrative expenses represented 11.5% and 20.1% of total revenue for the six months ended June 30, 2024, as compared to 2023, respectively, driven in part by the Company’s 2023 Repositioning Plan which concluded in the three months ended June 30, 2024.

Right-of-Use Asset Impairment

During the six months ended June 30, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations and comprehensive income (loss). There were no such impairments in 2024.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $8.9 million for the six months ended June 30, 2024 primarily related to the liabilities acquired as a result of the acquisitions of NIA in January 2023. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense is attributable to borrowings under convertible senior notes and 2022 Credit Agreement with Ares. Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
2029 Notes
Interest expense	$3,522	$—	$7,044	$—
Amortization of debt issuance costs	480	—	960	—
Interest expense for 2029 Notes	$4,002	$—	$8,004	$—
2022 Credit Agreement
Interest expense	$943	$12,595	$1,889	$23,720
Amortization of debt issuance costs	80	636	159	1,180
Interest expense for 2022 Credit Agreement	$1,023	$13,231	$2,048	$24,900
2024 Notes
Interest expense	$—	$212	$—	$425
Amortization of debt issuance costs	—	46	—	92
Interest expense for 2024 Notes	$—	$258	$—	$517
2025 Notes
Interest expense	$647	$647	$1,294	$1,294
Amortization of debt issuance costs	323	322	646	642
Interest expense for 2025 Notes	$970	$969	$1,940	$1,936

The decrease in interest expense for the three and six months ended June 30, 2024 compared to the same periods in 2023 is primarily due to the repayment of the Term Loan Facility of the Credit Agreement in a prior period, offset by interest expense from the 2029 Notes. See “Part I - Item 1. Financial Statements and Supplementary Data - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

Change in Tax Receivable Agreement Liability

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the six months ended June 30, 2023.

Provision for (Benefit from) Income Taxes

An income tax provision (benefit) of $(0.2) million and $0.3 million was recognized for the three and six months ended June 30, 2024, respectively, which resulted in effective tax rates of (17.5)% and (2.1)%, respectively. An income tax provision (benefit) of $(1.0) million and $(69.2) million was recognized for the three and six months ended June 30, 2023, respectively, which resulted in effective tax rates of 2.7% and 56.0%, respectively. The decrease in benefits from income taxes was driven primarily by a reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition in January 2023.

Dividends and Accretion of Series A Preferred Stock

We pay quarterly regular cash dividends on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. In addition, we accrete deferred financing costs and the redemption value in excess of par value in additional paid-in-capital on the consolidated balance sheets. The Company paid $10.1 million of dividends and accreted $5.8 million of deferred issuance costs and redemption value during the six months ended June 30, 2024.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $31.6 million and $67.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had $101.3 million of cash and cash equivalents and $36.7 million in restricted cash and restricted investments.

We believe our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies, which may require us to seek sources of financing.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows:”

	For the Six Months Ended June 30,
	2024	2023
Net cash and restricted cash provided by (used in) operating activities	$26,326	$(7,320)
Net cash and restricted cash used in investing activities	(23,273)	(403,347)
Net cash and restricted cash (used in) provided by financing activities	(88,499)	403,059

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net income from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows provided by operating activities of $26.3 million for the six months ended June 30, 2024 were affected by decreases in accounts receivable from timing of our partner and vendor payments including higher cash receipts from certain performance-based customers as well as an increase of $8.9 million from contingent consideration, which was more than offset by payment for claims and performance-based arrangements of $86.5 million. Of the total $88.8 million in NIA contingent consideration paid in the period, $22.2 million represented a change in fair value of NIA contingent consideration in excess of the initial fair value at the acquisition date through payment date, and is therefore included in cash flows provided by operating activities.

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

Investing Activities

Cash flows used in investing activities of $23.3 million for the six months ended June 30, 2024 were primarily attributable to a purchase of investments for $4.9 million and $12.5 million of investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $403.3 million in the six months ended June 30, 2023 were primarily attributable to $388.2 million paid for acquisitions and $15.9 million of investments in internal-use software and purchases of property and equipment.

Financing Activities

Cash flows used in financing activities of $88.5 million for the six months ended June 30, 2024, were primarily related to $6.1 million of restricted cash inflows from working capital related to claims processing offset, in part by $10.1 million of preferred dividends paid on our Series A Preferred Stock and $14.7 million from withholding taxes paid on of vested restricted stock units that were net settled. Additional cash used in financing activities included $66.6 million, the portion of the NIA contingent consideration representing the fair value at the acquisition date.

Cash flows provided by financing activities of $403.1 million in the six months ended June 30, 2023, were primarily related to $256.1 million received from our Acquisition Facilities in connection with our Credit Agreement and $168.0 million from the issuance of preferred equity, offset in part, by $37.5 million of cash outflows related to the payment on our Revolving Facility, $8.5 million of preferred dividends paid on our Series A Preferred Stock and $12.7 million from withholding taxes paid in respect of vested restricted stock units that were net settled.

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months. Our estimated known contractual obligations (in thousands) as of June 30, 2024, were as follows:

	2024	2025-2026	2027-2028	2029+	Total
Operating leases for facilities	$4,210	$15,844	$12,718	$12,428	$45,200
Purchase obligations related to vendor contracts	7,371	21,930	935	—	30,236
Convertible notes interest payments (1)	8,338	30,763	28,175	14,088	81,364
Convertible notes principal repayment	—	172,500	—	402,500	575,000
Total known contractual obligations	$19,919	$241,037	$41,828	$429,016	$731,800
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements and Supplementary Data - Note 9” for additional information on payment dates for our convertible notes interest.

In addition, as of June 30, 2024, we had $37.5 million of aggregate principal amount in a secured revolving credit facility which will mature in 2029. The interest rate for the secured revolving credit facility will be calculated, at the option of the borrowers at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 4.00%, or the base rate plus 3.00%.

Also, as of June 30, 2024, we had 175,000 shares of the Series A Preferred Stock outstanding. Regular dividends on the Series A Preferred Stock are paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments from time to time may, and some do, include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. One of our investments includes a put option that could be exercised by our joint venture partner which, if exercised, would require us to acquire the interests in the joint venture that we do not own for a price that may be up to $50.0 million.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the six months ended June 30, 2024, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $36.7 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $18.4 million, collateral for letters of credit required as security deposits for facility leases of $1.9 million, amounts held with financial institutions for risk-sharing arrangements of $16.4 million as of June 30, 2024. See “Part I - Item 1. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the six months ended June 30, 2024, prepaid and other current assets decreased due to a decrease of trade receivables related to certain customers that have the legal right to net payment for amounts due from customers and claims payable of $5.4 million and lower non-trade accounts receivable of $2.0 million, offset by higher prepaid expenses of $4.5 million as a result of higher insurance premiums.

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

Interest Rate Risk

As of June 30, 2024, the Company had cash and cash equivalents and restricted cash and restricted investments of $137.9 million, which consisted of bank deposits with FDIC participating banks of $134.9 million and bank deposits in international banks of $3.1 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2024, we had $575.0 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of June 30, 2024, we have $37.5 million of aggregate principal amount in a secured revolving credit facility and $175.0 million shares of Series A Preferred Stock outstanding, all of which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR Rate (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00% and (b) the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $0.4 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part I - Item 1. Financial Statements and Supplementary Data - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payer of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a foreign currency translation gain (loss) of $(47) thousand and $(0.1) million for the three and six months ended June 30, 2024, respectively and $8 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2024, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any disruption in the network access, telecommunications or co-location services provided by third-party vendors or any failure of or by third-party vendors’ systems or our own systems to handle current or higher volume of use could significantly harm our business. Similarly, disruptions of service to other third parties or to our customers can negatively impact our ability to serve our clients and run our business. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack that required it to take offline its computer systems that handled electronic payments and insurance claims. As a result of the outage, we had reduced visibility into setting our claims reserve for the six months ended June 30, 2024. Similar events could occur in the future, and the impact to our business could be material.

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
EVOLENT HEALTH, INC
Exhibit Index

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

Dated: August 8, 2024