Form 10-Q
period 2024-09-30
Evolent Health, Inc.
filed 2024-11-08
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, there were 116,563,910 shares of the registrant’s Class A common stock outstanding.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “aim,” “predict,” “potential,” “continue,” “plan,” “project,” “will,” “should,” “shall,” “may,” “might” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to our ability to weather current dynamics, continue to expand our footprint, future actions, trends in our businesses, prospective services, new partner additions/expansions, our guidance and business outlook and future performance or financial results, and the closing of pending transactions and the outcome of contingencies, such as legal proceedings. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

•risks relating to our ability to efficiently integrate NIA and Machinify into our operations;
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
•our ability to accurately predict our exposure under performance-based contracts;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,583	$192,825
Restricted cash and restricted investments	16,343	13,768
Accounts receivable, net (1)	407,902	446,749
Prepaid expenses and other current assets	23,183	30,331
Total current assets	544,011	683,673
Restricted cash and restricted investments	14,925	16,864
Investments and equity method investees	8,405	4,895
Property and equipment, net	73,941	78,194
Right-of-use assets - operating	9,244	11,983
Prepaid expenses and other noncurrent assets	3,914	4,028
Contract cost assets	13,203	12,120
Intangible assets, net	696,779	752,009
Goodwill	1,137,342	1,116,542
Total assets	$2,501,764	$2,680,308
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$50,087	$48,246
Accrued liabilities	120,454	149,849
Operating lease liability - current	6,220	9,738
Accrued compensation and employee benefits	31,614	56,385
Deferred revenue	2,621	5,976
Reserve for claims and performance - based arrangements	312,687	404,048
Total current liabilities	523,683	674,242
Long-term debt, net	599,668	597,049
Other long-term liabilities	3,247	3,637
Tax receivables agreement liability	108,105	107,932
Operating lease liabilities - noncurrent	29,318	38,009
Deferred tax liabilities, net	11,892	13,311
Total liabilities	1,275,913	1,434,180

Commitments and Contingencies (See Note 10)

Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 issued, respectively	187,166	178,427

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 116,550,263 and 115,424,833 shares issued, respectively	1,166	1,154
Additional paid-in-capital	1,818,024	1,808,121
Accumulated other comprehensive loss	(1,367)	(1,257)
Retained earnings (accumulated deficit)	(758,015)	(719,194)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)

Total shareholders' equity	1,038,685	1,067,701
Total liabilities, mezzanine equity and shareholders' equity	$2,501,764	$2,680,308
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue(1)	$621,401	$511,015	$1,908,199	$1,407,841
Expenses
Cost of revenue (1)	540,708	386,585	1,616,557	1,048,998
Selling, general and administrative expenses (1)	67,060	96,567	215,349	276,682
Depreciation and amortization expenses	29,701	32,404	89,074	93,813
Loss on disposal of non-strategic assets	—	2,097	—	2,097
Right-of-use assets impairment	—	—	—	24,065
Change in fair value of contingent consideration	200	11,300	9,108	12,047
Total operating expenses	637,669	528,953	1,930,088	1,457,702
Operating loss	(16,268)	(17,938)	(21,889)	(49,861)
Interest income	794	1,071	4,714	2,735
Interest expense	(6,010)	(14,614)	(18,002)	(41,967)
Gain (loss) from equity method investees	(2,229)	684	(3,623)	1,262
Change in tax receivables agreement liability	—	—	(173)	(66,184)
Other expense, net	(43)	(77)	(140)	(323)
Loss before income taxes	(23,756)	(30,874)	(39,113)	(154,338)
Benefit from income taxes	(619)	(5,550)	(292)	(74,709)
Loss before preferred dividends and accretion of Series A Preferred Stock	(23,137)	(25,324)	(38,821)	(79,629)
Dividends and accretion of Series A Preferred Stock	(8,094)	(7,872)	(24,018)	(21,236)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(31,231)	$(33,196)	$(62,839)	$(100,865)

Loss per common share
Basic and diluted	$(0.27)	$(0.30)	$(0.55)	$(0.91)

Weighted-average common shares outstanding
Basic and diluted	114,862	112,282	114,565	110,464

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(31,231)	$(33,196)	$(62,839)	$(100,865)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(12)	(151)	(110)	(87)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(31,243)	$(33,347)	$(62,949)	$(100,952)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended September 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	175	$184,206	116,262	$1,163	$1,810,054	$(1,355)	$(734,878)	$(21,123)	$1,053,861

Stock-based compensation expense	—	—	—	—	14,416	—	—	—	14,416
Exercise of stock options	—	—	234	3	2,340	—	—	—	2,343
Restricted stock units vested, net of shares withheld for taxes	—	—	54	—	(692)	—	—	—	(692)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	—	(12)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	2,960	—	—	(8,094)	—	(23,137)	—	(31,231)

Balance as of September 30, 2024	175	$187,166	116,550	$1,166	$1,818,024	$(1,367)	$(758,015)	$(21,123)	$1,038,685

	For the Three Months Ended September 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	175	$172,829	113,083	$1,131	$1,774,784	$(1,114)	$(660,459)	$(21,123)	$1,093,219

Stock-based compensation expense	—	—	—	—	10,222	—	—	—	10,222
Exercise of stock options	—	—	330	3	4,526	—	—	—	4,529
Restricted stock units vested, net of shares withheld for taxes	—	—	83	1	(1,604)	—	—	—	(1,603)
Exchange of 2024 Notes	—	—	1,294	13	23,060	—	—	—	23,073
Foreign currency translation adjustment	—	—	—	—	—	(151)	—	—	(151)
Net income attributable to common shareholders of Evolent Health, Inc.	—	2,777	—	—	(7,872)	—	(25,324)	—	(33,196)

Balance as of September 30, 2023	175	$175,606	114,790	$1,148	$1,803,116	$(1,265)	$(685,783)	$(21,123)	$1,096,093
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Nine Months Ended September 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	175	$178,427	115,425	$1,154	$1,808,121	$(1,257)	$(719,194)	$(21,123)	$1,067,701

Stock-based compensation expense	—	—	—	—	45,861	—	—	—	45,861
Exercise of stock options	—	—	335	4	3,458	—	—	—	3,462
Restricted stock units vested, net of shares withheld for taxes	—	—	585	6	(10,832)	—	—	—	(10,826)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	—	(110)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	8,739	—	—	(24,018)	—	(38,821)	—	(62,839)

Balance as of September 30, 2024	175	$187,166	116,550	$1,166	$1,818,024	$(1,367)	$(758,015)	$(21,123)	$1,038,685

	For the Nine Months Ended September 30, 2023
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	101,501	$1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417

Stock-based compensation expense	—	—	—	—	29,898	—	—	—	29,898
Exercise of stock options	—	—	1,106	11	9,172	—	—	—	9,183
Restricted stock units vested, net of shares withheld for taxes	—	—	575	5	(10,378)	—	—	—	(10,373)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	760	8	(8)	—	—	—	—
Exchange of 2024 Notes	—	—	1,294	13	23,060	—	—	—	23,073
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payment of earn-outs	—	—	877	9	28,542	—	—	—	28,551
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(87)	—	—	(87)
Net income attributable to common shareholders of Evolent Health, Inc.	—	7,606	—	—	(21,236)	—	(79,629)	—	(100,865)

Balance as of September 30, 2023	175	$175,606	114,790	$1,148	$1,803,116	$(1,265)	$(685,783)	$(21,123)	$1,096,093
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows Provided by Operating Activities
Net loss before preferred dividends and accretion of Series A preferred stock	$(38,821)	$(79,629)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	9,108	12,047
Loss on disposal of non-strategic assets	—	2,097
Loss (gain) from equity method investees	3,623	(1,262)
Depreciation and amortization expenses	89,074	93,813
Stock-based compensation expense	45,861	29,898
Deferred tax benefit	(1,916)	(78,196)
Amortization of contract cost assets	3,604	8,005
Amortization of deferred financing costs	2,650	2,912
Right-of-use asset impairment	—	24,065
Change in tax receivables agreement liability	173	66,184
Right-of-use operating assets	2,739	11,129
Other current operating cash inflows (outflows), net	180	(120)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	38,844	(112,177)
Prepaid expenses and other current and non-current assets	7,751	(16,394)
Contract cost assets	(4,687)	(3,958)
Accounts payable	1,260	(12,628)
Accrued liabilities	17,648	27,537
Operating lease liabilities	(12,209)	(10,432)
Accrued compensation and employee benefits	(24,780)	(8,807)
Deferred revenue	(3,355)	(136)
Reserve for claims and performance-based arrangements	(91,361)	100,012
Other long-term liabilities	(390)	(759)
Net cash and restricted cash provided by operating activities	44,996	53,201
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(16,947)	(388,246)
Disposal of non-strategic assets and divestiture of discontinued operations, net	—	577
Return of equity method investments	7	870
Purchases of investments and contributions to equity method investees	(7,320)	—
Investments in internal-use software and purchases of property and equipment	(18,742)	(22,693)
Net cash and restricted cash used in investing activities	(43,002)	(409,492)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	584	7,925
Payment of contingent consideration	(70,355)	—
Proceeds from stock option exercises	3,462	9,183
Proceeds from issuance of long-term debt, net of offering costs	(529)	256,063
Repayment of long-term debt	—	(47,500)
Proceeds from issuance of preferred stock, net of offering costs	—	168,000
Payment of preferred dividends	(15,279)	(13,631)
Taxes withheld and paid for vesting of equity awards	(15,390)	(14,348)
Net cash and restricted cash (used in) provided by financing activities	(97,507)	365,692
See accompanying Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30,
	2024	2023
Effect of exchange rate on cash and cash equivalents and restricted cash	(93)	(61)
Net (decrease) increase in cash and cash equivalents and restricted cash	(95,606)	9,340
Cash and cash equivalents and restricted cash as of beginning-of-period	223,457	215,158
Cash and cash equivalents and restricted cash as of end-of-period	$127,851	$224,498

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

As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $96.6 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

We have one operating segment and one reportable segment as our chief operating decision maker, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company holds materially all of our cash in bank deposits with the Federal Deposit Insurance Corporation (“FDIC”) participating banks, at cost, which approximates fair value.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	September 30, 2024	December 31, 2023
Collateral for letters of credit for facility leases (1)	$1,903	$2,132
Collateral with financial institutions (2)	16,518	16,237
Claims processing services (3)	12,847	12,263
Total restricted cash and restricted investments	$31,268	$30,632

Current restricted cash	$16,343	$13,768
Total current restricted cash and restricted investments	$16,343	$13,768

Non-current restricted cash	$14,925	$16,864
Total non-current restricted cash and restricted investments	$14,925	$16,864
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash and restricted investments reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$96,583	$184,536
Restricted cash and restricted investments	31,268	39,962
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$127,851	$224,498

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

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability to fair value at each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized in operating expenses on the consolidated statements of operations and comprehensive income (loss). Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 4 for additional discussion regarding business combinations.

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of our reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds our reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment test conducted during 2023 and review of qualitative factors for impairment during 2024.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following summarizes the estimated useful lives by asset classification:

Corporate trade name	3 months
Customer relationships	11 - 25 years
Technology	5 years
Provider network contracts	3 - 5 years

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of September 30, 2024 and December 31, 2023, approximately 68% and 57%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of September 30, 2024, approximately 20% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care management solution.

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

Note 4. Transactions

Business Combinations
Machinify
On August 1, 2024, the Company completed its acquisition of certain assets of Machinify, Inc. and the exclusive, perpetual and royalty-free license of Machinify Auth, (“Machinify”), a software platform that leverages the latest advances in artificial intelligence. The acquisition consideration was $28.5 million which included $19.5 million of cash, $11.0 million which was paid upon closing and $8.5 million which was paid on November 1, 2024, as well as an earn-out consisting of additional consideration of up to $12.5 million payable in cash or shares of the Company’s Class A common stock at the election of the Company. As of August 1, 2024, the contingent consideration was fair valued at $9.0 million. See Note 17 for additional information regarding the fair value determination of the earn-out consideration.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of August 1, 2024, as follows (in thousands):

Purchase consideration:
Cash	$19,500
Fair value of contingent consideration	9,000
Total consideration	$28,500

Identifiable intangible assets acquired:
Technology	7,700
Total identifiable intangible assets acquired	7,700

Liabilities assumed:
Accrued compensation and employee benefits	9
Total liabilities assumed	9

Goodwill	20,809
Net assets acquired	$28,500
Identifiable intangible assets associated with technology will be amortized on a straight-line basis over their preliminary estimated useful lives of 5 years. The fair value of the intangible assets was determined using the replacement cost method which involves estimating an asset’s value by the cost to replace the asset with a similar asset in a similar condition on the closing date of the transaction. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is deductible for tax purposes.
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
————————
(1)Goodwill acquired does not include $1.0 million of measurement period adjustments of $2.4 million in reductions due to goodwill written off upon disposal of non-strategic assets subsequent to March 31, 2023.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Medicaid	$214,627	$195,259	$646,819	$587,611
Medicare	238,527	208,166	794,160	474,535
Commercial and other	168,246	107,590	467,220	345,695
Total	$621,400	$511,015	$1,908,199	$1,407,841

Performance Suite	$435,100	$323,722	$1,344,920	$840,171
Specialty Technology and Services Suite	85,474	81,230	255,992	223,598
Administrative Services	59,396	68,713	178,735	229,534
Cases	41,430	37,350	128,552	114,538
Total	$621,400	$511,015	$1,908,199	$1,407,841
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $24.4 million of transaction price to performance obligations that are unsatisfied as of September 30, 2024. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 31% and 100% of these remaining performance obligations by December 31, 2024 and 2025 respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Short-term receivables (1)	$406,786	$446,220
Short-term deferred revenue	2,621	5,976
Long-term deferred revenue	293	1,173
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the nine months ended September 30, 2024 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$7,149
Reclassification to revenue, as a result of performance obligations satisfied	(5,041)
Cash received in advance of satisfaction of performance obligations	806
Balance as of end of period	$2,914

The amount of revenue, excluding customer discounts of $1.2 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $(18.1) million and $2.6 million for the three and nine months ended September 30, 2024, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2024 and December 31, 2023, the Company had $2.8 million and $2.8 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2024 and December 31, 2023, the Company had $10.4 million and $9.3 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $0.9 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $2.0 million and $7.0 million for the three and nine months ended September 30, 2023, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we did observe a modest increase in delinquencies with certain partners’ mainly due to timing of payments which resulted in a higher provision for credit losses during the three months ended September 30, 2024.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	September 30, 2024	December 31, 2023
Current	64%	54%
Past due 1-60 days	15%	17%
Past due 61+ days	21%	29%
Accounts receivable, net of allowance	$410,568	$472,350

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Balance as of beginning of period	$(16,361)	$(10,180)
Acquisitions	—	(240)
Provision for credit losses	(1,050)	(10,814)
Charge-offs(1)	5,722	2,701
Balance as of end of period	$(11,689)	$(18,533)
————————
(1) Charge offs for the nine months ended September 30, 2024 and 2023 are due primarily to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	September 30, 2024	December 31, 2023
Computer hardware	$14,703	$21,501
Furniture and equipment	1,717	1,297
Internal-use software development costs	228,960	212,913
Leasehold improvements	1,502	1,052
Total property and equipment	246,882	236,763
Accumulated depreciation expense	(172,941)	(158,569)
Total property and equipment, net	$73,941	$78,194

The Company capitalized $5.7 million and $16.0 million for the three and nine months ended September 30, 2024, respectively, and $4.3 million and $18.1 million for the three and nine months ended September 30, 2023, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $68.1 million and $70.9 million as of September 30, 2024 and December 31, 2023, respectively.

Depreciation expense related to property and equipment was $7.5 million and $22.9 million for the three and nine months ended September 30, 2024, respectively, and $8.5 million and $24.8 million for the three and nine months ended September 30, 2023, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.3 million and $19.3 million for the three and nine months ended September 30, 2024, respectively and $6.6 million and $20.1 million for the three and nine months ended September 30, 2023, respectively.

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

We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test for the nine months ended September 30, 2024. We perform our annual impairment test on October 31, 2024.

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

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$1,116,542	$722,774
Goodwill acquired (1)	20,809	395,164
Measurement period adjustment	—	(391)
Foreign currency translation	(9)	(4)
Balance, end of period	$1,137,342	$1,117,543
————————
(1)Goodwill acquired from the addition of NIA in January 2023 and Machinify in August 2024 as described in Note 4.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	September 30, 2024				December 31, 2023
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.3	$51,965	$46,959	$5,006	1.0	$51,965	$30,288	$21,677
Customer relationships	13.7	806,668	174,561	632,107	14.5	806,668	139,150	667,518
Technology	3.2	169,715	113,609	56,106	3.8	162,015	101,566	60,449
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	1.7	21,244	17,684	3,560	1.1	18,054	15,689	2,365
Total intangible assets, net		$1,050,810	$354,031	$696,779		$1,039,920	$287,911	$752,009

Amortization expense related to intangible assets was $22.2 million and $66.2 million for the three and nine months ended September 30, 2024, respectively and $23.8 million and $68.9 million for the three and nine months ended September 30, 2023, respectively.

Future estimated amortization of intangible assets (in thousands) as of September 30, 2024, is as follows:

2024	$21,845
2025	65,159
2026	64,909
2027	62,168
2028	50,233
Thereafter	432,465
Total future amortization of intangible assets	$696,779

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names will be fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and nine months ended September 30, 2024 that require an impairment test for our intangible assets.

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

The following table summarizes the terms of our Convertible Senior Notes as of September 30, 2024 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes
Aggregate principal amount at issuance	$172,500	$402,500
Interest rate per annum	1.5%	3.5%
Debt issuance costs	$5,929	$11,598
Net proceeds	$166,571	$390,902
Issuance date	October 22, 2018	December 8, 2023
Maturity date	October 15, 2025	December 1, 2029
Interest payment dates (1)	April 15 and October 15	June 1 and December 1

Conversion rate per $1,000 of principal	29.9135	26.3125
Conversion price	$33.43	$38.00
Shares issuable upon conversion(2)	5,160	10,592

Carrying value	$171,142	$392,435
Unamortized debt discount and issuance costs	1,358	10,065
Outstanding principal	$172,500	$402,500
Remaining amortization period (years)	1.0	5.2
Fair value (3)	$180,953	$438,938
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of September 30, 2024. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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

During the year ended December 31, 2023, the Company prepaid $37.5 million under the Revolving Facility and $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA. The total amount paid to Ares under the Credit Agreement in connection with the prepayment was $434.8 million, which included $415.0 million of principal, $9.1 million in accrued interest and $10.7 million in prepayment premium. As of September 30, 2024, there is $37.5 million outstanding under the Company’s Revolving Facility.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
2029 Notes
Interest expense	$3,521	$—	$10,565	$—
Amortization of debt issuance costs	481	—	1,441	—
Interest expense for 2029 Notes	$4,002	$—	$12,006	$—
2022 Credit Agreement
Interest expense	$957	$12,815	$2,846	$36,536
Amortization of debt issuance costs	79	630	238	1,810
Interest expense for 2022 Credit Agreement	$1,036	$13,445	$3,084	$38,346
2024 Notes
Interest expense	$—	$153		$577
Amortization of debt issuance costs	—	47	—	139
Interest expense for 2024 Notes	$—	$200	$—	$716
2025 Notes
Interest expense	$647	$647	$1,941	$1,941
Amortization of debt issuance costs	325	322	971	964
Interest expense for 2025 Notes	$972	$969	$2,912	$2,905

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of September 30, 2024 and December 31, 2023, the Company was party to irrevocable standby letters of credit with a bank for $17.7 million and $17.9 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $18.4 million and $18.4 million, respectively, in restricted cash and restricted investments as collateral as of September 30, 2024 and December 31, 2023, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between November 2024 and December 2025 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of September 30, 2024, no amounts have been funded under this guarantee.

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

The Company recognized a TRA liability of $108.1 million and $107.9 million as of September 30, 2024 and December 31, 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA.

We will assess the realizability of the deferred tax assets at each reporting period, and a change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2024, approximately 97.0% of our $127.9 million of cash and cash equivalents, restricted cash and restricted investments were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 3.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	September 30, 2024	December 31, 2023
Cook County Health and Hospitals System	32.4%	46.9%
Center for Medicare & Medicaid Services	17.0%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cook County Health and Hospitals System	11.6%	15.7%	11.3%	16.8%
Florida Blue Medicare, Inc.	13.2%	*	12.8%	10.9%
Humana Insurance Company	14.2%	13.7%	19.3%	*
Molina Healthcare, Inc.	14.9%	12.9%	13.0%	14.2%
Blue Cross and Blue Shield of North Carolina	10.8%	*	*	*
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

In connection with various lease agreements, the Company is required to maintain $1.9 million and $2.1 million in letters of credit as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company held $1.9 million and $2.1 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

The Company terminated a portion of its previous headquarters lease in Arlington, VA effective December 31, 2023 and recognized the impact of a $6.5 million termination penalty in its operating lease liability - current on its consolidated balance sheet. The termination payment consisted of two payments of $3.25 million that were paid on October 1, 2023 and April 1, 2024. In addition, the Company terminated the remainder of its previous headquarters lease in Arlington, VA effective March 27, 2024 and paid a $3.5 million termination penalty on April 1, 2024.

The following table summarizes our primary office leases as of September 30, 2024 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA (1)	6.3	$3,258	$1,579
Edison, NJ	1.6	854	222
Makati City, Philippines	3.7	2,532	—
Alpharetta, GA	1.0	481	—
Pune, India	3.5	2,053	—
Brea, CA	2.6	2,611	—
————————
(1) Amounts required under the letter of credit for our previous headquarters’ lease in Arlington, VA until March 2025.

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,131	$5,026	$2,590	$5,239
Variable lease cost	1,314	1,407	4,387	4,528
Total lease cost	$2,445	$6,433	$6,977	$9,767

Maturity of lease liabilities (in thousands) is as follows:

Operating lease expense
2024	$2,106
2025	8,340
2026	7,568
2027	6,957
2028	5,810
Thereafter	12,428
Total lease payments	43,209
Less:
Interest	7,671
Present value of lease liabilities	$35,538

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

September 30, 2024
Weighted average discount rate	7.24%
Weighted average remaining lease term	5.6

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands, except per share data):

For the Three Month Period Ended	Payment Date	Dividends Per Share	Total Amount Paid
September 30, 2024	9/25/2024	$29.34	5,134
June 30, 2024	6/28/2024	28.95	5,066
March 31, 2024	3/28/2024	29.02	5,079
September 30, 2023	9/28/2023	29.12	5,096
June 30, 2023	6/27/2023	27.91	4,884
March 31, 2023	3/28/2023	20.86	3,651

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Loss before preferred dividends and accretion of Series A Preferred Stock	$(23,137)	$(25,324)	$(38,821)	$(79,629)
Dividends and accretion of Series A Preferred Stock	(8,094)	(7,872)	(24,018)	(21,236)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(31,231)	$(33,196)	$(62,839)	$(100,865)

Weighted-average common shares outstanding - basic and diluted	114,862	112,282	114,565	110,464

Loss per common share
Basic and diluted	$(0.27)	$(0.30)	$(0.55)	$(0.91)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	804	1,045	782	1,311
Stock options	230	603	309	933
Series A Preferred Stock	4,375	4,375	4,375	4,375
Convertible senior notes	20,252	5,997	20,252	6,301
Total	25,661	12,020	25,718	12,920

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Award Type
Stock options	$—	$—	$—	$74
RSUs	7,643	6,312	22,059	20,704
LSUs	—	78	—	439
PSUs	6,773	3,832	23,802	8,681
Total compensation expense by award type	$14,416	$10,222	$45,861	$29,898

Line Item
Cost of revenue	$1,117	$51	$3,329	$1,633
Selling, general and administrative expenses	13,299	10,171	42,532	28,265
Total compensation expense by financial statement line item	$14,416	$10,222	$45,861	$29,898

No stock-based compensation was capitalized as software development costs for the three and nine months ended September 30, 2024, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	275	183	1,310	1,236
PSUs	—	110	808	542

Note 15. Income Taxes

For interim periods, we recognize an income tax provision or benefit based on our estimated annual effective tax rate expected for the full year, adjusted for discrete items recognized during the interim period. Discrete items (e.g., significant or unusual items) are separately recognized in the quarter during which they occur and can cause the effective tax rate to vary from quarter to quarter.

An income tax benefit of $0.6 million and $0.3 million was recognized for the three and nine months ended September 30, 2024, respectively, which resulted in effective tax rates of 2.6% and 0.7%, respectively. An income tax benefit of $5.6 million and $74.7 million was recognized for the three and nine months ended September 30, 2023, respectively, which resulted in effective tax rates of 18.0% and 48.4%, respectively. The income tax benefit recorded during the nine months ended September 30, 2024, primarily relates to the expected tax effect of net losses, partially offset by state and foreign taxes. The income tax benefit recorded during the nine months ended September 30, 2023, primarily relates to the reduction in the valuation allowance resulting from deferred tax liabilities established as part of the NIA acquisition accounting, partially offset by state and foreign taxes.

As of September 30, 2024, the Company had unrecognized tax benefits of $2.8 million that, if recognized, would affect the overall effective tax rate. The Company is not currently subject to any material income tax audits in any U.S., state, or foreign jurisdictions for any tax year.

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

Note 16. Investments and Equity Method Investees

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments from time to time may, and some do, include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. One of our investments includes a put option that can be exercised by our joint venture partner in the first half of 2025 which, if exercised, would require us to acquire the interests in the joint venture that we do not own for a price that may be up to $50.0 million. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company's involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIEs.

As of September 30, 2024 and December 31, 2023, the Company’s economic interests in its equity method investments ranged between 4% and 34%, and voting interests in its equity method investments ranged between 25% and 34%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $(2.2) million and $(3.6) million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.0 million and $9.8 million for the three and nine months ended September 30, 2024, respectively and $5.0 million and $14.4 million for the three and nine months ended September 30, 2023, respectively.
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

For the three and nine months ended September 30, 2024, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes without readily determinable fair values. As of September 30, 2024, the carrying amount of the investment was $3.0 million.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$9,200	$9,200
Total fair value of liabilities measured on a recurring basis	$—	$—	$9,200	$9,200

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (2)	$—	$—	$83,600	$83,600
Total fair value of liabilities measured on a recurring basis	$—	$—	$83,600	$83,600
————————
(1)Represents the earn-out consideration related to the Machinify transaction as described in Note 4.
(2)Represents the earn-out consideration related to the NIA transaction as described in Note 4 and was paid in cash in April 2024.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and nine months ended September 30, 2024, respectively.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The acquisition of NIA includes a provision for additional equity consideration, at the Company’s option, contingent upon the Company obtaining certain performance metrics. The earnout period for the NIA contingent consideration is the year ending December 31, 2023 and contingent consideration of $88.8 million was paid in cash during the second quarter of 2024. The acquisition of Machinify also includes an earn-out based on the achievement of certain measures including specific contract renewals prior to December 31, 2024, Machinify Auth volume and performance results through March 31, 2025 and revenue results through July 30, 2025. Consideration of up to $12.5 million is payable in cash or shares at Evolent’s discretion.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Balance as of beginning of period	$83,600	$78,000
Additions	9,000	66,600
Settlements	(92,508)	(32,047)
Change in fair value of contingent consideration	9,108	12,047
Balance as of end of period	$9,200	$124,600

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	September 30, 2024
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$9,200	Real options approach	Risk-neutral expected earnout consideration	$9,200
			Discount rate	5.72%

	December 31, 2023
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$83,600	N/A	Contractual terms	$83,600

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes assets and liabilities recorded in business combinations or asset acquisitions, goodwill, intangible assets, property, plant and equipment and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value.

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

The Company had an economic relationship through the ordinary course of business with an entity whose President and Chief Executive Officer was a member of our Board until his retirement from the Board in February 2024. This relationship accounted for the majority of our related party revenue and cost of revenue for the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	September 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$3,909	$8,045

Liabilities
Accounts payable	$556	$390

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$3,053	$49,695	$36,858	$143,902

Expenses
Cost of revenue	2,143	42,300	30,907	121,882
Selling, general and administrative expenses	—	699	—	1,938

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

The following table provides a summary of our total costs associated with our repositioning plans for the nine months ended September 30, 2024, respectively, by major type of cost (in thousands):

	For the Nine Months Ended September 30, 2024	Cumulative Amount Incurred Through September 30, 2024
Severance and termination benefits	$1,835	$10,399
Dedicated employee costs	1,185	8,085
Professional services	4,127	17,038
Office space consolidation	3,452	10,314
Total	$10,599	$45,836

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

Activity in reserves for claims and performance-based arrangements related to specialty care management services solution was as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$404,048	$199,730
Incurred health care costs:
Current year to date period (1)	1,117,071	628,251
Prior year to date period	(25,897)	(36,248)
Total claims incurred	1,091,174	592,003
Claims paid related to:
Current year to date period	(829,864)	(364,709)
Prior year to date period	(352,671)	(127,282)
Total claims paid	(1,182,535)	(491,991)
Balance, end of period	$312,687	$299,742
————————
(1)Incurred health care costs related to the current year include a true-down in claims expense of $41.7 million for one of our Performance Suite customers related to a narrowed scope of services in select markets retroactive to the beginning of the year.

Note 21. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$86	$322
Accrued expenses from acquisition of Machinify	8,500	—
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	(391)
Class A common stock issued in connection with business combinations	—	261,271
Class A common stock issued in connection with debt repayment	—	23,073
Effects of leases
Operating cash flows from operating leases	10,704	9,587
Leased assets disposed of (obtained in) exchange for operating lease liabilities	(185)	6,956

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

Recent Events

Business Combination

On August 1, 2024, the Company completed its acquisition of certain assets of Machinify, Inc. and the exclusive, perpetual and royalty-free license of Machinify Auth, (“Machinify”), a software platform that leverages the latest advances in artificial intelligence. The acquisition consideration was $28.5 million which included $19.5 million of cash, $11.0 million which was paid upon closing and $8.5 million which was paid on November 1, 2024, as well as an earn-out consisting of additional consideration of up to $12.5 million payable in cash or shares of the Company’s Class A common stock at the election of the Company. See “Part I - Item 1. Financial Statements - Note 4” in this Form 10-Q for more information related to the acquisition of Machinify.
Industry Climate

Our results for the three months ended September 30, 2024 were impacted by higher-than-expected medical costs in our specialty Performance Suite business versus our previous expectations. This included two components:

•Some of our partners submitted new claims data to us that we received and processed from September through early November. These data files included higher expenses for claims paid in quarters than what these partners had previously submitted to us.
•The third quarter saw an acceleration in specialty pharmacy costs industry-wide, particularly in oncology, as referenced by many of the largest health insurers in the country.

We believe the high medical cost inflation in the third quarter in our specialty Performance Suite was driven by a confluence of factors, including significant increases in disease prevalence, Medicaid redetermination-based adverse selection, rapid increases in unit costs, post-COVID acuity increases and provider coding intensity. We are unable to predict how these broader dynamics will impact our business and results of operations in the future.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the nine months ended September 30, 2024. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cook County Health and Hospitals System	11.6%	15.7%	11.3%	16.8%
Florida Blue Medicare, Inc.	13.2%	*	12.8%	10.9%
Humana Insurance Company	14.2%	13.7%	19.3%	*
Molina Healthcare, Inc.	14.9%	12.9%	13.0%	14.2%
Blue Cross and Blue Shield of North Carolina	10.8%	*	*	*
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

The following table provides a summary of our total costs associated with our repositioning plans for the nine months ended September 30, 2024, by major type of cost (in thousands):

	For the Nine Months Ended September 30, 2024	Cumulative Amount Incurred Through September 30, 2024
Severance and termination benefits	$1,835	$10,399
Dedicated employee costs	1,185	8,085
Professional services	4,127	17,038
Office space consolidation	3,452	10,314
Total	$10,599	$45,836

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
If the Company determines that it is more likely than not that the fair value of our reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). We use both a discounted cash flow analysis and market multiple analysis in order to estimate the fair value of our reporting unit. The discounted cash flow analysis relies on significant judgement and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins. These assumptions are based on estimates of future revenue and earnings after considering such factors as general economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The weighted average cost of capital is based on market-based factors/inputs but also considers the specific risk characteristics of the reporting unit’s cash flow forecast. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting unit and intangible assets to decline and increase the risk of an impairment charge to earnings. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
On October 31, 2023, the Company performed its annual goodwill impairment review for fiscal year 2023. In addition, the Company underwent organizational changes which required a reassessment of reporting units. As a result, the Company determined it has one reporting unit due to the economic similarity of the services provided to our partners. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of our reporting unit was below its respective carrying values. As a result, a quantitative goodwill impairment analysis was not required. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three and nine months ended September 30, 2024. We will perform our annual impairment test of October 31, 2024.

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

Lives on Platform and PMPM Fees

Performance Suite Lives on Platform are calculated by summing monthly members covered for specialty care services for contracts not under ASO arrangements, plus members managed by Complex Care in capitation arrangements and divided by the number of months in the period. Specialty Technology and Services Suite Lives on Platform are calculated by summing monthly members covered for oncology, cardiology, musculoskeletal, advanced imaging and other diagnostics specialty care services for contracts under ASO arrangements divided by the number of months in the period. Administrative Services Lives on Platform are calculated by summing monthly members covered for administrative services implementation and core performance services divided by the number of months in the period. Cases are calculated by summing the number of individuals receiving services through our surgery management and advanced care planning programs in a given period. Members covered for more than one category are counted in each category.

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

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended September 30,		Change Over Prior Period		For the Nine Months Ended September 30,		Change Over Prior Period
	2024	2023	$	%	2024	2023	$	%
Revenue	$621,401	$511,015	$110,386	21.6%	$1,908,199	$1,407,841	$500,358	35.5%

Expenses
Cost of revenue	540,708	386,585	154,123	39.9%	1,616,557	1,048,998	567,559	54.1%
Selling, general and administrative expenses	67,060	96,567	(29,507)	(30.6)%	215,349	276,682	(61,333)	(22.2)%
Depreciation and amortization expenses	29,701	32,404	(2,703)	(8.3)%	89,074	93,813	(4,739)	(5.1)%
Loss on disposal of non-strategic assets	—	2,097	(2,097)	(100.0)%	—	2,097	(2,097)	(100.0)%
Right-of-use assets impairment	—	—	—	—%	—	24,065	(24,065)	(100.0)%
Change in fair value of contingent consideration	200	11,300	(11,100)	(98.2)%	9,108	12,047	(2,939)	(24.4)%
Total operating expenses	637,669	528,953	108,716	20.6%	1,930,088	1,457,702	472,386	32.4%
Operating loss	$(16,268)	$(17,938)	$1,670	9.3%	$(21,889)	$(49,861)	$27,972	56.1%

Cost of revenue as a % of revenue	87.0%	75.7%			84.7%	74.5%
Selling, general and administrative expenses as a % of revenue	10.8%	18.9%			11.3%	19.7%

Comparison of the Results for Three Months Ended September 30, 2024 to 2023

Revenue

Total revenue increased by $110.4 million, or 21.6%, to $621.4 million for the three months ended September 30, 2024, as compared to 2023. This increase is primarily due to growth in our Performance Suite of $60.8 million, net of a $41.8 million true-down of revenue related to a narrowed scope of services in select markets retroactive to the beginning of the year, higher revenue from one of our customers of $22.4 million and higher revenue from transitioning certain Specialty Technology and Services Suite customers to

Performance Suite of $28.2 million offset by lower run out services from our contract within our Administrative Services solution of $6.9 million.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Medicaid	$214,627	$195,259
Medicare	238,527	208,166
Commercial and other	168,246	107,590
Total	$621,400	$511,015

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended September 30, 2024 and 2023 (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Performance Suite (1)	6,916	3,906	$20.97	$27.63
Specialty Technology and Services Suite	74,192	72,381	0.38	0.37
Administrative Services	1,258	1,832	15.74	12.50
Cases	13	15	3,113	2,490

Average Unique Members	41,444	41,721
————————
(1)The decrease in Performance Suite PMPM for the three months ended September 30, 20254 compared to 2023 is driven primarily by $41.8M truedown of revenue related to a narrowed scope of services in select markets retroactive to the beginning of the year.

Cost of Revenue

Cost of revenue increased by $154.1 million, or 39.9%, to $540.7 million for the three months ended September 30, 2024, as compared to 2023, due to growth in our revenue and a shift in mix towards our Performance Suite, which has a lower gross margin than our Specialty Technology and Services solutions. The increase in cost of revenue this quarter is driven primarily by $196.1 million of higher claims cost compared to the prior year period, which is attributable to acceleration in medical expenses in certain Performance Suite markets relating to higher disease prevalence and acuity of certain populations, higher specialty pharmaceutical costs and inclusive of $24.6 million related to transitioning certain Specialty and Technology Service Suite customers to Performance Suite. This increase in cost was offset by a $41.7 million true-down in claims expense for one of our Performance Suite customers related to a narrowed scope of services in select markets retroactive to the beginning of the year, a decrease that was offset by a corresponding decrease in revenue.

Approximately $1.1 million and $51.0 thousand of total cost of revenue was attributable to stock-based compensation expense for the three months ended September 30, 2024, and 2023 respectively. Cost of revenue represented 87.0% and 75.7% of total revenue for the three months ended September 30, 2024, and 2023 respectively. The majority of the increase in cost of revenue as a percentage of revenue was due to the rapid growth of our Performance Suite solution, which has a lower gross margin and longer maturation profile than our other product types and acceleration in specialty oncology pharmacy costs. We expect the claims expense portion of our cost of revenue to grow at the pace of overall growth in specialty spend for cancer and cardiovascular conditions, offset by the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $29.5 million, or 30.6%, to $67.1 million for the three months ended September 30, 2024, as compared to 2023, principally as a result of lower TSA fees related to our acquisition of NIA of $2.6 million, professional fees in the prior period of $9.8 million as a result of the 2023 Repositioning Plan and a $14.5 million decrease in personnel costs as a result of lower headcount and bonus accruals.

Approximately $13.3 million and $10.2 million of total selling, general and administrative costs were attributable to stock-based compensation expense for the three months ended September 30, 2024, and 2023, respectively. Selling, general and administrative expenses represented 10.8% and 18.9% of total revenue for the three months ended September 30, 2024, as compared to 2023, respectively, driven in part by the Company’s 2023 Repositioning Plan which concluded in the second quarter of 2024.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $2.7 million, or 8.3%, to $29.7 million for the three months ended September 30, 2024, as compared to 2023 due primarily to fully amortizing our NCH technology intangible and provider network contracts in 2023 resulting in lower amortization of $1.4 million and $0.5 million, respectively, offset, in part by $0.3 million of amortization of technology intangible assets acquired through our acquisition of Machinify.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $0.2 million for the three months ended September 30, 2024 primarily related to the liabilities acquired as a result of the acquisitions of Machinify in August 2024 and $11.3 million for the three months ended September 30, 2023, related to the liabilities acquired as a result of the acquisitions of Machinify in August 2024, NIA in January 2023 and IPG in August 2022. See “Part I - Item 1. Financial Statements and Supplementary Data - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Comparison of the Results for The Nine Months Ended September 30, 2024 to 2023

Revenue

Total revenue increased by $500.4 million, or 35.5%, to $1,908.2 million for the nine months ended September 30, 2024, as compared to 2023. The increase in revenue is primarily from $343.3 million from new Performance Suite contracts, $90.6 million from transitioning a customer from Specialty Technology and Services Suite to the Performance Suite, $36.8 million from new Specialty Technology and Services Suite contracts and $44.8 million from new oncology and cardiology contracts. Growth was also offset in part by a $34.8 million reduction in revenue from the run out of an Administrative Services contract.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Medicaid	$646,819	$587,611
Medicare	794,160	474,535
Commercial and other	467,220	345,695
Total	$1,908,199	$1,407,841

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members for the three and nine months ended September 30, 2024 and 2023 (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Performance Suite (1)	6,956	3,653	$21.48	$25.56
Specialty Technology and Services Suite	72,732	68,613	0.39	0.36
Administrative Services	1,260	1,837	15.76	13.88
Cases	44	46	2,929	2,517

Average Unique Members	40,396	41,594

————————
(1)The decrease in Performance Suite PMPM for the nine months ended September 30, 20254 compared to 2023 is driven primarily by $41.8M truedown of revenue related to a narrowed scope of services in select markets retroactive to the beginning of the year.

Cost of Revenue

Cost of revenue increased by $567.6 million, or 54.1%, to $1,616.6 million for the nine months ended September 30, 2024, as compared to 2023, principally as a result of the 35.5% growth in our revenue compared to the nine months ended September 30, 2023. The increase included approximately $569.0 million of higher claims cost compared to the prior year period, which is attributable to higher medical expenses in certain Performance Suite markets relating to higher disease prevalence and acuity of certain populations inclusive of $77.1 million related to transitioning certain Specialty and Technology Service Suite customers to Performance Suite. This increase in cost was offset by a $41.7 million true-down in claims expense for one of our Performance Suite customers, a decrease that was offset by a corresponding decrease in revenue as well as $9.6 million in professional fees due primarily to consulting services. Overall, the company faced higher medical costs but managed to reduce some expenses through strategic measures. These increases were offset in part by a decrease of $11.3 million from lower personnel costs.

Approximately $3.3 million and $1.6 million of total cost of revenue was attributable to stock-based compensation expense for the nine months ended September 30, 2024, and 2023, respectively. Cost of revenue represented 84.7% and 74.5% of total revenue for the nine months ended September 30, 2024, and 2023 respectively. Our cost of revenue increased as a percentage of our total revenue due to higher medical costs with the rapid growth of our Performance Suite solution, which has a lower gross margin and longer maturation profile than our other product types and acceleration in specialty oncology pharmacy costs. We expect the claims expense portion of our cost of revenue to grow at the pace of overall growth in specialty spend for cancer and cardiovascular conditions, offset by the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $61.3 million, or 22.2%, to $215.3 million for the nine months ended September 30, 2024, as compared to 2023. The decrease was primarily driven by lower TSA fees related to our NIA acquisition of $13.5 million recorded in 2023, $31.6 million of lower professional fees as a result of the 2023 Repositioning Plan, a $17.2 million decrease in personnel costs as a result of lower headcount and bonus accruals and lower bad debt expense of $9.5 million due to collection timing from our customers, offset by higher stock compensation of $14.3 million due to the achievement and change in projected achievement of certain performance measurements.

Approximately $42.5 million and $28.3 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively. Acquisition and severance costs accounted for approximately $5.1 million and $15.2 million of total selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively. Selling, general and administrative expenses represented 11.3% and 19.7% of total revenue for the nine months ended September 30, 2024, as compared to 2023, respectively, driven in part by the Company’s 2023 Repositioning Plan which concluded in the second quarter of 2024.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $4.7 million, or 5.1%, to $89.1 million for the for the nine months ended September 30, 2024, as compared to 2023 primarily to fully amortizing our NCH technology intangible and provider network contracts in 2023 resulting in lower amortization of $4.1 million and $1.4 million, respectively, offset, in part by $1.6 million higher amortization on intangibles from our acquisition of NIA and Machinify.

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

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $9.1 million for the nine months ended September 30, 2024 primarily related to the liabilities acquired as a result of the acquisitions of Machinify in August 2024 and NIA in January 2023 and $12.0 million for the nine months ended September 30, 2023, related to the liabilities acquired as a result of the acquisitions of NIA and IPG in August 2022. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense is attributable to borrowings under convertible senior notes and 2022 Credit Agreement with Ares. Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
2029 Notes
Interest expense	$3,521	$—	$10,565	$—
Amortization of debt issuance costs	481	—	1,441	—
Interest expense for 2029 Notes	$4,002	$—	$12,006	$—
2022 Credit Agreement
Interest expense	$957	$12,815	$2,846	$36,536
Amortization of debt issuance costs	79	630	238	1,810
Interest expense for 2022 Credit Agreement	$1,036	$13,445	$3,084	$38,346
2024 Notes
Interest expense	$—	$153		$577
Amortization of debt issuance costs	—	47	—	139
Interest expense for 2024 Notes	$—	$200	$—	$716
2025 Notes
Interest expense	$647	$647	$1,941	$1,941
Amortization of debt issuance costs	325	322	971	964
Interest expense for 2025 Notes	$972	$969	$2,912	$2,905

The decrease in interest expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 is primarily due to repayment of the Term Loan Facility of the Credit Agreement in 2023, offset by interest expense incurred on our 2029 Notes. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

Change in Tax Receivable Agreement Liability

Due to the reduction in the Company’s valuation allowance primarily resulting from deferred tax liabilities established as part of the NIA acquisition, the Company has recorded the remaining TRA liability of $66.2 million for the nine months ended September 30, 2023.

Provision for (Benefit from) Income Taxes

An income tax benefit of $0.6 million and $0.3 million was recognized for the three and nine months ended September 30, 2024, respectively, which resulted in effective tax rates of 2.6% and 0.7%, respectively. An income tax benefit of $5.6 million and $74.7 million was recognized for the three and nine months ended September 30, 2023, respectively, which resulted in effective tax rates of 18.0% and 48.4%, respectively. The income tax benefit recorded during the nine months ended September 30, 2024 primarily relates to the expected tax effect of net losses, partially offset by state and foreign taxes. The income tax benefit recorded during the nine months ended September 30, 2023, primarily relates to the reduction in the valuation allowance resulting from deferred tax liabilities established as part of the NIA acquisition accounting, partially offset by state and foreign taxes.

Dividends and Accretion of Series A Preferred Stock

We pay quarterly regular cash dividends on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. In addition, we accrete deferred financing costs and the redemption value in excess of par value in additional paid-in-capital on the consolidated balance sheets. The Company paid $5.1 million and $15.3 million of dividends and accreted $3.0 million and $8.7 million of deferred issuance costs and redemption value for the three and nine months ended September 30, 2024, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $62.8 million and $100.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had $96.6 million of cash and cash equivalents and $31.3 million in restricted cash and restricted investments.

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

	For the Nine Months Ended September 30,
	2024	2023
Net cash and restricted cash provided by operating activities	$44,996	$53,201
Net cash and restricted cash used in investing activities	(43,002)	(409,492)
Net cash and restricted cash (used in) provided by financing activities	(97,507)	365,692

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows provided by operating activities of $45.0 million for the nine months ended September 30, 2024 were affected by decreases in accounts receivable of $38.8 million from timing of our partner and vendor payments including higher cash receipts from certain performance-based customers, offset by higher payment for claims and performance-based arrangements of $91.4 million, a reduction in accrued compensation and benefits of $24.8 million due to year end bonus payments and severance of $2.9 million and payments for office lease consolidation of $6.7 million. Of the total $88.8 million in NIA contingent consideration paid in the period, $22.2 million represented a change in fair value of NIA contingent consideration in excess of the initial fair value at the acquisition date through payment date, and is therefore presented in cash flows provided by operating activities under changes in accrued expenses.

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

Investing Activities

Cash flows used in investing activities of $43.0 million for the nine months ended September 30, 2024 were primarily attributable to cash paid for asset acquisitions and business combinations of $16.9 million which is inclusive of $11.0 million for the purchase of Machinify and $3.0 million for investment in future equity notes, and $18.7 million of investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $409.5 million in the nine months ended September 30, 2023 were primarily attributable to $388.2 million paid for the acquisition of NIA and $22.7 million of investments in internal-use software and purchases of property and equipment.

Financing Activities

Cash flows used in financing activities of $97.5 million for the nine months ended September 30, 2024 were primarily related to $15.3 million of preferred dividends paid on our Series A Preferred Stock and $15.4 million from withholding taxes paid on of vested restricted stock units that were net settled. Additional cash used in financing activities include the portion of the NIA contingent consideration representing the fair value at the acquisition date of $66.6 million.

Cash flows provided by financing activities of $365.7 million in the nine months ended September 30, 2023, were primarily related to $256.1 million received from our Acquisition Facilities in connection with our Credit Agreement and $168.0 million from the issuance of preferred equity, offset in part, by $47.5 million of cash outflows related to repayment on our Acquisition Facilities, $13.6 million of preferred dividends paid on our Series A Preferred Stock and $14.3 million from withholding taxes paid in respect of vested restricted stock units that were net settled.

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months. Our estimated known contractual and other obligations (in thousands) as of September 30, 2024, were as follows (including as discussed in the narrative below):

	2024	2025-2026	2027-2028	2029+	Total
Operating leases for facilities	$2,106	$15,908	$12,767	$12,428	$43,209
Purchase obligations related to vendor contracts	3,893	23,429	1,481	—	28,803
Convertible notes interest payments (1)	8,338	30,763	28,175	14,088	81,364
Convertible notes principal repayment	—	172,500	—	402,500	575,000
Contingent consideration (2)	—	9,200	—	—	9,200
Total known contractual obligations	$14,337	$251,800	$42,423	$429,016	$737,576
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on payment dates for our convertible notes interest.
(2)Represents the fair value of earn-out consideration related to the Machinify transaction. See “Part I - Item 1. Financial Statements - Note 17” for further details of the Company’s contingent consideration obligation.

As of September 30, 2024, we had $37.5 million of aggregate principal amount in a secured revolving credit facility which will mature in 2029. Subsequent to September 30, 2024, we drew the remaining $37.5 million of aggregate principal amount under our secured revolving credit facility as a result of a slow-down in collections from certain health plan partners in September 2024 and October 2024. The interest rate for the secured revolving credit facility will be calculated, at the option of the borrowers at either the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 4.00%, or the base rate plus 3.00%.

In addition, as of September 30, 2024, we had 175,000 shares of the Series A Preferred Stock outstanding. Regular dividends on the Series A Preferred Stock are paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments from time to time may, and some do, include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. One of our investments includes a put option that can be exercised by our joint venture partner in the first half of 2025 which, if exercised, would require us to acquire the interests in the joint venture that we do not own for a price that may be up to $50.0 million.

Financing Commitments

Subsequent to September 30, 2024, Evolent entered into a debt financing commitment letter with Ares and Ares Capital Management, LLC pursuant to which Ares Capital LLC has committed to provide, subject to certain conditions, with secured debt financing to be available to the Company to fund acquisitions, ongoing working capital needs and other growth capital expenditure investments. See “Part II - Item 5. Other Information” for further details of the Company’s financing commitments.

Accounts Receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the nine months ended September 30, 2024, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $31.3 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $12.8 million, collateral for letters of credit required as security deposits for facility leases of $1.9 million, amounts held with financial institutions for risk-sharing arrangements of $16.5 million as of September 30, 2024. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the nine months ended September 30, 2024, prepaid and other current assets decreased due to lower non-trade accounts receivable of $1.9 million, offset by trade receivables related to certain customers that have the legal right to net payment for amounts due from customers and claims payable of $5.4 million

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business, payment of interest and other amounts payable on our convertible debt and secured borrowings and payment of preferred dividends. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of September 30, 2024, the Company had cash and cash equivalents and restricted cash and restricted investments of $127.9 million, which consisted of bank deposits with FDIC participating banks of $124.0 million and bank deposits in international banks of $3.9 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of September 30, 2024, we had $575.0 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of September 30, 2024, we have $37.5 million of aggregate principal amount in a secured revolving credit facility and $175.0 million of Series A Preferred Stock outstanding, all of which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR Rate (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00% and (b) the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $0.4 million per annum and preferred dividends of $1.8 million per annum.

Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have de minimis foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payer of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Management has designed its internal controls over financial reporting under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any disruption in the network access, telecommunications or co-location services provided by third-party vendors or any failure of or by third-party vendors’ systems or our own systems to handle current or higher volume of use could significantly harm our business. Similarly, disruptions of service to other third parties or to our customers can negatively impact our ability to serve our clients and run our business. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack that required it to take offline its computer systems that handled electronic payments and insurance claims. As a result of the outage, we had reduced visibility into setting our claims reserve for the nine months ended September 30, 2024. Similar events could occur in the future, and the impact to our business could be material.

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

We deploy our specialty care management services solution in capitation arrangements, which we call the Performance Suite, where we are paid a fixed fee per member per month and assume responsibility for the cost of medical claims under our scope. If the Company is unable to accurately predict our exposure under the health care cost risk and control associated costs, for example due to changes in the delivery system; changes in utilization patterns, including post-pandemic as we may experience increased utilization due to higher demand for elective procedures that were not performed during the pandemic and for example, as we experienced in the third quarter of 2024 with the rapid increase in oncology costs; changes in the number of members seeking treatment; unforeseen fluctuations in claims backlogs; unforeseen increases in the costs of the services; the occurrence of catastrophes; regulatory changes; and changes in benefit plan design, the Company’s profitability, margins and prospects have and could decline. In addition, when we enter new or less mature specialty markets, and as our products evolve, it may be difficult for us to predict our exposure under performance-based contracts and our contracts may be less profitable than we expect. We are also dependent on our customers to provide us with accurate and timely information which we cannot control; for example, in the third quarter of 2024, we received revised claims paid data related to previously submitted quarters from customers which had a material adverse impact on our financial results and prospects. Similar occurrences in the future could negatively impact our profitability, operating margins and prospects. Moreover, costs of providing oncology, cardiology, radiology (including advanced imaging), musculoskeletal, physical medicine, genetics and other specialties are very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. While we have provisions in certain of our contracts that provide for automatic rate increases, some of our contracts require consent of our partners to certain revised rate increases. If we are unable to reach agreement on revised rates when appropriate, our profitability, margins and prospects will be negatively impacted. When generic drugs are not available or there are shortages, this has increased and in the future may increase our costs, and has impacted and in the future may impact our profitability. Further, the competitive environment for our performance-based products, and customer demands or expectations as to margin levels could result in pricing pressures which could cause us to reduce our rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trends could result in a decrease of our profitability and operating margins.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Debt Commitment Letter

On November 6, 2024, Evolent Health LLC entered into a debt financing commitment letter (the “Debt Commitment Letter”) with Ares and Ares Capital Management, LLC (“Ares Capital”), pursuant to which Ares Capital has committed to (a) provide the Borrower with secured debt financing in the form of (i) additional commitments under the Borrower’s existing Revolving Facility in an aggregate principal amount equal to $50.0 million (the “Priority ABL Incremental Facility”), (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”) and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and together with the Priority ABL Incremental Facility and the 2024-A Delayed Draw Term Loan Facility, the “Committed Facilities”) and (b) effect certain amendments to the Credit Agreement (as amended through the date hereof, the “Existing Credit Agreement”), to be effected through pursuant to an amendment thereto (“Amendment No. 3”; the Existing Credit Agreement, as amended by

Amendment No. 3, the “Amended Credit Agreement”). The Debt Commitment Letter provides that the proceeds of borrowings under the Committed Facilities will be used to fund acquisitions, ongoing working capital needs and other growth capital expenditure investments.

The Debt Commitment Letter provides that loans under the Committed Facilities will mature on the date that is the earliest of (a) the fifth anniversary of the effective date of Amendment No. 3 (the “Amendment No. 3 Effective Date”), (b) the date on which the commitments are voluntarily terminated pursuant to the terms of the Amended Credit Agreement, (c) the date on which all amounts outstanding under the Amended Credit Agreement have been declared or have automatically become due and payable under the terms of the Amended Credit Agreement, (d) the date that is one hundred eighty (180) days prior to the maturity date of the 2029 Notes and (e) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the Existing Credit Agreement) unless certain liquidity conditions are satisfied.

The 2024-A Delayed Draw Term Loan Facility and related commitments expire on the date that is the earliest of (a) January 31, 2025, (b) the date upon with the aggregate 2024-A Delayed Draw Term Loan Commitment shall have been reduced to zero, and (c) the date upon which the aggregate 2024-A Delayed Draw Term Loan Commitment is terminated in accordance with the Amended Credit Agreement as a remedy to an Event of Default. The 2024-B Delayed Draw Term Loan Facility and related commitments expire on the date that is the earliest of (a) the date that is 18 months from the Amendment No. 3 Effective Date, (b) the date upon with the aggregate 2024-B Delayed Draw Term Loan Commitment shall have been reduced to zero, (c) the date upon which the aggregate 2024-B Delayed Draw Term Loan Commitment is terminated in accordance with the Amended Credit Agreement as a remedy to an Event of Default, and (d) the date upon which the 2024-A Delayed Draw Term Loan Commitment is voluntarily reduced to $0 or terminates without being fully funded.

The Debt Commitment Letter provides that the interest rate for each loan will be calculated, at the option of the Borrower, (a) in the case of the Priority ABL Incremental Facility, at either the adjusted term SOFR rate plus 4.00%, or the base rate plus 3.00% and (b) in the case of both the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility, at either the adjusted term SOFR rate plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio.

The Debt Commitment Letter provides that in order to borrow under the 2024-A Delayed Draw Term Loan Facility or the 2024-B Delayed Draw Term Loan Facility the total secured leverage ratio must be less than or equal to 2.00:1.00 immediately after giving effect to a borrowing under either the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on a pro forma basis as of the last day of the most recently ended test period.

The Amended Credit Agreement will be subject to the same security and guarantee arrangements and contain the same affirmative and negative covenants, mandatory prepayment provisions and events of default as the Existing Credit Agreement, in each case, subject to certain modifications to be agreed by the parties thereto. The Debt Commitment Letter provides that the prepayment premium applicable to all outstanding facilities will been reset and tied to the Amendment No. 3 Effective Date at a rate of 2.0% on or prior to the first anniversary and 1.0% on or prior to the second anniversary.

The commitment to provide the Committed Facilities and effect the changes to the Existing Credit Agreement contemplated by Amendment No. 3 under the Debt Commitment Letter is subject to customary closing conditions as agreed by the parties.

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

Dated: November 7, 2024