Form 10-K
period 2024-12-31
Evolent Health, Inc.
filed 2025-02-21
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-K
_________________________

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $2.2 billion.

As of February 14, 2025, there were 116,591,148 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled for June 5, 2025, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

——————————————————————————————————————————————————————

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
•“True Health” means True Health New Mexico, Inc., a previously wholly-owned subsidiary of Evolent Health, Inc.;
•“TPG” means TPG Global, LLC and its affiliates including one or both of TPG Growth II BDH, LP and TPG Eagle Holdings, L.P.;
•“TRA” means the Income Tax Receivables Agreement. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 10 and Note 15” for further details of the Tax Receivables Agreement;
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
•the increasing number of risk-sharing arrangements we enter into with our partners;
•the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes;
•our ability to accurately predict our exposure under performance-based contracts;
•failure by our customers to provide us with accurate and timely information;
•our ability to recover the upfront costs in our partner relationships and develop our partner relationships over time;
•our ability to attract new partners and successfully capture new opportunities;
•our ability to offer new and innovative products and services and our ability to keep pace with industry standards, technology and our partners’ needs;
•our ability to maintain and enhance our reputation and brand recognition;
•our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;
•risks related to completed and future acquisitions, investments, alliances and joint ventures, which could divert management resources, result in unanticipated costs or dilute our stockholders;
•our ability to effectively manage our growth and maintain an efficient cost structure;
•our ability to partner with providers due to exclusivity provisions in our and some of our partner and founder contracts;
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
•evolution of the health care regulatory and political framework;
•restrictions on the manner in which we access personal data and penalties as a result of privacy and data protection laws;
•data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;
•liabilities and reputational risks related to our ability to safeguard the security and privacy of confidential data;

•our ability to obtain, maintain and enforce intellectual property rights and protect our trademarks and trade names, including from third parties alleging that we are infringing or violating their intellectual property rights;
•our ability to protect the confidentiality of our trade secrets;
•risks associated with our use of artificial intelligence (“AI”) and machine learning models;
•our use of “open-source” software;
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
•our ability to achieve profitability in the future;
•the impact of additional goodwill and intangible asset impairments on our results of operations;
•our obligations to make material payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;
•our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;
•our ability to utilize benefits under the tax receivables agreement described herein;
•the terms of agreements between us and certain of our pre-IPO investors may contain different terms than comparable agreement we may enter into with unaffiliated third parties;
•Our inability to obtain financing may result in a reduction in the ownership of our stockholders;
•the conditional conversion features, and changes in accounting treatment, of the 2025 Notes and the 2029 Notes (as defined below), which, if triggered, may adversely affect our financial condition and operating results;
•our ability to raise funds necessary to settle conversions of our notes in cash, to repurchase our notes for cash upon a fundamental change or to pay the redemption price for any notes we redeem;
•interest rate risk and other restrictive covenants under the Credit Agreement (as defined below) and the terms of our Cumulative Series A Convertible Preferred Shares, par value $0.01 per share (“Series A Preferred Stock”);
•our indebtedness, our ability to service our indebtedness, and our ability to obtain additional financing on favorable terms or at all;
•our ability to service our debt and pay dividends on our Series A Preferred Stock;
•interference with our ability to access the revolving credit facility under our Credit Agreement;
•the potential volatility of our Class A common stock price;
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
•the impact of litigation proceedings, government inquiries, reviews, audits or investigations;
•risks related to the failure of any bank in which we deposit our funds, which could reduce the amount of cash we have available to meet our cash commitments and make additional investments;
•public health emergencies, epidemics, pandemics or contagious diseases;
•the cost of compliance with sustainability or other ESG (as defined below) law and regulations; and
•the impact of increasing inflationary pressures and rising consumer costs on our business.

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

Specialty care represents a significant and fast-growing portion of healthcare costs in the United States, driven in part by the pace of development of new therapies and treatments. To manage these increasing costs, some health plans and other risk-bearing entities historically deployed cost containment strategies that can limit access to care and operate in narrow silos (for example, prior authorization for radiological studies being considered independently from a comprehensive chemotherapy regimen). We believe Evolent can bring an integrated approach to a patient’s condition across multiple specialties, using technology to recommend our evidence-based clinical pathways in a way that provides rapid feedback to the provider, seeks to remove barriers to care, and aligns financial incentives with the best evidence.

Our Business

Our History

Evolent was founded in 2011 by members of our management team, UPMC, an integrated delivery system in Pittsburgh, Pennsylvania, and The Advisory Board Company, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Since that time, we have grown both organically and through acquisitions. In October 2018, we acquired New Century Health, a national leader in managing specialty care for Medicare, commercial and Medicaid members under performance-based arrangements, focused primarily on oncology and cardiovascular care, initiating Evolent’s current primary strategy to pursue solutions for managing high prevalence, complex specialty care. To add to our capabilities, in October 2021, we acquired Vital Decisions, a leading provider of technology-enabled advance care planning services. In August 2022, we acquired IPG, a leader in providing surgical management solutions for musculoskeletal conditions. In January 2023, we acquired NIA, a specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine and genetics. In August 2024, we acquired certain assets of Machinify, Inc. and the exclusive, perpetual and royalty-free license of Machinify Auth, a software platform that leverages advances in artificial intelligence (“Machinify”), with the goal of increasing the clinical quantity, speed and consistency of the clinical reviews of specialty conditions.

The Company made organizational changes, including re-evaluating its reportable segments, as a result of growth in our value-based specialty care business, both organically and through acquisitions. Effective during the three months ended March 31, 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker (“CODM”) evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, the Company collapsed its previous two segments, Evolent Health Services and Clinical Solutions, into one segment.

We have one operating segment and one reportable segment as our CODM, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

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

Total Cost of Care Management Solution

Our total cost of care management solution enables providers to manage populations they may be accountable for under value-based contracts with payers or ACO contracts with CMS. This solution seeks to reduce the total cost of care for a given population by identifying and managing high-cost patients with targeted interventions managed and coordinated through primary care physicians. The economic model of our total cost of care management solution is primarily performance-based, which we believe enhances our ability to influence provider behavior by aligning our incentives with our partners. We use, and may continue to use, different go-to-market brand names for various solution packages, depending on the markets we seek to address. These go-to-market brand names include: (i) Value Based Services, wherein we support primarily health systems in their value-based operations and (ii) Evolent Care Partners, wherein we offer physicians the opportunity to join Evolent’s proprietary payer contracting vehicles, scaled risk pools and operating model.

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

Acquisition of Machinify

On August 1, 2024, the Company completed its acquisition of certain assets of Machinify, Inc. and the exclusive, perpetual and royalty-free license of Machinify Auth. The acquisition consideration was $28.5 million which included $19.5 million of cash, $11.0 million which was paid upon closing and $8.5 million which was paid on November 1, 2024, as well as an earn-out consisting of additional consideration of up to $12.5 million payable in cash or shares of the Company’s Class A common stock at the election of the Company in the second quarter of 2025. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional discussion regarding the Machinify acquisition.
Credit Agreement Amendment
On December 6, 2024 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement that provides new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $50.0 million (the “2024 Revolver Increase”, and together with the Initial Revolving Facility and the 2023 Revolver Increase, the “Revolving Facility”, (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”), and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and effected certain amendments to the Existing Credit Agreement. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for a discussion of Amendment No. 3.”
During the year ended December 31, 2024, the Company borrowed $62.5 million under the Revolving Facility. As of December 31, 2024, there was $100.0 million outstanding under the Company’s Revolving Facility. On January 29, 2025, the Company borrowed $125.0 million under its 2024-A Delayed Draw Term Loan and $75.0 million under its 2024-B Delayed Draw Term Loan.

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

In connection with the Machinify acquisition, the Company has sought to further enhance and accelerate its uses of AI through its AI-enabled tools, such as Auth Intelligence. The Auth Intelligence tool incorporates AI to aid nurses and physicians in completing clinical review of prior authorization requests. Specifically, the tool identifies relevant information within the medical record, extracts key information, and highlights relevant parts of the record for reviewers. Auth Intelligence is intended to help reviewers quickly locate important information that is relevant to assist in the review. However, the human reviewer is always responsible for completing relevant documentation including the clinical rationale and for finalizing the clinical decision. In addition, we use an AI application to automate authorization approvals only, which is accomplished by detecting strong patterns from millions of historical observations and dozens of features. Each application is calibrated individually to our partners to reflect local policy, utilization, and geographical variances.

It is against our Company policy to use AI to deny care and all such decisions must be made by clinical professionals. When the application cannot render an approval decision, the request is sent for manual clinical review.

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

Proven Leadership Team

We have made a significant investment in building an industry-leading management team. Our senior leadership team has extensive experience in the health care industry and a track record of delivering measurable clinical, financial and operational improvement for health care providers and payers. Our Chief Executive Officer, Seth Blackley, had served as our President from August 2011 until his promotion. Prior to co-founding the Company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011. Our President, Dan McCarthy, served as the New Century Health’s Chief Executive Officer since 2019 and held multiple leadership roles within Evolent since joining the Company in 2014. Prior to joining the Company, Mr. McCarthy was a leader at McKinsey & Company’s healthcare practice. Our Chief Financial Officer, John Johnson, served as the acting Chief Financial Officer for New Century Health along with various roles within the Company since 2016.

Growth Opportunities

Multiple Avenues for Growth with Our Existing, Embedded Partner Base

We have established a partnership model with multiple drivers of embedded growth through the following avenues:

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

Selectively Pursue Strategic Acquisitions, Investments and Divestitures

We believe that the nature of our competitive landscape provides meaningful acquisition and investment opportunities. Our industry is in the early stages of its life cycle and there are multiple firms attempting to capitalize on the transformation of the care delivery model and the various forms of new profit pools. We believe that our partners will require an end-to-end solution and we believe we are well positioned to meet this demand by expanding the breadth of our offerings through not only organic growth, but also the acquisition of niche vendors and non-core portions of larger enterprises. From time to time, we may also pursue acquisition and investment opportunities of businesses related to services we currently provide or that are complementary to our technical capabilities. For example, we completed recent acquisitions described in Part I - Item 1. Business - Significant Activities which are expected to deepen capabilities of both Evolent and the acquired organizations, allowing cross-sell, an enhanced value proposition to partners and an opportunity to increase the margin profile of the combined organization.

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

Partner Relationships

We have sought to partner with leading payers and providers in sizable markets, which we believe creates a growth cycle that benefits from the secular transition to value-based care. From time to time, we restructure or renegotiate our contracts with partners to adapt to changing market conditions and dynamics.

Our contracts governing the relationships with our partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, and exclusivity clauses. Typically, these contracts provide for a monthly payment calculated based on a specified rate multiplied by the number of members that our partners are managing. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of our solutions they are utilizing. In some cases, we are responsible for paying for all, or substantially all, of the cost of care for a defined scope of health care services out of the revenue we receive. Many of these arrangements include contractual provisions designed to limit our financial exposure, such as risk corridors, stop loss limits, and/or change event rate protections (for example, to account for changes in disease prevalence) in the case of events beyond our control. Some of our contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. Although we monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds, we cannot assure you that our estimates will be accurate. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and/or we will be subject to financial penalties. These provisions could impact our cash flows and profitability.

The initial terms of our specialty contracts are typically multi-year. While they regularly contain year-to-year renewal provisions, we cannot assure you any or all of these contracts will be renewed in any particular year as these contracts may be immediately terminated with cause and many of our specialty contracts, following an initial term, are terminable without cause by the customer or Evolent either upon the giving of requisite notice and the passage of a specified period of time (typically between 30 and 180 days) or upon the occurrence of other specified events.

The revenue from our contracts is not guaranteed. Although we have long-term contracts with many partners, these contracts may be terminated before their terms expire for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions, amongst others. For example, after a specified period, certain of our contracts are terminable for convenience by our partners after a notice period has passed and, in certain cases, partners would be required to pay us a termination fee. Termination fees and the related notice period in certain of our contracts are determined based on the scope of the market-facing solutions that our partner has adopted and the duration of the contract. Most of our contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a partner’s ability to terminate the contract. Certain contracts are terminable immediately upon the occurrence of certain events. For example, some contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, the contract with such partner could in effect be terminated. In addition, as our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our partners will, from time to time, seek to restructure their agreements with us. The loss, termination or renegotiation of any contract could negatively impact our results.

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

Competition

The market for our solutions is fragmented, competitive and characterized by rapidly evolving technology standards, customer needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities. Our services solutions compete based on several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement using products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater brand recognition, have larger client bases and have substantially greater financial, technical and marketing resources. The entrance or expansion of these larger companies in the managed healthcare industry (including our customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures we face and could limit our ability to maintain or increase our rates. If this happens, our profitability could be adversely affected. In addition, if we do not adequately respond to these competitive pressures, it could cause us to be unable to maintain our current contracts or obtain new contracts. Other competitors have proprietary technology that differentiates their product and service offerings from ours. Our competitors are constantly developing products and services that may become more efficient or appealing to our existing partners and potential partners. Additionally, some health care information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by health care providers, including with the use of AI or machine learning. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, take advantage of acquisitions and other opportunities more readily, undertake more extensive marketing campaigns for their brands, products and services, more successfully utilize developing technology, including data analytics, AI and machine learning, and make more attractive offers to our existing partners and potential partners. We also compete on the basis of price. We are subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of health care industry participants, practices of managed care organizations, government action and financial stress experienced by our partners. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.

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

Government Regulation

Our business is subject to extensive, complex and rapidly evolving federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce health care laws. While we believe we comply in all material respects with applicable health care and insurance laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. The following are summaries of key federal and state laws and regulations that impact our operations:

Governmental Health Care Programs and Health Care Reform

We are subject to regulation by both CMS and state agencies with respect to certain services we provide relating to Medicaid, Medicare, and ACA programs and payers. Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, as well as certain other individuals. More than half of Medicare beneficiaries are enrolled in private Medicare Advantage (“MA”) plans that offer an alternative to traditional Medicare and are regulated by CMS and financed through Medicare and beneficiary premiums and cost-sharing Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other health care benefits to qualifying individuals. Roughly three quarters of Medicaid beneficiaries are served by private Medicare Managed Care Organizations (“MCOs”). As we increase our exposure to Medicare and Medicaid businesses through new and existing partners, we increase our exposure to changes in government policy with respect to and regulation of the Medicaid and Medicare programs in which we and our partners participate.

Because some of our partners are participants in governmental programs, our services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and other standards and requirements. As a result of surveys or audits, we may incur fines and penalties and could be excluded from participating in one or more programs or institute other sanctions against us if we fail to comply with CMS regulations or Medicare and Medicaid contractual requirements.

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In particular, prior authorization standards and requirements, including Medicaid and Medicare programs, have come under increased scrutiny at the state and federal level. Many states have proposed, and some have passed, bills which prescribe how providers and services which meet certain approval rates become exempt from prior authorization for a period of time, widely known as “gold carding.” Most recently, the state of Illinois passed a law requiring guidance on gold carding to be adopted; the new law would exempt qualifying providers from prior authorization on all services subject to review for the year in which they qualify. Medicare Advantage Organization (“MAOs”) utilization management practices have been the focus of a 2022 report by the Department of Health and Human Services Office of Inspector General as well as new final rules by (CMS-4201-F and CMS-0057-F). CMS-4201-F, effective calendar year 2024, imposes several requirements on MAOs with respect to their use of prior authorization. CMS-0057-F further imposes stricter medical necessity decision timeframes on federal managed care programs, effective CY 2026, as well as complex technical interface requirements, effective CY 2027, for Medicare, Medicaid, the Children’s Health Insurance Program (“CHIP”), and Qualified Health Plans (“QHPs”) offered on the ACA Federally Facilitated Exchange. These are intended to facilitate increased data sharing between managed care plans, enrollees and providers and streamline the prior authorization process.

The United States Congress (“Congress”) and state and local legislatures and regulators may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes with respect to Medicare, Medicaid, and exchange programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business. Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS, Congress, and state agencies to continue to closely scrutinize each component of the Medicare, Medicaid, and exchange programs, as well as modify the terms and requirements of the programs. Further since taking office in January 2025, the Trump administration has taken dramatic steps to freeze some federal funding and reduce the size of the federal workforce. It is not possible to predict the outcome of this congressional, executive, or regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of these programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

In addition, CMS Congress, state legislatures and third-party payers may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system, including with respect to Medicare, and Medicaid, and exchange programs. We cannot assure you as to the ultimate content, timing, or effect of any changes, nor is it possible at this time to estimate the impact of any such potential legislation or changes. Health care reform has resulted in profound changes to the individual health insurance market and our business, and we expect these changes to continue.

Medicaid and exchange enrollment is impacted, and may fluctuate, based on a variety of factors. These include continuous enrollment requirements instituted during the COVID-19 public health emergency (the “PHE”) in 2021 under which Medicaid enrollment grew, and the resumption of Medicaid eligibility redeterminations, or “unwinding,” that began in 2023 at the PHE’s conclusion which reduced enrolled lives for some Medicaid MCOs. State may also take varying approaches to streamlining or discouraging enrollment, and income levels for eligibility may vary (particularly in non-expansion vs. expansion states). The 119th Congress and Trump administration have been exploring potential changes to Medicaid which could include cuts to federal matching payments, work requirements, or other eligibility and enrollment changes, as well as potential changes to ACA enrollment. Enrollment decreases for our partners may decrease the number of lives on our platform and impact the revenues derived from such partners.

Additional legislative and regulatory developments which may impact our business directly or indirectly through our partners include:

•Health IT interoperability efforts beginning with the Health Information Technology for Economic and Clinical Health (HITECH) Act in 2009 and 21st Century Cures Act in 2016, from which we have seen an array of regulations on topics including electronic data exchange and the move to HL7 FHIR application programming interface methods; prohibitions on electronic health records vendor and provider information blocking; the move to electronic or digital all-payer quality measurement; and the move to electronic prior authorization methods.
•Health care price transparency efforts including No Surprises Act provisions enacted as part of the Consolidated Appropriations Act in 2020, effective as of 2022.
•Efforts to reduce prescription drug costs including the Inflation Reduction Act of 2022 which created a negotiation program for Medicare Part D and Part B drugs; redesigned the Medicare Part D drug benefit to lower patient cost sharing; and instituted other changes designed to improve patient access. While these policies may or may not have a direct impact on our business, they can change market dynamics such as Medicare Advantage growth vs. standalone Part D plans, national health expenditures and trend factors that play into benchmarks for MA and Medicare ACOs, and drug formulary and rebate negotiations.

An emerging trend is intensified scrutiny by state and federal authorities with respect to the use of AI, particularly any AI systems used in utilization management. At least 40 states introduced or enacted AI legislation in 2024, more than half of which touching upon health care, and we see this trend continuing in 2025. For example, California Governor Newsom signed Senate Bill 1120 into law, which aims to safeguard patients and maintain oversight when payers use AI. A new Colorado law and guidance from the New Jersey Attorney General seek to ensure AI does not introduce discrimination or algorithmic bias. The use of AI has also been the focus of congressional inquiries and federal guidance documents. The Trump administration has rescinded the Biden administration’s Executive Order (“EO”) on AI and replaced it with a new EO that directs Administration leaders to solicit stakeholder input and produce a new AI Action Plan in 2025 designed to promote AI innovation primarily. It may also begin to introduce some regulatory frameworks and guardrails.

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

By processing data on behalf of our partners, we are subject to specific compliance obligations under privacy and data security-related laws, including HIPAA, the HITECH Act and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of protected personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers. The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which includes anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our partners’ health plans generally will be covered entities, and, as their business associate, they require us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements. HHS has recently proposed updating the HIPAA Security Rule in an effort to strengthen the cybersecurity requirements that protect electronic

Protected Health Information. Comments to the Proposed Rule are due March 7, 2025. If passed, the new Security Rule would require us to enhance our information security infrastructure, update certain business associate agreements, and may subject us to additional penalties in the event of a violation.

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

Human Capital Management

We believe our people differentiate our business and power our mission. As of December 31, 2024, we had approximately 4,500 global employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. Our primary human capital objective is to attract, retain and develop great talent that is committed to our mission and business objectives. We focus on the following areas:

•Talent Attraction, Selection, and Hiring
•Employee Compensation and Incentives
•Employee Training and Career Development
•Employee Well Being
•Culture of Inclusion

Talent Attraction, Selection, and Hiring

We seek to source the right talent by looking at both internal and external talent pools.

We make key investments in tools and resources to help engage and attract talent through modern, and data-driven recruitment practices. This includes in-bound (job postings/ referrals) and outbound (outreach to passive talent) strategies aimed at casting a wide net to engage the best talent available to us. We are rigorous in our selection process to facilitate alignment with our company values and core needs of teams. And finally, we conduct background checks and have a comprehensive onboarding program.

Employee Compensation and Incentives

Our Total Rewards philosophy is dedicated to attracting, growing, and retaining top talent to drive company success and nurture our culture. We offer comprehensive benefits and competitive pay, including leading medical, dental, prescription, and 401(k) plans, along with market-competitive salaries for strong performance. Our incentive programs are designed to achieve short- and long-term goals, foster accountability, and attract skilled staff by aligning interests of leadership and stockholders. Additionally, we provide benefits beyond salary, such as time off, leave programs, family support, life and disability insurance, and remote-work options, all meeting or exceeding market standards. By sharing success, we recognize that our talented team sets us apart in the marketplace and helps us fulfill our mission.

Employee Growth and Development

We believe the continued growth and development of our talent is critical to maintaining our success and growth as a company. We have established a global talent management approach to invest in our employees’ ongoing learning and to identify and develop talent that accelerates our business. We support a culture of growth and development through engaging and relevant resources including Evolent-exclusive live learnings and curated, on-demand content through LinkedIn Learning. These resources are available to all employees through our online learning center. We rely on shared values and a leadership framework to create an environment with clear expectations and where everyone has the opportunity to learn, develop and grow.

Employee Well-Being

Our approach to employee well-being reflects the spirit of our mission to change the health of the nation. We believe that we have a responsibility to support our people’s health and well-being. We provide our employees with benefits including medical insurance, dental, vision, paid time off, and 401(k) plan with company match for eligible employees. In addition, we offer fertility support, bariatric surgery, diabetes, and hypertension program offerings, as well as 100% paid pregnancy leave and parental leave. Employees and their families can access mental health resources as part of their benefits, covering a spectrum of mental wellness needs. In addition, we have an active employee listening strategy, including employee surveys, personal impact days to promote social improvement engagement, an employee relief fund, holistic wellness initiatives during the year that include yoga, cooking sessions, meditation, and wellness challenges.

Culture of Inclusion

Evolent supports inclusion efforts and is committed to non-discrimination practices. Evolent is an equal opportunity employer and aims to create an environment where diverse perspectives can be included, developed, and advanced. The table below presents self-identification and self-disclosed employee demographic data:

December 31, 2024
Gender (global representation)
Women	68.0%
Men	32.0%
Racial and ethnic minorities (U.S. representation) (1)
Racial and ethnic minorities	50.4%
Non-racial and ethnic minorities	49.6%
Leadership Representation (U.S. representation, Managing Director level or above)
Women	57.1%
Men	42.9%
Racial and ethnic minorities	23.4%
Non-racial and ethnic minorities	76.6%
Employee self-identification (U.S. representation)
LGBTQ+	12.1%
Veteran	2.3%
Individual with disability	2.0%
————————
(1)Metrics around the minority representation include Black or African American, Asian, Hispanic or Latino, American Indian, Alaska Native, Native Hawaiian, Other Pacific Islander, Two or More Races, and decline to state.

Information about our Executive Officers

Our executive officers as of February 20, 2025, were as follows:

Name	Age	Position
Seth Blackley	46	Chief Executive Officer
Dan McCarthy	40	President
John Johnson	41	Chief Financial Officer
Emily Rafferty	42	Chief Operating Officer
Jonathan Weinberg	57	General Counsel
Aammaad Shams	41	Chief Accounting Officer

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

Website to Access Our Reports

Our internet website address is www.evolent.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at ir.evolent.com contains a significant amount of information about us, including financial and other information for investors. We use the investor relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, investor presentations, financial information and corporate governance practices. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

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
•the increasing number of risk-sharing arrangements we enter into with our partners;
•the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes;
•our ability to accurately predict our exposure under performance-based contracts;
•failure by our customers to provide us with accurate and timely information;
•our ability to recover the upfront costs in our partner relationships and develop our partner relationships over time;
•our ability to attract new partners and successfully capture new opportunities;
•our ability to offer new and innovative products and services and our ability to keep pace with industry standards, technology and our partners’ needs;
•our ability to maintain and enhance our reputation and brand recognition;
•our dependency on our key personnel, and our ability to attract, hire, integrate and retain key personnel;
•risks related to completed and future acquisitions, investments, alliances and joint ventures, which could divert management resources, result in unanticipated costs or dilute our stockholders;
•our ability to effectively manage our growth and maintain an efficient cost structure;
•our ability to partner with providers due to exclusivity provisions in our and some of our partner and founder contracts;
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
•evolution of the health care regulatory and political framework;
•restrictions on the manner in which we access personal data and penalties as a result of privacy and data protection laws;
•data loss or corruption due to failures or errors in our systems and service disruptions at our data centers;
•liabilities and reputational risks related to our ability to safeguard the security and privacy of confidential data;
•our ability to obtain, maintain and enforce intellectual property rights and protect our trademarks and trade names, including from third parties alleging that we are infringing or violating their intellectual property rights;
•our ability to protect the confidentiality of our trade secrets;
•risks associated with our use of AI and machine learning models;
•our use of “open-source” software;
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
•our ability to achieve profitability in the future;
•the impact of additional goodwill and intangible asset impairments on our results of operations;
•our obligations to make material payments to certain of our pre-IPO investors for certain tax benefits we may claim in the future;
•our obligations to make payments under the tax receivables agreement that may be accelerated or may exceed the tax benefits we realize;
•our ability to utilize benefits under the tax receivables agreement described herein;
•the terms of agreements between us and certain of our pre-IPO investors may contain different terms than comparable agreement we may enter into with unaffiliated third parties;
•Our inability to obtain financing may result in a reduction in the ownership of our stockholders;
•the conditional conversion features, and changes in accounting treatment, of the 2025 Notes and the 2029 Notes (as defined below), which, if triggered, may adversely affect our financial condition and operating results;

•our ability to raise funds necessary to settle conversions of our notes in cash, to repurchase our notes for cash upon a fundamental change or to pay the redemption price for any notes we redeem;
•interest rate risk and other restrictive covenants under the Credit Agreement (as defined below) and the terms of our Series A Preferred Stock;
•our indebtedness, our ability to service our indebtedness, and our ability to obtain additional financing on favorable terms or at all;
•our ability to service our debt and pay dividends on our Series A Preferred Stock;
•interference with our ability to access the revolving credit facility under our Credit Agreement;
•the potential volatility of our Class A common stock price;
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
•the impact of litigation proceedings, government inquiries, reviews, audits or investigations;
•risks related to the failure of any bank in which we deposit our funds, which could reduce the amount of cash we have available to meet our cash commitments and make additional investments;
•public health emergencies, epidemics, pandemics or contagious diseases;
•the cost of compliance with sustainability or other ESG (as defined below) law and regulations; and
•the impact of increasing inflationary pressures and rising consumer costs on our business.

Our business, operations and financial position are subject to various risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the audited annual consolidated financial statements and notes thereto included elsewhere in this Form 10-K, when evaluating your investment in our securities. The risks and uncertainties described below are those that we currently believe may materially affect the Company. Additional risks and uncertainties of which we are unaware or that we currently deem immaterial also may become important factors that affect the Company. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our securities could decline, and you could lose part or all of your investment. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements - Cautionary Language.”

Risks Relating to Our Business and Strategy

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with a significant partner, or multiple partners in the aggregate, could negatively impact our results.

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue. Our four largest partners in terms of revenue, Humana Insurance Company, Molina Healthcare, Inc. (“Molina”), Florida Blue and Cook County Health and Hospitals System comprised 19.3%, 13.7%, 12.9% and 11.5%, respectively, of our revenue for the year ended December 31, 2024. In addition, our partnership with Centene has grown, both as a result of the NIA acquisition and from other partnership opportunities. The loss of any of these partners, or any other significant partner, pursuant to a reprocurement process or otherwise, or the non-renewal or renegotiation of any of our significant partner contracts, could adversely affect our results.

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

The revenue from our contracts is not guaranteed. Although we have long-term contracts with many partners, these contracts may be terminated before their terms expire for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions, amongst others. For example, after a specified period, certain of our contracts are terminable for convenience by our partners after a notice period has passed and, in certain cases, partners would be required to pay us a termination fee. Termination fees and the related notice period in certain of our contracts are determined based on the scope of the market-facing solutions that our partner has adopted and the duration of the contract. Most of our contracts include cure periods for certain breaches, during which time we may attempt to resolve any issues that would trigger a partner’s ability to terminate the contract. Certain contracts are terminable immediately upon the occurrence of certain events. For example, some contracts may be terminated by the partner if we fail to achieve target performance metrics over a specified period. Certain contracts may be terminated by the partner immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain contracts may be terminated immediately by the partner if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a partner were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, the contract with such partner could in effect be terminated. In addition, as our partners’ businesses respond to market dynamics and financial pressures, and as our partners make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, we expect that certain of our partners will, from time to time, seek to restructure their agreements with us. The loss, termination or renegotiation of any contract could negatively impact our results.

Our Performance Suite contracts involve risk sharing arrangements with partners, pursuant to which our revenues and profitability could be limited and negatively impacted.

Through our Performance Suite, we take on members from payers through performance-based arrangements where we assume risks related to pricing of contracts. We have incurred (including in the second half of 2024), and in the future may incur losses under these arrangements if we are unable to adjust our rates if faced with increased costs, including related to patient care or pharmaceutical products. We have recently migrated key Performance Suite customers to an adjusted Performance Suite contractual model, which includes a narrowed risk corridor. While the narrowed risk corridor is intended to limit our downside risk, it also limits our potential for upside on profitability. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. Although we monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds, we cannot assure you that our estimates will be accurate. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and/or we will be subject to financial penalties. These provisions could impact our cash flows and profitability.

As of December 31, 2024, the Company had approximately $16.6 million of restricted cash and restricted investments related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital.

As the market evolves, we expect to engage in similar and new risk sharing strategies with our partners. Any risk sharing arrangements could limit and negatively impact our revenue, results of operations, financial condition, business and prospects. In addition, our failure to agree on satisfactory risk sharing solutions with partners could negatively impact our ability to retain and attract partners.

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by partners’ health care plans each month, expansion of partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partners’ plans were to be reduced by a material amount, or if member enrollment numbers in new plans are lower than expected, such decrease would lead to a decrease in our expected revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the partners’ continued participation in specified payer programs over which we have no control. If a partner ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract. For example, as Medicare Advantage plans make changes to manage their profitability, it is possible that significant membership declines in Medicare Advantage plans will follow. A significant number of Medicare Advantage prescription drug plan geographies or local markets across the country were terminated for 2025, including many local markets that were our customers in 2024, which could have an adverse impact on our financial results and profitability in 2025 and beyond.

In addition, broader policy shifts as a result of the new administration could impact our partners’ businesses. For example, Medicaid policy may shift to block grants or other structures that may result in lower overall Medicaid membership. It is also possible that state or federal regulations may eliminate utilization management, which would negatively impact our revenue and increase our medical costs.

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

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of partners to control and, if necessary, reduce health care costs, all of which are out of our control. We are unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general. For example, our partners generally received less Medicaid-based revenue following the Biden administration’s termination of the COVID-19 PHE and the subsequent state Medicaid redeterminations. Because certain partners’ revenues are highly reliant on third-party payer reimbursement funding rates and mechanisms, overall reductions of rates from such payers could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. See “Risk Factors—Risks Relating to Our Industry and Market—The health care regulatory and political framework is uncertain and evolving” for additional information.

Failure to accurately predict our exposure under performance-based contracts could result in a reduction in profitability for our Performance Suite.

We deploy our specialty care management services solution in capitation arrangements, which we call the Performance Suite, where we are paid a fixed fee per member per month and assume responsibility for the cost of medical claims under our scope. If and when the Company is unable to accurately predict our exposure under the health care cost risk and control associated costs, for example due to changes in the delivery system; changes in utilization patterns, including post-pandemic as we may experience increased utilization due to higher demand for elective procedures that were not performed during the pandemic; changes in covered populations and the number of members seeking treatment; changes in acuity; unforeseen fluctuations in claims backlogs; unforeseen increases in the costs of the services; unforeseen increases in the rate at which customers overturn our denials of service; the occurrence of catastrophes; fraud, waste and abuse in our non-delegated claims; a lack of integrity in the claims we receive from certain customers; regulatory changes; and changes in benefit plan design, the Company’s profitability, margins and prospects have and could decline. For example, beginning in the second half of 2024, increasing oncology costs outpaced historical averages, resulting in an adverse impact on our financial results and profitability in 2024, which could continue in the future. In addition, when we enter new or less mature specialty markets, and as our products evolve, it may be difficult for us to predict our exposure under performance-based contracts and our contracts may be less profitable than we expect. Moreover, costs of providing oncology, cardiology, radiology (including advanced imaging), musculoskeletal, physical medicine, genetics and other specialties are and have been very hard to predict, in part as a result of rapidly changing utilization of new and existing drugs and changing diagnostic and therapeutic protocols. When generic drugs are not available or there are shortages, this has increased and in the future may increase our costs, and has impacted and in the future may impact our profitability. Further, the competitive environment for our performance-based products, and customer demands or expectations as to margin levels could result in pricing pressures which could cause us to reduce our rates. A reduction in performance-based contract rates which are not accompanied by a reduction in covered services or expected underlying care trends could result in a decrease of our profitability and operating margins.

While certain of our contracts include provisions providing for automatic rate increases, some of our contracts require partner consent to implement rate increases. When we are unable to reach agreement on revised rates when appropriate, or when our rate increases do not adequately capture increased costs (particularly in oncology and cardiovascular), our profitability, margins and prospects have been and will be negatively impacted.

Failure by our customers to provide us with accurate and timely information could impact our profitability.

We are dependent on our customers to provide us with accurate and timely information, which we cannot control, including to develop our financial outlook. For example, in the second half of 2024, we experienced a significant increase in submission of claims paid by customers in prior periods than files that had been previously submitted, which negatively impacted our financial results and profitability. Additionally, our procedures, which include the use of third-party service providers, may not be effective in detecting fraudulent or other out-of-scope claims. When we do not receive accurate and or timely information from our customers, our results of operations and ability to develop our financial outlook has been and in the future be negatively impacted.

We typically incur significant upfront costs in our partner relationships, and if we are unable to develop or grow these partner relationships over time, we are unlikely to recover these costs, and our operating results may suffer.

We devote significant resources to establish relationships with our partners. Some of our partners undertake a significant and prolonged evaluation process, often to determine whether our solutions meet their unique needs, which has in the past resulted in extended periods of time to establish a partner relationship. Our efforts involve educating our partners about the use, technical capabilities and benefits of our solutions. Accordingly, our operating results will depend in substantial part on our ability to deliver a successful partner experience and persuade our partners to grow their relationship with us over time. If we are unable to sell additional solutions to existing partners, enter into and maintain favorable relationships with new partners or sufficiently grow our partners’ lives on platform, it could have a material adverse effect on our business, financial condition and results of operations. As we grow, our customer acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. For example, some of our partnerships require significant upfront investment including, in the case of new markets, investments in infrastructure to meet readiness and operating requirements which have outpaced our revenue growth. Under the Accounting Standards Codification (“ASC”) Topic 606 revenue standard, certain set up costs we incur during the implementation phase may be deferred into the ongoing phase, potentially along with associated revenues. If the economics of a partnership change such that we are unlikely to fully recover those costs, we may be required to write off a portion or all of those deferred costs and revenues and our operating results may suffer. In addition, we estimate the costs and timing for completing the transformation phase of relevant partner relationships. These estimates reflect our best judgment. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

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

Our success depends on providing high-quality products and services that health care providers use to improve clinical, financial and operational performance. If we cannot adapt to rapidly evolving industry standards, technology, including AI, and increasingly sophisticated and varied partner needs, our existing technology could become undesirable or obsolete, which could harm our reputation. We must continue to invest significant resources in our personnel and technology, including AI, in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing partners and potential new partners will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing partners or potential new partners, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to partner preferences, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing partners or be unable to obtain new partners and our results of operations may suffer. In addition, should any of our partners terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other partners over that same period of time. In some cases, we price our services based on expectations of long-term relationships with our partners. When a partner terminates the relationship earlier than we had expected, we lose the resources invested in that relationship as well as the upside benefits we had anticipated.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing partners and to our ability to attract new partners. The promotion of our brands may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our partners, or any adverse publicity or litigation involving or surrounding the Company or one of our joint venture partners, investors or strategic alliance partners could make it substantially more difficult for us to attract new partners. Similarly, because our existing partners often act as references for us with prospective new partners, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new partners. Therefore, financial adversity of our partners’ affiliated health plans may adversely affect our reputation. In addition, negative publicity resulting from any adverse government payer audit could injure our reputation. More broadly, we and our partners may also suffer negative reputational impact as a result of our involvement in utilization management, adverse determinations, prior authorizations, clinical decision support and similar matters. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with partners, which would harm our business, results of operations and financial condition.

If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.

Our success depends largely upon the continued services of our key executive officers and recruitment of additional highly-skilled employees. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Hiring executives with needed skills or the replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. In addition, competition for qualified talent in our industry is intense, particularly in the last several years. The market to build, retain and replace talent has become even more highly competitive, and many of the companies with which we compete for personnel have greater financial and other resources than we do. Recent and increasing threats to the safety of corporate officers, particularly in the healthcare industry, may put additional pressure on our ability to recruit and retain top talent, as well as the costs related thereto.

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

We have made and entered into, and may in the future make and enter into, acquisitions, investments, alliances and joint ventures, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

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

We continuously evaluate potential acquisition targets and investments as well as opportunities to divest of non-core assets. However, there can be no assurance that any of these potential acquisitions, investments or divestitures will be consummated. Acquisitions, investments and alliances, including our acquisitions of Machinify, NIA, Vital Decisions, and IPG, could result in numerous risks to our business which could negatively impact our financial condition and results of operations, including:

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

We have also entered into a number of joint ventures, some of which include put or call features under which we could be forced to extend purchase or buy interest from our joint venture partner. For example, one of our investments includes a put option that may be exercised by our joint venture partner in the first half of 2025 which, if exercised, would require us to acquire the interests in the joint venture that we do not own for a price of approximately $52 million. Conflicts or disagreements between us and any joint venture partner may negatively impact the benefits expected to be achieved by the joint venture or may ultimately threaten the ability of such joint venture to continue. We are also subject to additional costs, risks and uncertainties because we may be dependent upon and subject to the liability, losses or reputational damage relating to joint venture partners that are not entirely under our control. We may be required to, or may determine to, make capital contributions or incur expenses related to our joint venture investments that we do not anticipate or that may not deliver the level of returns that we expect, in lieu of a put requirement or otherwise.

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

Some of our partner and founder contracts include exclusivity clauses. Any founder contracts with exclusivity, right of first refusal or other restrictive provisions may limit our ability to conduct business with certain potential partners, including competitors of our founders. For example, in connection with its formation, Evolent Health LLC entered into an IP Agreement with UPMC (the “UPMC IP Agreement”), pursuant to which if we were to conduct business with certain precluded providers, it would result in the loss of the license thereunder. Partner contracts with exclusivity or other restrictive provisions may limit our ability to partner with or provide services to other providers or purchase services from other vendors within certain time periods. These exclusivity or other restrictive provisions often apply to specific competitors of our partners or specific geographic areas within a particular state or an entire state. Accordingly, these exclusivity clauses may prevent us from entering into relationships with potential partners and could cause our business, financial condition and results of operations to be harmed.

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

Risks Relating to Our Industry and Market

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

Our estimates of the market opportunities for our solutions are based on the assumption that the strategic approaches we offer will be attractive to potential partners. Potential partners may pursue different strategic options, or none at all. In addition, our assumptions could be impacted by changes to health care laws and regulations as a result of the new administration or otherwise. If our assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

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

Our services solutions compete based on several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement using products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate services with existing technology. Some of our competitors are more established, benefit from greater brand recognition, have larger client bases and have substantially greater financial, technical and marketing resources. The entrance or expansion of these larger companies in the managed healthcare industry (including our customers who have in-sourced or who may choose to in-source healthcare services) could increase the competitive pressures we face and could limit our ability to maintain or increase our rates. If this happens, our profitability could be adversely affected. In addition, if we do not adequately respond to these competitive pressures, it could cause us to be unable to maintain our current contracts or obtain new contracts. Other competitors have proprietary technology that differentiates their product and service offerings from ours. Our competitors are constantly developing products and services that may become more efficient or appealing to our existing partners and potential partners. Additionally, some health care information technology providers have begun to incorporate enhanced analytical tools and functionality into their core product and service offerings used by health care providers, including with the use of AI or machine learning. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, take advantage of acquisitions and other opportunities more readily, undertake more extensive marketing campaigns for their brands, products and services, more successfully utilize developing technology, including data analytics, AI and machine learning, and make more attractive offers to our existing partners and potential partners.

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

We support health plans with Medicare Advantage, Medicaid and exchange products, as well as health systems and provider groups participating in payer-delegated risk arrangements or in various programs sponsored by CMS, including the Medicare Shared Savings Program. We anticipate that CMS and other governmental payers will continue to review and audit the results of our services including risk adjustment offerings, with a focus on identifying possible false claims.

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

Health care laws and regulations are rapidly evolving and may change significantly in the future, including as a result of the Trump administration, which could adversely affect our financial condition and results of operations. We are subject to regulation by both CMS and state agencies with respect to certain services we provide relating to Medicaid, Medicare, and ACA programs and to our payers. Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, as well as certain other individuals. More than half of Medicare beneficiaries are enrolled in private MA plans that offer an alternative to traditional Medicare and are regulated by CMS and financed through Medicare and beneficiary premiums and cost-sharing Medicaid programs are jointly funded by federal and state governments and are administered by states under an approved plan that provides hospital and other health care benefits to qualifying individuals. Roughly three quarters of Medicaid beneficiaries are served by private Medicare MCOs. As we increase our exposure to Medicare and Medicaid businesses through new and existing partners, we increase our exposure to changes in government policy with respect to and regulation of the Medicaid and Medicare programs in which we and our partners participate.

Because some of our partners are participants in governmental programs, our services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and other standards and requirements. As a result of surveys or audits, we may incur fines and penalties and could be excluded from participating in one or more programs or institute other sanctions against us if we fail to comply with CMS regulations or Medicare and Medicaid contractual requirements.

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In particular, prior authorization standards and requirements, including Medicaid and Medicare programs, have come under increased scrutiny at the state and federal level. Many states have proposed, and some have passed, bills which prescribe how providers and services which meet certain approval rates become exempt from prior authorization for a period of time, widely known as “gold carding”. Most recently, the state of Illinois passed a law requiring guidance on gold carding to be adopted; the new law would exempt qualifying providers from prior authorization on all services subject to review for the year in which they qualify. MAOs utilization management practices have been the focus of a 2022 report by the Department of Health and Human Services Office of Inspector General as well as new final rules by (CMS-4201-F and CMS-0057-F). CMS-4201-F, effective calendar year 2024, imposes several requirements on MAOs with respect to their use of prior authorization. CMS-0057-F further imposes stricter medical necessity decision timeframes on federal managed care programs, effective CY 2026, as well as complex technical interface requirements, effective CY 2027, for Medicare, Medicaid, CHIP and QHPs offered on the ACA Federally Facilitated Exchange. These are intended to facilitate increased data sharing between managed care plans, enrollees and providers and streamline the prior authorization process.

Congress and state and local legislatures and regulators may propose and adopt legislation or policy changes or implementations effecting additional fundamental changes with respect to Medicare, Medicaid, and exchange programs. Such changes in the law, or new interpretations of existing laws, may have a significant impact on our methods and costs of doing business. Additionally, expansion of enforcement activity could adversely affect our business and financial condition. Going forward, we expect CMS, Congress, and state agencies to continue to closely scrutinize each component of the Medicare, Medicaid, and exchange programs, as well as modify the terms and requirements of the programs. Further, since taking office in January 2025, the Trump administration has taken dramatic steps to freeze some federal funding and reduce the size of the federal workforce. It is not possible to predict the outcome of this congressional, executive regulatory activity, either of which could adversely affect us. Similarly, we cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of these programs, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

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

Medicaid and exchange enrollment is impacted, and may fluctuate, based on a variety of factors. These include continuous enrollment requirements instituted during the COVID-19 PHE in 2021 under which Medicaid enrollment grew, and the resumption of Medicaid eligibility redeterminations, or “unwinding,” that began in 2023 at the PHE’s conclusion which reduced enrolled lives for some Medicaid MCOs. State may also take varying approaches to streamlining or discouraging enrollment, and income levels for eligibility may vary (particularly in non-expansion vs. expansion states). The 119th Congress and Trump Administration have been exploring potential changes to Medicaid which could include cuts to federal matching payments, work requirements, or other eligibility and enrollment changes, as well as potential changes to ACA enrollment. Enrollment decreases for our partners may decrease the number of lives on our platform and impact the revenues derived from such partners.

Additional legislative and regulatory developments which may impact our business directly or indirectly through our partners include:
•Health IT interoperability efforts beginning with the Health Information Technology for Economic and Clinical Health (HITECH) Act in 2009 and 21st Century Cures Act in 2016, from which we have seen an array of regulations on topics including electronic data exchange and the move to HL7 FHIR application programming interface (API) methods; prohibitions on electronic health records vendor and provider information blocking; the move to electronic or digital all-payer quality measurement; and the move to electronic prior authorization methods.
•Health care price transparency efforts including No Surprises Act provisions enacted as part of the Consolidated Appropriations Act in 2020, effective as of 2022.
•Efforts to reduce prescription drug costs including the Inflation Reduction Act of 2022 which created a negotiation program for Medicare Part D and Part B drugs; redesigned the Medicare Part D drug benefit to lower patient cost sharing; and instituted other changes designed to improve patient access. While these policies may or may not have a direct impact on our business, they can change market dynamics such as Medicare Advantage growth vs. standalone Part D plans, national health expenditures and trend factors that play into benchmarks for MA and Medicare accountable care organizations (ACOs), and drug formulary and rebate negotiations.

An emerging trend is intensified scrutiny by state and federal authorities with respect to the use of AI, particularly any AI systems used in utilization management. At least 40 states introduced or enacted AI legislation in 2024, more than half of which touching upon health care, and we see this trend continuing in 2025. For example, California Governor Newsom signed Senate Bill 1120 into law, which aims to safeguard patients and maintain oversight when payers use AI. A new Colorado law and guidance from the New Jersey Attorney General seek to ensure AI does not introduce discrimination or algorithmic bias. The use of AI has also been the focus of congressional inquiries and federal guidance documents. The Trump administration has rescinded the Biden administration’s EO on

AI and replaced it with a new EO that directs Administration leaders to solicit stakeholder input and produce a new AI Action Plan in 2025 designed to promote AI innovation primarily. It may also begin to introduce some regulatory frameworks and guardrails.

We are unable to predict how these changes and other health care reform initiatives from new legislation, regulation, judicial action and/or executive action, including those described above, will ultimately impact the health care industry and what the potential impact may be on our business, financial condition, operating results and prospects.

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

•HIPAA protects the privacy and security of protected health information and requires covered organizations adopt standards for the exchange of electronic protected health information. Further, the privacy regulations under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” If we are unable to satisfy privacy and security obligations under HIPAA regulations, we could be found to have breached our contracts with our customers. Moreover, we may be subject to investigation by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) or other regulators or government bodies for potential HIPAA noncompliance. Penalties for HIPAA noncompliance include civil and criminal penalties that could have a material adverse effect on us. In addition, OCR performs compliance audits of Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties without being required to attempt to resolve violations through informal means; further, OCR may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources.
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

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonymized health information are sufficient to adequately protect patient privacy. These discussions may lead to further restrictions on the use or disclosure of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

The security measures that we and our third-party vendors and subcontractors have in place to address privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. As the cyber threat landscape continues to evolve, third-party threat actors have become increasingly sophisticated and adept at evading cybersecurity protections, and the frequency and scope of security incidents has increased. Under the HITECH Act, as a business associate, we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of protected health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us, and/or may qualify as a breach of our client contracts. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business.

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

Cyber-attacks continue to evolve in sophistication and volume and may remain undetected for an extended period. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently, including as a result of emerging technologies, such as AI and machine learning. Cybersecurity threat actors are increasingly targeting employees, contractors, service providers and third parties through various techniques that involve social engineering and/or misrepresentation. We have also seen, and will continue to see, industry-wide vulnerabilities, such as the Log4j vulnerability reported in December 2021, which have and could in the future affect our or other parties’ systems. We expect to continue to experience such vulnerabilities in the future.

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

New data security and privacy laws and regulations are being enacted rapidly. The scope and applicability of these laws are inconsistent, uncertain, and subject to evolving court and regulatory interpretation. As such, we may not be able to timely comply with such requirements, and such requirements may not be compatible with our current processes. For example, the FTC began enforcing the Health Breach Notification Rule in 2023, resulting in multi-year consent orders that imposed strict reporting and compliance obligations in addition to fines. Additionally, many states (including California, Utah, Colorado, Virginia, Connecticut, Washington, and several others) have passed laws that regulate how covered businesses collect, use, and disclose personal information. These laws impose data minimization and retention requirements and grant consumers broad rights with respect to their personal information, including opt out and deletion rights. Evaluating and updating our processes in light of these laws could be time consuming and expensive, and the failure to timely implement required changes could subject us to liability for noncompliance, including potential liability in the form of consumer class action lawsuits in certain states.

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

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology and products. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our products and services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

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

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies or products in certain relevant countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

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

We may not be able to protect our trade secrets, know-how and other proprietary information adequately. Our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know-how and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached, and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other proprietary information.

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

We face risks associated with our use of artificial intelligence and machine learning models.

Our business utilizes AI and machine learning technologies to add AI-based applications to our offerings and to drive efficiencies in our business, and our capabilities have been enhanced by our acquisition of Machinify. In addition, some of our third-party vendors utilize AI and machine learning technologies in providing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our offerings utilize, and we plan to further examine, develop and introduce, machine learning algorithms, predictive analytics, and other AI technologies to offer new applications, upgrade our solutions and enhance our capabilities, among other things, to automate approvals, identify trends, anomalies and correlations, and initiate business processes. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. In addition, some of our customers may not consent to our desired uses of AI or machine learning, which would undermine the investments we have made in this area and potentially have an adverse impact on our effectiveness.

Additionally, we may make future investments in adopting AI and machine learning technologies across our business, including introducing generative AI capabilities within our Performance Suite. AI and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. Our efforts in developing AI and machine learning technology may not succeed and our competitors may be able to deploy the technology faster. We may further be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, and others. The speed of technological development may prove disruptive to some of our markets if we are unable to maintain the pace of innovation.

In addition, market acceptance of AI and machine learning technologies is uncertain. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and machine learning technology and also may increase our estimated costs in this area. In addition, market acceptance of AI and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors could adversely affect our business, financial condition, and results of operations. To compete effectively we must also be responsive to technological change, potential regulatory developments, and public scrutiny.

Our use of “open-source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We use open-source software in connection with our solutions. Companies that incorporate open-source software into their products have, from time to time, faced claims challenging the use of open-source software and/or compliance with open-source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute software containing open-source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur, in part because open-source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

Additionally, some open-source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools has not been fully interpreted by U.S. courts or been fully addressed by federal, state or international regulations. There is a risk that open-source software licenses, including those that incorporate or rely on generative AI, could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services.

We rely on third-party vendors to host and maintain our technology platform.

We rely on third-party vendors to host and maintain our technology platforms, including Identifi® and CarePro™. Our ability to offer our services and operate our business is therefore dependent on maintaining our relationships with third-party vendors and entering into new relationships to meet the changing needs of our business. Any deterioration in our relationships with such vendors or our failure to enter into agreements with vendors in the future could harm our business, results of operations and financial condition. Despite precautions taken at our vendors’ facilities, the occurrence of a natural disaster, a decision to close the facilities without adequate notice or other unanticipated problems, including relating to the public health emergencies, could result in lengthy interruptions in our service. These service interruption events could cause our platform to be unavailable to our partners and impair our ability to deliver services and to manage our relationships with new and existing partners, which in turn could materially affect our results of operations.

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

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open-source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

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

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our partners and operating our business, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation, negatively impact our relationships with partners, and adversely affect our brand and our business.

Our ability to deliver our solutions, particularly our cloud-based solutions, is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone and facsimile services. As a result, our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information technology, cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our partners.

Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third parties, including bandwidth and telecommunications equipment providers, to provide our services and operate our business. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services and prevent or inhibit the ability of our partners to access our services. These systems may be at greater risk of interruption as a result of increased use of mobile and cloud technologies, including as a result of the shift to work from home arrangements as a result of the COVID-19 pandemic.

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

Any disruption in the network access, telecommunications or co-location services provided by third-party vendors or any failure of or by third-party vendors’ systems or our own systems to handle current or higher volume of use could significantly harm our business. Similarly, disruptions of service to other third parties or to our customers can negatively impact our ability to serve our clients and run our business. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack that required it to take offline its computer systems that handled electronic payments and insurance claims. As a result of the outage, we had reduced visibility into setting our claims reserve for the year ended December 31, 2024. Similar events could occur in the future, and the impact to our business could be material.

We exercise limited control over third parties, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with partners and adversely affect our business and could expose us to third-party liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

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

Risks Relating to Internal Control Over Financial Reporting and Other Financial Matters

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

In addition, our continuing growth and expansion in dispersed markets, such as our acquisitions of IPG during the third quarter of 2022, NIA in the first quarter of 2023, Machinify in the third quarter of 2024 and other businesses we may acquire in the future, may place significant additional pressure on our system of internal control over financial reporting and require us to update our internal control over financial reporting to integrate such acquisitions.

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

The Company has one reporting unit. Our total assets include substantial goodwill and intangible assets. As of December 31, 2024, we had $1.1 billion and $0.7 billion recorded as goodwill and intangible assets on our balance sheet, respectively. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.

While our annual goodwill impairment test is conducted annually on October 31, we have processes in place to monitor for interim triggering events. Under GAAP, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include macroeconomic conditions, industry and market considerations, our overall financial performance including an analysis of our current and projected cash flows, revenue and earnings, a sustained decrease in our share price and other relevant entity-specific events including changes in strategy, partners or litigation. A significant change to the estimates and assumptions we use as part of the discounted cash flow analyses and market multiple analyses we use to estimate reporting unit fair values could cause the estimated fair value of our reporting unit and intangible assets to decline and increase the risk of an impairment charge to earnings. A detailed discussion of our impairment testing is included in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8.”

The Company proceeded to perform a quantitative goodwill impairment test as of October 31, 2024. The concluded fair value under the income approach exceeded carrying value of consolidated total assets by approximately $336.0 million, or 13.6% , as of October

31, 2024. As fair value was greater than carrying value under the income approach, goodwill was not impaired as of October 31, 2024. As of December 31, 2024, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of December 31, 2024. Though we determined that fair value was greater than carrying value and goodwill was not impaired as of December 31, 2024, if our Class A common stock price continues to decline or if other indications of impairment exist, we may be required to further assess on an interim basis whether our goodwill is impaired which may result in additional impairments in the future as a due to market conditions or other factors related to our performance, including changes in our forecasted results, investment strategy, interest rates or assumptions used as part of the goodwill impairment analysis. Any further impairment charges that we may record in the future could be material to our results of operations.

Risks Relating to Our Former Up-C Structure

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

As of December 31, 2019, all of the Class B common units held by the Investor Stockholders and certain other stockholders had been exchanged (together with an equal number of shares) for our Class A common stock. These exchanges resulted in increases in the tax basis of our share of the assets of Evolent Health LLC that otherwise would not have been available to the Company. In addition, we expect that certain net operating losses (“NOLs”) will be available to us as a result of the transactions as described in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15.” These increases in tax basis and NOLs may reduce the amount of tax that we may otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or a part of the tax basis increases and NOLs, and a court could sustain such a challenge.

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

The payments that we make under the TRA could be substantial. As of December 31, 2024, we recorded a TRA liability of $108.1 million including $17.6 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and $90.5 million of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred with our completed secondary offerings and private sales. The actual amount we will be required to pay under the TRA may be materially greater than these amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.

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

Our ability to realize the tax benefits that we expect to be available as a result of the increases in tax basis created by the Class B Exchanges and by the payments made pursuant to the TRA, and our ability to utilize the pre-IPO NOLs of Evolent Health Holdings and an affiliate of TPG and the interest deductions imputed under the TRA all depend on a number of assumptions, including that we earn sufficient taxable income each year during the period over which such deductions are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income is insufficient or there are adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Please refer to the discussion in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15” for additional information.

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
•develop or enhance our technological infrastructure and our existing solutions;
•fund strategic relationships, including joint ventures and co-investments, including the exercise by our joint venture partners of any put features;
•fund additional implementation engagements;
•acquire complementary businesses, technologies, products or services; or
•refinance and/or payoff existing debt.

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

The occurrence of any one of these events could cause a significant decrease in our liquidity and impair our ability to pay amounts due on any indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in the accounting treatment for convertible debt securities that may be settled in cash, such as the 2025 Notes and the 2029 Notes, could have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-

converted” method, diluted earnings per share will generally be calculated assuming that the 2025 Notes and the 2029 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security. Because we will be permitted to settle conversions of the notes in cash, shares of common stock, or a combination thereof, the “if-converted” method for calculating diluted earnings per share is expected to be required with respect to the 2025 Notes and 2029 Notes. Further amendments to these accounting standards may require us to reflect the notes in a manner that adversely affects our reported diluted earnings per share.

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

We have significant debt and other obligations, which could adversely affect our financial health and our ability to obtain financing in the future, and to react to changes in our business.

We have $675.0 million of principal amount of indebtedness outstanding as of December 31, 2024. In addition, we have 175,000 shares of Series A Preferred Stock outstanding.

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

Our ability to make scheduled payments of the principal of, to pay interest or dividends on or to refinance our indebtedness or our Series A Preferred Stock depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and our Series A Preferred Stock and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive to our stockholders. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our obligations and have a material adverse effect on our results of operations and financial condition.

Restrictive covenants in our Credit Agreement and in the Investors Rights Agreement may interfere with our ability to access the revolving credit facility under the Credit Agreement, or to obtain new financing or to engage in other business activities.

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

In addition, pursuant to our Credit Agreement and Investors Rights Agreement, we are required to comply with certain financial covenants consisting of a minimum liquidity test, and a total secured leverage test. As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that the Company will be able to maintain compliance with these covenants in the future and, if it fails to do so, that it will be able to obtain waivers from the lenders and/or amend the covenants. The Company’s failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in it being required to repay these borrowings before their due date and the lenders would be entitled to foreclose on collateral. If the Company is forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. In addition, we may be unable to access future borrowings under our revolving facility if we are unable to satisfy the applicable conditions precedent.

Risks Relating to Ownership of Our Class A Common Stock

We expect that our stock price will be volatile and may fluctuate or decline significantly.

The trading price of our Class A common stock has been and may continue to be volatile and subject to wide price fluctuations in response to various factors, including:

•actual or anticipated fluctuations in our quarterly financial reports and results of operations, including as a result of our failure to meet our financial outlook or analyst consensus, which was the case for our third quarter results in 2024;
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

These and other factors have and may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock, including any shares of Class A common stock they receive upon conversion of our convertible notes, and may otherwise negatively affect the liquidity of our Class A common stock. High volatility levels in the market price of our stock can lead to short seller attacks, particularly if retail investors or others holding “long” positions in our Class A common stock seek to counter short selling activity by purchasing additional shares, thus making it more difficult and more expensive for short sellers to profit. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such activity. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. We have been, and from time to time may become, subject to such litigation, and we could incur substantial costs defending a lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

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

The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes or the Series A Preferred Stock, or the perception that such conversions and sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate. As of February 14, 2025, 116,591,148 shares of our Class A common stock were outstanding. Up to a maximum of 15.8 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes and 4.4 million shares are reserved for issuance upon the conversion of our Series A Preferred Stock. Similarly, sales or issuances of substantial amounts of our Class A common stock in the public market by us or by our stockholders into the public market could cause the market price of our Class A common stock to decrease significantly.

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

General Risk Factors

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

Inflationary pressures, rising consumer costs and the current economic environment may have a negative effect on our margins, profitability and results of operations.

The broader U.S. economy experienced higher than expected inflationary pressures throughout 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Inflation levels remained at elevated level through 2024. Increasing inflationary pressures may have a negative effect on our profit margins and earnings due to associated costs increases, including as a result of their impact on our customers’ and other third parties’ ability to pay. Additionally, we face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. Failure to retain highly skilled employees due to wage inflation could have a material adverse impact on our business, results of operations or financial condition. See the risk factor captioned “Risk Factors—

Risks Relating to Our Business and Strategy—If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.” While we are unable to predict the direction of the economy or if inflation will increase or revert to normal levels, if inflation levels remain elevated for a sustained period of time, our margins, profitability and results of operations could be adversely affected. In addition, the U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. The cost of care could increase as a result of tariffs, sanctions or other changes in U.S. policy that negatively impact the import of certain medical devices, which could negatively impact our results of operations.

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

We maintain an incident response plan that includes processes to triage, assess severity for, escalate, contain, investigate and remediate material cybersecurity incidents, as well as to comply with potentially applicable legal obligations. As part of the above processes, we periodically engage with assessors, consultants, auditors, and other third-parties, including by periodically annually having a third-party/an independent Qualified Security Assessor review our cybersecurity program to help identify areas for improvement and/or compliance. Our risk management processes also address cybersecurity threat risks associated with our use of third-party service providers.

For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy and results of operations, see “Risk Factors – Risks Related to Data Protection Privacy, Cybersecurity, Intellectual Property and Technology” which is incorporated by reference into this Item 1C.

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

Our CISO is responsible for assessing and managing the Company’s material risks from cybersecurity threats. Our CISO has served in this role for the past five years, has more than 25 years of experience in the aggregate in various roles involving managing information security, technology infrastructure, IT operations and developing cybersecurity strategy, and is a Certified Information Systems Security Professional (“CISSP”).

Our CISO is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of and participation in the cybersecurity risk management and strategy process described above, including the operation of our incident response plan. As discussed above, our CISO reports to the Compliance and Regulatory Affairs Committee, about the risks from cybersecurity threats among other cybersecurity related matters and meets regularly with our Chief Technology Officer.

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 8,500 square feet of office space effective January 1, 2024 with a seven-year lease. We also lease offices throughout the United States, in Pune, India and Manila, Philippines. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 11” the total rental expense on operating leases, net of sublease income, was $8.3 million for the year ended December 31, 2024.

Item 3. Legal Proceedings

The discussion of legal proceedings included within “Part II – Item 8. Financial Statements - Note 10.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Market Information

Our Class A common stock is traded on the NYSE under the symbol “EVH.”

Holders

As of February 14, 2025, there were 77 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

Dividends

Series A Preferred Stock

For the year ended December 31, 2024, the Series A Preferred stockholders were paid dividends in the amount of $20.1 million. We expect to continue to pay dividends to the Series A Preferred stockholders pursuant to the terms of the Certificate of Designation of Cumulative Series A Convertible Preferred Shares.
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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the 5-years ended December 31, 2024, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on December 31, 2019, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

Recent Sales of Unregistered Securities, Purchases of Equity Securities by the Issuer or Affiliated Purchases or Other Stockholder Matters

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data” as well as “Part I - Item 1A. Risk Factors.

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

Specialty care represents a significant and fast-growing portion of healthcare costs in the United States, driven in part by the pace of development of new therapies and treatments. To manage these increasing costs, some health plans and other risk-bearing entities historically deployed cost containment strategies that can limit access to care and operate in narrow silos (for example, prior authorization for radiological studies being considered independently from a comprehensive chemotherapy regimen). We believe Evolent can bring an integrated approach to a patient’s condition across multiple specialties, using technology to recommend our evidence-based clinical pathways in a way that provides rapid feedback to the provider, seeks to remove barriers to care, and aligns financial incentives with the best evidence.

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

Acquisitions

On August 1, 2024, the Company completed its acquisition of certain assets of Machinify, Inc. and the exclusive, perpetual and royalty-free license of Machinify Auth. The acquisition consideration was $28.5 million which included $19.5 million of cash, $11.0 million which was paid upon closing and $8.5 million which was paid on November 1, 2024, as well as an earn-out consisting of additional consideration of up to $12.5 million payable in cash or shares of the Company’s Class A common stock at the election of the Company in the second quarter of 2025.
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

Credit Agreement Activity

On December 6, 2024 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement (as defined below) that provides new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $50.0 million (the “2024 Revolver Increase”, and together with the Initial Revolving Facility (as defined below) and the 2023 Revolver Increase (as defined below, the “Revolving Facility”), (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”), and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and together with the 2024 Revolver Increase and the 2024-A Delayed Draw Term Loan Facility, the “2024 Incremental Facilities”; the Initial Term Loan Facility (as defined below), the 2023 Additional Term Loans (as defined below), the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility are collectively referred to herein as the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “Credit Facilities”). Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 9 for a discussion of Amendment No. 3.

On January 29, 2025, the Company borrowed $125.0 million under its 2024-A Delayed Draw Term Loan and $75.0 million under its 2024-B Delayed Draw Term Loan. As of February 14, 2025, there was $262.5 million outstanding under the Company’s Credit Facilities, consisting of $125.0 million outstanding under 2024-A Delayed Draw Term Loan, $75.0 million outstanding under its 2024-B Delayed Draw Term Loan and $62.5 million outstanding under its Revolving Facility.

Series A Preferred Stock

In connection with the consummation of the acquisition of NIA, on January 20, 2023, we entered into a Securities Purchase Agreement pursuant to which the Company offered and sold an aggregate 175,000 shares of Series A Preferred Stock, at a purchase price of $960.00 per share, resulting in total gross proceeds to us of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Incremental Revolving Facility and Incremental Term Loan Facility, to finance the cash consideration payable for the acquisition of NIA and pay transaction fees and expenses. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 12” for additional discussion regarding the sale of Series A Preferred Stock.

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

Issuance of 2029 Notes

In December 2023, the Company issued $402.5 million aggregate principal amount of its 2029 Notes in a private placement to qualified institutional buyers within the meaning of Rule 144A of the Securities Act. The 2029 Notes were issued at an issue price of 100.00% of par for net proceeds of approximately $390.2 million, after deducting fees and expenses. We incurred $11.6 million of debt issuance costs in connection with the 2029 Notes. The Company used the net proceeds to prepay interest and prepayment premiums on outstanding borrowings and pay interest and prepayment premiums under its Term Loan Facility. Refer to “Part II – Item 8. Financial Statements and Supplementary Data – Note 9” for additional discussion regarding the 2029 Notes.

Industry Climate

Our results as of and for the year ended December 31, 2024 were impacted by higher-than-expected medical costs in our specialty Performance Suite business versus our previous expectations. This included two key components:

•Some of our partners submitted new claims data to us that we received and processed during the second half of 2024. These data files included higher expenses for claims paid during the first two quarters of 2024 than what these partners had previously submitted to us.
•The second half of 2024 saw an increase in specialty pharmacy costs industry-wide, particularly in oncology.

We believe high medical cost inflation in the second half of 2024 in our Performance Suite was driven by a confluence of factors, including significant increases in disease prevalence, Medicaid redetermination-based adverse selection, rapid increases in unit costs, post-COVID acuity increases and provider coding intensity. We are unable to predict how these broader dynamics will impact our business and results of operations in the future, but they could continue to impact our financial condition and results of operations and such future impacts could be material.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the year ended December 31, 2024. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2024	2023	2022
Cook County Health and Hospitals System	11.5%	15.7%	22.4%
Florida Blue Medicare, Inc.	12.9%	10.4%	11.5%
Humana Insurance Company	19.3%	12.0%	*
Molina Healthcare, Inc.	13.7%	13.5%	*
————————
*     Represents less than 10.0% of the respective balance.

Repositioning Costs

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan”). These initiatives include making organizational changes across the business that resulted in severance, termination benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses. Costs associated with the 2023 Repositioning Plan were recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The 2023 Repositioning Plan was completed during the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans for the years ended December 31, 2024 and 2023, respectively, by major type of cost (in thousands):

	For the Year Ended December 31,		Cumulative Amount Incurred Through December 31, 2024
	2024	2023
Severance and termination benefits	$1,835	$8,564	$10,399
Dedicated employee costs	1,185	6,900	8,085
Professional services	4,128	12,910	17,038
Office space consolidation	3,452	6,862	10,314
Total	$10,600	$35,236	$45,836

Segment Update

The Company made organizational changes, including re-evaluating its reportable segments, as a result of growth in our value-based specialty care business, both organically and through acquisitions. Effective during the three months ended March 31, 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker (“CODM”) evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, the Company collapsed its previous two segments, Evolent Health Services and Clinical Solutions into one segment.

We have one operating segment and one reportable segment as our CODM, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting policies in preparing our consolidated financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 2.”
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
See “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” in this Form 10-K for more information related to the 2024 goodwill impairment test.
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
Our gross unrecognized benefits are $2.6 million as of December 31, 2024. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.
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
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 21” in this Form 10-K for more information related our segments.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09, but does not expect the adoption to have a significant impact to our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's current financial position, results of operations or financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

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

Consolidated Results

(in thousands, except percentages)	For the Year Ended December 31,		Change Over Prior Period		For the Year Ended December 31,		Change Over Prior Period
	2024	2023	$	%	2023	2022	$	%
Revenue	$2,554,741	$1,963,896	$590,845	30.1%	$1,963,896	$1,352,013	$611,883	45.3%

Expenses
Cost of revenue	2,187,388	1,503,426	683,962	45.5%	1,503,426	1,035,429	467,997	45.2%
Selling, general and administrative expenses	263,050	358,110	(95,060)	(26.5)%	358,110	269,269	88,841	33.0%
Depreciation and amortization expenses	118,370	123,415	(5,045)	(4.1)%	123,415	67,195	56,220	83.7%
Loss on disposal of non-strategic assets	—	8,107	(8,107)	(100.0)%	8,107	—	8,107	100.0%
Right-of-use assets impairment	2,588	24,065	(21,477)	(89.2)%	24,065	—	24,065	100.0%
Loss on lease termination	18,922	—	18,922	—%	—	—	—	100.0%
Change in fair value of contingent consideration	4,908	17,984	(13,076)	(72.7)%	17,984	(23,522)	41,506	176.5%
Total operating expenses	2,595,226	2,035,107	560,119	27.5%	2,035,107	1,348,371	686,736	50.9%
Operating income (loss)	$(40,485)	$(71,211)	$30,726	43.1%	$(71,211)	$3,642	$(74,853)	(2,055.3)%

Cost of revenue as a % of revenue	85.6%	76.6%			76.6%	76.6%
Selling, general and administrative expenses as a % of revenue	10.3%	18.2%			18.2%	19.9%

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. A discussion of our results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended December 31, 2023.

Comparison of the Results for Year Ended December 31, 2024 to 2023

Revenue

Total revenue increased by $590.8 million, or 30.1%, to $2,554.7 million for the year ended December 31, 2024, as compared to 2023. The increase in revenue is primarily from $512.1 million from new and existing Performance Suite contracts, $97.7 million from transitioning a customer from Specialty Technology and Services Suite to the Performance Suite and $42.1 million from new Specialty Technology and Services Suite contracts. Growth was also offset in part by a $39.8 million reduction in revenue from the run out of an Administrative Services contract, and by a reduction in Medicaid membership nationwide as a result of the end of the PHE.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Year Ended December 31,
	2024	2023
Medicaid	$862,401	$785,053
Medicare	1,045,921	708,853
Commercial and other	646,419	469,990
Total	$2,554,741	$1,963,896

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members for the year ended December 31, 2024 and 2023 (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Year Ended December 31,		For the Year Ended December 31,
	2024	2023	2024	2023
Performance Suite	7,003	4,236	$21.44	$23.90
Specialty Technology and Services Suite	73,339	69,494	0.38	0.36
Administrative Services	1,246	1,831	15.92	13.48
Cases	60	61	2,967	2,575

Average Unique Members	40,475	41,430

Cost of Revenue

Cost of revenue increased by $684.0 million, or 45.5%, to $2,187.4 million for the year ended December 31, 2024, as compared to 2023, principally as a result of the 30.1% growth in our revenue compared to year ended December 31, 2023. The increase included approximately $685.6 million of higher claims cost compared to the prior year period, which is attributable to higher medical expenses in certain Performance Suite markets relating to higher disease prevalence and acuity of certain populations inclusive of $105.0 million related to transitioning certain Specialty and Technology Service Suite customers to Performance Suite. The growth in medical expenses was attributable in part to an increase in the prevalence of cancer and cardiovascular disease in the populations we manage, as well as an increase in the cost per active patient under treatment. We believe the increase in cost per active patient under treatment was driven principally by growth in high-cost therapies, including immune checkpoint inhibitors. Overall, the company faced higher medical costs but managed to reduce some expenses through strategic measures. These increases were offset in part by a decrease of $7.8 million from lower personnel costs.

Approximately $4.6 million and $1.7 million of total cost of revenue was attributable to stock-based compensation expense for the year ended December 31, 2024, and 2023, respectively. Cost of revenue represented 85.6% and 76.6% of total revenue for the year ended December 31, 2024, and 2023 respectively. Our cost of revenue increased as a percentage of our total revenue due to higher medical costs with the rapid growth of our Performance Suite solution, which has a lower gross margin and longer maturation profile than our other product types and acceleration in specialty oncology pharmacy costs. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $95.1 million, or 26.5%, to $263.1 million for the year ended December 31, 2024, as compared to 2023. The decrease was primarily driven by lower TSA fees related to our NIA acquisition of $13.5 million recorded in 2023, $24.6 million of lower professional fees as a result of the 2023 Repositioning Plan, a $25.8 million decrease in personnel costs as a result of lower headcount and bonus accruals and lower bad debt expense of $7.0 million due to collection timing from our customers, lower stock compensation of $3.7 million due to the achievement and change in projected achievement of certain performance measurements and lower lease expense of $5.3 million due to the termination of certain leases.

Approximately $35.2 million and $38.8 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the year ended December 31, 2024 and 2023, respectively. Acquisition and severance costs accounted for approximately $5.8 million and $16.6 million of total selling, general and administrative expenses for the year ended December 31, 2024 and 2023, respectively. Selling, general and administrative expenses represented 10.3% and 18.2% of total revenue for the year ended December 31, 2024, as compared to 2023, respectively, driven in part by the Company’s 2023 Repositioning Plan which concluded in the second quarter of 2024.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $5.0 million, or 4.1%, to $118.4 million for the year ended December 31, 2024, as compared to 2023 primarily to fully amortizing our NCH technology intangible and provider network contracts in 2023 resulting in lower amortization of $4.1 million and $1.4 million, respectively, offset, in part by $1.1 million of accelerated amortization on our retired trade names. Depreciation and amortization expenses include $68.9 million and $74.8 million for the year ended December 31, 2024 and 2023, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Right-of-Use Asset Impairment

During the year ended December 31, 2024, the Company decommissioned its Alpharetta, GA and Brea, CA leases and wrote off the associated right-of-use asset, recognizing an impairment charge of $2.6 million in right-of-use assets impairment on the consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2023, the Company decommissioned its Chicago, IL lease and wrote off the associated right-of-use asset, recognizing an impairment charge of $24.1 million in right-of-use assets impairment on the consolidated statements of operations and comprehensive income (loss).

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024 and recognized the impact of a $39.8 million termination penalty in its operating lease liability - current and operating lease liability - noncurrent on its consolidated balance sheet. The termination payment will consist of payments of $1.7 million, $23.0 million and $15.0 million to be paid in 2024, 2025 and 2026, respectively.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $4.9 million for the year ended December 31, 2024 primarily related to the final payment of $88.8 million on our NIA earnout in April 2024 and annual incentive payments of $3.1 million to Evolent Care Partners providers based on membership attribution, offset in part by $7.1 million reduction on our Machinify earnout. We recorded $18.0 million for the year ended December 31, 2023 related to the liabilities acquired as a result of the acquisitions of NIA and IPG in August 2022. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in this Form 10-K for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense for the year ended December 31, 2024 is primarily attributable to our Credit Agreement with Ares as well as the 2024 Notes and 2025 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $24.7 million, $54.2 million and $15.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in interest expense for the year ended December 31, 2024 compared to 2023 is driven by the repayment of our Ares Term Loan Facility in December 2023, offset by the increase in interest expense as a result of the issuance of our 2029 Notes.

The increase in interest expense for the year ended December 31, 2023 compared to 2022 is driven primarily by interest expense incurred on our Loans to fund the NIA and IPG acquisitions. We expect interest expense to increase in future periods after we borrowed additional amounts under our Committed Facilities. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” and “Part II - Item 8. Financial Statements and Supplementary Data - Note 25” in this Form 10-K for more information related to interest expense by debt issuance.

Gain from Equity Method Investees

The Company allocated its proportional share of the investees’ earnings and losses each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $(3.4) million, $1.3 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The change in gain (loss) from equity method investees for the year ended December 31, 2024, compared to 2023 and 2022 is driven primarily by loss recognition from a joint venture that could potentially be terminated through the exercise of a put option in the first half of 2025.

Loss on Extinguishment/Repayment of Long-Term Debt, Net

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

Benefit from Income Taxes

A benefit from income taxes of $1.4 million, $89.4 million and $43.4 million was recognized for the years ended December 31, 2024, 2023 and 2022, respectively, which resulted in effective tax rates of 2.2%, 44.2% and 69.9%, respectively.

Dividends and Accretion of Series A Preferred Stock

We pay quarterly regular cash dividends on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. In addition, we accrete deferred financing costs and the redemption value in excess of par value in additional paid-in-capital on the consolidated balance sheets. The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Cash dividends on Series A Preferred Stock	20,085	18,793	—
Accretion of deferred financing costs and redemption value in excess of par	$11,746	$10,427	$—
Total dividends and accretion of Series A Preferred Stock	$31,831	$29,220	$—

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $93.5 million, $142.3 million and $19.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had $104.2 million of cash and cash equivalents and $74.3 million in restricted cash and restricted investments.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows”:

	For the Year Ended December 31,
	2024	2023	2022
Net cash and restricted cash provided by (used in) operating activities	$18,765	$142,582	$(11,553)
Net cash and restricted cash used in investing activities	(62,932)	(415,544)	(259,115)
Net cash and restricted cash (used in) provided by financing activities	(565)	281,340	131,541

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows provided by operating activities of $18.8 million for the year ended December 31, 2024 were affected by increases in accounts receivable of $32.1 million from timing of our partner and vendor payments including higher cash receipts from certain performance-based customers, offset by a reduction reserve for claims and performance-based arrangements of $85.3 million due to the timing of claims payments and a reduction in accrued compensation and benefits of $22.7 million due to the timing of 2023 bonus payments, severance of $2.9 million and payments for office lease consolidation and termination of $8.4 million. Of the total $88.8 million in NIA contingent consideration paid in the period, $22.2 million represented a change in fair value of NIA contingent consideration in excess of the initial fair value at the acquisition date through payment date, and is therefore presented in cash flows provided by operating activities under changes in accrued expenses.

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

Investing Activities

Cash flows used in investing activities of $62.9 million in the year ended December 31, 2024 were primarily attributable to cash paid for asset acquisitions and business combinations of $30.7 million which is inclusive of $19.5 million for the purchase of Machinify and $3.0 million for investment in future equity notes, and $24.9 million of investments in internal-use software and purchases of property and equipment.

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

Financing Activities

Cash flows used in financing activities of $0.6 million in the year ended December 31, 2024 were primarily related to $20.1 million of preferred dividends paid on our Series A Preferred Stock and $15.7 million from withholding taxes paid on of vested restricted stock units that were net settled. Additional cash used in financing activities include the portion of the NIA contingent consideration representing the fair value at the acquisition date of $66.6 million, offset in part by $62.5 million borrowed under the Revolving Facility and $43.5 million related to changes in working capital balances related to claims processing.

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
Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of December 31, 2024, were as follows (including as discussed in the narrative below):

	2025	2026-2027	2028-2029	2030+	Total
Operating leases for facilities	$27,610	$21,727	$3,155	$1,663	$54,155
Purchase obligations related to vendor contracts	12,284	13,758	101	—	26,143
Convertible notes interest payments (1)	16,675	28,175	28,176	—	73,026
Convertible notes principal repayment	172,500	—	402,500	—	575,000
Contingent consideration (2)	5,000	—	—	—	5,000
Total known contractual obligations	$234,069	$63,660	$433,932	$1,663	$733,324
————————
(1)Refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for additional information on payment dates for our convertible notes interest.
(2)Represents the fair value of earn-out consideration related to the Machinify transaction and annual incentive payments to Evolent Care Partners providers based on membership attribution. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” for further details of the Company’s contingent consideration obligations.

As of December 31, 2024, there was $100.0 million outstanding under the Company’s Revolving Facility. On January 29, 2025, the Company borrowed $125.0 million under its 2024-A Delayed Draw Term Loan and $75.0 million under its 2024-B Delayed Draw Term Loan. As of February 14, 2025, there was $262.5 million outstanding under the Company’s Credit Facilities, consisting of $125.0 million outstanding under its 2024-A Delayed Draw Term Loan, $75.0 million outstanding under its 2024-B Delayed Draw Term Loan and $62.5 million outstanding under its Revolving Facility. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company expects to use the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities, potentially including the Company’s 2025 Notes.

In addition, as of December 31, 2024, we had 175,000 shares of the Series A Preferred Stock outstanding. Regular dividends on the Series A Preferred Stock are paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments from time to time may, and some do, include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. One of our investments includes a put option that may be exercised by our joint venture partner in the first half of 2025 which, if exercised, would require us to acquire the interests in the joint venture that we do not own for a price of approximately $52 million.

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the year ended December 31, 2024, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments of $74.3 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $55.8 million, collateral for letters of credit required as security deposits for facility leases of $1.9 million, amounts held with financial institutions for risk-sharing arrangements of $16.6 million as of December 31, 2024. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the year ended December 31, 2024, prepaid and other current assets decreased due to lower non-trade accounts receivable of $1.0 million, offset by trade receivables related to certain customers that have the legal right to net payment for amounts due from customers and claims payable of $5.4 million.

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

Interest Rate Risk

As of December 31, 2024, the Company had cash and cash equivalents and restricted cash and restricted investments of $178.5 million, which consisted of bank deposits with FDIC participating banks of $169.8 million and bank deposits in international banks of $8.7 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of December 31, 2024, we had $575.0 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates. In addition, as of December 31, 2024, we have $175.0 million of Series A Preferred Stock outstanding, which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. As of February 14, 2025, there was $262.5 million outstanding under the Company’s Credit Facilities, consisting of $125.0 million outstanding under its 2024-A Delayed Draw Term Loan, $75.0 million outstanding under its 2024-B Delayed Draw Term Loan and $62.5 million outstanding under its Revolving Facility, all of which is subject to interest rates based on the SOFR. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00%, (b) the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00% and (c) the 2024-A Delayed Draw Term Loan and 2024-B Delayed Draw Term Loan, interest is calculated at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%. For every 1% increase in SOFR, the Company would record additional interest expense of $2.63 million per annum and preferred dividends of $1.75 million per annum.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in mezzanine and shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Reserve for Claims and Performance-Based Arrangements — Refer to Note 22 to the financial statements

Critical Audit Matter Description

Reserves for claims and performance-based arrangements includes reserves for the ultimate cost of claims that have been incurred but not reported (IBNR). The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate IBNR liability along with a margin for adverse deviation. IBNR is calculated using completion factors developed by comparing the claim incurred date to the date claims were paid. Key assumptions include current payment experience, trend factors, and completion factors. Completion factors are impacted by several key items including changes in (1) electronic (auto-adjudication) versus manual claim processing, (2) provider claims submission rates, (3) membership, and (4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates IBNR for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

For more recent months, and for newer lines of business where there is insufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trends and expected loss ratio analyses that reflect expected claim payment patterns and other relevant operational considerations or authorization analyses. For each reporting period, the Company compares key assumptions used to establish IBNR to actual experience. When actual experience differs from these assumptions, IBNR is adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine IBNR requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

We identified IBNR as a critical audit matter because the development of the reserve involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the IBNR included the following, among others:
•We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for estimating IBNR. This included testing management review controls over the assumptions and data used in supporting the measurement of IBNR.
•With the assistance of our actuarial specialists, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate IBNR by comparing them with historical experience, consistency with generally accepted actuarial methodologies used within the industry, and observable healthcare trend levels within the markets the Company operates.
•With the assistance of our actuarial specialists, we used the Company’s underlying claims and membership data to develop an independent range of estimates and compared management’s recorded IBNR to our range.
•We tested the underlying data that served as the basis for the actuarial analysis, including claims lag triangles and membership data, to test that the inputs to the actuarial estimate were complete and accurate.
•We performed a retrospective review in which we compared the total IBNR at the end of the prior year to actual paid claims in the current year for prior year dates of service.
•Additionally, we evaluated management’s disclosures surrounding IBNR.

/s/ Deloitte & Touche LLP

McLean, VA
February 20, 2025

We have served as the Company's auditor since 2019.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$104,203	$192,825
Restricted cash and restricted investments	59,295	13,768
Accounts receivable, net (1)	414,681	446,749
Prepaid expenses and other current assets	28,938	30,331
Total current assets	607,117	683,673
Restricted cash and restricted investments	14,998	16,864
Investments and equity method investees	8,588	4,895
Property and equipment, net	73,151	78,194
Right-of-use assets - operating	6,134	11,983
Prepaid expenses and other noncurrent assets	3,569	4,028
Contract cost assets	13,378	12,120
Intangible assets, net	680,156	752,009
Goodwill	1,137,320	1,116,542
Total assets	$2,544,411	$2,680,308
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$96,025	$48,246
Accrued liabilities	66,361	149,849
Operating lease liability - current	26,717	9,738
Accrued compensation and employee benefits	33,719	56,385
Deferred revenue	2,507	5,976
Short-term debt, net	171,467	—
Reserve for claims and performance - based arrangements	318,705	404,048
Total current liabilities	715,501	674,242
Long-term debt, net	490,520	597,049
Other long-term liabilities	2,984	3,637
Tax receivables agreement liability	108,105	107,932
Operating lease liabilities - noncurrent	24,969	38,009
Deferred tax liabilities, net	10,900	13,311
Total liabilities	1,352,979	1,434,180
Commitments and Contingencies (See Note 10)
Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 issued, respectively	190,173	178,427
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 116,575,773 and 115,424,833 shares issued, respectively	1,166	1,154
Additional paid-in-capital	1,803,786	1,808,121
Accumulated other comprehensive loss	(1,753)	(1,257)
Retained earnings (accumulated deficit)	(780,817)	(719,194)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders' equity	1,001,259	1,067,701
Total liabilities, mezzanine equity and shareholders' equity	$2,544,411	$2,680,308

(1) See Note 19 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenue(1)	$2,554,741	$1,963,896	$1,352,013
Expenses
Cost of revenue (1)	2,187,388	1,503,426	1,035,429
Selling, general and administrative expenses (1)	263,050	358,110	269,269
Depreciation and amortization expenses	118,370	123,415	67,195
Loss on disposal of non-strategic assets	—	8,107	—
Right-of-use assets impairment	2,588	24,065	—
Loss on lease termination	18,922	—	—
Change in fair value of contingent consideration	4,908	17,984	(23,522)
Total operating expenses	2,595,226	2,035,107	1,348,371
Operating income (loss)	(40,485)	(71,211)	3,642
Interest income	5,544	5,256	1,369
Interest expense	(24,722)	(54,205)	(15,572)
Gain (loss) from equity method investees	(3,441)	1,290	4,569
Loss on extinguishment/repayment on long-term debt, net	—	(21,010)	(10,192)
Change in tax receivables agreement liability	(173)	(61,982)	(45,950)
Other income (expense), net	241	(543)	57
Loss before income taxes	(63,036)	(202,405)	(62,077)
Benefit from income taxes	(1,413)	(89,365)	(43,376)
Loss from continuing operations	(61,623)	(113,040)	(18,701)
Loss from discontinued operations, net of tax (2)	—	—	(463)
Loss before preferred dividends and accretion of Series A Preferred Stock	(61,623)	(113,040)	(19,164)
Dividends and accretion of Series A Preferred Stock	(31,831)	(29,220)	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(93,454)	$(142,260)	$(19,164)

Loss per common share
Basic and diluted	$(0.81)	$(1.28)	$(0.20)

Weighted-average common shares outstanding
Basic and diluted	114,682	111,251	93,699

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(93,454)	$(142,260)	$(19,164)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(496)	(79)	(816)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(93,950)	$(142,339)	$(19,980)
————————
(1)See Note 19 for amounts attributable to unconsolidated related parties included in these line items.
(2)Includes $0.5 million loss on disposal of discontinued operations for the year ended December 31, 2022.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(in thousands)

	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	90,759	$908	$1,340,989	$(362)	$(626,779)	$(21,123)	$693,633
Cumulative-effect adjustment from adoption of ASC 2020-06	—	—	—	—	(106,172)	—	39,789	—	(66,383)
Stock-based compensation expense	—	—	—	—	33,981	—	—	—	33,981
Exercise of stock options	—	—	651	6	4,446	—	—	—	4,452
Restricted stock units vested, net of shares withheld for taxes	—	—	496	5	(7,091)	—	—	—	(7,086)
Leveraged stock units vested, net of shares withheld for taxes	—	—	459	5	(11,237)	—	—	—	(11,232)
Exchange of 2024 Notes	—	—	5,394	54	101,803	—	—	—	101,857
Shares issued for acquisition	—	—	3,742	37	130,138	—	—	—	130,175
Foreign currency translation adjustment	—	—	—	—	—	(816)	—	—	(816)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(19,164)	—	(19,164)
Balance as of December 31, 2022	—	—	101,501	1,015	1,486,857	(1,178)	(606,154)	(21,123)	859,417
Stock-based compensation expense	—	—	—	—	40,501	—	—	—	40,501
Exercise of stock options	—	—	1,406	14	12,505	—	—	—	12,519
Restricted stock units vested, net of shares withheld for taxes	—	—	630	6	(11,323)	—	—	—	(11,317)
Performance stock units vested, net of shares withheld for taxes	—	—	202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	1,040	10	(10)	—	—	—	—
2024 Note conversion	—	—	1,294	13	23,060	—	—	—	23,073
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payments of earn-outs	—	—	877	9	28,542	—	—	—	28,551
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(79)	—	—	(79)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	10,427	—	—	(29,220)	—	(113,040)	—	(142,260)
Balance as of December 31, 2023	175	178,427	115,425	1,154	1,808,121	(1,257)	(719,194)	(21,123)	1,067,701
Stock-based compensation expense	—	—	—	—	39,746	—	—	—	39,746
Exercise of stock options	—	—	335	4	3,457	—	—	—	3,461
Restricted stock units vested, net of shares withheld for taxes	—	—	611	6	(11,141)	—	—	—	(11,135)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(496)	—	—	(496)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	11,746	—	—	(31,831)	—	(61,623)	—	(93,454)
Balance as of December 31, 2024	175	$190,173	116,576	$1,166	$1,803,786	$(1,753)	$(780,817)	$(21,123)	$1,001,259
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows Provided by (Used In) Operating Activities
Net loss before preferred dividends and accretion of Series A preferred stock	$(61,623)	$(113,040)	$(19,164)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	4,908	17,984	(23,522)
Loss on disposal of non-strategic assets	—	8,107	—
Loss on discontinued operations	—	—	463
Loss (gain) from equity method investees	3,441	(1,290)	(4,569)
Depreciation and amortization expenses	118,370	123,415	67,195
Stock-based compensation expense	39,746	40,501	33,981
Deferred tax benefit	(2,989)	(93,254)	(45,608)
Amortization of contract cost assets	4,798	10,944	23,056
Amortization of deferred financing costs	3,547	3,812	2,302
Loss on extinguishment/repayment of debt, net	—	21,010	10,192
Right-of-use asset impairment	2,588	24,065	—
Loss on lease termination	18,922	—	—
Change in tax receivables agreement liability	173	61,982	45,950
Right-of-use operating assets	3,261	16,625	2,500
Other current operating cash inflows (outflows), net	180	(171)	2,612
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	32,062	(164,694)	(102,980)
Prepaid expenses and other current and non-current assets	4,510	(10,613)	1,673
Contract cost assets	(6,056)	(5,602)	(7,693)
Accounts payable	4,248	(6,723)	13,165
Accrued liabilities	(24,198)	23,653	(28,791)
Operating lease liabilities	(14,983)	(15,373)	(2,983)
Accrued compensation and employee benefits	(22,675)	(2,052)	447
Deferred revenue	(3,469)	(263)	(6,508)
Reserve for claims and performance-based arrangements	(85,343)	204,318	28,436
Other long-term liabilities	(653)	(759)	(1,707)
Net cash and restricted cash provided by (used in) operating activities	18,765	142,582	(11,553)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(30,725)	(388,246)	(248,111)
Proceeds from transfer of membership and release of Passport escrow	—	—	30,969
Disposal of non-strategic assets and divestiture of discontinued operations, net	—	577	(9,164)
Return of equity method investments	7	870	5,552
Purchases of investments and contributions to equity method investees	(7,321)	—	—
Investments in internal-use software and purchases of property and equipment	(24,893)	(28,745)	(38,361)
Net cash and restricted cash used in investing activities	(62,932)	(415,544)	(259,115)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	43,537	(1,514)	(59,449)
Payment of contingent consideration	(70,355)	(46,873)	—
Proceeds from stock option exercises	3,461	12,519	4,452
Proceeds from issuance of long-term debt, net of offering costs	58,576	647,494	219,740
Repayment of long-term debt	—	(464,201)	—
Distributions to Sponsors	—	—	(14,884)
See accompanying Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2024	2023	2022
Proceeds from issuance of preferred stock, net of offering costs	—	168,000	—
Payment of preferred dividends	(20,085)	(18,793)	—
Taxes withheld and paid for vesting of equity awards	(15,699)	(15,292)	(18,318)
Net cash and restricted cash (used in) provided by financing activities	(565)	281,340	131,541
Effect of exchange rate on cash and cash equivalents and restricted cash	(229)	(79)	(657)
Net (decrease) increase in cash and cash equivalents and restricted cash	(44,961)	8,299	(139,784)
Cash and cash equivalents and restricted cash as of beginning-of-period	223,457	215,158	354,942
Cash and cash equivalents and restricted cash as of end-of-period	$178,496	$223,457	$215,158

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

As of December 31, 2024, the Company had unrestricted cash and cash equivalents of $104.2 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

The Company made organizational changes, including re-evaluating its reportable segments, as a result of growth in our value-based specialty care business, both organically and through acquisitions. Effective during the three months ended March 31, 2023, the Company changed its reportable segments to reflect changes in the way its chief operating decision maker (“CODM”) evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, the Company collapsed its previous two segments, Evolent Health Services and Clinical Solutions into one segment.

We have one operating segment and one reportable segment as our CODM, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Our consolidated financial statements include the accounts of all subsidiaries.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows are summarized below.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles assets, goodwill and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets, stock-based compensation, deferred income taxes and valuation allowance, contingent liabilities, purchase price allocation in taxable stock transactions and useful lives of intangible assets.

Principles of Consolidation

The consolidated financial statements include the accounts of Evolent Health, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company holds materially all of our cash in bank deposits with the Federal Deposit Insurance Corporation (“FDIC”) participating banks at cost which approximates fair value.

Restricted Cash and Restricted Investments

Restricted cash and restricted investments include cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	December 31,
	2024	2023
Collateral for letters of credit for facility leases (1)	$1,903	$2,132
Collateral with financial institutions (2)	16,590	16,237
Claims processing services (3)	55,800	12,263
Total restricted cash and restricted investments	$74,293	$30,632

Current restricted cash	$59,295	$13,768
Total current restricted cash and restricted investments	$59,295	$13,768

Non-current restricted cash	$14,998	$16,864
Total non-current restricted cash and restricted investments	$14,998	$16,864
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. See Note 11 for further discussion of our lease commitments.
(2)Represents collateral held with financial institutions for risk-sharing and other arrangements which are held in a FDIC participating bank account. See Note 18 for discussion of fair value measurement.
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash and restricted investments reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$104,203	$192,825
Restricted cash and restricted investments	74,293	30,632
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$178,496	$223,457

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates for the allowance for doubtful accounts and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. See Note 6 for additional discussion regarding accounts receivable and allowances.

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of our reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds our reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment test conducted during 2024 and 2023.

Intangible Assets, Net

Identified intangible assets are recorded at their estimated fair values at the date of acquisition and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used.

The following summarizes the estimated useful lives by asset classification:

Customer relationships	11 - 25 years
Technology	5 years
Provider network contracts	2 - 5 years

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names were fully amortized by December 2024.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of December 31, 2024 and 2023, approximately 67% and 57%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of December 31, 2024, approximately 23% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care management solution.

Long-term Debt

Convertible notes and amounts borrowed under our Credit Agreement are carried at cost, net of debt discounts and issuance costs, as long-term debt on the consolidated balance sheets. The debt discounts and issuance costs are amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and we accrue interest expense monthly based on the annual coupon rate. See Note 9 for further discussion regarding our convertible notes and Credit Agreement.

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

Cost of Revenue

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of partners. Costs consist primarily of employee-related expenses (including compensation, payroll taxes, benefits and stock-based compensation), expenses for TPA support and other services, as well as other professional fees and technology services. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through capitated arrangements.

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

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards vest over a three or four-year period and stock options expire 10 years from the date of grant. We expense the fair value of stock-based awards granted under our incentive compensation plans. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in cost of revenue and selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). We recognize share-based award forfeitures as they occur.

Income Taxes

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to the extent required. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2024 and 2023, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the United States, India and the Philippines and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

Loss per Common Share

Basic loss per common share is computed by dividing net loss available to Class A common shareholders of Evolent Health, Inc. by the weighted-average number of Class A common shares outstanding. For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to Class A common shareholders by the weighted average number of Class A common shares plus the weighted average number of Class A common shares assuming the conversion of our convertible notes, as well as the impact of all potential dilutive common shares, consisting primarily of common stock options and unvested restricted stock awards using the treasury stock method and our Series A Preferred Stock. For periods of net loss, shares used in the diluted loss per share calculation represent basic shares as using potentially dilutive shares would be anti-dilutive.

Fair Value Measurement

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. Our consolidated balance sheets include various financial instruments (primarily cash not held in money market funds, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities) that are carried at cost which approximates fair value. Refer to Note 18 for further discussion regarding fair value measurement.

Convertible Preferred Equity

Our shares of Convertible Preferred Equity are classified within temporary equity, as events outside the Company’s control triggers such shares to become redeemable. Costs associated with the issuance of redeemable preferred stock are presented as discounts to the carrying value of the redeemable preferred stock and are amortized using the effective interest method, over the term of the Convertible Preferred Equity. Refer to Note 12 for further discussion of our Convertible Preferred Equity.

Note 3. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 21 for segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09, but does not expect the adoption to have a significant impact to our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's current financial position, results of operations or financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

Note 4. Transactions

Business Combinations
Machinify
On August 1, 2024, the Company completed its acquisition of certain assets of Machinify, Inc. and the exclusive, perpetual and royalty-free license of Machinify Auth, a software platform that leverages the latest advances in artificial intelligence (“Machinify”). The acquisition consideration was $28.5 million which included $19.5 million of cash, $11.0 million which was paid upon closing and $8.5 million which was paid on November 1, 2024, as well as an earn-out consisting of additional consideration of up to $12.5 million payable in cash or shares of the Company’s Class A common stock at the election of the Company in the second quarter of 2025. As of August 1, 2024, the contingent consideration was fair valued at $9.0 million. See Note 18 for additional information regarding the fair value determination of the earn-out consideration.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of August 1, 2024, as follows (in thousands):

Purchase consideration:
Cash	$19,500
Fair value of contingent consideration	9,000
Total consideration	$28,500

Identifiable intangible assets acquired:
Technology	$7,700
Total identifiable intangible assets acquired	7,700

Liabilities assumed:
Accrued compensation and employee benefits	9
Total liabilities assumed	9

Goodwill	20,809
Net assets acquired	$28,500
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
Total acquisition consideration, net of cash on hand and certain closing adjustments, was $715.7 million, based on the closing price of the Company’s Class A common stock on the NYSE on January 20, 2023. The acquisition consideration consisted of approximately $387.8 million of cash consideration (inclusive of certain post-closing adjustments), 8.5 million shares of the Company’s Class A common stock, fair valued at $261.3 million as of January 20, 2023, and an earn-out consisting of additional consideration of up to $150.0 million payable in cash and, at the Company’s election, up to 50% in shares of the Company’s Class A common stock. As of January 20, 2023, the contingent consideration was fair valued at $66.6 million. See Note 18 for additional information regarding the fair value determination of the earn-out consideration.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of January 20, 2023 as follows (in thousands):

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
————————
(1)Goodwill acquired does not include $1.0 million of measurement period adjustments and $2.4 million in goodwill written off upon disposal of non-strategic assets.

The fair value of the receivables acquired, as shown in the table above, approximates the gross contractual amounts and is expected to be collectible in full. Identifiable intangible assets associated with customer relationships, technology and the corporate trade name will be amortized on a straight-line basis over their preliminary estimated useful lives of 15 years, 5 years and 2 years, respectively. The customer relationships are primarily attributable to existing contracts with current customers. The technology consists primarily of proprietary software that supports NIA’s core business applications and specialty business. The corporate trade name reflects the value that we believe the NIA brand name carries in the market, however due to organization changes we retired the NIA trade name in December 2024. The fair value of the intangible assets was determined using the income approach and the relief from royalty approach. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The relief from royalty approach estimates the fair value of an asset by calculating how much an entity would have to spend to lease a similar asset. Goodwill is calculated as the difference between the acquisition date fair value of the total consideration and the fair value of the net assets acquired and represents the future economic benefits that we expect to achieve as a result of the acquisition. The Company received carryover tax basis in the assets and liabilities acquired; accordingly, the Company recognized net deferred tax liabilities associated with the difference between the book basis and the tax basis for the assets and liabilities acquired. The goodwill is not deductible for tax purposes. Additionally, a tax benefit of $56.1 million was recorded in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023, to account for the valuation allowance release primarily related to the acquired intangible assets, which resulted in a deferred tax liability that provided a source of income supporting realization of other deferred tax assets.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Medicaid	$862,401	$785,053	$559,362
Medicare	1,045,921	708,853	458,413
Commercial and other	646,419	469,990	334,238
Total	$2,554,741	$1,963,896	$1,352,013

Performance Suite	$1,801,879	$1,214,661	$808,642
Specialty Technology and Services Suite	338,306	296,366	51,898
Administrative Services	238,036	296,244	407,523
Cases	176,520	156,625	83,950
Total	$2,554,741	$1,963,896	$1,352,013
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $18.7 million of transaction price to performance obligations that are unsatisfied as of December 31, 2024. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 100% of these remaining performance obligations by December 31, 2025. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Short-term receivables (1)	$413,346	$446,220
Short-term deferred revenue	2,507	5,976
Long-term deferred revenue	—	1,173
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the year ended December 31, 2024 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$7,149
Reclassification to revenue, as a result of performance obligations satisfied	(5,672)
Cash received in advance of satisfaction of performance obligations	1,030
Balance as of end of period	$2,507

The amount of revenue, excluding customer discounts of $7.7 million and $6.3 million for the year ended December 31, 2024 and 2023, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $23.0 million, $37.2 million and $36.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and 2023, the Company had $2.9 million and $2.8 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $1.1 million, $1.8 million and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and 2023, the Company had $10.4 million and $9.3 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $3.7 million, $9.2 million and $20.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we did observe a modest decrease in delinquencies with certain partners’ mainly due to timing of payments which resulted in a higher provision for credit losses for the year ended December 31, 2024.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	December 31,
	2024	2023
Current	54%	54%
Past due 1-60 days	15%	17%
Past due 61+ days	31%	29%
Accounts receivable, net of allowance	$420,914	$472,350

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Year Ended December 31,
	2024	2023
Balance as of beginning of period	$(16,361)	$(10,180)
Acquisitions	—	(240)
Provision for credit losses	(4,803)	(10,773)
Charge-offs(1)	5,796	4,832
Balance as of end of period	$(15,368)	$(16,361)
————————
(1) Charge-offs for the years ended December 31, 2024 and 2023 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	December 31,
	2024	2023
Computer hardware	$14,734	$21,501
Furniture and equipment	983	1,297
Internal-use software development costs	235,831	212,913
Leasehold improvements	1,479	1,052
Total property and equipment	253,027	236,763
Accumulated depreciation expense	(179,876)	(158,569)
Total property and equipment, net	$73,151	$78,194

The Company capitalized $22.9 million, $23.8 million and $29.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $68.7 million and $70.9 million as of December 31, 2024 and 2023, respectively.

Depreciation expense related to property and equipment was $30.3 million, $32.4 million and $32.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which amortization expense related to capitalized internal-use software development costs was $25.6 million, $26.7 million and $27.0 million for the years ended December 31, 2024, 2023 and 2022 respectively.

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

2024 Goodwill Impairment Test

The Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, applicable tax rates, capital market assumptions and other subjective inputs. In our quantitative assessment, the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. A significant increase in the discount rate in isolation would result in a significantly lower fair value. The concluded fair value under the income approach exceeded carrying value of consolidated total assets by approximately $336.0 million, or 13.6%, as of October 31, 2024. As fair value was greater than carrying value under the income approach, goodwill was not impaired as of October 31, 2024. As of December 31, 2024, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of December 31, 2024.

2023 Goodwill Impairment Test

On October 31, 2023, the Company performed its annual goodwill impairment review for fiscal year 2023. In addition, the Company underwent organizational changes which required a reassessment of reporting units. As a result, the Company determined it has one reporting unit. Based on our qualitative assessment, we did not identify sufficient indicators of impairment that would suggest the fair value of our reporting unit was below its respective carrying values. As a result, a quantitative goodwill impairment analysis was not required.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$1,116,542	$722,774	$426,297
Goodwill acquired (1)	20,809	395,164	296,597
Measurement period adjustment	—	971	—
Goodwill disposal (2)	—	(2,363)	—
Foreign currency translation	(31)	(4)	(120)
Balance, end of period	$1,137,320	$1,116,542	$722,774
————————
(1)Goodwill acquired from the addition of IPG in August 2022, NIA in January 2023 and Machinify in August 2024 as described in Note 4.
(2)Goodwill written-off upon disposal of non-strategic assets.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	December 31, 2024				December 31, 2023
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	1.0	$51,965	$30,288	$21,677
Customer relationships	13.5	806,668	186,377	620,291	14.5	806,668	139,150	667,518
Technology	3.0	169,715	117,924	51,791	3.8	162,015	101,566	60,449
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	4.8	26,522	18,448	8,074	1.1	18,054	15,689	2,365
Total intangible assets, net		$1,056,088	$375,932	$680,156		$1,039,920	$287,911	$752,009

Amortization expense related to intangible assets was $88.1 million, $91.0 million and $35.2 million for the years ended December 31, 2024, 2023 and 2022 respectively.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2024, is as follows:

2025	$66,203
2026	65,953
2027	63,211
2028	51,277
2029	48,864
Thereafter	384,648
Total future amortization of intangible assets	$680,156

As part of the organizational changes as a result of growth in our value-based specialty care business, we will sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names were fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the year ended December 31, 2024 that require an impairment test for our intangible assets.

Note 9. Long-term Debt

Terms of Convertible Senior Notes

The Company issued $117.1 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2024 in August 2020 (the “2024 Notes”) in privately negotiated exchange and/or subscription agreements, $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 in October 2018 (the “2025 Notes”) in private placements to qualified institutional buyers within the meaning of Rule 144A under the Securities Act and $402.5 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2029 in December 2023 (the “2029 Notes,” and together with the 2024 Notes and 2025 Notes, the “Convertible Senior Notes”), in private placements to qualified institutional buyers within the meaning of Rule 144A under the Securities Act. All 2025 Notes and 2029 Notes will mature on the date in the table below, unless earlier repurchased, redeemed or converted in accordance with their respective terms prior to such date. The Company redeemed all outstanding 2024 Notes on October 13, 2023.

The Convertible Senior Notes are recorded on our accompanying consolidated balance sheets at their net carrying values. All of our Convertible Senior Notes also have embedded conversion options and contingent interest provisions, which have not been recorded as separate financial instruments and their fair values are Level 2 inputs. Refer to Note 18 for additional discussion on the fair value classifications of our Convertible Senior Notes.

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

The following table summarizes the terms of our Convertible Senior Notes as of December 31, 2024 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes
Aggregate principal amount at issuance	$172,500	$402,500
Interest rate per annum	1.5%	3.5%
Debt issuance costs	$5,929	$11,598
Net proceeds	$166,571	$390,902
Issuance date	October 22, 2018	December 8, 2023
Maturity date	October 15, 2025	December 1, 2029
Interest payment dates (1)	April 15 and October 15	June 1 and December 1

Conversion rate per $1,000 of principal	29.9135	26.3125
Conversion price	$33.43	$38.00
Shares issuable upon conversion(2)	5,160	10,592

Carrying value	$171,467	$392,916
Unamortized debt discount and issuance costs	1,033	9,584
Outstanding principal	$172,500	$402,500
Remaining amortization period (years)	0.8	4.9
Fair value (3)	$167,180	$344,403
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of December 31, 2024. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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

2022 Credit Agreement

On August 1, 2022 (the “IPG Closing Date”), the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as administrative borrower (the “ Borrower”), certain subsidiaries of the Company, as co-borrowers and guarantors, the lenders from time to time party thereto, and Ares Capital Corporation (“Ares”), as administrative agent, collateral agent and revolver agent (as modified by Amendment No. 1 and Amendment No. 2 (each, as defined below), the “Existing Credit Agreement” and as modified by Amendment No. 3 (as defined below), the “Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) initial term loans in an aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) asset-based revolving credit commitments in an aggregate principal amount of $50.0 million (the “Initial Revolving Facility”), the availability of which shall be determined by reference to the lesser of $50.0 million and a borrowing base calculation. The Borrowers borrowed full amount under the Initial Term Loan Facility and the Initial Revolving Facility on the IPG Closing Date. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Initial Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Initial Revolving Facility was paid as of the IPG Closing Date.

On January 20, 2023 (“the NIA Closing Date”), the Company entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $25.0 million (the “2023 Revolver Increase”), and (ii) additional term loans in an aggregate principal amount equal to $240.0 million, (the “2023 Additional Term Loans”). The Borrowers borrowed the full amount under the Incremental Term Loan Facility and the Incremental Revolving Facility on the NIA Closing Date to finance, together with the proceeds from the sale of the Series A Preferred Stock, the cash consideration payable in connection with the NIA acquisition on the NIA Closing Date and pay transaction fees and expenses. A closing fee of (a) 3.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 3.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date.

On December 5, 2023, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement pursuant to which the lenders agreed to certain mechanical changes necessary to permit issuance by the Company of additional unsecured convertible notes.

On December 6, 2024 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement that provides new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $50.0 million (the “2024 Revolver Increase”, and together with the Initial Revolving Facility and the 2023 Revolver Increase, the “Revolving Facility”), (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”), and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and together with the 2024 Revolver Increase and the 2024-A Delayed Draw Term Loan Facility, the “2024 Incremental Facilities”; the Initial Term Loan Facility, the 2023 Additional Term Loans, the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility are collectively referred to herein as the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “Credit Facilities”), and effected certain amendments to the Existing Credit Agreement. The Borrower paid closing fees equal to 1.00% of the aggregate commitments provided in respect of the 2024 Incremental Facilities on the date the commitment letter in respect of the 2024 Incremental Facilities was executed. The Borrowers borrowed the full amount under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on January 29, 2025 to fund general corporate purposes, including working capital and the management of future liabilities. The Borrower paid upfront fees equal to 1.00% of the aggregate commitments of the 2024 Revolver Increase Facility on the Amendment No. 3 Effective Date and upfront fees equal to 2.00% of the of the aggregate principal amount of the loans funded under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on the applicable funding date.

All loans under the Credit Agreement (including loans under the 2024 Incremental Facilities and loans outstanding under the Existing Credit Agreement) (collectively, the “Loans”) will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all amounts outstanding under the Credit Agreement have been declared or have automatically become due and payable under the terms of the Credit Agreement, (c) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (d) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the Credit Agreement) unless certain liquidity conditions are satisfied.

The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the adjusted term SOFR rate plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the adjusted term SOFR rate plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio.

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

Loans in respect of the Term Loan Facility outstanding under the Credit Agreement may be prepaid and commitments in respect of the Revolving Facility outstanding under the Credit Agreement may be terminated at the option of the Borrower subject to applicable premiums and a call protection premium payable on the amount prepaid or terminated, as applicable, in certain instances as follows: (1) 2.00% of the principal amount so prepaid or terminated after the Amendment No. 3 Effective Date but prior to the first anniversary of the Amendment No. 3 Effective Date; (2) 1.00% of the principal amount so prepaid or terminated after the first anniversary of the Amendment No. 3 Effective Date but prior to the second anniversary of the Amendment No. 3 Effective Date; and (3) 0.00% of the principal amount so prepaid or terminated on or after the second anniversary of the Amendment No. 3 Effective Date.

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

Loans under the 2024 Incremental Facilities are subject to the same security and guarantee arrangements and affirmative and negative covenants, mandatory prepayment provisions and events of default as loans outstanding under the Existing Credit Agreement, in each case, subject to certain modifications agreed by the parties. We incurred debt issuance costs of $14.6 million in connection with the Existing Credit Agreement and $3.4 million in connection with borrowings under the 2024 Incremental Facilities, respectively, which will be amortized into interest expense over the life of the Credit Agreement.

During the year ended December 31, 2024, the Company borrowed $62.5 million under the Revolving Facility. As of December 31, 2024, there was $100.0 million outstanding under the Company’s Revolving Facility.

During the year ended December 31, 2023, the Company prepaid $37.5 million under the Revolving Facility and $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA. The total amount paid to Ares under the Credit Agreement in connection with the prepayment was $434.8 million, which included $415.0 million of principal, $9.1 million in accrued interest and $10.7 million in prepayment premium. In addition, the Company recognized $10.3 million of acceleration of amortization of deferred financing costs.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
2029 Notes
Interest expense	$14,087	$900	$—
Amortization of debt issuance costs	1,921	122	—
Interest expense for 2029 Notes	$16,008	$1,022	$—
2022 Credit Agreement
Interest expense	$4,500	$46,538	$7,939
Amortization of debt issuance costs	330	2,256	433
Interest expense for 2022 Credit Agreement	$4,830	$48,794	$8,372
2024 Notes
Interest expense	$—	$367	$2,743
Amortization of debt issuance costs	—	148	592
Interest expense for 2024 Notes	$—	$515	$3,335
2025 Notes
Interest expense	$2,588	$2,588	$2,588
Amortization of debt issuance costs	1,296	1,286	1,277
Interest expense for 2025 Notes	$3,884	$3,874	$3,865

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of December 31, 2024 and 2023, the Company was party to irrevocable standby letters of credit with a bank for $17.7 million and $17.9 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $18.5 million and $18.4 million, respectively, in restricted cash and restricted investments as collateral as of December 31, 2024 and 2023, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between November 2025 and January 2026 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

As of December 31, 2024, the Company maintained various surety bonds totaling $15.3 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between May 2025 and December 2025 and automatically extend for additional one-year periods.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of December 31, 2024, no amounts have been funded under this guarantee.

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

The Company recognized a TRA liability of $108.1 million and $107.9 million as of December 31, 2024 and 2023, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA.

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

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with University Healthcare, Inc d/b/a Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (the “Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs filed a motion to dismiss the case without prejudice, which was granted by the Delaware Chancery Court on January 5, 2023. On April 6, 2023, a shareholder of the Company sent a letter to the Company’s Board (the “Demand”) requesting that the Company’s Board of Directors (the “Board”), among other things, investigate alleged wrongdoing and commence litigation for breach of fiduciary duty against the individuals named as defendants in the Derivative Action. The Board considers it appropriate to investigate, evaluate, and consider the issues and matters raised in the Demand, and are working with outside counsel to do so. On February 15, 2024, the Board, following careful deliberation, responded that it was in the best interests of the Company and its stockholders to refuse to take the actions, including commencing litigation, that were made in the Demand. The Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this request.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2024, approximately 95.1% of our $178.5 million of cash and cash equivalents, restricted cash and restricted investments were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 4.9% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	December 31,
	2024	2023
Cook County Health and Hospitals System	45.8%	46.9%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2024	2023	2022
Cook County Health and Hospitals System	11.5%	15.7%	22.4%
Florida Blue Medicare, Inc.	12.9%	10.4%	11.5%
Humana Insurance Company	19.3%	12.0%	*
Molina Healthcare, Inc.	13.7%	13.5%	*
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

In connection with various lease agreements, the Company is required to maintain $1.9 million and $2.1 million in letters of credit as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and 2023, the Company held $1.9 million and $2.1 million in restricted cash and restricted investments on the consolidated balance sheet as collateral for the letters of credit, respectively.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024 and recognized the impact of a $39.8 million termination penalty in its operating lease liability - current and operating lease liability - noncurrent on its consolidated balance sheet. The termination payment will consist of payments of $1.7 million, $23.0 million and $15.0 million to be paid in 2024, 2025 and 2026, respectively.

Right-of-Use Asset Impairment

During the year ended December 31, 2024, the Company decommissioned its Alpharetta, GA and Brea, CA leases and wrote off the associated right-of-use asset, recognizing an impairment charge of $2.6 million in right-of-use assets impairment on the consolidated statements of operations and comprehensive income (loss).

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

The following table summarizes our primary office leases as of December 31, 2024 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA (1)	6.1	$3,218	$1,579
Edison, NJ	1.3	707	222
Makati City, Philippines	3.4	2,286	—
Alpharetta, GA	0.7	361	—
Pune, India	3.2	1,877	—
Brea, CA	2.4	2,373	—
————————
(1) Amounts required under the letter of credit for our previous headquarters’ lease in Arlington, VA until November 2025.

The following table summarizes the components of our lease expense (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Operating lease cost	$2,960	$7,984	$8,956
Variable lease cost	5,301	6,004	5,682
Total lease cost	$8,261	$13,988	$14,638

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating lease expense
2025	$27,610
2026	18,719
2027	3,008
2028	1,785
2029	1,370
Thereafter	1,663
Total lease payments	54,155
Less:
Interest	2,469
Present value of lease liabilities	$51,686

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	December 31,
	2024	2023	2022
Weighted average discount rate	9.09%	6.40%	6.36%
Weighted average remaining lease term	4.3	6.0	7.8

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands, except per share data):

	For the Year Ended December 31,
	2024	2023	2022
Cash dividends on Series A Preferred Stock	$20,085	$18,793	$—
Accretion of deferred financing costs and redemption value in excess of par	11,746	10,427	—
Total dividends and accretion of Series A Preferred Stock	$31,831	$29,220	$—

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Year Ended December 31,
	2024	2023	2022
Loss from continuing operations	$(61,623)	$(113,040)	$(18,701)
Loss from discontinued operations, net of tax	—	—	(463)
Loss before preferred dividends and accretion of Series A Preferred Stock	(61,623)	(113,040)	(19,164)
Dividends and accretion of Series A Preferred Stock	(31,831)	(29,220)	—
Net loss attributable to common shareholders of Evolent Health, Inc.	$(93,454)	$(142,260)	$(19,164)

Weighted-average common shares outstanding - basic and diluted	114,682	111,251	93,699

Loss per common share
Basic and diluted	$(0.81)	$(1.28)	$(0.20)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Restricted stock units ("RSUs"), performance-based RSUs (“PSUs”) and leveraged stock units ("LSUs")	1,213	1,352	1,804
Stock options	245	794	1,769
Series A Preferred Stock	4,375	4,375	—
Convertible senior notes	15,752	6,808	9,574
Total	21,585	13,329	13,147

Note 14. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and leveraged stock units (“LSUs”), under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million of the Company’s Class A common stock. As of both December 31, 2024 and 2023, 4.8 million stock options and 3.8 million shares of restricted stock have been awarded, net of forfeitures, under the 2011 Plan.
The following table summarizes the Company’s additional shares authorized changes for the 2015 Plan (in thousands):

Board Approval Date	Shares Added	Total Additional Shares Authorized
May 1, 2015	6,000	6,000
June 13, 2018	4,525	10,500
April 15, 2021	4,910	15,400
April 20, 2023	4,000	19,400

Upon shareholder approval of the amended 2015 Plan in 2018, the 2011 Plan was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan continues to govern awards previously granted under the 2011 Plan. As of December 31, 2024, 2.8 million of stock options, 7.3 million RSUs, 1.9 million LSUs and 2.3 million PSUs, have been awarded, net of forfeitures, under the 2015 Plan. As of December 31, 2023, 2.8 million of stock options, 6.3 million RSUs, 1.9 million LSUs and 1.5 million PSUs, have been awarded, net of forfeitures, under the 2015 Plan.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from non-employees.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Award Type
Stock options	$—	$74	$416
RSUs	30,122	26,718	17,327
Performance-based RSUs	9,624	13,214	14,308
LSUs	—	495	1,930
Total compensation expense by award type	$39,746	$40,501	$33,981

Line Item
Cost of revenue	$4,582	$1,662	$4,387
Selling, general and administrative expenses	35,164	38,839	29,594
Total compensation expense by financial statement line item	$39,746	$40,501	$33,981

No stock-based compensation was capitalized as software development costs for the years ended December 31, 2024, 2023 and 2022.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2024
	Unrecognized Compensation Expense	Weighted Average Period (years)
RSUs	$41,819	1.54
PSUs	24,547	1.56
Total	$66,366

Stock Options

Other than the performance-based stock options described below, options awarded under the incentive compensation plans are generally subject to a four-year graded service vesting period where 25% of the award vests after each year of service and have a maximum term of 10 years. Information with respect to our options is presented in the following disclosures.

The fair value of options is determined using a Black-Scholes options valuation model. The dividend rate is based on the expected dividend rate during the expected life of the option. Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the stock options are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	658	$13.23	4.99	$13,032
Exercised	(283)	10.31
Forfeited	—	—
Outstanding as of December 31, 2024	375	$15.43	4.45	$(1,568)

Vested and expected to vest after December 31, 2024	375	$15.43	4.45	$(1,568)

Exercisable as of December 31, 2024	375	$15.43	4.45	$(1,568)

The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022, was $0.0 million, $0.6 million and $2.6 million, respectively. The total intrinsic value of options exercised during 2024, 2023 and 2022 was $6.9 million, $26.9 million and $16.3 million, respectively. We issue new shares to satisfy option exercises.

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

Information with respect to our performance-based stock options (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	106	$10.27	2.17	$2,401
Exercised	(106)	10.27
Outstanding as of December 31, 2024	—	N/A	N/A	N/A

Vested and expected to vest after December 31, 2024	—	N/A	N/A	N/A

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

	Total RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	2,152	$28.55
Granted	1,333	31.55
Forfeited	(387)	31.85
Vested	(950)	26.46
Outstanding as of December 31, 2024	2,148	$30.74

During the years ended December 31, 2024, 2023 and 2022, we granted RSUs with a weighted-average grant date fair value of $31.55, $33.85 and $28.23, respectively, which represents the weighted-average closing price of our common stock on the grant date.

The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $25.1 million, $20.2 million and $11.6 million, respectively.

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

The price assumptions used for our performance-based stock unit awards were as follows:

	1st Tranche	2nd Tranche
Weighted-average fair value per performance-based stock unit granted	$20.64	$20.69
Assumptions:
Expected term	2 years	3 years
Expected volatility	89.5%	77.7%
Risk-free interest rate	0.12%	0.25%
Dividend yield	—%	—%

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

During the years ended December 31, 2024, 2023 and 2022, the Company granted 0.8 million, 0.5 million and 0.5 million PSUs, respectively, to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. A three-year cliff vesting was approved and began on January 1, 2022, January 1, 2023 for the awards granted in 2022 and 2023, respectively. For awards issued during 2024, the vesting period begins on January 1, 2024 and 50% of the awards vest on each of December 31, 2025 and 2026, respectively. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale for the 2024, 2023 and 2022 PSU awards are anchored by a minimum performance requirement of company value. In 2023, the Company amended its 2022 PSUs to modify the business unit performance metrics to align with the Company’s focus on a specialty-led strategy. Under the modified 2022 PSU, the Adjusted EBITDA and revenue growth performance goals for each business unit were replaced with the Adjusted EBITDA for the Company and revenue growth metrics for the remainder of the three-year performance period, with an adjustment made for expected business unit performance results for the period prior to the modification. Per the agreements, company value is calculated using a formula based on revenue growth and cumulative Adjusted EBITDA, as adjusted for any acquired business during the period. If the minimum performance goal is not achieved, then no performance shares are earned. If 100% of the performance goal is achieved, then award is paid at target and if the maximum performance is achieved, then 250% of the targeted shares are earned. If the company value falls between tiers on the sliding scale, the actual company value payout percentage shall be determined by linear interpolation between the percentages on a straight-line basis.

Information with respect to our performance-based restricted stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Performance- Based Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,653	$30.53	8.42	$4,131
Granted	808	34.41
Change in achievement	(847)	34.79
Vested	(343)	19.54
Forfeited	(54)	32.01
Outstanding as of December 31, 2024	1,217	$31.54	8.12	$(24,691)

Vested and expected to vest after December 31, 2024	1,217	$31.54	8.12	$(24,691)

Note 15. Income Taxes

Our loss from continuing operations before income taxes (in thousands) was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Domestic	$(68,401)	$(206,344)	$(66,055)
Foreign	5,365	3,939	3,978
Loss from continuing operations before income taxes	$(63,036)	$(202,405)	$(62,077)

Components of income tax expense (benefit) (in thousands) consist of the following:

	For the Year Ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$(875)
State and local	125	2,855	1,788
Foreign	1,451	1,034	1,318
Total current tax expense	1,576	3,889	2,231
Deferred
Federal	(12,259)	(42,156)	5,055
State and local	(6,521)	(12,822)	(2,790)
Foreign	(49)	510	92
Total deferred tax expense (benefit)	(18,829)	(54,468)	2,357
Change in valuation allowance	15,840	(38,786)	(47,964)
Total tax expense (benefit)	$(1,413)	$(89,365)	$(43,376)

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	For the Year Ended December 31,
	2024	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	3.6%	3.0%	(0.6)%
Foreign earnings at other than U.S. rates	(0.3)%	(0.3)%	(0.8)%
Change in valuation allowance	(25.1)%	19.2%	77.3%
Contingent consideration adjustments	(2.9)%	(1.2)%	(0.1)%
Non-deductible excess compensation	(8.1)%	(6.8)%	(27.8)%
Excess tax benefits on stock-based compensation	4.8%	7.1%	12.2%
Convertible debt extinguishment	—%	—%	(3.4)%
Change in uncertain tax positions	0.3%	(0.5)%	(1.1)%
Nondeductible transaction costs	(0.1)%	(0.2)%	(1.7)%
Change in state rate	6.1%	2.2%	5.2%
Return to provision and other deferred adjustments	1.7%	(0.1)%	(1.1)%
Tax receivable agreement	0.3%	(0.9)%	(9.1)%
Research and development tax credit - federal	1.2%	1.7%	—%
Other, net	(0.3)%	—%	(0.1)%
Effective tax rate	2.2%	44.2%	69.9%

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2024	2023
Deferred Tax Assets
Start-up and organizational costs	$38	$59
Goodwill	7,786	17,501
Operating lease liabilities	12,036	10,015
Accrued expenses	5,682	11,530
Stock based compensation	4,640	3,283
Net operating loss carryforwards	125,248	123,147
Federal and state research tax credits	5,014	4,467
Fixed assets	363	666
Interest deduction limitation	23,851	20,460
Outside basis differences	982	70
Other	7,890	7,417
Subtotal	193,530	198,615
Valuation allowance	(47,844)	(32,004)
Total deferred tax assets	145,686	166,611

Deferred Tax Liabilities
Internally developed software costs	2,384	5,697
Intangible assets	146,234	165,742
Right-of-use assets - Operating	670	1,884
Contract fulfillment costs	3,345	3,030
Other	2,453	2,606
Total deferred tax liabilities	155,086	178,959
Net deferred tax liabilities (1)	$(9,400)	$(12,348)
————————
(1)Amount is net of $1.5 million and $1.0 million of deferred tax assets included in prepaid expenses and other noncurrent assets on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Changes in our valuation allowance (in thousands) were as follows:

	For the Year Ended December 31,
	2024	2023
Balance at beginning-of-year	$32,004	$70,790
Credited to costs and expenses	15,840	(38,786)
Balance at end-of-year	$47,844	$32,004

For the year ended December 31, 2024, the effective tax rate was 2.2% and the corresponding tax benefit recorded was $1.4 million. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax benefit recorded during the year ended December 31, 2024, primarily relates to the tax effect of net losses, offset by the increase in valuation allowance and state and foreign taxes.

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

As of December 31, 2024, the Company had $153.2 million of federal and $238.3 million of state NOL carryforwards available to offset future taxable income that begin to expire in 2034 and 2025, respectively, and $291.6 million of federal and $366.1 million of state NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. We have established a valuation allowance against those NOLs that cannot be offset with future deferred tax liabilities. Furthermore, Internal

Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could result in an annual limit on the Company’s ability to utilize NOLs and could cause federal and state income taxes to be due sooner than if no such limitations applied.

As of December 31, 2024, the Company had $6.5 million and $0.3 million of research and development credits for federal and state income tax purposes, respectively, which expire beginning in 2037 and 2028, respectively.

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning-of-year	$2,600	$1,624	$609
Gross increases - tax positions in prior period	—	7	616
Gross decreases - tax positions in prior period	(30)	—	—
Gross increases - tax positions in current period	232	969	399
Lapse of statute of limitations	(255)	—	—
Balance at end-of-year	$2,547	$2,600	$1,624

We are subject to taxation in various jurisdictions in the United States, India and the Philippines. Tax years 2011 and all subsequent periods remain subject to examination by the federal and state taxing jurisdictions due to the utilization and availability of NOL carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2024, are $2.5 million of tax benefits that, if recognized, would affect the overall effective tax rate. The Company recognized no interest and penalties related to uncertain tax positions for the years ended December 31, 2024 and 2023. The Company had recognized $0.4 million of interest and penalties related to uncertain tax positions as a component of income tax expense for the year ended December 31, 2022. The Company has accrued interest and penalties related to uncertain tax positions of $0.3 million and $0.4 million as of December 31, 2024 and December 31, 2023, respectively. The Company and its subsidiaries are not currently subject to any material income tax audits in any federal, state or local jurisdiction for any tax year. The Company’s foreign subsidiary is currently under an income tax examination of the financial year ended 2022 India income tax return.

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

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.3 million, as well as deductions attributable to imputed interest on any payments made under the agreement. The Company has recorded the full TRA liability of $108.1 million as of December 31, 2024.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 10 for additional discussion of the implications of the TRA.

Note 16. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $10.5 million, $10.8 million and $7.4 million in contributions to the 401(k) plan for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 17. Investments and Equity Method Investees

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

As of both December 31, 2024 and 2023, the Company’s economic interests in its equity method investments ranged between 4% and 34%, respectively, and voting interests in its equity method investments ranged between 25% and 34%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $(3.4) million and $1.3 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $13.9 million, $19.1 million and $16.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

For the year ended December 31, 2024, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes. As of December 31, 2024, the carrying amount of the investment was $3.0 million.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$5,000	$5,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$5,000	$5,000

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (2)	$—	$—	$83,600	$83,600
Total fair value of liabilities measured on a recurring basis	$—	$—	$83,600	$83,600
————————
(1)Represents the earn-out consideration related to the Machinify transaction described in Note 4 and annual incentive payments to Evolent Care Partners providers based on membership attribution.
(2)Represents the earn-out consideration related to the NIA transaction described in Note 4 and was paid in cash in April 2024 and annual incentive payments to Evolent Care Partners providers based on membership attribution.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the year ended December 31, 2024.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The acquisition of NIA included a provision for additional equity consideration, at the Company’s option, contingent upon the Company obtaining certain performance metrics. The earnout period for the NIA contingent consideration is the year ending December 31, 2023 and contingent consideration of $88.8 million was paid in cash during the second quarter of 2024. The acquisition of Machinify includes an earn-outs based on the achievement of certain measures including specific contract renewals prior to December 31, 2024, Machinify Auth volume and performance results through March 31, 2025 and revenue results through July 30, 2025.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Balance as of beginning of period	$83,600	$78,000
Additions	9,000	70,200
Settlements	(92,508)	(82,584)
Change in fair value of contingent consideration	4,908	17,984
Balance as of end of period	$5,000	$83,600

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	December 31, 2024
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Machinify contingent consideration	$1,900	Real options approach	Risk-neutral expected earnout consideration	$1,900
			Discount rate	6.57%

ECP contingent consideration	$3,100	Contractual obligation	N/A	N/A

	December 31, 2023
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Contingent consideration	$83,600	N/A	Contractual terms	$83,600

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

See Note 9 for information regarding the fair value of the 2025 Notes and 2029 Notes.

Note 19. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

The Company had an economic relationship through the ordinary course of business with an entity whose President and Chief Executive Officer was a member of our Board until his retirement from the Board in February 2024. This relationship accounted for the majority of our related party revenue and cost of revenue for the year ended December 31, 2024 and 2023, respectively.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	December 31,
	2024	2023
Assets
Accounts receivable, net	$7,947	$8,045

Liabilities
Accounts payable	$498	$390

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$40,908	$192,176	$154,591

Expenses
Cost of revenue	32,586	162,589	128,308
Selling, general and administrative expenses	777	2,464	1,507

Note 20. Repositioning and Other Changes

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals.

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan”). These initiatives include making organizational changes across the business that resulted in severance, termination benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that will have no role in ongoing operations and have no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses. Costs associated with the 2023 Repositioning Plan were recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The 2023 Repositioning Plan was completed during the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans for the years ended December 31, 2024 and 2023, respectively, by major type of cost (in thousands):

	For the Year Ended December 31,		Cumulative Amount Incurred Through December 31, 2024
	2024	2023
Severance and termination benefits	$1,835	$8,564	$10,399
Dedicated employee costs	1,185	6,900	8,085
Professional services	4,128	12,910	17,038
Office space consolidation	3,452	6,862	10,314
Total	$10,600	$35,236	$45,836

Note 21. Segment Reporting

Between 2020 and 2022, we significantly grew our value-based specialty care business, both organically and through acquisitions. Prior to the quarter ended March 31, 2023, the Company was organized under two operating segments and two reportable segments known as Evolent Health Services and Clinical Solutions. At that time, Clinical Solutions was composed of our specialty care management and physician-oriented total cost of care solutions, along with the New Century Health ("NCH") and Evolent Care Partners brands; and Evolent Health Services was composed of our administrative simplification solution and certain supporting population health infrastructure. Our acquisitions of Implantable Provider Group Inc. (August 2022) and National Imaging Associates, Inc. (January 2023) provided additional specialty care management services and cross-sell opportunities covering both technology enabled care management and value-based health plan administrative services within our customer base. The Company is now providing a broad spectrum of specialty care management services in oncology, cardiology, musculoskeletal markets and holistic total cost of care management along with an integrated platform for health plan administration and value-based business infrastructure under one go to market strategy, "One Evolent." As such, effective during the three months ended March 31, 2023, the Company changed its reportable segments to reflect changes in the way our CODM evaluates the performance of its operations, develops strategy and allocates capital resources. Specifically, the Company collapsed its previous two reportable segments into one reportable segment. We have one operating segment and one reportable segment as our CODM, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

The transition to “One Evolent” did not change our CODM. We consider our Chief Executive Officer our CODM. The performance measure closest to U.S. GAAP used by our CODM is net loss attributable to common shareholders of Evolent Health, Inc. The CODM uses net loss available to common shareholders of Evolent Health, Inc. to evaluate the performance of the Company’s ongoing operations on a consolidated basis and as part of the Company’s internal planning and forecasting activities. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

The following table presents our revenue, significant expenses reviewed by our CODM and net loss attributable to common shareholders of Evolent Health Inc. (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$2,554,741	$1,963,896	$1,352,013
Less:
Medical expense and device costs	1,813,052	1,143,499	725,036
Cost of revenue excluding medical expense and device costs and other segment items (1)	369,754	358,265	304,326
Selling, general and administrative expenses excluding other segment items (2)	211,475	267,454	216,320
Depreciation and amortization expenses	118,370	123,415	67,195
Interest income	(5,544)	(5,256)	(1,369)
Interest expense	24,722	54,205	15,572
(Gain) loss from equity method investees	3,441	(1,290)	(4,569)
Benefit from income taxes	(1,413)	(89,365)	(43,376)
Change in tax receivables agreement liability	173	61,982	45,950
Other segment items (3)	114,165	193,247	46,092
Net loss attributable to common shareholders of Evolent Health, Inc.	$(93,454)	$(142,260)	$(19,164)
————————
(1)Other segment items excluded from cost of revenue excluding medical expense and device costs include $4.6 million, $1.7 million and $4.4 million of stock compensation for the years ended December 31, 2024, 2023 and 2022, respectively, and $1.6 million of acquisition-related costs and $0.1 million of amortization of contract cost assets for the year ended December 31, 2022.
(2)Other segment items excluded from selling, general and administrative expenses includes $35.2 million, $38.8 million and $29.6 million of stock compensation, $2.9 million, $1.5 million and $13.3 million of severance costs, $2.9 million, $15.1 million and $10.1 million of acquisition-related costs and $10.6 million, $35.2 million and $— million of repositioning costs for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)Other segment items are defined as stock-based compensation, severance costs, acquisition-related costs and repositioning costs not included in cost of revenue or selling, general and administrative expenses and income (expense) calculated in accordance with GAAP including loss on disposal of non-strategic assets, right-of-use assets impairment, loss on lease termination, change in fair value of contingent consideration, loss on extinguishment/repayment of long-term debt, net, other income (expense), net, loss from discontinued operations, net of tax and loss before preferred dividends and accretion of Series A Preferred Stock. Management believes cost of revenue excluding medical expense and device costs and other segment items and selling, general and administrative expenses excluding other segment items are useful to investors because they facilitate an understanding of our long-term operational costs while removing the effect of costs that are not a representative component of the day-to-day operating performance of our business, and are useful to management as supplemental performance measures.

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

Activity in reserves for claims and performance-based arrangements related to specialty care management services solution was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Balance, beginning of period	$404,048	$199,730
Incurred health care costs:
Current year to date period	1,507,740	928,013
Prior year to date period	(24,757)	(36,925)
Total claims incurred	1,482,983	891,088
Claims paid related to:
Current year to date period	(1,216,364)	(549,691)
Prior year to date period	(351,962)	(137,079)
Total claims paid	(1,568,326)	(686,770)
Balance, end of period	$318,705	$404,048

Note 23. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2024
Total revenue	$646,542	$621,401	$647,145	$639,653
Total operating expenses	665,138	637,669	639,357	653,062
Gain (loss) before preferred dividends and accretion of Series A Preferred Stock	(22,802)	(23,137)	1,596	(17,280)
Dividends and accretion of Series A Preferred Stock	(7,813)	(8,094)	(7,979)	(7,945)
Net loss attributable to common shareholders of Evolent Health, Inc.	(30,615)	(31,231)	(6,383)	(25,225)

Loss per common share
Basic and diluted	$(0.27)	$(0.27)	$(0.06)	$(0.22)

2023
Total revenue	$556,055	$511,015	$469,136	$427,690
Total operating expenses	577,405	528,953	490,704	438,045
Loss before preferred dividends and accretion of Series A Preferred Stock	(33,411)	(25,324)	(34,323)	(19,982)
Dividends and accretion of Series A Preferred Stock	(7,984)	(7,872)	(7,088)	(6,276)
Net loss attributable to common shareholders of Evolent Health, Inc.	(41,395)	(33,196)	(41,411)	(26,258)

Loss per common share
Basic and diluted	$(0.36)	$(0.30)	$(0.37)	$(0.24)

Note 24. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$(368)	$137	$573
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	2,333	—
Class A common stock issued for payment of earn-outs	—	28,551	—
Accrued deferred financing costs	—	529	450
Class A common stock issued in connection with business combinations	—	261,271	130,175
Class A common stock issued in connection with debt repayment	—	23,073	101,999
Accrued net working capital adjustment with business combinations	—	1,098	791
Effects of leases
Operating cash flows from operating leases	(13,823)	(12,844)	14,087
Leased assets disposed of (obtained in) exchange for operating lease liabilities	(2,525)	(27,327)	4,308
Supplemental Disclosures
Cash paid for interest	(20,210)	(53,591)	(6,269)
Cash paid for taxes, net	(1,386)	(4,892)	(1,397)

Note 25. Subsequent Events

On January 29, 2025, the Company borrowed $125.0 million under its 2024-A Delayed Draw Term Loan and $75.0 million under its 2024-B Delayed Draw Term Loan. As of February 14, 2025, there was $262.5 million outstanding under the Company’s Credit Facilities, consisting of $125.0 million outstanding under its 2024-A Delayed Draw Term Loan, $75.0 million outstanding under its 2024-B Delayed Draw Term Loan and $62.5 million outstanding under its Revolving Facility. See Note 9 for further details regarding the terms of the Company’s Credit Facilities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on such evaluation, our management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Although inherent limitations of internal controls will continue to be present, proper segregation of duties controls and a whistle blower hotline are in place across the organization to minimize these limitations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Evolent Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Evolent Health, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

McLean, VA
February 20, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Stockholders to be held on June 5, 2025, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2024 (the “2025 Proxy Statement”).
The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Information about our Executive Officers” in this Annual Report on Form 10-K and our 2025 Proxy Statement.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our investor relations website (ir.evolent.com) under “Corporate Governance.” We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of ethics by posting such information on our website.

Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to our 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to our 2025 Proxy Statement.

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

10.13
Deed of Lease Agreement Between 1812 Holdings, LLC, as Landlord, and Evolent Health, LLC, as Tenant, dated December 11, 2023, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024.

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

10.38+
Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024, and incorporated herein by reference.

10.39*
Amendment No. 3, dated as of December 6, 2024, to the Credit Agreement, dated as of August 1, 2022, and amended on January 20, 2023 and December 5, 2023, by the Lenders party thereto, Evolent Heath, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACT Finco I LP, as Collateral Agent and Revolving Agent, filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 11, 2024.

10.40
Cooperation Agreement dated February 3, 2025, by and among Evolent Health, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest XI-B, LP, Engaged Capital, LLC, Engaged Capital Holdings, LLC and Glenn W. Welling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2025, and incorporated by reference herein.

19.1	Insider Trading Policy of Evolent Health, Inc.

21.1	Subsidiaries of Evolent Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Evolent Health, Inc. Clawback Policy, filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed with the SEC on February. 22, 2024, and incorporated herein by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL
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

Dated: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Blackley	Chief Executive Officer and Director	February 20, 2025
Seth Blackley	(Principal Executive Officer)

/s/ John Johnson	Chief Financial Officer	February 20, 2025
John Johnson	(Principal Financial Officer)

/s/ Aammaad Shams	Chief Accounting Officer	February 20, 2025
Aammaad Shams	(Principal Accounting Officer)

/s/ Toyin Ajayi	Director	February 20, 2025
Toyin Ajayi, MD

/s/ Craig Barbarosh	Director	February 20, 2025
Craig Barbarosh

/s/ Russell Glass	Director	February 20, 2025
Russell Glass

/s/ Peter Grua	Director	February 20, 2025
Peter Grua

/s/ Diane Holder	Director	February 20, 2025
Diane Holder

/s/ Richard Jelinek	Director	February 20, 2025
Richard Jelinek

/s/ Kim Keck	Director	February 20, 2025
Kim Keck

/s/ Cheryl Scott	Director	February 20, 2025
Cheryl Scott

/s/ Brendan Springstubb	Director	February 20, 2025
Brendan Springstubb