Form 10-Q
period 2025-03-31
Evolent Health, Inc.
filed 2025-05-09
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, there were 117,399,810 shares of the registrant’s Class A common stock outstanding.

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
•the cost of compliance with sustainability or other environmental, social responsibility or governance law and regulations; and

•the impact of increasing inflationary pressures and rising consumer costs on our business.

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. More information on potential factors that could affect our businesses and financial performance is included in “Forward-Looking Statements - Cautionary Language,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and the other periodic and current reports we make from time to time with the U.S. Securities and Exchange Commission (“SEC”). Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246,547	$104,203
Restricted cash	16,239	59,295
Accounts receivable, net (1)	430,496	414,681
Prepaid expenses and other current assets	34,652	28,938
Total current assets	727,934	607,117
Restricted cash	15,059	14,998
Investments and equity method investees	8,569	8,588
Property and equipment, net	74,440	73,151
Right-of-use assets - operating	5,726	6,134
Prepaid expenses and other noncurrent assets	3,188	3,569
Contract cost assets	13,334	13,378
Intangible assets, net	667,881	680,156
Goodwill	1,137,320	1,137,320
Total assets	$2,653,451	$2,544,411
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$57,813	$96,025
Accrued liabilities	99,531	66,361
Operating lease liability - current	35,187	26,717
Accrued compensation and employee benefits	35,914	33,719
Deferred revenue	5,017	2,507
Short-term debt, net	171,793	171,467
Reserve for claims and performance - based arrangements	333,842	318,705
Total current liabilities	739,097	715,501
Long-term debt, net	647,532	490,520
Other long-term liabilities	3,269	2,984
Tax receivables agreement liability	108,105	108,105
Operating lease liabilities - noncurrent	15,585	24,969
Deferred tax liabilities, net	11,114	10,900
Total liabilities	1,524,702	1,352,979
Commitments and Contingencies (See Note 10)
Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 issued, respectively	193,228	190,173
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 117,397,804 and 116,575,773 shares issued, respectively	1,174	1,166
Additional paid-in-capital	1,802,634	1,803,786
Accumulated other comprehensive loss	(1,729)	(1,753)
Retained earnings (accumulated deficit)	(845,435)	(780,817)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)

Total shareholders’ equity	935,521	1,001,259
Total liabilities, mezzanine equity and shareholders’ equity	$2,653,451	$2,544,411
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenue(1)	$483,649	$639,653
Expenses
Cost of revenue (1)	381,178	535,547
Selling, general and administrative expenses (1)	78,409	79,104
Depreciation and amortization expenses	24,058	29,503
Loss on lease termination	1,906	—
Change in fair value of contingent consideration	(280)	8,908
Total operating expenses	485,271	653,062
Operating loss	(1,622)	(13,409)
Interest income	1,274	2,550
Interest expense	(10,385)	(5,997)
Gain (loss) from equity method investees	(19)	306
Loss on option exercise	(52,348)	—
Change in tax receivables agreement liability	—	(173)
Other income (expense), net	(48)	8
Loss before income taxes	(63,148)	(16,715)
Provision for income taxes	1,470	565
Loss before preferred dividends and accretion of Series A Preferred Stock	(64,618)	(17,280)
Dividends and accretion of Series A Preferred Stock	(7,632)	(7,945)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(72,250)	$(25,225)

Loss per common share
Basic and diluted	$(0.63)	$(0.22)

Weighted-average common shares outstanding
Basic and diluted	115,315	114,141

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(72,250)	$(25,225)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	24	(51)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(72,226)	$(25,276)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended March 31, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	175	$190,173	116,576	$1,166	$1,803,786	$(1,753)	$(780,817)	$(21,123)	$1,001,259

Stock-based compensation expense	—	—	—	—	11,081	—	—	—	11,081
Restricted stock units vested, net of shares withheld for taxes	—	—	510	5	(2,776)	—	—	—	(2,771)
Performance stock units vested, net of shares withheld for taxes	—	—	312	3	(1,825)	—	—	—	(1,822)
Foreign currency translation adjustment	—	—	—	—	—	24	—	—	24
Net loss attributable to common shareholders of Evolent Health, Inc.	—	3,055	—	—	(7,632)	—	(64,618)	—	(72,250)
Balance as of March 31, 2025	175	$193,228	117,398	$1,174	$1,802,634	$(1,729)	$(845,435)	$(21,123)	$935,521

	For the Three Months Ended March 31, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	175	$178,427	115,425	$1,154	$1,808,121	$(1,257)	$(719,194)	$(21,123)	$1,067,701

Stock-based compensation expense	—	—	—	—	18,786	—	—	—	18,786
Exercise of stock options	—	—	96	1	1,058	—	—	—	1,059
Restricted stock units vested, net of shares withheld for taxes	—	—	469	5	(9,775)	—	—	—	(9,770)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(51)	—	—	(51)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	2,867	—	—	(7,945)	—	(17,280)	—	(25,225)
Balance as of March 31, 2024	175	$181,294	116,195	$1,162	$1,805,679	$(1,308)	$(736,474)	$(21,123)	$1,047,936
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows Provided by (Used In) Operating Activities
Net loss before preferred dividends and accretion of Series A preferred stock	$(64,618)	$(17,280)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	(280)	8,908
Loss (gain) from equity method investees	19	(306)
Loss on option exercise	52,348	—
Depreciation and amortization expenses	24,058	29,503
Stock-based compensation expense	11,081	18,786
Deferred tax expense	295	181
Amortization of contract cost assets	1,237	1,205
Amortization of deferred financing costs	1,154	882
Loss on lease termination	1,906	—
Change in tax receivables agreement liability	—	173
Right-of-use operating assets	408	1,193
Other current operating cash inflows (outflows), net	2	6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(15,815)	19,009
Prepaid expenses and other current and non-current assets	(7,729)	7,166
Contract cost assets	(1,193)	(1,556)
Accounts payable	3,264	(8,421)
Accrued liabilities	(18,879)	10,635
Operating lease liabilities	(2,820)	(2,582)
Accrued compensation and employee benefits	2,195	(27,279)
Deferred revenue	2,510	160
Reserve for claims and performance-based arrangements	15,137	(35,409)
Other long-term liabilities	285	(65)
Net cash and restricted cash provided by operating activities	4,565	4,909
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(4,498)	(1,385)
Purchases of investments and contributions to equity method investees	—	(3,000)
Investments in internal-use software and purchases of property and equipment	(8,595)	(5,347)
Net cash and restricted cash used in investing activities	(13,093)	(9,732)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	(41,476)	37,520
Payment of contingent consideration	—	(3,755)
Proceeds from stock option exercises	—	1,058
Proceeds from issuance of long-term debt, net of offering costs	221,000	(529)
Repayment of long-term debt	(62,500)	—
Payment of preferred dividends	(4,577)	(5,078)
Taxes withheld and paid for vesting of equity awards	(4,593)	(14,334)
Net cash and restricted cash provided by financing activities	107,854	14,882
Effect of exchange rate on cash and cash equivalents and restricted cash	23	(38)
Net (decrease) increase in cash and cash equivalents and restricted cash	99,349	10,021
See accompanying Notes to Consolidated Financial Statements

	For the Three Months Ended March 31,
	2025	2024
Cash and cash equivalents and restricted cash as of beginning-of-period	178,496	223,457
Cash and cash equivalents and restricted cash as of end-of-period	$277,845	$233,478

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

As of March 31, 2025, the Company had unrestricted cash and cash equivalents of $246.5 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

We have one operating segment and one reportable segment as our chief operating decision maker (“CODM”), who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations and cash flows. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2024 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2024 Form 10-K for a complete summary of our significant accounting policies.

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

Restricted Cash

Restricted cash includes cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	March 31, 2025	December 31, 2024
Collateral for letters of credit for facility leases (1)	$324	$1,903
Collateral with financial institutions (2)	16,650	16,590
Claims processing services (3)	14,324	55,800
Total restricted cash	$31,298	$74,293

Current restricted cash	$16,239	$59,295
Total current restricted cash	$16,239	$59,295

Non-current restricted cash	$15,059	$14,998
Total non-current restricted cash	$15,059	$14,998
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$246,547	$165,147
Restricted cash	31,298	68,331
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$277,845	$233,478

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

The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed in the acquired entity is recorded as goodwill. If the Company obtains new information about facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded on the Company’s consolidated statements of operations and comprehensive income (loss).

For contingent consideration recorded as a liability, the Company initially measures the amount at fair value as of the acquisition date and adjusts the liability to fair value at each reporting period. Changes in the fair value of contingent consideration, other than measurement period adjustments, are recognized in operating expenses on the consolidated statements of operations and comprehensive income (loss). Transaction-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 4 for additional discussion regarding business combinations.

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of our reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds our reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding the goodwill impairment test conducted during 2024.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of March 31, 2025 and December 31, 2024, approximately 70% and 67%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of March 31, 2025, approximately 64% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. The increase is primarily due to another customer becoming eligible to settle balances on a net basis. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care management solution.

Debt

Convertible notes and amounts borrowed under our Credit Agreement are carried at cost, net of debt discounts and issuance costs, as long-term debt or short-term debt on the consolidated balance sheets based on remaining time to maturity. The debt discounts and issuance costs are amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and we accrue interest expense monthly based on the applicable rate. See Note 9 for further discussion regarding our convertible notes and Credit Agreement.

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

Note 3. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 20 for segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. The Company adopted ASU 2023-09 effective January 1, 2025 however the adoption does not have a significant impact to our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Medicaid	$188,124	$215,124
Medicare	115,318	286,960
Commercial and other	180,207	137,569
Total	$483,649	$639,653

Performance Suite	$303,021	$448,218
Specialty Technology and Services Suite	82,821	89,003
Administrative Services	57,191	58,569
Cases	40,616	43,863
Total	$483,649	$639,653
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $29.6 million of transaction price to performance obligations that are unsatisfied as of March 31, 2025. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration as discussed in Note 2. We expect to recognize revenue on approximately 85% of these remaining performance obligations by December 31, 2025. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Short-term receivables (1)	$429,161	$413,346
Short-term deferred revenue	5,017	2,507
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the three months ended March 31, 2025 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$2,507
Reclassification to revenue, as a result of performance obligations satisfied	(1,093)
Cash received in advance of satisfaction of performance obligations	3,603
Balance as of end of period	$5,017

The amount of revenue, excluding customer discounts of $2.0 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous period was $(13.1) million and $18.0 million for the three months ended March 31, 2025 and 2024, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2025 and December 31, 2024, the Company had $3.0 million and $2.9 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2025 and December 31, 2024, the Company had $10.4 million and $10.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $1.0 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we observed an increase in our current past due trade accounts receivable offset by a higher provision for certain customers due to their credit risk profile and timing of payments for the three months ended March 31, 2025.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	March 31, 2025	December 31, 2024
Current	85%	54%
Past due 1-60 days	9%	15%
Past due 61+ days	6%	31%
Accounts receivable, net of allowance	$440,754	$420,914

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance as of beginning of period	$(15,368)	$(16,361)
Provision for credit losses	(1,774)	2,397
Charge-offs(1)	591	2,133
Balance as of end of period	$(16,551)	$(11,831)
————————
(1) Charge-offs for the three months ended March 31, 2025 and 2024 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	March 31, 2025	December 31, 2024
Computer hardware	$15,212	$14,734
Furniture and equipment	983	983
Internal-use software development costs	243,738	235,831
Leasehold improvements	1,490	1,479
Total property and equipment	261,423	253,027
Accumulated depreciation expense	(186,983)	(179,876)
Total property and equipment, net	$74,440	$73,151

The Company capitalized $7.9 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $70.3 million and $68.7 million as of March 31, 2025 and December 31, 2024, respectively.

Depreciation expense related to property and equipment was $7.3 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively, of which amortization expense related to capitalized internal-use software development costs was $6.3 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

2024 Goodwill Impairment Test

The Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, applicable tax rates, capital market assumptions and other subjective inputs. In our quantitative assessment, the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. A significant increase in the discount rate in isolation would result in a significantly lower fair value. The concluded fair value under the income approach exceeded carrying value of consolidated total assets by approximately $336.0 million, or 13.6%, as of October 31, 2024. As fair value was greater than carrying value under the income approach, goodwill was not impaired as of October 31, 2024. As of March 31, 2025, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of March 31, 2025.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$1,137,320	$1,116,542
Foreign currency translation	—	(3)
Balance, end of period	$1,137,320	$1,116,539

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	March 31, 2025				December 31, 2024
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	0.0	$51,965	$51,965	$—
Customer relationships	13.2	806,668	198,193	608,475	13.5	806,668	186,377	620,291
Technology	2.7	169,715	122,238	47,477	3.0	169,715	117,924	51,791
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	4.6	31,020	19,091	11,929	4.8	26,522	18,448	8,074
Total intangible assets, net		$1,060,586	$392,705	$667,881		$1,056,088	$375,932	$680,156

Amortization expense related to intangible assets was $16.8 million and $22.0 million for the three months ended March 31, 2025 and 2024, respectively.

Future estimated amortization of intangible assets (in thousands) as of March 31, 2025, is as follows:

2025	$50,327
2026	66,853
2027	64,111
2028	52,177
2029	49,764
Thereafter	384,649
Total future amortization of intangible assets	$667,881

As part of the organizational changes as a result of growth in our value-based specialty care business, we sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names were fully amortized by December 2024.

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three months ended March 31, 2025 that require an impairment test for our intangible assets.

Note 9. Debt

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

The 2025 Notes and 2029 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on an initial conversion rate of Class A common stock per $1,000 principal amount of the 2025 Notes and 2029 Notes, which is equivalent to an initial conversion price of the Company’s Class A common stock. In the aggregate, the 2025 Notes and 2029 Notes are initially convertible into 20.3 million shares of the Company’s Class A common stock. The conversion rate may be adjusted under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

The following table summarizes the terms of our Convertible Senior Notes as of March 31, 2025 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes
Aggregate principal amount at issuance	$172,500	$402,500
Interest rate per annum	1.5%	3.5%
Debt issuance costs	$5,929	$11,598
Net proceeds	$166,571	$390,902
Issuance date	October 22, 2018	December 8, 2023
Maturity date	October 15, 2025	December 1, 2029
Interest payment dates (1)	April 15 and October 15	June 1 and December 1

Conversion rate per $1,000 of principal	29.9135	26.3125
Conversion price	$33.43	$38.00
Shares issuable upon conversion(2)	5,160	10,592

Carrying value	$171,793	$393,398
Unamortized debt discount and issuance costs	707	9,102
Outstanding principal	$172,500	$402,500
Remaining amortization period (years)	0.5	4.7
Fair value (3)	$169,024	$327,812
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of March 31, 2025. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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

During the three months ended March 31, 2025, the Company borrowed $200.0 million under its Term Loan Facility. As of March 31, 2025, there was $200.0 million and $62.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
2029 Notes
Interest expense	$3,522	$3,522
Amortization of debt issuance costs	482	480
Interest expense for 2029 Notes	$4,004	$4,002
2022 Credit Agreement
Interest expense	$5,063	$946
Amortization of debt issuance costs	346	79
Interest expense for 2022 Credit Agreement	$5,409	$1,025
2025 Notes
Interest expense	$646	$647
Amortization of debt issuance costs	326	323
Interest expense for 2025 Notes	$972	$970

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of March 31, 2025 and December 31, 2024, the Company was party to irrevocable standby letters of credit with a bank for $17.0 million and $17.7 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $17.0 million and $18.5 million, respectively, in restricted cash as collateral as of March 31, 2025 and December 31, 2024, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between November 2025 and January 2026 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

As of March 31, 2025, the Company maintained various surety bonds totaling $16.7 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between May 2025 and December 2025 and automatically extend for additional one-year periods.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of March 31, 2025, no amounts have been funded under this guarantee.

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

The Company recognized a TRA liability of $108.1 million as of both March 31, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. A change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2025, approximately 96.6% of our $277.8 million of cash and cash equivalents and restricted cash were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 3.4% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	March 31, 2025	December 31, 2024
Cook County Health and Hospitals System	46.4%	45.8%
Molina Healthcare, Inc.	13.0%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2025	2024
Centene Corporation	10.6%	*
Cook County Health and Hospitals System	15.7%	11.4%
Florida Blue Medicare, Inc.	14.9%	12.7%
Humana Insurance Company	*	21.6%
Molina Healthcare, Inc.	21.3%	11.2%
Blue Cross and Blue Shield of North Carolina	13.2%	*
————————
*     Represents less than 10.0% of the respective balance.

We derive a significant portion of our revenues from our largest partners. The loss, termination or renegotiation of our relationship or contract with any significant partner or multiple partners in the aggregate could have a material adverse effect on the Company’s financial condition and results of operations.

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

In connection with various lease agreements, the Company is required to maintain $0.3 million and $1.9 million in letters of credit as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company held $0.3 million and $1.9 million in restricted cash on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of March 31, 2025 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	5.8	$3,095	$—
Edison, NJ	1.1	604	222
Makati City, Philippines	3.2	2,156	—
Alpharetta, GA	0.5	241	—
Pune, India	3.0	1,746	—
Brea, CA	2.2	2,135	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$534	$103
Variable lease cost	339	1,425
Total lease cost	$873	$1,528

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating lease expense
2025	$28,565
2026	16,594
2027	3,016
2028	1,788
2029	1,370
Thereafter	1,665
Total lease payments	52,998
Less:
Interest	2,226
Present value of lease liabilities	$50,772

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	March 31, 2025	December 31, 2024
Weighted average discount rate	8.63%	9.09%
Weighted average remaining lease term	4.2	4.3

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Cash dividends on Series A Preferred Stock	$4,577	$5,078
Accretion of deferred financing costs and redemption value in excess of par	3,055	2,867
Total dividends and accretion of Series A Preferred Stock	$7,632	$7,945

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Loss before preferred dividends and accretion of Series A Preferred Stock	$(64,618)	$(17,280)
Dividends and accretion of Series A Preferred Stock	(7,632)	(7,945)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(72,250)	$(25,225)

Weighted-average common shares outstanding - basic and diluted	115,315	114,141

Loss per common share
Basic and diluted	$(0.63)	$(0.22)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and leveraged stock units (“LSUs”)	963	1,222
Stock options	—	410
Series A Preferred Stock	4,375	4,375
Convertible senior notes	15,752	20,252
Total	21,090	26,259

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Award Type
RSUs	7,300	7,468
PSUs	3,781	11,318
Total compensation expense by award type	$11,081	$18,786

Line Item
Cost of revenue	$657	$1,005
Selling, general and administrative expenses	10,424	17,781
Total compensation expense by financial statement line item	$11,081	$18,786

No stock-based compensation was capitalized as software development costs for the three months ended March 31, 2025.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
RSUs	2,080	955
PSUs	2,034	808

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

An income tax provision of $1.5 million and $0.6 million was recognized for the three months ended March 31, 2025 and 2024, respectively, which resulted in effective tax rates of (2.3)% and (3.4)%, respectively. The income tax expense recorded during the three months ended March 31, 2025, primarily relates to non-deductible expenses and state and foreign taxes. The income tax expense recorded during the three months ended March 31, 2024 primarily relates to state and foreign taxes.

As of March 31, 2025, the Company had unrecognized tax benefits of $2.5 million that, if recognized, would affect the overall effective tax rate. The Company and its subsidiaries are not currently subject to any material income tax audits in any federal, state or local jurisdiction for any tax year. The Company’s foreign subsidiary is currently under an income tax examination of the financial year ended 2022 India income tax return.

Tax Receivables Agreement

In connection with the reorganization undertaken in 2015 prior to our IPO where our predecessor, Evolent Health Holdings, Inc merged with and into Evolent Health, Inc. (the “Offering Reorganization”), the Company entered into the TRA with certain of its investors, which provides for the payment by the Company to these investors of 85% of the amount of the tax benefits that the Company is deemed to realize as a result of increases in our tax basis related to exchanges of Class B common units as well as tax benefits attributable to the future utilization of pre-IPO NOLs. See Note 10 above for discussion of our TRA.

Note 16. Investments and Equity Method Investees

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments from time to time may, and some do, include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. The Company evaluates its interests in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. A VIE is consolidated by its primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) a variable interest that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIE. The Company has determined that its interests in these entities meet the definition of a variable interest, however, the Company is not the primary beneficiary since it does not have the power to direct activities, therefore, the Company did not consolidate the VIEs.

As of March 31, 2025 and December 31, 2024, the Company’s economic interests in its equity method investments ranged between 4% and 34%, respectively, and voting interests in its equity method investments ranged between 25% and 34%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $(19.0) thousand and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.4 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively.

Loss on Option Exercise

During the three months ended March 31, 2025, we agreed to purchase the portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.3 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

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

For the three months ended March 31, 2025 and 2024, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes. As of March 31, 2025, the carrying amount of the investment was $3.0 million.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,102	$1,102
Total fair value of liabilities measured on a recurring basis	$—	$—	$1,102	$1,102

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$5,000	$5,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$5,000	$5,000
————————
(1)Contingent consideration as of March 31, 2025 primarily represents the earn-out consideration related to the Machinify transaction described in Note 4 and the contingent consideration as of December 31, 2024 includes $1.9 million of earn-out consideration related to Machinify and $3.1 million of annual incentive payments to Evolent Care Partners providers based on membership attribution. Annual incentive payments of $3.3 million were paid to Evolent Care Partners providers during the three months ended March 31, 2025.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three months ended March 31, 2025.

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

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance as of beginning of period	$5,000	$83,600
Additions	—	—
Settlements	(3,618)	(3,755)
Change in fair value of contingent consideration	(280)	8,908
Balance as of end of period	$1,102	$88,753

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	March 31, 2025
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Machinify contingent consideration	$1,002	Contractual obligation	N/A	N/A

ECP contingent consideration	$100	Contractual obligation	N/A	N/A

	December 31, 2024
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Machinify contingent consideration	$1,900	Real options approach	Risk-neutral expected earnout consideration	$1,900
			Discount rate	6.57%

ECP contingent consideration	$3,100	Contractual obligation	N/A	N/A

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

The Company had an economic relationship through the ordinary course of business with an entity whose President and Chief Executive Officer was a member of our Board until his retirement from the Board in February 2024. This relationship accounted for the majority of our related party revenue and cost of revenue for the three months ended March 31, 2024.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	March 31, 2025	December 31, 2024
Assets
Accounts receivable, net	$4,031	$7,947

Liabilities
Accounts payable	$388	$498

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue	$3,043	$30,784

Expenses
Cost of revenue	636	26,914
Selling, general and administrative expenses	187	—

Note 19. Repositioning and Other Changes

We continually assess opportunities to improve operational effectiveness and efficiency to better align our expenses with revenues, while continuing to make investments in our solutions, systems and people that we believe are important to our long-term goals.

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan”). These initiatives include making organizational changes across the business that resulted in severance, termination benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that had no role in ongoing operations and had no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses. Costs associated with the 2023 Repositioning Plan were recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The 2023 Repositioning Plan was completed during the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans the three months ended March 31, 2024 by major type of cost (in thousands):

	For the Three Months Ended March 31, 2024	Total Amount Incurred Through 2023 Repositioning Plan
Severance and termination benefits	$1,804	$10,399
Dedicated employee costs	1,185	8,085
Professional services	3,488	17,038
Office space consolidation	3,452	10,314
Total	$9,929	$45,836

Note 20. Segment Reporting

We have one operating segment and one reportable segment as our CODM, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The performance measure closest to U.S. GAAP used by our CODM to evaluate the performance of the Company’s ongoing operations on a consolidated basis and as part of the Company’s internal planning and forecasting activities is net loss attributable to common shareholders of Evolent Health, Inc. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

The following table presents our revenue and significant expenses reviewed by our CODM, other segment items and net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Revenue	$483,649	$639,653
Less:
Medical expense and device costs	292,676	431,336
Cost of revenue excluding medical expense and device costs and other segment items (1)	87,845	103,206
Selling, general and administrative expenses excluding other segment items (2)	66,268	51,014
Depreciation and amortization expenses	24,058	29,503
Interest income	(1,274)	(2,550)
Interest expense	10,385	5,997
(Gain) loss from equity method investees	19	(306)
Provision from income taxes	1,470	565
Change in tax receivables agreement liability	—	173
Other segment items (3)	74,452	45,940
Net loss attributable to common shareholders of Evolent Health, Inc.	$(72,250)	$(25,225)
————————
(1)Other segment items excluded from cost of revenue excluding medical expense and device costs include $0.7 million and $1.0 million of stock compensation for the three months ended March 31, 2025 and 2024, respectively.
(2)Other segment items excluded from selling, general and administrative expenses include $10.4 million and $17.8 million of stock compensation, $1.0 million and $0.4 million of severance costs, $0.7 million and $— million of transaction-related costs and $— million and $9.9 million of repositioning costs for the three months ended March 31, 2025 and 2024, respectively.
(3)Other segment items is defined as stock-based compensation, severance costs, transaction-related costs and repositioning costs not included in cost of revenue or selling, general and administrative expenses calculated in accordance with GAAP, loss on lease termination, change in fair value of contingent consideration, loss on option exercise, other income (expense), net, and dividends and accretion of Series A Preferred Stock. Management believes cost of revenue excluding medical expense and device costs and other segment items and selling, general and administrative expenses excluding other segment items are useful to investors because they facilitate an understanding of our long-term operational costs while removing the effect of costs that are not a representative component of the day-to-day operating performance of our business, and are useful to management as supplemental performance measures.

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

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability for reserves related to its specialty care management services is calculated using “completion factors” developed by comparing the claim incurred date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products.

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

For more recent months, and for newer lines of business where there is not sufficient paid claims history to develop completion factors, the Company expects to rely more heavily on medical cost trend and expected loss ratio analysis that reflects expected claim payment patterns and other relevant operational considerations, or authorization analysis. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior. Authorization analysis projects costs based on authorizations per thousand members and assumptions on average costs per authorization. This is also adjusted for the impact of copays, deductibles, unit cost and historic discontinuation rates for treatment.

For each reporting period, the Company compares key assumptions used to establish the reserves for claims and performance-based arrangements to actual experience. When actual experience differs from these assumptions, reserves for claims and performance-based arrangements are adjusted through current period net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company’s key assumptions, specifically completion factors and medical cost trends.

Activity in reserves for claims and performance-based arrangements related to specialty care management services solution was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$318,705	$404,048
Incurred health care costs:
Current year to date period	219,346	374,879
Prior year to date period	(13,354)	(15,186)
Total claims incurred	205,992	359,693
Claims paid related to:
Current year to date period	(102,655)	(146,399)
Prior year to date period	(88,200)	(248,703)
Total claims paid	(190,855)	(395,102)
Balance, end of period	$333,842	$368,639

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$20	$(34)
Accrued net working capital adjustment with business combinations	—	2,712
Effects of leases
Operating cash flows from operating leases	(3,013)	(3,253)
Leased assets disposed of (obtained in) exchange for operating lease liabilities	—	(185)

Note 23. Subsequent Events

In April 2025, we made a payment of $51.5 million to settle the exercise of the put option on one of our equity method investments. See Note 16 for further details regarding our loss on option exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our interim consolidated financial statements and the accompanying notes to our interim consolidated financial statements presented in “Part I – Item 1. Financial Statements” of this Form 10-Q; our 2024 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2025.

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

Recent Events

Industry Climate

During 2024, the medical claims costs in our Performance Suite grew at a significantly faster rate than historical norms, negatively impacting our financial results. This growth was driven in part by higher disease prevalence as well as higher cost per active patient. Based on commentary from other market participants, we believe these cost increases were industry-wide and not specific to Evolent. Our results in the three months ended March 31, 2025 were also impacted by growth in medical claims cost that continued to grow faster than our historical averages, though slower than the previous quarters.

We are unable to predict how these broader dynamics will impact our business and results of operations in the future, but they could continue to impact our financial condition and results of operations and such future impacts could be material.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net income during the three months ended March 31, 2025. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2025	2024
Centene Corporation	10.6%	*
Cook County Health and Hospitals System	15.7%	11.4%
Florida Blue Medicare, Inc.	14.9%	12.7%
Humana Insurance Company	*	21.6%
Molina Healthcare, Inc.	21.3%	11.2%
Blue Cross and Blue Shield of North Carolina	13.2%	*
————————
*     Represents less than 10.0% of the respective balance.

Repositioning Costs

During the second quarter of 2023, the Company implemented a broad set of repositioning initiatives designed to further align the Company’s assets and talent towards the value-based specialty care opportunity, with the intent of streamlining its operations and supporting the goal of realizing long-term sustainable earnings growth (the “2023 Repositioning Plan”). These initiatives include making organizational changes across the business that resulted in severance, termination benefits and related payroll taxes and dedicated employee costs associated with recent acquisitions as well as third-party professional fees. Dedicated employee costs primarily include project management and technology staff costs needed to migrate acquired businesses to Evolent’s integrated technology platform and costs related to the consolidation of brands, internal operations, strategies, processes and platforms. Dedicated employee costs are limited to employees that had no role in ongoing operations and had no planned role at Evolent once the repositioning activities are completed. Professional services costs primarily relate to services provided by a third-party vendor to review our operating model and organizational design in order to improve our profitability, create value through our solutions and invest in strategic opportunities in future periods. Office space consolidation includes early termination penalties and associated expenses. Costs associated with the 2023 Repositioning Plan were recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The 2023 Repositioning Plan was completed during the second quarter of 2024.

The following table provides a summary of our total costs associated with our repositioning plans the three months ended March 31, 2024 by major type of cost (in thousands):

	For the Three Months Ended March 31, 2024	Total Amount Incurred Through 2023 Repositioning Plan
Severance and termination benefits	$1,804	$10,399
Dedicated employee costs	1,185	8,085
Professional services	3,488	17,038
Office space consolidation	3,452	10,314
Total	$9,929	$45,836

Segment Reporting

We have one operating segment and one reportable segment as our CODM, who is our Chief Executive Officer, reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

Critical Accounting Policies and Estimates

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2024 Form 10-K for a complete summary of our significant accounting policies.

Goodwill
We recognize the excess of the purchase price plus the fair value of any non-controlling interests in the acquiree over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors. We perform impairment tests of goodwill at a reporting unit level. We perform impairment tests between annual tests if an event occurs, or circumstances change, that we believe would more likely than not reduce the fair value of our reporting unit below its carrying amount.
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
See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for more information related to the 2024 goodwill impairment test. As of March 31, 2025, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of March 31, 2025.
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See “Part I - Item 1. Financial Statements - Note 20” in this Form 10-Q for more information related our segments.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. The Company adopted ASU 2023-09 effective January 1, 2025 however the adoption does not have a significant impact to our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company’s current financial position, results of operations or financial statement disclosures.

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

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended March 31,		Change Over Prior Period
	2025	2024	$	%
Revenue	$483,649	$639,653	$(156,004)	(24.4)%

Expenses
Cost of revenue	381,178	535,547	(154,369)	(28.8)%
Selling, general and administrative expenses	78,409	79,104	(695)	(0.9)%
Depreciation and amortization expenses	24,058	29,503	(5,445)	(18.5)%
Loss on lease termination	1,906	—	1,906	100.0%
Change in fair value of contingent consideration	(280)	8,908	(9,188)	(103.1)%
Total operating expenses	485,271	653,062	(167,791)	(25.7)%
Operating income (loss)	$(1,622)	$(13,409)	$11,787	87.9%

Cost of revenue as a % of revenue	78.8%	83.7%
Selling, general and administrative expenses as a % of revenue	16.2%	12.4%

Comparison of the Results For the Three Months Ended March 31, 2025 to 2024

Revenue

Total revenue decreased $156.0 million, or 24.4%, to $483.6 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily from contractual updates with certain customers in our Performance Suite, including (i) $127.4 million from transitioning a customer from Performance Suite to Specialty Technology and Services Suite, (ii) $25.7 million related to the narrowing of scope of a Performance Suite customer; and (iii) $16.0 million from lower gain share revenue. These reductions were offset in part by $15.6 million of growth in other Performance Suite and Specialty Technology and Services contracts, net of reductions in membership at certain of our health plan clients as a result of Medicaid redeterminations and certain customers exiting their Medicaid Advantage operations in certain markets, unrelated to Evolent.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Medicaid	$188,124	$215,124
Medicare	115,318	286,960
Commercial and other	180,207	137,569
Total	$483,649	$639,653

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024	2025	2024
Performance Suite	6,486	7,050	$15.57	$21.19
Specialty Technology and Services Suite	77,079	72,302	0.36	0.41
Administrative Services	1,213	1,254	15.72	15.57
Cases	14	15	2,947	2,849

Average Unique Members	40,628	39,888

Cost of Revenue

Cost of revenue decreased by $154.4 million, or (28.8)%, to $381.2 million for the three months ended March 31, 2025, as compared to 2024, principally as a result of the 24.4% decrease in our revenue compared to year ended March 31, 2024. The decrease included approximately $138.7 million of lower claims cost compared to the prior year period, which is primarily attributable to transitioning certain Performance Suite to Specialty and Technology Service Suite and narrowing of scope. Additionally, we experienced decreases of $3.6 million from lower personnel costs compared to the prior year.

Approximately $0.7 million and $1.0 million of total cost of revenue was attributable to stock-based compensation expense for the three months ended March 31, 2025, and 2024, respectively. Cost of revenue represented 78.8% and 83.7% of total revenue for the three months ended March 31, 2025, and 2024 respectively. Our cost of revenue decreased as a percentage of our total revenue due to a shift in mix in our business towards higher margin product types. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $0.7 million, or 0.9%, to $78.4 million for the three months ended March 31, 2025, as compared to 2024. The decrease was primarily driven by lower stock compensation of $7.4 million due to the achievement and change in projected achievement of certain performance measurements, offset by a $3.5 million increase in bad debt expense versus the prior period reflecting a return to normal collections timing and $1.7 million increase in personnel costs.

Approximately $10.4 million and $17.8 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. Acquisition and severance costs accounted for approximately $1.7 million and $0.4 million of total selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. Selling, general and administrative expenses represented 16.2% and 12.4% of total revenue for the three months ended March 31, 2025, as compared to 2024, respectively, driven in part by the Company’s 2023 Repositioning Plan which concluded in the second quarter of 2024.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $5.4 million, or 18.5%, to $24.1 million for the three months ended March 31, 2025, as compared to 2024 primarily due to $5.7 million of accelerated amortization on our retired trade names during the three months ended March, 31, 2024, offset by $0.4 million of higher amortization on provider network contracts. Depreciation and amortization expenses include $13.4 million and $17.4 million for the three months ended March 31, 2025 and 2024, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $1.9 million loss on lease termination related to negotiated termination payments and real estate commissions.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $(0.3) million for the three months ended March 31, 2025 related to our Machinify earnout. We recorded $8.9 million the three months ended March 31, 2024 related to the liabilities acquired as a result of the acquisitions of NIA. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense for the three months ended March 31, 2025 is primarily attributable to our Credit Agreement with Ares as well as the 2025 Notes and 2029 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $10.4 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in interest expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is driven primarily by interest incurred Ares Term Loan Facility borrowings in January 2025 and Ares Revolving Facility in December 2024. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

Loss on Option Exercise

During the three months ended March 31, 2025, we agreed to purchase the portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.3 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

Provision for Income Taxes

A provision for income taxes of $1.5 million and $0.6 million was recognized for the three months ended March 31, 2025 and 2024, respectively, which resulted in effective tax rates of (2.3)% and (3.4)%, respectively.

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

	For the Three Months Ended March 31,
	2025	2024
Cash dividends on Series A Preferred Stock	$4,577	$5,078
Accretion of deferred financing costs and redemption value in excess of par	3,055	2,867
Total dividends and accretion of Series A Preferred Stock	$7,632	$7,945

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $72.3 million and $25.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $246.5 million of cash and cash equivalents and $31.3 million in restricted cash.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows”:

	For the Three Months Ended March 31,
	2025	2024
Net cash and restricted cash provided by operating activities	$4,565	$4,909
Net cash and restricted cash used in investing activities	(13,093)	(9,732)
Net cash and restricted cash provided by financing activities	107,854	14,882

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows provided by operating activities of $4.6 million for the three months ended March 31, 2025 were affected by increases in accounts receivable of $15.8 million from timing of our partner and vendor payments lower higher cash receipts from certain performance-based customers, offset by a reduction reserve for claims and performance-based arrangements of $15.1 million due to the timing of claims payments and a reduction in accrued compensation and benefits of $2.2 million due to the timing of 2024 bonus payments and severance of $1.0 million.

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

Investing Activities

Cash flows used in investing activities of $13.1 million in the three months ended March 31, 2025 were primarily attributable to cash paid for asset acquisitions and business combinations of $4.5 million and $8.6 million of investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $9.7 million in the three months ended March 31, 2024 were primarily attributable to a purchase of investments for $3.0 million and $5.3 million of investments in internal-use software and purchases of property and equipment.

Financing Activities

Cash flows used in financing activities of $107.9 million in the three months ended March 31, 2025 were primarily related to $221.0 million of borrowings under our Term Loan Facility, offset, in part by $62.5 million of repayments under our Revolving Facility and $41.5 million related to changes in working capital balances related to claims processing.

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

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of March 31, 2025, were as follows (including as discussed in the narrative below):

	2025	2026-2027	2028-2029	2030+	Total
Operating leases for facilities (1)	$28,565	$19,610	$3,158	$1,665	$52,998
Purchase obligations related to vendor contracts	5,085	14,126	101	—	19,312
Convertible notes interest payments (2)	16,675	28,175	28,176	—	73,026
Convertible notes principal repayment	172,500	—	402,500	—	575,000
Payments of put options	51,473	—	—	—	51,473
Contingent consideration (3)	1,102	—	—	—	1,102
Total known contractual obligations	$275,400	$61,911	$433,935	$1,665	$772,911
————————
(1)During the year ended December 31, 2024, the Company terminated its Chicago, IL lease and recognized the impact in its operating lease liability - current and operating lease liability - noncurrent on its consolidated balance sheet. The remaining termination payments will be $25.2 million in 2025 and $12.9 million in 2026 including $1.2 million of leasing commissions to be paid in 2025, respectively.
(2)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on payment dates for our convertible notes interest.
(3)Represents the fair value of earn-out consideration primarily related to the Machinify transaction. See “Part I - Item 1. Financial Statements - Note 17” for further details of the Company’s contingent consideration obligations.

During the three months ended March 31, 2025, the Company borrowed $200.0 million under its Term Loan Facility. As of March 31, 2025, there was $200.0 million and $62.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively, all of which is subject to interest rates based on the SOFR. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company expects to use the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities, potentially including the Company’s 2025 Notes.

In addition, as of March 31, 2025, we had 175,000 shares of the Series A Preferred Stock outstanding. Regular dividends on the Series A Preferred Stock are paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. The regular dividend rate will also increase by 2.0% per annum upon the occurrence and during the continuance of certain triggering events.

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments from time to time may, and some do, include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. In

April 2025, we made a payment of $51.5 million to settle the exercise of the put option on one of our equity method investments. See “Part I - Item 1. Financial Statements - Note 16” for further details of the Company’s loss on option exercise.

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the three months ended March 31, 2025, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash

Restricted cash of $31.3 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $14.3 million, collateral for letters of credit required as security deposits for facility leases of $0.3 million, amounts held with financial institutions for risk-sharing arrangements of $16.7 million as of March 31, 2025. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are carried at cost and includes prepaid expenses and non-trade accounts receivable. During the three months ended March 31, 2025, prepaid and other current assets increased due to higher non-trade accounts receivable of $4.3 million.

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

Interest Rate Risk

As of March 31, 2025, the Company had cash and cash equivalents and restricted cash of $277.8 million, which consisted of bank deposits with FDIC participating banks of $268.5 million and bank deposits in international banks of $9.3 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

During the three months ended March 31, 2025, the Company borrowed $200.0 million under its Term Loan Facility. As of March 31, 2025, there was $200.0 million and $62.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively, all of which are subject to interest rates based on the SOFR. In addition, as of March 31, 2025, we have $175.0 million of Series A Preferred Stock outstanding, which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00%, (b) the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00% and (c) the 2024-A Delayed Draw Term Loan and 2024-B Delayed Draw Term Loan, interest is calculated at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%. For every 1% increase in SOFR, the Company would record additional interest expense of $2.63 million per annum and preferred dividends of $1.75 million per annum.

As of March 31, 2025, we had $575.0 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2025, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Management has designed its internal controls over financial reporting under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The discussion of legal proceedings included within “Part I – Item 1. Financial Statements - Note 10” is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Our significant business risks are described in Part I, Item 1A. “Risk Factors” to our 2024 Form 10-K. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 12, 2025, Seth Blackley, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (the “Blackley Plan”). The first possible trade date under the Blackley Plan is September 8, 2025, and the end date of the Blackley Plan is January 30, 2026. The aggregate amount of securities that may be sold under the Blackley Plan is 300,505 shares.

On March 10, 2025, Daniel McCarthy, the Company’s President, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (the “McCarthy Plan”). The first possible trade date under the McCarthy Plan is September 8, 2025, and the end date of the McCarthy Plan is February 20, 2026. The aggregate amount of securities that may be sold under the McCarthy Plan is 128,080 shares.

On March 14, 2025, Emily Rafferty, the Company’s Chief Operating Officer, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (the “Rafferty Plan”). The first possible trade date under the Rafferty Plan is June 13, 2025, and the end date of the Rafferty Plan is March 31, 2026. The aggregate amount of securities that may be sold under the Rafferty Plan is 10,000 shares.

On March 13, 2025, Jonathan Weinberg, the Company’s General Counsel, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (the “Weinberg Plan”). The first possible trade date under the Weinberg Plan is June 12, 2025, and the end date of the Weinberg Plan is December 31, 2025. The aggregate amount of securities that may be sold under the Weinberg Plan is 19,755 shares.

Item 6. Exhibits
EVOLENT HEALTH, INC
Exhibit Index

10.1
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

Dated: May 8, 2025