Form 10-Q
period 2025-06-30
Evolent Health, Inc.
filed 2025-08-11
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, there were 117,508,717 shares of the registrant’s Class A common stock outstanding.

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
•evolution of the healthcare regulatory and political framework;
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
•interest rate risk and other restrictive covenants under our First Lien Credit Agreement (as defined below) and the second lien credit agreement, by and among the Company, Evolent Health LLC, as borrower, certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”);
•our indebtedness, our ability to service our indebtedness, and our ability to obtain additional financing on favorable terms or at all;
•interference with our ability to access the first and second lien credit facilities under our Credit Agreements;
•the potential volatility of our Class A common stock price;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,995	$104,203
Restricted cash	24,368	59,295
Accounts receivable, net (1)	358,756	414,681
Prepaid expenses and other current assets	28,138	28,938
Total current assets	562,257	607,117
Restricted cash	2,607	14,998
Investments and equity method investees	8,978	8,588
Property and equipment, net	77,273	73,151
Right-of-use assets - operating	5,342	6,134
Prepaid expenses and other noncurrent assets	4,081	3,569
Contract cost assets	12,504	13,378
Intangible assets, net	651,169	680,156
Goodwill	1,137,321	1,137,320
Total assets	$2,461,532	$2,544,411
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$69,460	$96,025
Accrued liabilities	63,886	66,361
Operating lease liability - current	24,208	26,717
Accrued compensation and employee benefits	38,262	33,719
Deferred revenue	2,333	2,507
Short-term debt, net	172,119	171,467
Reserve for claims and performance - based arrangements	187,251	318,705
Total current liabilities	557,519	715,501
Long-term debt, net	648,455	490,520
Other long-term liabilities	3,787	2,984
Tax receivables agreement liability	108,105	108,105
Operating lease liabilities - noncurrent	8,411	24,969
Deferred tax liabilities, net	10,450	10,900
Total liabilities	1,336,727	1,352,979
Commitments and Contingencies (See Note 10)
Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 175,000 issued, respectively	228,800	190,173
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 117,472,681 and 116,575,773 shares issued, respectively	1,175	1,166
Additional paid-in-capital	1,782,992	1,803,786
Accumulated other comprehensive loss	(1,707)	(1,753)
Retained earnings (accumulated deficit)	(865,332)	(780,817)
Treasury stock, at cost; 1,537,582 shares issued, respectively	(21,123)	(21,123)
Total shareholders’ equity	896,005	1,001,259
Total liabilities, mezzanine equity and shareholders’ equity	$2,461,532	$2,544,411
(1) See Note 18 for amounts attributable to related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue(1)	$444,328	$647,145	$927,977	$1,286,798
Expenses
Cost of revenue (1)	343,943	540,302	725,121	1,075,849
Selling, general and administrative expenses (1)	75,209	69,185	153,618	148,289
Depreciation and amortization expenses	23,141	29,870	47,199	59,373
Loss on lease termination	—	—	1,906	—
Change in fair value of contingent consideration	3,206	—	2,926	8,908
Total operating expenses	445,499	639,357	930,770	1,292,419
Operating income (loss)	(1,171)	7,788	(2,793)	(5,621)
Interest income	1,084	1,370	2,358	3,920
Interest expense	(11,601)	(5,995)	(21,986)	(11,992)
Gain (loss) from equity method investees	197	(1,700)	178	(1,394)
Extinguishment of Series A Preferred Stock	(9,000)	—	(9,000)	—
Loss on option exercise	(196)	—	(52,544)	—
Change in tax receivables agreement liability	—	—	—	(173)
Other expense, net	(35)	(105)	(83)	(97)
Income (loss) before income taxes	(20,722)	1,358	(83,870)	(15,357)
Provision for (benefit from) income taxes	(825)	(238)	645	327
Income (loss) before preferred dividends and accretion of Series A Preferred Stock	(19,897)	1,596	(84,515)	(15,684)
Dividends and accretion of Series A Preferred Stock	(31,193)	(7,979)	(38,825)	(15,924)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(51,090)	$(6,383)	$(123,340)	$(31,608)

Loss per common share
Basic and diluted	$(0.44)	$(0.06)	$(1.07)	$(0.28)

Weighted-average common shares outstanding
Basic and diluted	115,882	114,688	115,600	114,415

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(51,090)	$(6,383)	$(123,340)	$(31,608)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	22	(47)	46	(98)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(51,068)	$(6,430)	$(123,294)	$(31,706)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended June 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	175	$193,228	117,398	$1,174	$1,802,634	$(1,729)	$(845,435)	$(21,123)	$935,521

Stock-based compensation expense	—	—	—	—	11,580	—	—	—	11,580
Restricted stock units vested, net of shares withheld for taxes	—	—	75	1	(29)	—	—	—	(28)
Foreign currency translation adjustment	—	—	—	—	—	22	—	—	22
Net loss attributable to common shareholders of Evolent Health, Inc.	—	35,572	—	—	(31,193)	—	(19,897)	—	(51,090)
Balance as of June 30, 2025	175	$228,800	117,473	$1,175	$1,782,992	$(1,707)	$(865,332)	$(21,123)	$896,005

	For the Three Months Ended June 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	175	$181,294	116,195	$1,162	$1,805,679	$(1,308)	$(736,474)	$(21,123)	$1,047,936

Stock-based compensation expense	—	—	—	—	12,659	—	—	—	12,659
Exercise of stock options	—	—	5	—	60	—	—	—	60
Restricted stock units vested, net of shares withheld for taxes	—	—	62	1	(365)	—	—	—	(364)
Foreign currency translation adjustment	—	—	—	—	—	(47)	—	—	(47)
Net income attributable to common shareholders of Evolent Health, Inc.	—	2,912	—	—	(7,979)	—	1,596	—	(6,383)
Balance as of June 30, 2024	175	$184,206	116,262	$1,163	$1,810,054	$(1,355)	$(734,878)	$(21,123)	$1,053,861
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Six Months Ended June 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	175	$190,173	116,576	$1,166	$1,803,786	$(1,753)	$(780,817)	$(21,123)	$1,001,259

Stock-based compensation expense	—	—	—	—	22,661	—	—	—	22,661
Restricted stock units vested, net of shares withheld for taxes	—	—	585	6	(2,805)	—	—	—	(2,799)
Performance stock units vested, net of shares withheld for taxes	—	—	312	3	(1,825)	—	—	—	(1,822)
Foreign currency translation adjustment	—	—	—	—	—	46	—	—	46
Net loss attributable to common shareholders of Evolent Health, Inc.	—	38,627	—	—	(38,825)	—	(84,515)	—	(123,340)
Balance as of June 30, 2025	175	$228,800	117,473	$1,175	$1,782,992	$(1,707)	$(865,332)	$(21,123)	$896,005

	For the Six Months Ended June 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	175	$178,427	115,425	$1,154	$1,808,121	$(1,257)	$(719,194)	$(21,123)	$1,067,701

Stock-based compensation expense	—	—	—	—	31,445	—	—	—	31,445
Exercise of stock options	—	—	101	1	1,118	—	—	—	1,119
Restricted stock units vested, net of shares withheld for taxes	—	—	531	6	(10,140)	—	—	—	(10,134)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(98)	—	—	(98)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	5,779	—	—	(15,924)	—	(15,684)	—	(31,608)
Balance as of June 30, 2024	175	$184,206	116,262	$1,163	$1,810,054	$(1,355)	$(734,878)	$(21,123)	$1,053,861
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows Provided by (Used In) Operating Activities
Net loss before preferred dividends and accretion of Series A preferred stock	$(84,515)	$(15,684)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	2,926	8,908
Loss (gain) from equity method investees	(178)	1,394
Extinguishment of Series A Preferred Stock	9,000	—
Loss on option exercise	52,544	—
Depreciation and amortization expenses	47,199	59,373
Stock-based compensation expense	22,661	31,445
Deferred tax expense (benefit)	(570)	(979)
Amortization of contract cost assets	2,523	2,319
Amortization of deferred financing costs	2,403	1,765
Loss on lease termination	1,906	—
Change in tax receivables agreement liability	—	173
Right-of-use operating assets	792	1,940
Other current operating cash inflows (outflows), net	—	12
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	55,925	73,021
Prepaid expenses and other current and non-current assets	(1,803)	5,935
Contract cost assets	(1,649)	(3,619)
Accounts payable	18,189	(15,330)
Accrued liabilities	(5,867)	(490)
Operating lease liabilities	(20,973)	(10,688)
Accrued compensation and employee benefits	4,543	(25,065)
Deferred revenue	(174)	(1,418)
Reserve for claims and performance-based arrangements	(131,454)	(86,485)
Other long-term liabilities	803	(201)
Net cash and restricted cash (used in) provided by operating activities	(25,769)	26,326
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(56,047)	(5,947)
Return of equity method investments	788	7
Purchases of investments and contributions to equity method investees	(1,000)	(4,880)
Investments in internal-use software and purchases of property and equipment	(17,365)	(12,453)
Net cash and restricted cash used in investing activities	(73,624)	(23,273)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	(44,754)	6,109
Payment of contingent consideration	(1,000)	(70,355)
Proceeds from stock option exercises	—	1,119
Proceeds from issuance of long-term debt, net of offering costs	221,000	(529)
Repayment of long-term debt	(62,500)	—
Payment of preferred dividends	(9,198)	(10,145)
Taxes withheld and paid for vesting of equity awards	(4,621)	(14,698)
Net cash and restricted cash provided by (used in) financing activities	98,927	(88,499)
Effect of exchange rate on cash and cash equivalents and restricted cash	(60)	(62)
See accompanying Notes to Consolidated Financial Statements

	For the Six Months Ended June 30,
	2025	2024
Net decrease in cash and cash equivalents and restricted cash	(526)	(85,508)
Cash and cash equivalents and restricted cash as of beginning-of-period	178,496	223,457
Cash and cash equivalents and restricted cash as of end-of-period	$177,970	$137,949

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

As of June 30, 2025, the Company had unrestricted cash and cash equivalents of $151.0 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

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

Restricted Cash

Restricted cash includes cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	June 30, 2025	December 31, 2024
Collateral for letters of credit for facility leases (1)	$321	$1,903
Collateral with financial institutions (2)	15,608	16,590
Claims processing services (3)	11,046	55,800
Total restricted cash	$26,975	$74,293

Current restricted cash	$24,368	$59,295
Total current restricted cash	$24,368	$59,295

Non-current restricted cash	$2,607	$14,998
Total non-current restricted cash	$2,607	$14,998
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$150,995	$101,250
Restricted cash	26,975	36,699
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$177,970	$137,949

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

As part of the organizational changes as a result of growth in our value-based specialty care business, we sunset several corporate trade names and replaced them with Evolent signifying our adoption and launch of a unified brand. As a result, we accelerated amortization such that all corporate trade names were fully amortized by December 2024.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of June 30, 2025 and December 31, 2024, approximately 79% and 67%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of June 30, 2025 and December 31, 2024, approximately 56% and 23% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. The increase is primarily due to another customer becoming eligible to settle balances on a net basis. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care management solution.

Debt

Convertible notes and amounts borrowed under our Credit Agreements are carried at cost, net of debt discounts and issuance costs, as long-term debt or short-term debt on the consolidated balance sheets based on remaining time to maturity. The debt discounts and issuance costs are amortized to interest expense on the consolidated statements of operations and comprehensive income (loss) using the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and we accrue interest expense monthly based on the applicable rate. See Note 9 for further discussion regarding our convertible notes and Credit Agreements.

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

Note 3. Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 20 for segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. The Company adopted ASU 2023-09 effective January 1, 2025. We do not expect this standard to have a material impact to our results of operations, cash flows or financial condition.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” to improve the requirements for identifying the accounting acquirer in Topic 805, Business combinations. It is a revision of the current guidance for determining the accounting acquirer for a transaction affected primarily by exchanging equity interest in which the legal acquiree is a variable interest entity (VIE) that meets the definition of a business. The amendment in this update requires an entity involved in an acquisition transaction to consider additional factors in ASC 805 to determine which entity is the accounting acquirer thus improving comparability between business combinations and consequently focusing at enhancing financial statements. In a business combination, the accounting acquiree’s assets and liabilities are generally required to be initially measured at fair value, subject to specific exceptions in Topic 805 and the accounting acquirer’s existing assets and liabilities are not remeasured under the business combinations guidance. ASU 2025-03 expands the factors to consider when determining the accounting acquirer and acquiree as it can significantly affect the carrying amounts of the combined entity’s assets and liabilities thus affecting post combination net income. This amendment is different than current GAAP because for certain transactions, they replace the requirement that the primary beneficiary always is the acquirer by inducing the reporting entity to use an assessment to examine the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. Application of this revision is prospectively to any acquisition transaction that occurs after the initial application date. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) “Clarifications to Share-Based Consideration Payable to a Customer” to provide context in share-based considerations payable to a customer. The update reduces diversity in practice and improves the decision usefulness of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. Amendments in Accounting Standards Update No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) require that if share-based consideration payable to a customer contains vesting conditions, the grantor must determine whether the vesting conditions represent service conditions or performance conditions. That determination can affect when the grantor recognizes revenue because it is required to estimate the probable outcome of a performance condition and also consider forfeitures. For instance, when the grantor elects to account for forfeitures as they occur, revenue recognition may be delayed for awards that are not probable of vesting. ASU 2025-04 revises the definition of a “performance condition” and eliminates a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. The amendments in this Update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The amendments in this Update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Medicaid	$193,018	$217,068	$381,142	$432,192
Medicare	109,042	268,673	224,360	555,633
Commercial and other	142,268	161,404	322,475	298,973
Total	$444,328	$647,145	$927,977	$1,286,798

Performance Suite	$267,917	$461,602	$570,938	$909,820
Specialty Technology and Services Suite	81,401	81,515	164,222	170,518
Administrative Services	55,880	60,770	113,071	119,339
Cases	39,130	43,258	79,746	87,121
Total	$444,328	$647,145	$927,977	$1,286,798
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $23.4 million of transaction price to performance obligations that are unsatisfied as of June 30, 2025. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration. We expect to recognize revenue on approximately 84% and 97% of these remaining performance obligations by December 31, 2025 and 2026, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Short-term receivables (1)	$357,401	$413,346
Short-term deferred revenue	2,333	2,507
Long-term deferred revenue	330	—
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the six months ended June 30, 2025 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$2,507
Reclassification to revenue, as a result of performance obligations satisfied	(1,465)
Cash received in advance of satisfaction of performance obligations	1,621
Balance as of end of period	$2,663

The amount of revenue, excluding customer discounts of $2.3 million and $4.3 million for the three and six months ended June 30, 2025, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous year was $(6.9) million and $(20.0) million for the three and six months ended June 30, 2025, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2025 and December 31, 2024, the Company had $2.8 million and $2.9 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2025 and December 31, 2024, the Company had $9.7 million and $10.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $1.1 million and $2.1 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we observed an increase in our current past due trade accounts receivable offset by a higher provision for certain customers due to their credit risk profile and timing of payments for the three months ended June 30, 2025.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	June 30, 2025	December 31, 2024
Current	85%	54%
Past due 1-60 days	7%	15%
Past due 61+ days	8%	31%
Accounts receivable, net of allowance	$359,822	$420,914

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Balance as of beginning of period	$(15,368)	$(16,361)
Provision for credit losses	(4,067)	491
Charge-offs(1)	1,526	4,598
Balance as of end of period	$(17,909)	$(11,272)
————————
(1) Charge-offs for the six months ended June 30, 2025 and 2024 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	June 30, 2025	December 31, 2024
Computer hardware	$15,268	$14,734
Furniture and equipment	983	983
Internal-use software development costs	252,876	235,831
Leasehold improvements	1,490	1,479
Total property and equipment	270,617	253,027
Accumulated depreciation expense	(193,344)	(179,876)
Total property and equipment, net	$77,273	$73,151

The Company capitalized $9.1 million and $17.0 million for the three and six months ended June 30, 2025, respectively, and $5.8 million and $10.3 million for the three and six months ended June 30, 2024, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $73.9 million and $68.7 million as of June 30, 2025 and December 31, 2024, respectively.

Depreciation expense related to property and equipment was $6.4 million and $13.6 million for the three and six months ended June 30, 2025, respectively, and $7.9 million and $15.4 million for the three and six months ended June 30, 2024, respectively, of which amortization expense related to capitalized internal-use software development costs was $5.6 million and $11.9 million for the three and six months ended June 30, 2025, respectively, and $6.7 million and $13.0 million for the three and six months ended June 30, 2024, respectively.

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

2024 Goodwill Impairment Test

The Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, applicable tax rates, capital market assumptions and other subjective inputs. In our quantitative assessment, the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. A significant increase in the discount rate in isolation would result in a significantly lower fair value. The concluded fair value under the income approach exceeded carrying value of consolidated total assets by approximately $336.0 million, or 13.6%, as of October 31, 2024. As fair value was greater than carrying value under the income approach, goodwill was not impaired as of October 31, 2024. As of June 30, 2025, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of June 30, 2025.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$1,137,320	$1,116,542
Foreign currency translation	1	(4)
Balance, end of period	$1,137,321	$1,116,538

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	June 30, 2025				December 31, 2024
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	0.0	$51,965	$51,965	$—
Customer relationships	13.0	806,668	210,010	596,658	13.5	806,668	186,377	620,291
Technology	2.5	169,715	126,551	43,164	3.0	169,715	117,924	51,791
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	4.3	31,097	19,750	11,347	4.8	26,522	18,448	8,074
Total intangible assets, net		$1,060,663	$409,494	$651,169		$1,056,088	$375,932	$680,156

Amortization expense related to intangible assets was $16.8 million and $33.6 million for the three and six months ended June 30, 2025, respectively, and $22.0 million and $44.0 million for the three and six months ended June 30, 2024, respectively. The decrease in amortization expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was driven primarily by organizational changes as a result of growth in our value-based specialty care business. As a result, we sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand and accelerated amortization such that all corporate trade names were fully amortized by December 2024.

Future estimated amortization of intangible assets (in thousands) as of June 30, 2025, is as follows:

2025	$33,564
2026	66,878
2027	64,137
2028	52,177
2029	49,764
Thereafter	384,649
Total future amortization of intangible assets	$651,169

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and six months ended June 30, 2025 that require an impairment test for our intangible assets.

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

The following table summarizes the terms of our Convertible Senior Notes as of June 30, 2025 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes
Aggregate principal amount at issuance	$172,500	$402,500
Interest rate per annum	1.5%	3.5%
Debt issuance costs	$5,929	$11,598
Net proceeds	$166,571	$390,902
Issuance date	October 22, 2018	December 8, 2023
Maturity date	October 15, 2025	December 1, 2029
Interest payment dates (1)	April 15 and October 15	June 1 and December 1

Conversion rate per $1,000 of principal	29.9135	26.3125
Conversion price	$33.43	$38.00
Shares issuable upon conversion(2)	5,160	10,592

Carrying value	$172,119	$393,880
Unamortized debt discount and issuance costs	381	8,620
Outstanding principal	$172,500	$402,500
Remaining amortization period (years)	0.3	4.4
Fair value (3)	$170,275	$342,137
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of June 30, 2025. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
(3)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Holders of the 2025 Notes and 2029 Notes may require the Company to repurchase all or part of their notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Company may redeem for cash all or any portion of the 2025

Notes, at its option if the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Prior to the close of business on the business day immediately preceding April 15, 2025, the 2025 Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions. At any time on or after April 15, 2025, until the close of business on the business day immediately preceding the maturity date, holders of the 2025 Notes may convert, at their option, all or any portion of their 2025 Notes at the conversion rate. As of June 30, 2025, none of the 2025 Notes had been converted.

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

2022 Credit Agreement

On August 1, 2022 (the “IPG Closing Date”), the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as administrative borrower (the “Borrower”), certain subsidiaries of the Company, as co-borrowers and guarantors, the lenders from time to time party thereto, and Ares Capital Corporation (“Ares”), as administrative agent, collateral agent and revolver agent (as modified by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 (each, as defined below), the “Existing Credit Agreement” and as amended through the date hereof, the “First Lien Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) initial term loans in an aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) asset-based revolving credit commitments in an aggregate principal amount of $50.0 million (the “Initial Revolving Facility”), the availability of which shall be determined by reference to the lesser of $50.0 million and a borrowing base calculation. The Borrowers borrowed full amount under the Initial Term Loan Facility and the Initial Revolving Facility on the IPG Closing Date. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Initial Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Initial Revolving Facility was paid as of the IPG Closing Date.

On January 20, 2023 (“the NIA Closing Date”), the Company entered into Amendment No. 1 to the First Lien Credit Agreement (“Amendment No. 1”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $25.0 million (the “2023 Revolver Increase”), and (ii) additional term loans in an aggregate principal amount equal to $240.0 million, (the “2023 Additional Term Loans”). The Borrowers borrowed the full amount under the Incremental Term Loan Facility and the Incremental Revolving Facility on the NIA Closing Date to finance, together with the proceeds from the sale of the Series A Preferred Stock, the cash consideration payable in connection with the NIA acquisition on the NIA Closing Date and pay transaction fees and expenses. A closing fee of (a) 3.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 3.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date.

On December 5, 2023, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the First Lien Credit Agreement pursuant to which the lenders agreed to certain mechanical changes necessary to permit issuance by the Company of additional unsecured convertible notes.

On December 6, 2024 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (“Amendment No. 3”) to the First Lien Credit Agreement that provides new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $50.0 million (the “2024 Revolver Increase”, and together with the Initial Revolving Facility and the 2023 Revolver Increase, the “Revolving Facility”), (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”), and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and together with the 2024 Revolver Increase and the 2024-A Delayed Draw Term Loan Facility, the “2024 Incremental Facilities”; the Initial Term Loan Facility, the 2023 Additional Term Loans, the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility are collectively referred to herein as the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “Credit Facilities”), and effected certain amendments to the Existing Credit Agreement. The Borrower paid closing fees equal to 1.00% of the aggregate commitments provided in respect of the 2024 Incremental Facilities on the date the commitment letter in respect of the 2024 Incremental Facilities was executed. The Borrowers borrowed the full amount under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on January 29, 2025 to fund general corporate purposes, including working capital and the management of future liabilities. The Borrower paid upfront fees equal to 1.00% of the aggregate commitments of the 2024 Revolver Increase Facility on the Amendment No. 3 Effective Date and upfront fees equal to 2.00% of the of the aggregate principal amount of the loans funded under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on the applicable funding date.

On June 13, 2025, the Company entered into Amendment No. 4 to the First Lien Credit Agreement (“Amendment No. 4”) to modify the definition of “Maturity Date.”

On June 19, 2025, the Company entered into Amendment No. 5 to the First Lien Credit Agreement (“Amendment No. 5”) (which superseded Amendment No. 4) to (i) include amounts committed under a new Incremental Facility for purposes of testing “Liquidity” under the definition of “Maturity Date,” (ii) provide that failure to consummate the Exchange in certain circumstances will constitute an event of default, (iii) include certain transactions to the mandatory prepayment requirement, and (iv) provide additional flexibility to make certain restricted payments in respect of the 2025 Notes prior to maturity thereof.

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and EVH LLC entered into a Commitment Letter with Ares which provides the Company additional available non-dilutive debt capital of up to $150.0 million (the “Incremental Facility”) to retire its 2025 Notes on or before October 15, 2025 (the maturity date of the 2025 Notes) and for working capital, subject to certain conditions. The Commitment Letter also required that the Company would, in the event the Incremental Facility is drawn and in certain other circumstances, exchange its existing Series A Preferred Shares for an additional second lien term facility in the amount of the Liquidation Preference of the Series A Preferred Shares ($175.0 million) (the “Exchange”). The Exchange was completed on August 7, 2025. The Company may draw on the Incremental Facility at its sole option, in an amount such that its balance of cash and cash equivalents after paying off the 2025 Notes is no more than $125.0 million. The Company has not drawn on the Incremental Facility.

All loans under the First Lien Credit Agreement (including loans under the 2024 Incremental Facilities and loans outstanding under the Existing Credit Agreement) (collectively, the “Loans”) and the Second Lien Term Loans will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all amounts outstanding under the First Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the First Lien Credit Agreement, (c) the date that is ninety-one (91) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029, provided this clause (C) shall not apply if a certain liquidity conditions are satisfied or if the 2025 Convertible Notes are converted to equity interests, (d) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (e) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the First Lien Credit Agreement) unless certain liquidity conditions are satisfied.

The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the adjusted term Secured Overnight Funding Rate (“SOFR”) plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the adjusted term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio.

The interest rate for the Second Lien Term Loan Facility will be calculated, (a) in the case of Second Lien Term Loans that bear interest at ABR, as the Applicable Margin plus the ABR and (b) in the case of Term SOFR Loans, the Applicable Margin plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

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

The Second Lien Term Loans are guaranteed on a senior secured second lien basis by the same entities that guarantee the obligations of the Borrower under the First Lien Credit Agreement on substantially the same terms (only as modified to reflect their second lien nature). The Second Lien Term Loans are secured by a second priority security interest in substantially all of the assets of each borrower and guarantor, subject to certain customary exceptions, on substantially the same terms as set forth in the First Lien Credit Agreement.

Loans in respect of the Term Loan Facility outstanding under the First Lien Credit Agreement may be prepaid and commitments in respect of the Revolving Facility outstanding under the First Lien Credit Agreement may be terminated at the option of the Borrower subject to applicable premiums and a call protection premium payable on the amount prepaid or terminated, as applicable, in certain instances as follows: (1) 2.00% of the principal amount so prepaid or terminated after the Amendment No. 3 Effective Date but prior to the first anniversary of the Amendment No. 3 Effective Date; (2) 1.00% of the principal amount so prepaid or terminated after the first anniversary of the Amendment No. 3 Effective Date but prior to the second anniversary of the Amendment No. 3 Effective Date; and (3) 0.00% of the principal amount so prepaid or terminated on or after the second anniversary of the Amendment No. 3 Effective Date.

The Borrowers will pay an unused line fee equal to 0.50% times the result of (i) the aggregate amount of the Revolving Facility, less (ii) the average Revolving Facility usage during the immediately preceding month (or portion thereof), which fee shall be due and payable quarterly in arrears, on the first day of each calendar quarter from and after the IPG Closing Date and on the date on which (X) the Credit Facilities are paid in full in cash and (y) the Revolving Facility is otherwise terminated in accordance with the terms of the First Lien Credit Agreement.

Loans under the 2024 Incremental Facilities are subject to the same security and guarantee arrangements and affirmative and negative covenants, mandatory prepayment provisions and events of default as loans outstanding under the Existing Credit Agreement, in each case, subject to certain modifications agreed by the parties. We incurred debt issuance costs of $14.6 million in connection with the Existing Credit Agreement and $3.4 million in connection with borrowings under the 2024 Incremental Facilities, respectively, which will be amortized into interest expense over the life of the First Lien Credit Agreement.

During the six months ended June 30, 2025, the Company borrowed $200.0 million under its Term Loan Facility. As of June 30, 2025, there was $200.0 million and $62.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
2029 Notes
Interest expense	$3,522	$3,522	$7,044	$7,044
Amortization of debt issuance costs	482	480	964	960
Interest expense for 2029 Notes	$4,004	$4,002	$8,008	$8,004
2022 Credit Agreement
Interest expense	$6,182	$943	$11,245	$1,889
Amortization of debt issuance costs	441	80	787	159
Interest expense for 2022 Credit Agreement	$6,623	$1,023	$12,032	$2,048
2025 Notes
Interest expense	$648	$647	$1,294	$1,294
Amortization of debt issuance costs	326	323	652	646
Interest expense for 2025 Notes	$974	$970	$1,946	$1,940

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of June 30, 2025 and December 31, 2024, the Company was party to irrevocable standby letters of credit with a bank for $15.0 million and $17.7 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $15.9 million and $18.5 million, respectively, in restricted cash as collateral as of June 30, 2025 and December 31, 2024, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between November 2025 and January 2026 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

As of June 30, 2025, the Company maintained various surety bonds totaling $16.5 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between July 2025 and June 2026 and automatically extend for additional one-year periods.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of

2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of June 30, 2025, no amounts have been funded under this guarantee.

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

The Company recognized a TRA liability of $108.1 million as of both June 30, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. A change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2025, approximately 98.9% of our $178.0 million of cash and cash equivalents and restricted cash were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 1.1% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	June 30, 2025	December 31, 2024
Cook County Health and Hospitals System	24.6%	45.8%
Molina Healthcare, Inc.	18.5%	*
Florida Blue Medicare, Inc.	11.6%	*
Center for Medicare & Medicaid Services	10.9%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Molina Healthcare, Inc.	27.2%	12.9%	24.1%	12.1%
Cook County Health and Hospitals System	17.4%	11.0%	16.5%	11.2%
Florida Blue Medicare, Inc.	14.1%	12.6%	14.5%	12.6%
Centene Corporation	11.9%	*	11.2%	*
Humana Insurance Company	*	21.8%	*	21.7%
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

In connection with various lease agreements, the Company is required to maintain $0.3 million and $1.9 million in letters of credit as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company held $0.3 million and $1.9 million in restricted cash on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of June 30, 2025 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	5.6	$2,970	$—
Edison, NJ	0.8	498	222
Makati City, Philippines	2.9	2,027	—
Alpharetta, GA	0.3	120	—
Pune, India	2.8	1,609	—
Brea, CA	1.9	1,894	—

The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost, net of sublease income	$(684)	$1,356	$(150)	$1,459
Variable lease cost	1,583	1,648	1,922	3,073
Total lease cost	$899	$3,004	$1,772	$4,532

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating lease expense
2025	$10,160
2026	16,603
2027	3,026
2028	1,793
2029	1,370
Thereafter	1,663
Total lease payments	34,615
Less:
Interest	1,996
Present value of lease liabilities	$32,619

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	June 30, 2025	December 31, 2024
Weighted average discount rate	8.76%	9.09%
Weighted average remaining lease term	1.5	4.3

Note 12. Convertible Preferred Equity

In connection with the NIA closing, on January 20, 2023, the Company entered into a Securities Purchase Agreement (Series A Convertible Preferred Shares) with the Purchasers listed on Schedule I thereto (the “Securities Purchase Agreement”) pursuant to which the Company offered and sold to the Purchasers an aggregate 175,000 shares of the Series A Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), at a purchase price of $960.00 per share, resulting in total gross proceeds to the Company of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the

Incremental Revolving Facility and Incremental Term Loan Facility, to finance the cash consideration payable at the NIA Closing Date and pay transaction fees and expenses.

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

Upon the occurrence of a refinancing or replacement of the entirety of the indebtedness under the First Lien Credit Agreement prior to its maturity that is provided solely by lenders who are not affiliates or approved funds of Ares, the Company will be required to redeem all shares of Series A Preferred Stock then outstanding for cash at a redemption price per share equal to 165.00% of the then-current liquidation preference of the Series A Preferred Stock, plus all accrued and unpaid dividends on the Series A Preferred Stock being redeemed, plus, solely in the event such refinancing or replacement is consummated prior to January 20, 2025, the aggregate amount of dividends per share which would have otherwise been payable on the Series A Preferred Stock from the date of redemption until January 20, 2025.

If the Company undergoes a Change of Control (as defined in the First Lien Credit Agreement), the Company will be required to redeem all shares of Series A Preferred Stock then outstanding for cash at a price per share equal to the greater of (x) 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock, if such redemption occurs prior to January 20, 2025, and 135.00% of the then-current liquidation preference per share of the Series A Preferred Stock, if such redemption occurs on or after January 20, 2025, and (y) the value of the Class A common stock issuable upon conversion of a share of Series A Preferred Stock, which value shall be determined based on the value attributed to the Class A common stock in connection with such Change of Control.

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

In connection with the NIA closing, on January 20, 2023, the Company entered into a Registration Rights Agreement with the Stockholders named in Schedule I thereto (the “Registration Rights Agreement”), which granted certain registration rights to Ares in respect of the shares of the Company’s Class A common stock issuable upon conversion of the Series A Preferred Stock.

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash dividends on Series A Preferred Stock	$4,621	$5,067	$9,198	$10,145
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock	26,572	2,912	29,627	5,779
Total dividends and accretion of Series A Preferred Stock	$31,193	$7,979	$38,825	$15,924

On June 19, 2025, the Company entered into Amendment No. 5 which provided, in part, that failure to consummate the Exchange of our Series A Preferred Stock for new Second Lien Term Loans in certain circumstances will constitute an event of default under the First Lien Credit Agreement. Amendment No. 5 was accounted for as an extinguishment and reissuance of the Series A Preferred Stock. The Series A Preferred Stock post-amendment was recorded at fair value, including a $9.0 million charge to extinguishment of Series A Preferred Stock on the consolidated statement of operations and comprehensive income (loss) and the remainder as a deemed dividend.

The Series A Preferred Stock was exchanged into the Second Lien Term Loans on August 7, 2025. Refer to the discussions in “Part I - Item 1. Financial Statements - Note 23. Subsequent Events” for additional information on the Exchange and the related termination of the Investors Rights Agreement and Registration Rights Agreement.

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before preferred dividends and accretion of Series A Preferred Stock	$(19,897)	$1,596	$(84,515)	$(15,684)
Dividends and accretion of Series A Preferred Stock	(31,193)	(7,979)	(38,825)	(15,924)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(51,090)	$(6,383)	$(123,340)	$(31,608)

Weighted-average common shares outstanding - basic and diluted	115,882	114,688	115,600	114,415

Loss per common share
Basic and diluted	$(0.44)	$(0.06)	$(1.07)	$(0.28)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and leveraged stock units (“LSUs”)	669	533	665	854
Stock options	—	289	—	351
Series A Preferred Stock	4,375	4,375	4,375	4,375
Convertible senior notes	15,752	20,252	15,752	20,252
Total	20,796	25,449	20,792	25,832

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Award Type
RSUs	6,780	6,948	14,080	14,416
PSUs	4,800	5,711	8,581	17,029
Total compensation expense by award type	$11,580	$12,659	$22,661	$31,445

Line Item
Cost of revenue	$1,050	$1,207	$1,707	$2,212
Selling, general and administrative expenses	10,530	11,452	20,954	29,233
Total compensation expense by financial statement line item	$11,580	$12,659	$22,661	$31,445

No stock-based compensation was capitalized as software development costs for the three and six months ended June 30, 2025 and 2024, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	203	80	2,283	1,035
PSUs	—	—	2,034	808

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

An income tax provision (benefit) of $(0.8) million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $(0.2) million and $0.3 million for the three and six months ended June 30, 2024, respectively, which resulted in effective tax rates of 4.0% and (0.8)% for the three and six months ended June 30, 2025, respectively, and (17.5)% and (2.1)% for the three and six months ended June 30, 2024, respectively. The income tax expense (benefit) recorded during the three and six months ended June 30, 2025, primarily relates to non-deductible expenses and state and foreign taxes. The income tax expense recorded during the three and six months ended June 30, 2024, primarily relates to state and foreign taxes.

As of June 30, 2025, the Company had unrecognized tax benefits of $2.5 million that, if recognized, would affect the overall effective tax rate. The Company and its subsidiaries are not currently subject to any material income tax audits in any federal, state or local jurisdiction for any tax year. The Company’s foreign subsidiary is currently under an income tax examination of the financial year ended 2022 India income tax return.

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

As of June 30, 2025 and December 31, 2024, the Company’s economic interests in its equity method investments ranged between 4% and 25%, and 4% and 34%, respectively, and voting interests in its equity method investments ranged between 25% and 33% and 25% and 34%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $0.2 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $(1.7) million and $(1.4) million for the three and six months ended June 30, 2024, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $1.0 million and $4.4 million for the three and six months ended June 30, 2025, respectively, and $3.0 million and $6.8 million for the three and six months ended June 30, 2024, respectively.

Loss on Option Exercise

During the three months ended June 30, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.5 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

Investments

During the quarters ended March 31, 2024 and June 30, 2025, the Company invested $3.0 million and $1.0 million, respectively, in future equity notes. Investment in future equity notes without readily determinable fair values are accounted for as cost method investments. The Company has elected to apply the measurement alternative to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

For the three and six months ended June 30, 2025, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes. As of June 30, 2025, the carrying amount of the investment was $4.0 million.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$2,750	$2,750
Total fair value of liabilities measured on a recurring basis	$—	$—	$2,750	$2,750

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$5,000	$5,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$5,000	$5,000
————————
(1)Contingent consideration as of June 30, 2025 represents the earn-out consideration related to the Machinify transaction described in Note 4 and the contingent consideration as of December 31, 2024 includes $1.9 million of earn-out consideration related to Machinify and $3.1 million of annual incentive payments to Evolent Care Partners providers based on membership attribution.

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and six months ended June 30, 2025.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The acquisition of Machinify includes earn-outs up to $2.75 million that we may be required to pay, in either cash or in shares of our Class A common stock, at our option, based on the achievement of certain measures. A portion of such earnout will be paid in the third quarter of 2025. During the three months ended June 30, 2025, we amended the earnout agreement with Machinify including volume and performance results through May 31, 2025 and productivity results through September 30, 2025. Any amounts earned during this period would be payable in the fourth quarter of 2025.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Balance as of beginning of period	$5,000	$83,600
Settlements	(5,176)	(92,508)
Change in fair value of contingent consideration	2,926	8,908
Balance as of end of period	$2,750	$—

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	June 30, 2025
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Machinify contingent consideration	$2,750	Contractual obligation	N/A	N/A

	December 31, 2024
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Machinify contingent consideration	$1,900	Real options approach	Risk-neutral expected earnout consideration	$1,900
			Discount rate	6.57%

ECP contingent consideration	$3,100	Contractual obligation	N/A	N/A

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

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash and receivables approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	June 30, 2025	December 31, 2024
Assets
Accounts receivable, net	$6,301	$7,947

Liabilities
Accounts payable	$426	$498

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,009	$3,021	$4,052	$33,805

Expenses
Cost of revenue	646	1,850	1,282	28,764
Selling, general and administrative expenses	914	—	1,101	—

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

The following table provides a summary of our total costs associated with our repositioning plan for the three and six months ended June 30, 2024, respectively, by major type of cost (in thousands):

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

The following table presents our revenue and significant expenses reviewed by our CODM, other segment items and net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$444,328	$647,145	$927,977	$1,286,798
Less:
Medical expense and device costs	249,161	453,725	541,838	885,061
Cost of revenue excluding medical expense and device costs and other segment items (1)	93,732	85,370	181,576	188,576
Selling, general and administrative expenses excluding other segment items (2)	63,888	56,100	130,156	107,113
Depreciation and amortization expenses	23,141	29,870	47,199	59,373
Interest income	(1,084)	(1,370)	(2,358)	(3,920)
Interest expense	11,601	5,995	21,986	11,992
Gain (loss) from equity method investees	(197)	1,700	(178)	1,394
Provision from income taxes	(825)	(238)	645	327
Change in tax receivables agreement liability	—	—	—	173
Other segment items (3)	56,001	22,376	130,453	68,317
Net loss attributable to common shareholders of Evolent Health, Inc.	$(51,090)	$(6,383)	$(123,340)	$(31,608)
————————
(1)Other segment items excluded from cost of revenue excluding medical expense and device costs include $1.0 million and $1.7 million of stock compensation for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2024, respectively.

(2)Other segment items excluded from selling, general and administrative expenses include the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation	$10,530	$11,452	$20,954	$29,233
Severance costs	791	800	1,805	1,180
Transaction-related costs	—	163	703	163
Repositioning costs	—	670	—	10,599

(3)Other segment items is defined as stock-based compensation, severance costs, transaction-related costs and repositioning costs not included in cost of revenue or selling, general and administrative expenses calculated in accordance with GAAP, loss on lease termination, change in fair value of contingent consideration, extinguishment of Series A Preferred Stock, loss on option exercise, other income (expense), net, and dividends and accretion of Series A Preferred Stock. Management believes cost of revenue excluding medical expense and device costs and other segment items and selling, general and administrative expenses excluding other segment items are useful to investors because they facilitate an understanding of our long-term operational costs while removing the effect of costs that are not a representative component of the day-to-day operating performance of our business, and are useful to management as supplemental performance measures.

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

Activity in reserves for claims and performance-based arrangements related to specialty care management services solution was as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$318,705	$404,048
Incurred health care costs:
Current year to date period	445,292	756,603
Prior year to date period	(25,053)	(25,445)
Total claims incurred	420,239	731,158
Claims paid related to:
Current year to date period	(322,570)	(504,035)
Prior year to date period	(229,123)	(313,608)
Total claims paid	(551,693)	(817,643)
Balance, end of period	$187,251	$317,563

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$(395)	$91
Effects of leases
Operating cash outflows from operating leases	21,219	6,939
Leased assets disposed of (obtained in) exchange for operating lease liabilities	—	185

Note 23. Subsequent Events

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA amends U.S. tax law, including provisions related to research and development and interest expense. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

On August 7, 2025, the Company completed the exchange of its existing Series A Preferred Shares for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Shares, with no common stock conversion feature.

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

Recent Events

Industry Climate

During 2024, the medical claims costs in our Performance Suite grew at a significantly faster rate than historical norms, negatively impacting our financial results. This growth was driven in part by higher disease prevalence as well as higher cost per active patient. Based on commentary from other market participants, we believe these cost increases were industry-wide and not specific to Evolent. Our results for the first half of 2025 were also impacted by growth in medical claims cost that continued to grow faster than our historical averages, though slower than the previous quarters.

We are unable to predict how these broader dynamics will impact our business and results of operations in the future, but they could continue to impact our financial condition and results of operations and such future impacts could be material.

Regulatory Uncertainty

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA amends U.S. tax law, including provisions related to research and development and interest expense. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net loss for the three and six months ended June 30, 2025, respectively. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Exchange and Ares Transaction

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5 to the First Lien Credit Agreement, the Company and EVH LLC entered into a Commitment Letter with Ares which provides the Company the Incremental Facility to retire its 2025 Notes on or before October 15, 2025 (the maturity date of the 2025 Notes) and for working capital, subject to certain conditions. The Company may draw on the Incremental Facility at its sole option, in an amount such that its balance of cash and cash equivalents after paying off the 2025 Convertible Notes is no more than $125.0 million, satisfying the company's working capital needs, business operations and to support recent acceleration in its organic new revenue bookings forecast for 2026 go-lives. In lieu of the Incremental Facility, the Company is considering other financing sources in an effort to optimize its capital structure, which to the extent obtained, would similarly provide sufficient financing for working capital needs, business operations and to support recent acceleration in organic growth in response to high market demand for the Company's services. The Incremental Facility includes both First Lien and Second Lien term loan tranches. If the Incremental Facility is entered, the interest rate for both existing term loans outstanding under the First Lien Credit Agreement and new loans under the Incremental Facility will be the relevant Adjusted Term SOFR Rate plus 6.00% until a compliance certificate is delivered for the fourth full quarter after draw, with step down tiers thereafter based on senior secured leverage. The Incremental Facility also provides for an exit fee payable upon the retirement of amounts up to amounts drawn on the Incremental Facility. After the payment of fees and expenses incurred in connection with the Commitment Letter, some of which were paid prior to any borrowing under the Incremental Facility, the Company will have sufficient liquidity for working capital and other general corporate purposes.

On August 7, 2025, the Company completed the exchange of its existing Series A Preferred Shares for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Shares, with no common stock conversion feature. See “Part II – Item 5. Other Information.”

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Molina Healthcare, Inc.	27.2%	12.9%	24.1%	12.1%
Cook County Health and Hospitals System	17.4%	11.0%	16.5%	11.2%
Florida Blue Medicare, Inc.	14.1%	12.6%	14.5%	12.6%
Centene Corporation	11.9%	*	11.2%	*
Humana Insurance Company	*	21.8%	*	21.7%
————————
*     Represents less than 10.0% of the respective balance.

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
See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for more information related to the 2024 goodwill impairment test. As of June 30, 2025, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of June 30, 2025.
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements, including those companies with a single operating segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See “Part I - Item 1. Financial Statements - Note 20” in this Form 10-Q for more information related our segments.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. The Company adopted ASU 2023-09 effective January 1, 2025. We do not expect this standard to have a material impact to our results of operations, cash flows or financial condition.

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

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended June 30,		Change Over Prior Period		For the Six Months Ended June 30,		Change Over Prior Period
	2025	2024	$	%	2025	2024	$	%
Revenue	$444,328	$647,145	$(202,817)	(31.3)%	$927,977	$1,286,798	$(358,821)	(27.9)%

Expenses
Cost of revenue	343,943	540,302	(196,359)	(36.3)%	725,121	1,075,849	(350,728)	(32.6)%
Selling, general and administrative expenses	75,209	69,185	6,024	8.7%	153,618	148,289	5,329	3.6%
Depreciation and amortization expenses	23,141	29,870	(6,729)	(22.5)%	47,199	59,373	(12,174)	(20.5)%
Loss on lease termination	—	—	—	—%	1,906	—	1,906	100.0%
Change in fair value of contingent consideration	3,206	—	3,206	100.0%	2,926	8,908	(5,982)	(67.2)%
Total operating expenses	445,499	639,357	(193,858)	(30.3)%	930,770	1,292,419	(361,649)	(28.0)%
Operating income (loss)	$(1,171)	$7,788	$(8,959)	(115.0)%	$(2,793)	$(5,621)	$2,828	50.3%

Cost of revenue as a % of revenue	77.4%	83.5%			78.1%	83.6%
Selling, general and administrative expenses as a % of revenue	16.9%	10.7%			16.6%	11.5%

Comparison of the Results For the Three Months Ended June 30, 2025 to 2024

Revenue

Total revenue decreased by $202.8 million, or 31.3%, to $444.3 million for the three months ended June 30, 2025, as compared to 2024. The decrease was primarily from contractual updates with certain customers in our Performance Suite, including (i) $130.4 million from transitioning a customer from Performance Suite to Specialty Technology and Services Suite and (ii) $82.7 million related to the narrowing of scope of certain Performance Suite customers. These reductions were offset in part by $16.0 million of growth in other Performance Suite and Specialty Technology and Services contracts, net of reductions in membership at certain of our health plan clients as a result of Medicaid redeterminations and certain customers exiting their Medicaid Advantage operations in certain markets, unrelated to Evolent.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Medicaid	$193,018	$217,068
Medicare	109,042	268,673
Commercial and other	142,268	161,404
Total	$444,328	$647,145

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended June 30, 2025 and 2024 (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Performance Suite	6,490	6,901	$13.76	$22.30
Specialty Technology and Services Suite	77,019	71,701	0.35	0.38
Administrative Services	1,231	1,268	15.13	15.97
Cases	13	15	2,969	2,849

Average Unique Members	40,201	39,856

Cost of Revenue

Cost of revenue decreased by $196.4 million, or 36.3%, to $343.9 million for the three months ended June 30, 2025, as compared to 2024, principally as a result of the 31.3% decrease in our revenue compared to year ended June 30, 2024. The decrease included approximately $210.6 million of lower claims cost compared to the prior year period, which is primarily attributable to transitioning certain Performance Suite to Specialty and Technology Service Suite and narrowing of scope offset by $2.9 million from higher personnel costs compared to the prior year.

Approximately $1.1 million and $1.2 million of total cost of revenue was attributable to stock-based compensation expense for the three months ended June 30, 2025, and 2024 respectively. Cost of revenue represented 77.4% and 83.5% of total revenue for the three months ended June 30, 2025, and 2024 respectively. Our cost of revenue decreased as a percentage of our total revenue due to a shift in mix in our business towards higher margin product types. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $6.0 million, or 8.7%, to $75.2 million for the three months ended June 30, 2025, as compared to 2024. The increase was primarily driven by higher personnel costs of $7.5 million, offset by lower stock compensation of $0.9 million due to the achievement and change in projected achievement of certain performance measurements and lower lease expense of $2.1 million due to the termination of certain real estate leases.

Approximately $10.5 million and $11.5 million of total selling, general and administrative costs were attributable to stock-based compensation expense for the three months ended June 30, 2025, and 2024, respectively. Acquisition and severance costs accounted for approximately $0.8 million and $1.0 million of total selling, general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively. Selling, general and administrative expenses represented 16.9% and 10.7% of total revenue for the three months ended June 30, 2025, as compared to 2024, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $6.7 million, or 22.5%, to $23.1 million for the three months ended June 30, 2025, as compared to 2024 due primarily due to $5.5 million of accelerated amortization on our retired trade names during 2024 and $1.2 million of lower depreciation of internally developed software. Depreciation and amortization expenses include $13.4 million and $17.2 million for the three months ended June 30, 2025, as compared to 2024, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $3.2 million for the three months ended June 30, 2025 primarily related to our Machinify earnout. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Comparison of the Results For the Six Months Ended June 30, 2025 to 2024

Revenue

Total revenue decreased $358.8 million, or 27.9%, to $928.0 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily from contractual updates with certain customers in our Performance Suite, including (i) $257.6 million from transitioning a customer from Performance Suite to Specialty Technology and Services Suite, (ii) $96.6 million related to the narrowing of scope of certain Performance Suite customers; and (iii) $7.8 million from lower gain share revenue. These reductions were offset in part by $25.7 million of growth in other Performance Suite and Specialty Technology and Services contracts, net of reductions in membership at certain of our health plan clients as a result of Medicaid redeterminations and certain customers exiting their Medicaid Advantage operations in certain markets, unrelated to Evolent.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Medicaid	$381,142	$432,192
Medicare	224,360	555,633
Commercial and other	322,475	298,973
Total	$927,977	$1,286,798

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Performance Suite	6,488	6,976	$14.66	$21.74
Specialty Technology and Services Suite	77,049	72,002	0.36	0.39
Administrative Services	1,222	1,261	15.42	15.77
Cases	27	31	2,953	2,849

Average Unique Members	40,415	39,872

Cost of Revenue

Cost of revenue decreased by $350.7 million, or (32.6)%, to $725.1 million for the six months ended June 30, 2025, as compared to 2024, principally as a result of the 27.9% decrease in our revenue compared to year ended June 30, 2024. The decrease included approximately $343.2 million of lower claims cost compared to the prior year period, which is primarily attributable to transitioning certain Performance Suite to Specialty and Technology Service Suite and narrowing of scope. Additionally, we experienced decreases of $0.7 million from lower personnel costs compared to the prior year.

Approximately $1.7 million and $2.2 million of total cost of revenue was attributable to stock-based compensation expense for the six months ended June 30, 2025, and 2024, respectively. Cost of revenue represented 78.1% and 83.6% of total revenue for the six months ended June 30, 2025, and 2024 respectively. Our cost of revenue decreased as a percentage of our total revenue due to a shift in mix in our business towards higher margin product types. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $5.3 million, or 3.6%, to $153.6 million for the six months ended June 30, 2025, as compared to 2024. The increase was primarily driven by higher personnel costs of $9.2 million and a $3.3 million increase in bad debt expense versus the prior period reflecting a return to normal collections timing, offset by lower stock compensation of $8.3 million due to the achievement and change in projected achievement of certain performance measurements.

Approximately $21.0 million and $29.2 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively. Acquisition and severance costs accounted for approximately $2.5 million and $1.3 million of total selling, general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively. Selling, general and administrative expenses represented 16.6% and 11.5% of total revenue for the six months ended June 30, 2025, as compared to 2024, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $12.2 million, or 20.5%, to $47.2 million for the six months ended June 30, 2025, as compared to 2024 primarily due to $11.2 million of accelerated amortization on our retired trade names for the six months ended June 30, 2025, offset by $0.4 million of higher amortization on provider network contracts. Depreciation and amortization expenses include $26.7 million and $34.5 million for the six months ended June 30, 2025 and 2024, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $1.9 million loss on lease termination related to negotiated termination payments and real estate commissions for the six months ended June 30, 2025.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $2.9 million for the six months ended June 30, 2025, related to our Machinify earnout. We recorded $8.9 million for the six months ended June 30, 2024 related to the liabilities acquired as a result of the acquisitions of NIA in January 2023. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense for the six months ended June 30, 2025 and 2024 is primarily attributable to our First Lien Credit Agreement with Ares as well as the 2025 Notes and 2029 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $11.6 million and $22.0 million for the three and six months ended June 30, 2025, respectively, and $6.0 million and $12.0 million for the three and six months ended June 30, 2024, respectively. The increase in interest expense for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is driven primarily by interest incurred Ares Term Loan Facility borrowings in January 2025 and Ares Revolving Facility in December 2024. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

Extinguishment of Series A Preferred Stock

On June 19, 2025, the Company entered into Amendment No. 5 which provided, in part, that failure to consummate the Exchange of our Series A Preferred Stock for new Second Lien Term Loans in certain circumstances will constitute an event of default under the First Lien Credit Agreement. Amendment No. 5 was accounted for as an extinguishment and reissuance of the Series A Preferred Stock. The Series A Preferred Stock post-amendment was recorded at fair value, including a $9.0 million charge to extinguishment of Series A Preferred Stock on the consolidated statement of operations and comprehensive income (loss) and the remainder as a deemed dividend.

Loss on Option Exercise

During the three months ended June 30, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.5 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

Provision for (Benefit from) Income Taxes

An income tax provision (benefit) of $(0.8) million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $(0.2) million and $0.3 million for the three and six months ended June 30, 2024, respectively, which resulted in effective tax rates of 4.0% and (0.8)% for the three and six months ended June 30, 2025, respectively, and (17.5)% and (2.1)% for the three and six months ended June 30, 2024, respectively. The income tax expense (benefit) recorded during the three and six months ended June 30, 2025, primarily relates to non-deductible expenses and state and foreign taxes. The income tax expense recorded during the three and six months ended June 30, 2024, primarily relates to state and foreign taxes.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash dividends on Series A Preferred Stock	$4,621	$5,067	$9,198	$10,145
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock	26,572	2,912	29,627	5,779
Total dividends and accretion of Series A Preferred Stock	$31,193	$7,979	$38,825	$15,924

The increase in accretion of redemption value in excess of par excluding extinguishment of Series A Preferred Stock was driven by the extinguishment and reissuance of our Series A Preferred Stock as a result of Amendment No. 5. The Series A Preferred Stock post-amendment is recorded at fair value.

The Series A Preferred Stock was exchanged into the Second Lien Term Loans on August 7, 2025. Refer to the discussions in “Part I - Item 1. Financial Statements - Note 23. Subsequent Events” for additional information on the Exchange and the related termination of the Investors Rights Agreement and Registration Rights Agreement.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $123.3 million and $31.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $151.0 million of cash and cash equivalents and $27.0 million in restricted cash.

We believe our current cash and cash equivalents and undrawn Revolving Facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of our spending to support our investment efforts and expansion into other markets. We may also seek to invest in, or acquire complementary businesses, applications or technologies, which may require us to seek sources of financing.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows”:

	For the Six Months Ended June 30,
	2025	2024
Net cash and restricted cash (used in) provided by operating activities	$(25,769)	$26,326
Net cash and restricted cash used in investing activities	(73,624)	(23,273)
Net cash and restricted cash provided by (used in) financing activities	98,927	(88,499)

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows used in operating activities of $25.8 million for the six months ended June 30, 2025 were driven primarily by $67.5 million in payments to clients for reconciliations of performance suite contracts from prior years; these contracts have since been restructured. This was included in an overall reduction in reserve for claims and performance-based arrangements of $131.5 million due to the timing of claims payments, offset in part by decreases in accounts receivable of $55.9 million from timing of our partner and vendor payments and an increase in accrued compensation and benefits of $4.5 million due to the timing of 2024 bonus payments and severance of $1.8 million.

Cash flows provided by operating activities of $26.3 million for the six months ended June 30, 2024 were affected by decreases in accounts receivable from timing of our partner and vendor payments including higher cash receipts from certain performance-based customers as well as an increase of $8.9 million from contingent consideration, which was more than offset by payment for claims and performance-based arrangements of $86.5 million. Of the total $88.8 million in NIA contingent consideration paid in the period, $22.2 million represented a change in fair value of NIA contingent consideration in excess of the initial fair value at the acquisition date through payment date, and is therefore included in cash flows provided by operating activities

Investing Activities

Cash flows used in investing activities of $73.6 million for the six months ended June 30, 2025 were primarily attributable to cash paid for asset acquisitions and business combinations of $56.0 million and investments in internal-use software and purchases of property and equipment of $17.4 million .

Cash flows used in investing activities of $23.3 million for the six months ended June 30, 2024 were primarily attributable to a purchase of investments for $4.9 million and $12.5 million of investments in internal-use software and purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities of $98.9 million for the six months ended June 30, 2025 were primarily related to $221.0 million of borrowings under our Term Loan Facility, offset, in part by $62.5 million of repayments under our Revolving Facility, $44.8 million related to changes in working capital balances related to claims processing and $9.2 million of preferred dividends paid on our Series A Preferred Stock.

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

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of June 30, 2025, were as follows (including as discussed in the narrative below):

	2025	2026-2027	2028-2029	2030+	Total
Operating leases for facilities (1)	$10,160	$19,629	$3,163	$1,663	$34,615
Purchase obligations related to vendor contracts	4,089	16,856	101	—	21,046
Convertible notes interest payments (2)	8,338	28,175	28,176	—	64,689
Convertible notes principal repayment	172,500	—	402,500	—	575,000
Contingent consideration (3)	2,750	—	—	—	2,750
Total known contractual obligations	$197,837	$64,660	$433,940	$1,663	$698,100
————————
(1)During the year ended December 31, 2024, the Company terminated its Chicago, IL lease and recognized the impact in its operating lease liability - current and operating lease liability - noncurrent on its consolidated balance sheet. The remaining termination payments will be $8.0 million in 2025 and $12.9 million in 2026, respectively.
(2)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on payment dates for our convertible notes interest.
(3)Represents the fair value of earn-out consideration primarily related to the Machinify transaction. See “Part I - Item 1. Financial Statements - Note 17” for further details of the Company’s contingent consideration obligations.

During the six months ended June 30, 2025, the Company borrowed $200.0 million under its Term Loan Facility. As of June 30, 2025, there was $200.0 million and $62.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively, all of which is subject to interest rates based on the SOFR. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company used the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities, potentially including the Company’s 2025 Notes.

In addition, as of June 30, 2025, we had 175,000 shares of the Series A Preferred Stock outstanding, which were exchanged for second lien term loans on August 7, 2025. Regular dividends on the Series A Preferred Stock were paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%.

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments may include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. During the three months ended June 30, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. See “Part I - Item 1. Financial Statements - Note 16” for further details of the Company’s loss on option exercise.

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the six months ended June 30, 2025, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash

Restricted cash of $27.0 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $11.0 million, collateral for letters of credit required as security deposits for facility leases of $0.3 million, amounts held with financial institutions for risk-sharing arrangements of $15.6 million as of June 30, 2025. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business, payment of interest and other amounts payable in connection with financings, including on our convertible debt and secured borrowings and payment of preferred dividends. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of June 30, 2025, the Company had cash and cash equivalents and restricted cash of $178.0 million, which consisted of bank deposits with FDIC participating banks of $176.1 million and bank deposits in international banks of $1.9 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

During the six months ended June 30, 2025, the Company borrowed $200.0 million under its Term Loan Facility. As of June 30, 2025, there was $200.0 million and $62.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively, all of which are subject to interest rates based on the SOFR. In addition, as of June 30, 2025, we have $175.0 million of Series A Preferred Stock outstanding, which are floating rate instruments based on the SOFR and subject to fluctuations in interest rates. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00%, (b) the Series A Preferred Stock, dividends are to be paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00% and (c) the 2024-A Delayed Draw Term Loan and 2024-B Delayed Draw Term Loan, interest is calculated at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%. For every 1% increase in SOFR, the Company would record additional interest expense of $2.63 million per annum and preferred dividends of $1.75 million per annum.

On August 7, 2025, the Company completed the exchange of its existing Series A Preferred Shares for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Shares. See “Part II, Item 5. Other Information” for additional disclosures surrounding the exchanges of our Series A Preferred Shares.

As of June 30, 2025, we had $575.0 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2025, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Management has designed its internal controls over financial reporting under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

The discussion of legal proceedings included within “Part I – Item 1. Financial Statements - Note 10” - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Our significant business risks are described in Part I, Item 1A. “Risk Factors” to our 2024 Form 10-K. The below risks related to our indebtedness previously included in our 2024 Form 10-K have been updated to reflect the Exchange (as defined below) and our entry into the Second Lien Credit Agreement. See Item 5 for additional discussion regarding these transactions. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

Risks Relating to Indebtedness

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

In October 2018, the Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 (the “2025 Notes”), and in December 2023, the Company issued $402.5 million aggregate principal amount of its 3.50% Convertible

Senior Notes due 2029 (the “2029 Notes”). In the event the conditional conversion feature of the 2025 Notes or 2029 Notes is triggered, holders of such notes will be entitled to convert such notes during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We are exposed to interest rate risk under the Credit Agreements, which could cause the Company’s debt service obligations to increase significantly.

We are exposed to market risk from changes in interest rates. Interest under all Credit Facilities under our Credit Agreements is based on the Secured Overnight Funding Rate (“SOFR”), a floating rate, subject to a minimum rate. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. Any further increase in the SOFR will increase the Company’s debt service obligations, which could have a negative impact on the Company’s cash flow, financial position or operating results, including cash available for servicing the Company’s indebtedness, or result in increased borrowing costs in the future.

We have significant debt and other obligations, which could adversely affect our financial health and our ability to obtain financing in the future, and to react to changes in our business.

We have $675.0 million of principal amount of indebtedness outstanding as of June 30, 2025. This significant amount of debt, preferred stock and other cash needs could have important consequences to us, including:

•requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as capital expenditures and acquisitions;
•restrictive covenants in our debt arrangements s, which could limit our operations and borrowing;
•increasing our vulnerability to general adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt ;
•placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged and that may therefore be more able to invest in their business or use their available cash to pursue other opportunities, including acquisitions; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service our debt and make necessary capital expenditures.

Our ability to make scheduled payments of the principal of, to pay interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive to our stockholders. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our obligations and have a material adverse effect on our results of operations and financial condition.

Restrictive covenants in our Credit Agreements may interfere with our ability to access our revolving credit facilities, or to obtain new financing or to engage in other business activities.

Our Credit Agreements impose significant operating and financial restrictions on us. These restrictions limit our ability and/or the ability of certain of our subsidiaries to, among other things:

•incur or guarantee additional debt;
•incur certain liens;
•merge or consolidate;
•transfer or sell assets;
•make certain investments;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock; and
•enter into transactions with affiliates.

In addition, pursuant to our Credit Agreements, we are required to comply with certain financial covenants consisting of a minimum liquidity test, and a total secured leverage test. As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that the Company will be able to maintain compliance with these covenants in the future and, if it fails to do so, that it will be able to obtain waivers from the lenders and/or amend the covenants. The Company’s failure to comply with the restrictive covenants described above as well as the terms of any future indebtedness could result in an event of default, which, if not cured or waived, could result in it being required to repay these borrowings before their due date and the lenders would be entitled to foreclose on collateral. If the Company is forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. In addition, we may be unable to access future borrowings under our revolving facility if we are unable to satisfy the applicable conditions precedent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Completion of Exchange and Entry Into Second Lien Credit Agreement, Intercreditor Agreement, Second Lien Security Agreement and Second Lien Guarantee Agreement

On August 7, 2025, the Company completed the exchange of its existing Series A Preferred Shares for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Shares, with no common stock conversion feature, pursuant to an Exchange Agreement (the “Exchange”).

The parties entered into the Second Lien Credit Agreement (the “Second Lien Credit Agreement”, and together with First Lien Credit Agreement, the “Credit Agreements”), pursuant to which the lenders have agreed to extend credit to the Borrower in the form of (i) a new senior secured second lien term loan facility (the “Second Lien Term Loan Facility”) in which the lenders are deemed to have funded an initial second lien term loan in the amount of $175.0 million, which was the amount of the Liquidation Preference of the Series A Preferred Shares at the time of the Exchange (the “Second Lien Term Loans”).

All loans under the Second Lien Credit Agreement will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all amounts outstanding under the Second Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the Second Lien Credit Agreement, (c) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (d) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the Second Lien Credit Agreement) unless certain liquidity conditions are satisfied.

The interest rate for the Second Lien Term Loan Facility will be calculated, (a) in the case of Loans that bear interest at ABR, as the Applicable Margin plus the ABR and (b) in the case of Term SOFR Loans, the Applicable Margin plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

The Second Lien Term Loans are guaranteed on a senior secured second lien basis by the same entities that guarantee the obligations of the Borrower under the First Lien Credit Agreement on substantially the same terms (only as modified to reflect their second lien nature). The Second Lien Term Loans are secured by a second priority security interest in substantially all of the assets of each borrower and guarantor, subject to certain customary exceptions, on substantially the same terms as set forth in the First Lien Credit Agreement.

The Second Lien Term Loan may be prepaid before or after maturity at the option of the Borrower subject to a prepayment premium percentage equal to 35%, in the case of a prepayment made in connection with a Change of Control, or (ii) 65%, in the case of a prepayment in any other case, each as then multiplied by the principal amount of such prepayment.

In respect of any repayment of the principal amount of any Second Lien Term Loan amounts at maturity, the Borrower shall pay, in connection with such repayment, an exit fee equal to 50% multiplied by the principal amount of such repayment.

The relative rights and other creditors’ rights issues in respect of the loans outstanding under the First Lien Credit Agreement and the Second Lien Credit Agreement are set forth in an intercreditor agreement.

The Second Lien Credit Agreement contains customary affirmative, negative and reporting covenants (in general, with 15% cushions above corresponding thresholds and baskets under the First Lien Credit Agreement), representations and warranties, and events of default, including cross-defaults to other material indebtedness. In addition, the Company is required to comply at certain times with certain financial covenants comprised of a minimum liquidity test and a total secured leverage ratio. If an event of default occurs, the lenders would be entitled to take enforcement action, including foreclosure on collateral and acceleration of amounts owed under the Second Lien Credit Facility.

Prior to effectiveness of the Second Lien Credit Agreement, on August 7, 2025, the Company and EVH LLC entered into Amendment No. 6 to the First Lien Credit Agreement to (i) permit entry into the Second Lien Credit Agreement (and related documentation) and the Exchange and (ii) increase the minimum liquidity covenant and the total secured leverage ratio.

The foregoing summary of the terms of the Exchange Agreement, the Second Lien Credit Agreement, the Second Lien Security Agreement, the Second Lien Guarantee Agreement, the Intercreditor Agreement and Amendment No. 6 do not purport to be complete descriptions and are subject to, and qualified in their entirety by, the full text of the applicable agreements, which are attached hereto as Exhibits 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7, respectively, and incorporated herein by reference.

Cancellation of Series A Preferred Stock and Termination of Investor Rights Agreement and Registration Rights Agreement

Also, on August 7, 2025, pursuant to the Exchange Agreement, the Company (i) cancelled all of its existing Series A Preferred Stock in exchange for the Second Lien Term Loan extended by the Holders of its Series A Preferred Stock and (ii) paid the holders an amount equal to accrued and unpaid dividends thereon. Contemporaneously with the cancellation of the Series A Preferred Stock, the Investor Rights Agreement, dated January 20, 2023 by and among the Company and the holders of Series A Preferred Stock, which contained certain restrictions on the transfer of the Series A Preferred Stock and certain protective covenants in favor of the holders thereof, and the Registration Rights Agreement, dated January 20, 2023, by and among the Company and the holders of Series A Preferred Stock, which granted certain registration rights to the stockholders in respect of the shares of Class A Common Stock issuable upon conversion of the Series A Preferred Stock, each terminated.

In connection with the Exchange, the Company filed a Cancellation of Certificate of Designations of the Series A Preferred Stock dated August 7, 2025 (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware. The Certificate of Elimination extinguished the obligations of the Company pursuant to the Certificate of Designations of the Series A Preferred Stock, which was originally filed with the Secretary of State of the State of Delaware on January 19, 2023. A copy of the Certificate of Elimination is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits
EVOLENT HEALTH, INC
Exhibit Index

3.1	Certificate of Elimination of the Cumulative Series A Convertible Preferred Shares of Evolent Health, Inc.

10.1*
Amendment No. 5, dated as of June 19, 2025, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party thereto, Evolent Health, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent.

10.2*	Exchange Agreement, dated as of August 7, 2025, by and among the Company and each of the Holders listed on Schedule I thereto.

10.3*
Second Lien Credit Agreement, dated as of August 7, 2025, by the Lenders party thereto, Evolent Health, LLC, as the Borrower, the Company, as the Parent, each other Guarantor party thereto and Ares Capital Corporation, as Administrative Agent and Collateral Agent.

10.4*	Second Lien Security Agreement, dated as of August 7, 2025, by each of the Grantors thereto in favor of Ares Capital Corporation as Collateral Agent.

10.5*	Second Lien Guarantee Agreement, dated as of August 7, 2025, by each of the Guarantors thereto in favor of Ares Capital Corporation as Administrative Agent and as Collateral Agent for the Lenders.

10.6
Intercreditor Agreement, dated August 7, 2025, by and among Ares Capital Corporation, as First Lien Administrative Agent, ACF Finco I LP as First Lien Security Agent and Ares Capital Corporation as Second Lien Administrative Agent and as Second Lien Security Agent Security Agent.

10.7*
Amendment No. 6, dated as of August 7, 2025, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party thereto, Evolent Health, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent.

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
————————
*    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2) or Regulation S-K Item 601(b)(10). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

Dated: August 11, 2025