Form 10-Q
period 2025-09-30
Evolent Health, Inc.
filed 2025-11-07
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, there were 111,600,856 shares of the registrant’s Class A common stock outstanding.

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
•the conditional conversion features, and changes in accounting treatment of the 2029 Notes and the 2031 Notes (as defined below), which, if triggered, may adversely affect our financial condition and operating results;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,650	$104,203
Restricted cash	23,689	59,295
Accounts receivable, net (1)	386,564	414,681
Prepaid expenses and other current assets	22,228	28,938
Assets held for sale - current	20,963	—
Total current assets	570,094	607,117
Restricted cash	2,665	14,998
Investments and equity method investees	8,936	8,588
Property and equipment, net	80,086	73,151
Right-of-use assets - operating	4,837	6,134
Prepaid expenses and other noncurrent assets	2,938	3,569
Contract cost assets	11,160	13,378
Intangible assets, net	623,693	680,156
Goodwill	1,075,376	1,137,320
Assets held for sale - noncurrent	73,674	—
Total assets	$2,453,459	$2,544,411
LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$72,180	$96,025
Accrued liabilities	60,893	66,361
Operating lease liability - current	17,942	26,717
Accrued compensation and employee benefits	55,380	33,719
Deferred revenue	1,871	2,507
Short-term debt, net	5,118	171,467
Reserve for claims and performance - based arrangements	211,652	318,705
Liabilities held for sale - current	4,891	—
Total current liabilities	429,927	715,501
Long-term debt, net	1,054,822	490,520
Other long-term liabilities	3,784	2,984
Tax receivables agreement liability	108,105	108,105
Operating lease liabilities - noncurrent	4,433	24,969
Deferred tax liabilities, net	10,155	10,900
Total liabilities	1,611,226	1,352,979
Commitments and Contingencies (See Note 10)
Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 0 and 175,000 issued, respectively	—	190,173
Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 117,564,460 and 116,575,773 shares issued, respectively	1,176	1,166
Additional paid-in-capital	1,791,060	1,803,786
Accumulated other comprehensive loss	(2,376)	(1,753)
Retained earnings (accumulated deficit)	(886,196)	(780,817)
Treasury stock, at cost; 5,971,712 and 1,537,582 shares issued, respectively	(61,431)	(21,123)

See accompanying Notes to Consolidated Financial Statements.

Total shareholders’ equity	842,233	1,001,259
Total liabilities, mezzanine equity and shareholders’ equity	$2,453,459	$2,544,411
(1) See Note 18 for amounts attributable to related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue(1)	$479,533	$621,401	$1,407,510	$1,908,199
Expenses
Cost of revenue (1)	379,759	540,708	1,104,880	1,616,557
Selling, general and administrative expenses (1)	77,592	67,060	231,210	215,349
Depreciation and amortization expenses	23,615	29,701	70,814	89,074
Loss (gain) on lease termination	(1,230)	—	676	—
Change in fair value of contingent consideration	(1,089)	200	1,837	9,108
Total operating expenses	478,647	637,669	1,409,417	1,930,088
Operating income (loss)	886	(16,268)	(1,907)	(21,889)
Interest income	964	794	3,322	4,714
Interest expense	(16,475)	(6,010)	(38,461)	(18,002)
Gain (loss) from equity method investees	156	(2,229)	334	(3,623)
Gain on extinguishment of short-term debt, net	431	—	431	—
Loss on option exercise	—	—	(52,544)	—
Extinguishment of Series A Preferred Stock and other refinancing fees	(6,000)	—	(15,000)	—
Change in tax receivables agreement liability	—	—	—	(173)
Other expense, net	80	(43)	(3)	(140)
Loss before income taxes	(19,958)	(23,756)	(103,828)	(39,113)
Provision for (benefit from) income taxes	906	(619)	1,551	(292)
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	(20,864)	(23,137)	(105,379)	(38,821)
Dividends and accretion of Series A Preferred Stock including excise tax	(6,066)	(8,094)	(44,891)	(24,018)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,930)	$(31,231)	$(150,270)	$(62,839)

Loss per common share
Basic and diluted	$(0.24)	$(0.27)	$(1.31)	$(0.55)

Weighted-average common shares outstanding
Basic and diluted	114,066	114,862	115,083	114,565

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,930)	$(31,231)	$(150,270)	$(62,839)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(669)	(12)	(623)	(110)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(27,599)	$(31,243)	$(150,893)	$(62,949)
————————
(1)See Note 18 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended September 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	175	$228,800	117,473	$1,175	$1,782,992	$(1,707)	$(865,332)	$(21,123)	$896,005

Stock-based compensation expense	—	—	—	—	14,682	—	—	—	14,682
Restricted stock units vested, net of shares withheld for taxes	—	—	91	1	(548)	—	—	—	(547)
Treasury share repurchase, including excise tax	—	—	—	—	—	—	—	(40,308)	(40,308)
Exchange of mezzanine equity	(175)	(232,200)	—	—	—	—	—	—	—
Foreign Currency translation adjustment	—	—	—	—	—	(669)	—	—	(669)
Net income attributable to common shareholders of Evolent Health, Inc.	—	3,400	—	—	(6,066)	—	(20,864)	—	(26,930)
Balance as of September 30, 2025	—	$—	117,564	$1,176	$1,791,060	$(2,376)	$(886,196)	$(61,431)	$842,233

	For the Three Months Ended September 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	175	$184,206	116,262	$1,163	$1,810,054	$(1,355)	$(734,878)	$(21,123)	$1,053,861

Stock-based compensation expense	—	—	—	—	14,416	—	—	—	14,416
Exercise of stock options	—	—	234	3	2,340	—	—	—	2,343
Restricted stock units vested, net of shares withheld for taxes	—	—	54	—	(692)	—	—	—	(692)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	—	(12)
Net income attributable to common shareholders of Evolent Health, Inc.	—	2,960	—	—	(8,094)	—	(23,137)	—	(31,231)
Balance as of September 30, 2024	175	$187,166	116,550	$1,166	$1,818,024	$(1,367)	$(758,015)	$(21,123)	$1,038,685
.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Nine Months Ended September 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	175	$190,173	116,576	$1,166	$1,803,786	$(1,753)	$(780,817)	$(21,123)	$1,001,259

Stock-based compensation expense	—	—	—	—	37,343	—	—	—	37,343
Restricted stock units vested, net of shares withheld for taxes	—	—	676	7	(3,353)	—	—	—	(3,346)
Performance stock units vested, net of shares withheld for taxes	—	—	312	3	(1,825)	—	—	—	(1,822)
Treasury share purchase, including excise tax	—	—	—	—	—	—	—	(40,308)	(40,308)
Exchange of mezzanine equity	(175)	(232,200)	—	—		—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	—	(623)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	42,027	—	—	(44,891)	—	(105,379)	—	(150,270)
Balance as of September 30, 2025	—	$—	117,564	$1,176	$1,791,060	$(2,376)	$(886,196)	$(61,431)	$842,233

	For the Nine Months Ended September 30, 2024
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	175	$178,427	115,425	$1,154	$1,808,121	$(1,257)	$(719,194)	$(21,123)	$1,067,701

Stock-based compensation expense	—	—	—	—	45,861	—	—	—	45,861
Exercise of stock options	—	—	335	4	3,458	—	—	—	3,462
Restricted stock units vested, net of shares withheld for taxes	—	—	585	6	(10,832)	—	—	—	(10,826)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(110)	—	—	(110)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	8,739	—	—	(24,018)	—	(38,821)	—	(62,839)
Balance as of September 30, 2024	175	$187,166	116,550	$1,166	$1,818,024	$(1,367)	$(758,015)	$(21,123)	$1,038,685
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows Provided by (Used In) Operating Activities
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	$(105,379)	$(38,821)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	1,837	9,108
Loss (gain) from equity method investees	(334)	3,623
Extinguishment of Series A Preferred Stock and other refinancing fees	15,000	—
Gain on extinguishment of short-term debt	(431)	—
Loss on option exercise	52,544	—
Depreciation and amortization expenses	70,814	89,074
Stock-based compensation expense	37,343	45,861
Deferred tax expense (benefit)	57	(1,916)
Amortization of contract cost assets	5,704	3,604
Amortization of deferred financing costs	4,762	2,650
Loss on lease termination	676	—
Change in tax receivables agreement liability	—	173
Right-of-use operating assets	1,297	2,739
Other current operating cash inflows (outflows), net	—	180
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	7,364	38,844
Prepaid expenses and other current and non-current assets	388	7,751
Contract cost assets	(3,486)	(4,687)
Accounts payable	21,501	1,260
Accrued liabilities	(4,399)	17,648
Operating lease liabilities	(29,987)	(12,209)
Accrued compensation and employee benefits	21,661	(24,780)
Deferred revenue	(636)	(3,355)
Reserve for claims and performance-based arrangements	(107,053)	(91,361)
Other long-term liabilities	800	(390)
Net cash and restricted cash (used in) provided by operating activities	(9,957)	44,996
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(56,045)	(16,947)
Return of equity method investments	986	7
Purchases of investments and contributions to equity method investees	(1,000)	(7,320)
Investments in internal-use software and purchases of property and equipment	(26,327)	(18,742)
Net cash and restricted cash used in investing activities	(82,386)	(43,002)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	(45,332)	584
Payment of contingent consideration	(1,750)	(70,355)
Proceeds from stock option exercises	—	3,462
Proceeds from issuance of long-term debt, net of offering costs	389,740	(529)
Repayment of long-term debt	(229,255)	—
Repurchase of common stock	(39,996)	—
Payment of preferred dividends	(11,127)	(15,279)
Taxes withheld and paid for vesting of equity awards	(5,168)	(15,390)
See accompanying Notes to Consolidated Financial Statements.

	For the Nine Months Ended September 30,
	2025	2024
Net cash and restricted cash provided by (used in) financing activities	57,112	(97,507)
Effect of exchange rate on cash and cash equivalents and restricted cash	(261)	(93)
Net decrease in cash and cash equivalents and restricted cash	(35,492)	(95,606)
Cash and cash equivalents and restricted cash as of beginning-of-period	178,496	223,457
Cash and cash equivalents and restricted cash as of end-of-period	$143,004	$127,851

See accompanying Notes to Consolidated Financial Statements.

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

As of September 30, 2025, the Company had unrestricted cash and cash equivalents of $116.7 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

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

Restricted Cash

Restricted cash includes cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	September 30, 2025	December 31, 2024
Collateral for letters of credit for facility leases (1)	$222	$1,903
Collateral with financial institutions (2)	15,665	16,590
Claims processing services (3)	10,467	55,800
Total restricted cash	$26,354	$74,293

Current restricted cash	$23,689	$59,295
Total current restricted cash	$23,689	$59,295

Non-current restricted cash	$2,665	$14,998
Total non-current restricted cash	$2,665	$14,998
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$116,650	$96,583
Restricted cash	26,354	31,268
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$143,004	$127,851

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

Assets Held for Sale

The Company classifies assets including allocated goodwill as held for sale when management, with appropriate authority, approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell beginning in the period the held for sale criteria is met and the Company suspends depreciation and amortization effective the date on which the assets meet the held for sale criteria. The carrying amount of assets held for sale are adjusted each reporting period for subsequent changes in fair value less cost to sell, with losses recognized for any subsequent write-down to fair value less cost to sell, and gains recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.

The Company presents held for sale assets and liabilities on the consolidated balance sheets in all periods that the qualifying assets and liabilities meet the held for sale criteria. The net income (loss) related to the assets held for sale is recorded within the consolidated statement of operations and comprehensive income (loss).

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

Our goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of its reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of our reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds our reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). See Note 8 for additional discussion regarding our goodwill impairment tests.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of September 30, 2025 and December 31, 2024, approximately 78% and 67%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of September 30, 2025 and December 31, 2024, approximately 51% and 23% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. The increase is primarily due to another customer becoming eligible to settle balances on a net basis. Additionally, the Company offsets its accounts receivable and claims reserve under its total cost of care management solution.

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

During the three months ended September 30, 2025, the Company completed the exchange of its existing Series A Preferred Stock for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature. Refer to Note 12 for further discussion of our Convertible Preferred Equity.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permits entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is assessing the impact of the ASU on its consolidated financial statements and related disclosures.

Note 4. Transactions

Disposals
On September 23, 2025, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company will sell all of the outstanding shares of capital stock of Evolent Care Partners Holding Company, Inc, a wholly owned subsidiary of Evolent Health LLC (“ECP Holding Company”) for a purchase price of $100.0 million, subject to customary closing purchase price adjustments, and a contingent payment of up to $13.0 million, subject to the achievement of certain metrics following the closing.
The consummation of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions, including receipt of required state governmental approvals. The Company anticipates the transactions contemplated by the Purchase Agreement will close in the fourth quarter of 2025.
The Company determined that the transaction met the held for sale criteria and ceased recording amortization of provider network contract intangibles at that time. The carrying value of net assets and liabilities of $89.7 million, inclusive of allocated goodwill, which was determined to be lower than its fair value, less costs to sell, was reclassified in the Company’s consolidated balance sheet as assets held for sale - current, assets held for sale - noncurrent and liabilities held for sale - current during the third quarter of 2025. The Company allocated $61.9 million of goodwill to the transaction based on the value of the transaction compared to the estimated business enterprise value on the date which the transaction met the held for sale criteria.
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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Medicaid	$227,535	$214,627	$608,677	$646,819
Medicare	128,714	238,527	353,074	794,160
Commercial and other	123,284	168,246	445,759	467,220
Total	$479,533	$621,400	$1,407,510	$1,908,199

Performance Suite	$286,935	$435,100	$857,873	$1,344,920
Specialty Technology and Services Suite	93,263	85,474	257,485	255,992
Administrative Services	57,811	59,396	170,882	178,735
Cases	41,524	41,430	121,270	128,552
Total	$479,533	$621,400	$1,407,510	$1,908,199
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $29.8 million of transaction price to performance obligations that are unsatisfied as of September 30, 2025. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration. We expect to recognize revenue on approximately 33%, 64% and 3% of these remaining performance obligations by December 31, 2025, 2026 and 2027, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Short-term receivables (1)	$406,061	$413,346
Short-term deferred revenue	1,871	2,507
Long-term deferred revenue	220	—
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the nine months ended September 30, 2025 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$2,507
Reclassification to revenue, as a result of performance obligations satisfied	(1,671)
Cash received in advance of satisfaction of performance obligations	1,255
Balance as of end of period	$2,091

The amount of revenue, excluding customer discounts of $2.5 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous year was $13.7 million and $(6.3) million for the three and nine months ended September 30, 2025, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2025 and December 31, 2024, the Company had $3.2 million and $2.9 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2025 and December 31, 2024, the Company had $8.0 million and $10.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $2.9 million and $4.9 million for the three and nine months ended September 30, 2025, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we observed an increase in our current past due trade accounts receivable offset by a higher provision for certain customers due to their credit risk profile and timing of payments for the three months ended September 30, 2025.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	September 30, 2025	December 31, 2024
Current	87%	54%
Past due 1-60 days	7%	15%
Past due 61+ days	6%	31%
Accounts receivable, net of allowance	$408,053	$420,914

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Balance as of beginning of period	$(15,368)	$(16,361)
Provision for credit losses	(7,243)	(1,050)
Charge-offs(1)	2,504	5,722
Balance as of end of period	$(20,107)	$(11,689)
————————
(1) Charge-offs for the nine months ended September 30, 2025 and 2024 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	September 30, 2025	December 31, 2024
Computer hardware	$15,794	$14,734
Furniture and equipment	971	983
Internal-use software development costs	261,411	235,831
Leasehold improvements	1,454	1,479
Total property and equipment	279,630	253,027
Accumulated depreciation expense	(199,544)	(179,876)
Total property and equipment, net	$80,086	$73,151

The Company capitalized $8.5 million and $25.6 million for the three and nine months ended September 30, 2025, respectively, and $5.7 million and $16.0 million for the three and nine months ended September 30, 2024, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $76.7 million and $68.7 million as of September 30, 2025 and December 31, 2024, respectively.

Depreciation expense related to property and equipment was $6.3 million and $20.0 million for the three and nine months ended September 30, 2025, respectively, and $7.5 million and $22.9 million for the three and nine months ended September 30, 2024, respectively, of which amortization expense related to capitalized internal-use software development costs was $5.6 million and $17.5 million for the three and nine months ended September 30, 2025, respectively, and $6.3 million and $19.3 million for the three and nine months ended September 30, 2024, respectively.

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

2024 Goodwill Impairment Test

The Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, applicable tax rates, capital market assumptions and other subjective inputs. In our quantitative assessment, the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. A significant increase in the discount rate in isolation would result in a significantly lower fair value. The concluded fair value under the income approach exceeded carrying value of consolidated total assets by approximately $336.0 million, or 13.6%, as of October 31, 2024. As fair value was greater than carrying value under the income approach, goodwill was not impaired as of October 31, 2024. As of September 30, 2024, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of September 30, 2024.

2025 Goodwill Impairment Test

On September 23, 2025, the Company agreed to sell Evolent Care Partners Holding Company, Inc., a wholly owned subsidiary. As a result, the Company performed an interim goodwill impairment assessment as of September 11, 2025. We used the income approach, adjusted to exclude the future impact of Evolent Care Partners Holding Company, in our interim goodwill impairment analysis. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. The quantitative analysis showed that the fair value exceeded the carrying value. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$1,137,320	$1,116,542
Goodwill acquired	—	20,809
Goodwill allocated to disposal (1)	(61,908)	—
Foreign currency translation	(36)	(9)
Balance, end of period	$1,075,376	$1,137,342
————————
(1)During the three months ended September 30, 2025, the Company allocated $61.9 million of goodwill to the agreed-upon sale of ECP Holding Company based on the value of the transaction compared to the estimated business enterprise value on the date which the transaction met the held for sale criteria. See Note 4 for further discussion on disposals.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	September 30, 2025				December 31, 2024
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	0.0	$51,965	$51,965	$—
Customer relationships	12.7	806,668	221,825	584,843	13.5	806,668	186,377	620,291
Technology	2.2	169,715	130,865	38,850	3.0	169,715	117,924	51,791
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts (1)	0.0	9,600	9,600	—	4.8	26,522	18,448	8,074
Total intangible assets, net		$1,039,166	$415,473	$623,693		$1,056,088	$375,932	$680,156
————————
(1)As part of our agreed-upon sale of Evolent Care Partners Holding Company, Inc, the Company reclassified $21.5 million of gross carrying amount provider network contracts with a net carrying value of $10.7 million to assets held for sale - non current on the date which the transaction met the held for sale criteria.
Amortization expense related to intangible assets was $17.3 million and $50.8 million for the three and nine months ended September 30, 2025, respectively, and $22.2 million and $66.2 million for the three and nine months ended September 30, 2024, respectively. The decrease in amortization expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was driven primarily by organizational changes as a result of growth in our value-based specialty care business. As a result, we sunset several corporate trade names and replace them with Evolent signifying our adoption and launch of a unified brand and accelerated amortization such that all corporate trade names were fully amortized by December 2024.

Future estimated amortization of intangible assets (in thousands) as of September 30, 2025, is as follows:

2025	$16,130
2026	64,271
2027	61,529
2028	49,633
2029	47,492
Thereafter	384,638
Total future amortization of intangible assets	$623,693

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. We did not identify any circumstances during the three and nine months ended September 30, 2025 that require an impairment test for our intangible assets.

Note 9. Debt

Terms of Convertible Senior Notes

The Company issued $172.5 million aggregate principal amount of its 1.50% Convertible Senior Notes due 2025 in October 2018 (the “2025 Notes”), $402.5 million aggregate principal amount of its 3.50% Convertible Senior Notes due 2029 in December 2023 (the “2029 Notes”) and $166.8 million aggregate principal amount of its 4.50% Convertible Senior Notes due 2031 in August 2025 (the “2031 Notes” and together with the 2025 Notes and the 2029 Notes, the “Convertible Senior Notes”), in private placements to qualified institutional buyers within the meaning of Rule 144A under the Securities Act. The 2025 Notes matured on October 15, 2025. The 2029 Notes and 2031 Notes will mature on the date in the table below, unless earlier repurchased, redeemed or converted in accordance with their respective terms prior to such date.

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

The 2029 Notes and 2031 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election, based on an initial conversion rate of Class A common stock per $1,000 principal amount of the 2029 Notes and 2031 Notes, which is equivalent to an initial conversion price of the Company’s Class A common stock. In the aggregate, the 2029 Notes and 2031 Notes are initially convertible into 22.9 million shares of the Company’s Class A common stock excluding any shares issuable by the Company upon a conversion in connection with a make-whole fundamental change or a notice of redemption. The conversion rate may be adjusted under certain circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.

Holders of the Convertible Senior Notes may require the Company to repurchase all or part of their notes upon the occurrence of a fundamental change at a price equal to 100.0% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

On or after August 20, 2026, the Company may terminate the conversion rights of the 2031 Notes if (i) for any conversion rights termination date occurring on or after August 20, 2026 and prior to, but not including, August 21, 2028, the last reported sale price of the Company’s Class A common stock has been at least 150.0% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period (including the last trading day of such period) prior to the Company’s delivery of notice of such termination of conversion rights or (ii) for any conversion rights termination date occurring on or after August 21, 2028, the last reported sale price of the Company’s Class A common stock has been at least 130.0% of the conversion price for at least 20 days during the 30 consecutive trading day period (including the last trading day of such period) prior to the Company’s delivery of notice of such termination of conversion rights.

The Company may not redeem the 2031 Notes unless and until holders’ conversion rights have been terminated at its election. However, if holders’ conversion rights have been terminated, the Company may redeem for cash all or a portion of the 2031 Notes, at its option, at a redemption price equal to 100.0% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.

The following table summarizes the terms of our Convertible Senior Notes as of September 30, 2025 (in thousands, except per share conversion rates and prices):

	2025 Notes	2029 Notes	2031 Notes
Aggregate principal amount at issuance	$172,500	$402,500	$166,750
Interest rate per annum	1.5%	3.5%	4.5%
Debt issuance costs	$5,929	$11,628	$5,791
Net proceeds	$166,571	$390,872	$160,959
Issuance date	October 22, 2018	December 8, 2023	August 21, 2025
Maturity date	October 15, 2025	December 1, 2029	August 15, 2031
Interest payment dates (1)	April 15 and October 15	June 1 and December 1	February 15 and August 15

Conversion rate per $1,000 of principal	29.9135	26.3125	73.9098
Conversion price	$33.43	$38.00	$13.53
Shares issuable upon conversion(2)	5,160	10,592	12,325

Carrying value	$5,118	$394,363	$161,065
Unamortized debt discount and issuance costs	—	8,137	5,685
Outstanding principal	$5,118	$402,500	$166,750
Remaining amortization period (years)	0.0	4.2	5.9
Fair value (3)	$5,082	$320,793	$163,098
————————
(1)Holders of the Convertible Senior Notes are entitled to cash payments, which are payable semiannually in arrears on the dates indicated above.
(2)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of September 30, 2025. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
(3)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

2031 Notes Issuance, 2025 Notes Repayment and Common Stock Repurchase

On August 18, 2025, the Company entered into a purchase agreement to sell $145.0 million aggregate principal amount of its 4.50% convertible senior notes due 2031 (the “2031 Notes”) in a private placement to qualified institutional buyers (the “Purchasers”) within the meaning of Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Company granted the Purchasers an option to purchase up to an additional $21.8 million aggregate principal amount of the 2031 Notes, which the Purchasers exercised in full on August 19, 2025. The closing of the 2031 Notes occurred on August 21, 2025 and a total of $166.8 million aggregate principal amount of 2031 Notes were issued at an issue price of 100.00% of par for net proceeds of approximately $161.0 million, after deducting fees and estimated expenses. On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. The Company also repurchased $40.0 million of shares of the Company’s Class A common stock concurrently with the sale of the 2031 Notes in privately negotiated transactions effected with or through one of the Purchasers or its affiliate at a purchase price per share equal to the last reported sale price of the Company’s Class A common stock on August 18, 2025. As a result of the repurchase of the 2025 Notes, the Company recorded a $0.4 million gain on extinguishment of short-term debt, net during the three and nine months ended September 30, 2025.

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

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and the Borrower entered into a Commitment Letter with Ares which provides the Company additional available non-dilutive debt capital of up to $150.0 million (the “Incremental Facility”) to retire its 2025 Notes on or before October 15, 2025 (the maturity date of the 2025 Notes) and for working capital, subject to certain conditions. The Commitment Letter also required that the Company would, in the event the Incremental Facility is drawn and in certain other circumstances, exchange its existing Series A Preferred Stock for an additional second lien term facility in the amount of the Liquidation Preference of the Series A Preferred Stock ($175.0 million) (the “Exchange”). The Exchange was completed on August 7, 2025. The Company may draw on the Incremental Facility at its sole option, in an amount such that its balance of cash and cash equivalents after paying off the 2025 Notes is no more than $125.0 million. The Company paid $9.3 million of deferred financing costs, of which $3.3 million was related to amending the existing 2024 Incremental Facilities. The Company will not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss related to the Incremental Facility in extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations

All loans under the First Lien Credit Agreement (including loans under the 2024 Incremental Facilities and loans outstanding under the Existing Credit Agreement) (collectively, the “Loans”) and the Second Lien Term Loans will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all amounts outstanding under the First Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the First Lien Credit Agreement, (c) the date that is ninety-one (91) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029, provided this clause (C) shall not apply if a certain liquidity conditions are satisfied or if the 2025 Convertible Notes are converted to equity interests, (d) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (e) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the First Lien Credit Agreement) unless certain liquidity conditions are satisfied.

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

Loans under the 2024 Incremental Facilities are subject to the same security and guarantee arrangements and affirmative and negative covenants, mandatory prepayment provisions and events of default as loans outstanding under the Existing Credit Agreement, in each case, subject to certain modifications agreed by the parties. We incurred debt issuance costs of $13.3 million in connection with the Credit Facilities which will be amortized into interest expense over the life of the First Lien Credit Agreement.

During the nine months ended September 30, 2025, the Company borrowed $200.0 million under its Term Loan Facility and $15.0 million under its Revolving Facility. As of September 30, 2025, there was $200.0 million and $77.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
2031 Notes
Interest expense	$833	$—	$833	$—
Amortization of debt issuance costs	106	—	106	—
Interest expense for 2031 Notes	$939	$—	$939	$—
2029 Notes
Interest expense	$3,522	$3,521	$10,566	$10,565
Amortization of debt issuance costs	483	481	1,447	1,441
Interest expense for 2029 Notes	$4,005	$4,002	$12,013	$12,006
2022 Credit Agreement
Interest expense	$9,386	$957	$20,631	$2,846
Amortization of debt issuance costs	1,585	79	2,372	238
Interest expense for 2022 Credit Agreement	$10,971	$1,036	$23,003	$3,084
2025 Notes
Interest expense	$375	$647	$1,669	$1,941
Amortization of debt issuance costs	185	325	837	971
Interest expense for 2025 Notes	$560	$972	$2,506	$2,912

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of September 30, 2025 and December 31, 2024, the Company was party to irrevocable standby letters of credit with a bank for $14.9 million and $17.7 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $15.9 million and $18.5 million, respectively, in restricted cash as collateral as of September 30, 2025 and December 31, 2024, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between November 2025 and January 2026 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

As of September 30, 2025, the Company maintained various surety bonds totaling $16.4 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between October 2025 and July 2026 and automatically extend for additional one-year periods.

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

Guarantees

On July 16, 2020, EVH Passport, Evolent Health LLC and Molina Healthcare, Inc. (“Molina”) entered into an Asset Purchase Agreement (the “Molina APA”), which contemplated the sale by EVH Passport to Molina of certain assets, including certain intellectual property rights of EVH Passport and EVH Passport’s rights under the UHC’s Kentucky Medicaid Contract (the “Passport Medicaid Contract”). On September 1, 2020, EVH Passport and Molina consummated the transactions contemplated by the Molina APA (the “Molina Closing”) and the Passport Medicaid Contract was novated to Molina. In connection with the Molina Closing, the Company continued to provide administrative support services relating to the Passport Medicaid Contract to Molina through the end of 2020. Following the Molina Closing, EVH Passport began working with regulatory authorities including the Kentucky Department of Insurance (“KY DOI”) regarding the wind down of its operations throughout 2021, 2022 and a portion of 2023. The wind down process is now complete and on October 10, 2023, the KY DOI approved our application to surrender our certificate of authority. As part of that wind down process, the Company, as the parent of EVH Passport, entered into a guarantee for the benefit of the KY DOI to satisfy any EVH Passport liability or obligation in the event EVH Passport is not able to meet its wind down liabilities or obligations. As of September 30, 2025, no amounts have been funded under this guarantee.

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

The Company recognized a TRA liability of $108.1 million and $108.1 million as of September 30, 2025 and December 31, 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. A change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

On August 12, 2025, the Company received a Civil Investigative Demand (“CID”) from the Department of Justice pursuant to a False Claims Act investigation concerning allegations that a former customer of the Company and/or certain other parties may have submitted, or caused the submission of, unsupported diagnosis codes in connection with Medicare Advantage beneficiaries. The CID covers the period since January 1, 2016, and the former customer has not been a customer of the Company since 2021. The Company is cooperating with the government in the investigation. The Company cannot predict the scope, duration or outcome of this investigation, and cannot currently estimate the loss or the range of possible losses it may experience in connection with this investigation.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2025, approximately 95.3% of our $143.0 million of cash and cash equivalents and restricted cash were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 4.7% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	September 30, 2025	December 31, 2024
Cook County Health and Hospitals System	18.9%	45.8%
Molina Healthcare, Inc.	21.2%	*
Florida Blue Medicare, Inc.	11.4%	*
Center for Medicare & Medicaid Services	14.7%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Molina Healthcare, Inc.	25.7%	14.9%	24.6%	13.0%
Cook County Health and Hospitals System	17.6%	11.6%	16.9%	11.3%
Florida Blue Medicare, Inc.	14.4%	13.2%	14.4%	12.8%
Centene Corporation	13.8%	*	12.1%	*
Humana Insurance Company	*	14.2%	*	19.3%
Blue Cross and Blue Shield of North Carolina	*	10.8%	*	*
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

In connection with various lease agreements, the Company is required to maintain $0.2 million and $1.9 million in letters of credit as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company held $0.2 million and $1.9 million in restricted cash on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of September 30, 2025 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	5.3	$2,846	$—
Edison, NJ	0.6	349	222
Makati City, Philippines	2.7	1,815	—
Pune, India	2.5	1,416	—
Brea, CA	1.6	1,649	—

Gain on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $1.2 million gain on lease termination related to negotiated termination payments and real estate commissions three months ended September 30, 2025.
The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost, net of sublease income	$1,033	$1,131	$883	$2,590
Variable lease cost	777	1,314	2,699	4,387
Total lease cost	$1,810	$2,445	$3,582	$6,977

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating lease expense
2025	$3,323
2026	15,802
2027	2,204
2028	977
2029	548
Thereafter	609
Total lease payments	23,463
Less:
Interest	1,088
Present value of lease liabilities	$22,375

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	September 30, 2025	December 31, 2024
Weighted average discount rate	8.17%	9.09%
Weighted average remaining lease term	2.3	4.3

Note 12. Convertible Preferred Equity

In connection with the NIA closing, on January 20, 2023, the Company entered into a Securities Purchase Agreement (Series A Convertible Preferred Stock) with the Purchasers listed on Schedule I thereto (the “Securities Purchase Agreement”) pursuant to which the Company offered and sold to the Purchasers an aggregate 175,000 shares of the Series A Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), at a purchase price of $960.00 per share, resulting in total gross proceeds to the Company of $168.0 million. The proceeds from the offer and sale of the Series A Preferred Stock were used, together with the proceeds from the Incremental Revolving Facility and Incremental Term Loan Facility, to finance the cash consideration payable at the NIA Closing Date and pay transaction fees and expenses.

On June 19, 2025, the Company entered into Amendment No. 5 which provided, in part, that failure to consummate the Exchange of our Series A Preferred Stock for new Second Lien Term Loans in certain circumstances will constitute an event of default under the First Lien Credit Agreement. Amendment No. 5 was accounted for as an extinguishment and reissuance of the Series A Preferred Stock. The Series A Preferred Stock post-amendment was recorded at fair value, including a $9.0 million charge to extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations and comprehensive income (loss) and the remainder as a deemed dividend.

On August 7, 2025, the Company completed the exchange of its existing Series A Preferred Stock for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature, pursuant to an Exchange Agreement (the “Exchange”). See Note 9 for further details regarding our second lien term loan facility.

Regular dividends on the Series A Preferred Stock were paid quarterly in cash in arrears at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation of the Series A Preferred Stock filed by the Company with the Delaware Secretary of State on January 19, 2023 (the “Certificate of Designation”)) plus 6.00%.

Prior to the exchange, the Company accreted redemption value in excess of par at a redemption price per share equal to 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock.

The Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the net value of certain equity transactions made after December 31, 2022. We recorded the applicable excise tax in additional paid-in-capital as part of the preferred equity exchange and a corresponding liability for the excise tax payable in accrued liabilities on our consolidated balance sheet.

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock and excise tax as presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash dividends on Series A Preferred Stock	$1,929	$5,134	$11,127	$15,279
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax benefit	2,387	2,960	32,014	8,739
Excise tax on exchange of Series A Preferred Stock	1,750	—	1,750	—
Dividends and accretion of Series A Preferred Stock including excise tax	$6,066	$8,094	$44,891	$24,018

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	$(20,864)	$(23,137)	$(105,379)	$(38,821)
Dividends and accretion of Series A Preferred Stock including excise tax	(6,066)	(8,094)	(44,891)	(24,018)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,930)	$(31,231)	$(150,270)	$(62,839)

Weighted-average common shares outstanding - basic and diluted	114,066	114,862	115,083	114,565

Loss per common share
Basic and diluted	$(0.24)	$(0.27)	$(1.31)	$(0.55)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units (“RSUs”), performance-based RSUs (“PSUs”) and leveraged stock units (“LSUs”)	1,257	804	744	782
Stock options	—	230	—	309
Series A Preferred Stock	1,807	4,375	3,510	4,375
Convertible senior notes	19,336	20,252	16,960	20,252
Total	22,400	25,661	21,214	25,718

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Award Type
RSUs	9,077	7,643	23,157	22,059
PSUs	5,605	6,773	14,186	23,802
Total compensation expense by award type	$14,682	$14,416	$37,343	$45,861

Line Item
Cost of revenue	$1,241	$1,117	$2,948	$3,329
Selling, general and administrative expenses	13,441	13,299	34,395	42,532
Total compensation expense by financial statement line item	$14,682	$14,416	$37,343	$45,861

No stock-based compensation was capitalized as software development costs for the three and nine months ended September 30, 2025 and 2024, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	1,542	275	3,825	1,310
PSUs	72	—	2,105	808

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

An income tax provision (benefit) of $0.9 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, and $(0.6) million and $(0.3) million for the three and nine months ended September 30, 2024, respectively, which resulted in effective tax rates of (4.5)% and (1.5)% for the three and nine months ended September 30, 2025, respectively, and 2.6% and 0.7% for the three and nine months ended September 30, 2024, respectively. The income tax expense recorded during the three and nine months ended September 30, 2025, primarily relates to non-deductible expenses and state and foreign taxes. The income tax benefit recorded during the three and nine months ended September 30, 2024, primarily relates to the expected tax effect of net losses, partially offset by state and foreign taxes.

As of September 30, 2025, the Company had unrecognized tax benefits of $2.5 million that, if recognized, would affect the overall effective tax rate. The Company and its subsidiaries are not currently subject to any material income tax audits in any federal, state or local jurisdiction for any tax year. The Company’s foreign subsidiary is currently under an income tax examination of the financial year ended 2022 India income tax return.

On July 4, 2025, new U.S. tax legislation H.R.1, referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. For 2025, the Company will have the option to accelerate its previously capitalized and unamortized U.S. research and development costs over a one or two-year period. The financial impact of the enactment is included in the Company’s operating results for the three months ended September 30, 2025. The OBBBA is not expected to have a material impact on the Company’s 2025 effective tax rate.

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

As of September 30, 2025 and December 31, 2024, the Company’s economic interests in its equity method investments ranged between 4% and 25%, and 4% and 34%, respectively, and voting interests in its equity method investments ranged between 25% and 33% and 25% and 34%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, and $(2.2) million and $(3.6) million for the three and nine months ended September 30, 2024, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.9 million and $8.3 million for the three and nine months ended September 30, 2025, respectively, and $3.0 million and $9.8 million for the three and nine months ended September 30, 2024, respectively.

Loss on Option Exercise

During the nine months ended September 30, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.5 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

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

For the three and nine months ended September 30, 2025, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes. As of September 30, 2025, the carrying amount of the investment was $4.0 million.

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

Recurring Fair Value Measurements

In accordance with GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$456	$456
Total fair value of liabilities measured on a recurring basis	$—	$—	$456	$456

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$5,000	$5,000
Total fair value of liabilities measured on a recurring basis	$—	$—	$5,000	$5,000

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the three and nine months ended September 30, 2025.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Balance as of beginning of period	$5,000	$83,600
Additions	—	9,000
Settlements	(6,381)	(92,508)
Change in fair value of contingent consideration	1,837	9,108
Balance as of end of period	$456	$9,200

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	September 30, 2025
ECP contingent consideration	$456	Contractual obligation	N/A	N/A

	December 31, 2024
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Machinify contingent consideration	$1,900	Real options approach	Risk-neutral expected earnout consideration	$1,900
			Discount rate	6.57%

ECP contingent consideration	$3,100	Contractual obligation	N/A	N/A

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

See Note 9 for information regarding the fair value of the 2025 Notes, 2029 Notes and 2031 Notes.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	September 30, 2025	December 31, 2024
Assets
Accounts receivable, net	$6,124	$7,947

Liabilities
Accounts payable	$798	$498

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,917	$3,053	$7,969	$36,858

Expenses
Cost of revenue	1,221	2,143	2,503	30,907
Selling, general and administrative expenses	797	—	1,898	—

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

The following table provides a summary of our total costs associated with our repositioning plan the nine months ended September 30, 2024 and incurred throughout the entirety of the 2023 Repositioning Plan, respectively, by major type of cost (in thousands):

	For the Nine Months Ended September 30, 2024	Cumulative Amount Incurred Through 2023 Repositioning Plan
Severance and termination benefits	$1,835	$10,399
Dedicated employee costs	1,185	8,085
Professional services	4,127	17,038
Office space consolidation	3,452	10,314
Total	$10,599	$45,836

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

The following table presents our revenue and significant expenses reviewed by our CODM, other segment items and net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$479,533	$621,401	$1,407,510	$1,908,199
Less:
Medical expense and device costs	274,628	448,596	816,466	1,333,657
Cost of revenue excluding medical expense and device costs and other segment items (1)	103,890	90,995	285,466	279,571
Selling, general and administrative expenses excluding other segment items (2)	62,060	50,009	192,216	157,123
Depreciation and amortization expenses	23,615	29,701	70,814	89,074
Interest income	(964)	(794)	(3,322)	(4,714)
Interest expense	16,475	6,010	38,461	18,002
Gain (loss) from equity method investees	(156)	2,229	(334)	3,623
Provision from income taxes	906	(619)	1,551	(292)
Change in tax receivables agreement liability	—	—	—	173
Other segment items (3)	26,009	26,505	156,462	94,821
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,930)	$(31,231)	$(150,270)	$(62,839)
————————

(1)Other segment items excluded from cost of revenue excluding medical expense and device costs include $1.2 million and $2.9 million of stock compensation for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2024, respectively.

(2)Other segment items excluded from selling, general and administrative expenses include the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation	$13,441	$13,299	$34,395	$42,532
Severance costs	1,540	1,680	3,345	2,860
Transaction-related costs	551	2,072	1,254	2,235
Repositioning costs	—	—	—	10,599

(3)Other segment items is defined as stock-based compensation, severance costs, transaction-related costs and repositioning costs not included in cost of revenue or selling, general and administrative expenses calculated in accordance with GAAP, loss on lease termination, change in fair value of contingent consideration, gain on extinguishment of short-term debt, extinguishment of Series A Preferred Stock and other refinancing fees, loss on option exercise, other income (expense), net, and dividends and accretion of Series A Preferred Stock and excise tax on Series A Preferred Stock. Management believes cost of revenue excluding medical expense and device costs and other segment items and selling, general and administrative expenses excluding other segment items are useful to investors because they facilitate an understanding of our long-term operational costs while removing the effect of costs that are not a representative component of the day-to-day operating performance of our business, and are useful to management as supplemental performance measures.

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

Activity in reserves for claims and performance-based arrangements related to specialty care management services solution was as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$318,705	$404,048
Incurred health care costs:
Current year to date period (1)	690,793	1,117,071
Prior year to date period	(26,646)	(25,897)
Total claims incurred	664,147	1,091,174
Claims paid related to:
Current year to date period	(536,384)	(829,864)
Prior year to date period	(234,816)	(352,671)
Total claims paid	(771,200)	(1,182,535)
Balance, end of period	$211,652	$312,687
————————
(1)Incurred health care costs related to the nine months ended September 30, 2024 include a true-down in claims expense of $41.7 million for one of our Performance Suite customers related to a narrowed scope of services in select markets retroactive to the beginning of the year.

Note 22. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$(588)	$86
Accrued expenses from acquisition of Machinify	—	8,500
Accrued excise tax on Series A Preferred Stock	1,750	—
Exchange of Series A Preferred Stock	232,200	—
Accrued excise tax on repurchase of common stock	313	—
Effects of leases
Operating cash outflows from operating leases	30,124	10,704
Leased assets disposed of (obtained in) exchange for operating lease liabilities	—	(185)

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

Recent Events

Industry Climate

During 2024, the medical claims costs in our Performance Suite grew at a significantly faster rate than historical norms, negatively impacting our financial results. This growth was driven in part by higher disease prevalence as well as higher cost per active patient. Based on commentary from other market participants, we believe these cost increases were industry-wide and not specific to Evolent. Our results for the first three quarters of 2025 were also impacted by growth in medical claims cost that continued to grow faster than our historical averages.

A portion of the Company’s revenue during the three months ended September 30, 2025 related to members on the ACA Health Exchanges, principally but not exclusively pursuant to our revenue agreements with Molina Healthcare, Inc. and Centene Corporation. A combination of elevated medical expenses during 2025 and premium tax credits that are scheduled to expire at the end of 2025 have resulted in industry expectations of lower ACA Health Exchange membership in 2026.

We are unable to predict how these broader dynamics will impact our business and results of operations in the future, but they could continue to impact our financial condition and results of operations and such future impacts could be material.

Regulatory Uncertainty and Changes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA amends U.S. tax law, including provisions related to research and development and interest expense. The OBBBA also makes significant changes to the Medicaid, Medicare and ACA Health Exchanges. Changes include new requirements states must meet to maintain federal support for the Medicaid programs, as well as stricter criteria beneficiaries must meet to qualify for and maintain enrollment in federal healthcare programs. The effect of these changes could result in reductions in members covered by partners’ health care plans. The Company continues to evaluate the expected impact of the OBBBA on its business and financial statements, but changes resulting from the OBBBA could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net loss for the three and nine months ended September 30, 2025, respectively. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Exchange and Ares Transaction

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5 to the First Lien Credit Agreement, the Company and EVH LLC entered into a Commitment Letter with Ares which provides the Company the Incremental Facility to retire its 2025 Notes on or before October 15, 2025 (the maturity date of the 2025 Notes) and for working capital, subject to certain conditions. The Incremental Facility also provides for an exit fee payable upon the retirement of amounts up to amounts drawn on the Incremental Facility. After the payment of fees and expenses incurred in connection with the Commitment Letter, some of which were paid prior to any borrowing under the Incremental Facility, the Company will have sufficient liquidity for working capital and other general corporate purposes. The Company will not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss in related to the Incremental Facility in extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations.

On August 7, 2025, the Company completed the exchange of its existing Series A Preferred Stock for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature. See Part I – Note 9 for further details regarding our second lien term loan facility.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Molina Healthcare, Inc.	25.7%	14.9%	24.6%	13.0%
Cook County Health and Hospitals System	17.6%	11.6%	16.9%	11.3%
Florida Blue Medicare, Inc.	14.4%	13.2%	14.4%	12.8%
Centene Corporation	13.8%	*	12.1%	*
Humana Insurance Company	*	14.2%	*	19.3%
Blue Cross and Blue Shield of North Carolina	*	10.8%	*	*
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
On September 23, 2025, the Company agreed to sell Evolent Care Partners Holding Company, Inc., a wholly owned subsidiary. As a result, the Company performed an interim goodwill impairment assessment as of September 11, 2025. We used the income approach, adjusted to exclude the future impact of Evolent Care Partners Holding Company, in our interim goodwill impairment analysis. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions, cash flows and discount rates. The quantitative analysis showed that the fair value exceeded the carrying value. We will continue to monitor for such changes in facts or circumstances, which may be indicators of potential impairment triggers.

See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for more information related to the Company’s goodwill impairment analyses.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permits entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is assessing the impact of the ASU on its consolidated financial statements and related disclosures.

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

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended September 30,		Change Over Prior Period		For the Nine Months Ended September 30,		Change Over Prior Period
	2025	2024	$	%	2025	2024	$	%
Revenue	$479,533	$621,401	$(141,868)	(22.8)%	$1,407,510	$1,908,199	$(500,689)	(26.2)%

Expenses
Cost of revenue	379,759	540,708	(160,949)	(29.8)%	1,104,880	1,616,557	(511,677)	(31.7)%
Selling, general and administrative expenses	77,592	67,060	10,532	15.7%	231,210	215,349	15,861	7.4%
Depreciation and amortization expenses	23,615	29,701	(6,086)	(20.5)%	70,814	89,074	(18,260)	(20.5)%
Loss (gain) on lease termination	(1,230)	—	(1,230)	(100.0)%	676	—	676	100.0%
Change in fair value of contingent consideration	(1,089)	200	(1,289)	(644.5)%	1,837	9,108	(7,271)	(79.8)%
Total operating expenses	478,647	637,669	(159,022)	(24.9)%	1,409,417	1,930,088	(520,671)	(27.0)%
Operating income (loss)	$886	$(16,268)	$17,154	105.4%	$(1,907)	$(21,889)	$19,982	91.3%

Cost of revenue as a % of revenue	79.2%	87.0%			78.5%	84.7%
Selling, general and administrative expenses as a % of revenue	16.2%	10.8%			16.4%	11.3%

Comparison of the Results For the Three Months Ended September 30, 2025 to 2024

Revenue

Total revenue decreased by $141.9 million, or 22.8%, to $479.5 million for the three months ended September 30, 2025, as compared to 2024. The decrease was primarily from contractual updates with certain customers in our Performance Suite, including (i) $76.5 million from transitioning a customer from Performance Suite to Specialty Technology and Services Suite and (ii) $94.7 million related to the narrowing of scope of certain Performance Suite customers. Both of these contractual updates were accompanied by significant reductions in our medical claims expense. These revenue reductions were offset in part by $46.3 million of growth in other Performance Suite and Specialty Technology and Services contracts, net of reductions in membership at certain of our health plan clients as a result of Medicaid redeterminations and certain customers exiting their Medicare Advantage operations in certain markets, unrelated to Evolent.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Three Months Ended September 30,
	2025	2024
Medicaid	$227,535	$214,627
Medicare	128,714	238,527
Commercial and other	123,284	168,246
Total	$479,533	$621,400

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended September 30, 2025 and 2024 (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Performance Suite	6,474	6,916	$14.77	$20.97
Specialty Technology and Services Suite	78,050	74,192	0.40	0.38
Administrative Services	1,222	1,258	15.77	15.74
Cases	13	13	3,236	3,113

Average Unique Members	40,781	41,444

Cost of Revenue

Cost of revenue decreased by $160.9 million, or 29.8%, to $379.8 million for the three months ended September 30, 2025, as compared to 2024, principally as a result of the 22.8% decrease in our revenue compared to year ended September 30, 2024. The decrease included approximately $179.2 million of lower claims cost compared to the prior year period, which is primarily attributable to transitioning certain Performance Suite to Specialty and Technology Service Suite and narrowing of scope offset by $6.1 million from higher personnel costs compared to the prior year.

Approximately $1.2 million and $1.1 million of total cost of revenue was attributable to stock-based compensation expense for the three months ended September 30, 2025, and 2024 respectively. Cost of revenue represented 79.2% and 87.0% of total revenue for the three months ended September 30, 2025, and 2024 respectively. Our cost of revenue decreased as a percentage of our total revenue due to a shift in mix in our business towards higher margin product types. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $10.5 million, or 15.7%, to $77.6 million for the three months ended September 30, 2025, as compared to 2024. The increase was primarily driven by higher personnel costs of $7.8 million, offset by lower stock compensation of $0.1 million due to the achievement and change in projected achievement of certain performance measurements and lower lease expense of $0.7 million due to the termination of certain real estate leases. The lower personnel costs in 2024 principally related to lower-than-target incentive compensation accruals.

Approximately $13.4 million and $13.3 million of total selling, general and administrative costs were attributable to stock-based compensation expense for the three months ended September 30, 2025, and 2024, respectively. Acquisition and severance costs accounted for approximately $2.1 million and $3.8 million of total selling, general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively. Selling, general and administrative expenses represented 16.2% and 10.8% of total revenue for the three months ended September 30, 2025, as compared to 2024, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $6.1 million, or 20.5%, to $23.6 million for the three months ended September 30, 2025, as compared to 2024 due primarily due to $5.5 million of accelerated amortization on our retired trade names during 2024 and $0.6 million of lower depreciation of internally developed software. Depreciation and amortization expenses include $13.4 million and $17.2 million for the three months ended September 30, 2025, as compared to 2024, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Gain on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $1.2 million gain on lease termination related to negotiated termination payments and real estate commissions three months ended September 30, 2025.

Change in Fair Value of Contingent Consideration

We recorded a gain on change in fair value of contingent consideration of $1.1 million for the three months ended September 30, 2025 primarily related to our Machinify earnout offset by our ECP contingent consideration. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Comparison of the Results For the Nine Months Ended September 30, 2025 to 2024

Revenue

Total revenue decreased $500.7 million, or 26.2%, to $1,407.5 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily from contractual updates with certain customers in our Performance Suite, including (i) $334.0 million from transitioning a customer from Performance Suite to Specialty Technology and Services Suite and (ii) $180.9 million related to the narrowing of scope of certain Performance Suite customers. Both of these contractual updates were accompanied by significant reductions in medical claims expense. These revenue reductions were offset in part by $74.2 million of growth in other Performance Suite and Specialty Technology and Services contracts, net of reductions in membership at certain of our health plan clients as a result of Medicaid redeterminations and certain customers exiting their Medicare Advantage operations in certain markets, unrelated to Evolent.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Medicaid	$608,677	$646,819
Medicare	353,074	794,160
Commercial and other	445,759	467,220
Total	$1,407,510	$1,908,199

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Performance Suite	6,483	6,956	$14.69	$21.48
Specialty Technology and Services Suite	77,382	72,732	0.37	0.39
Administrative Services	1,222	1,260	15.54	15.76
Cases	40	44	3,046	2,929

Average Unique Members	40,537	40,396

Cost of Revenue

Cost of revenue decreased by $511.7 million, or 31.7%, to $1,104.9 million for the nine months ended September 30, 2025, as compared to 2024, principally as a result of the 26.2% decrease in our revenue compared to year ended September 30, 2024. The decrease included approximately $516.6 million of lower claims cost compared to the prior year period, which is primarily attributable to transitioning certain Performance Suite to Specialty and Technology Service Suite and narrowing of scope, offset in part by $5.4 million of higher personnel costs compared to the prior year.

Approximately $2.9 million and $3.3 million of total cost of revenue was attributable to stock-based compensation expense for the nine months ended September 30, 2025, and 2024, respectively. Cost of revenue represented 78.5% and 84.7% of total revenue for the nine months ended September 30, 2025, and 2024 respectively. Our cost of revenue decreased as a percentage of our total revenue due to a shift in mix in our business towards higher margin product types. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $15.9 million, or 7.4%, to $231.2 million for the nine months ended September 30, 2025, as compared to 2024. The increase was primarily driven by higher personnel costs of $17.1 million and a $3.7 million increase in bad debt expense versus the prior period reflecting a return to normal collections timing, offset by lower stock compensation of $8.1 million due to the achievement and change in projected achievement of certain performance measurements and lease expense of $3.6 million due to the termination of certain real estate leases. The lower personnel costs in 2024 related in part to lower-than-target incentive compensation accruals.

Approximately $34.4 million and $42.5 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively. Acquisition and severance costs accounted for approximately $4.6 million and $5.1 million of total selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively. Selling, general and administrative expenses represented 16.4% and 11.3% of total revenue for the nine months ended September 30, 2025, as compared to 2024, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $18.3 million, or 20.5%, to $70.8 million for the nine months ended September 30, 2025, as compared to 2024 primarily due to $16.7 million of accelerated amortization on our retired trade names and $1.8 million of lower depreciation of internally developed software. Depreciation and amortization expenses include $40.1 million and $51.7 million for the nine months ended September 30, 2025 and 2024, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $0.7 million loss on lease termination related to negotiated termination payments and real estate commissions for the nine months ended September 30, 2025.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $1.8 million for the nine months ended September 30, 2025, related to our ECP earnout. We recorded a gain of $9.1 million for the nine months ended September 30, 2024 related to the liabilities acquired as a result of the acquisitions of NIA in January 2023. See “Part I - Item 1. Financial Statements - Note 17” in this Form 10-Q for more information related to changes in the fair value of contingent consideration.

Discussion of Non-Operating Results

Interest Expense

Our interest expense for the nine months ended September 30, 2025 and 2024 is primarily attributable to our First Lien Credit Agreement with Ares as well as the 2025 Notes, 2029 Notes and 2031 Notes. We recorded interest expense (including amortization of deferred financing costs) of approximately $16.5 million and $38.5 million for the three and nine months ended September 30, 2025, respectively, and $6.0 million and $18.0 million for the three and nine months ended September 30, 2024, respectively. The increase in interest expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is driven primarily by interest incurred Ares Term Loan Facility borrowings in January 2025 and Ares Revolving Facility in December 2024. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

Gain on Extinguishment of Short-Term Debt, Net

On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. As a result of the repurchase of the 2025 Notes, the Company recorded a $0.4 million gain on extinguishment of short-term debt, net during the three and nine months ended September 30, 2025.

Loss on Option Exercise

During the nine months ended September 30, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.5 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

Extinguishment of Series A Preferred Stock and Other Refinancing Fees

On June 19, 2025, the Company entered into Amendment No. 5 which provided, in part, that failure to consummate the Exchange of our Series A Preferred Stock for new Second Lien Term Loans in certain circumstances will constitute an event of default under the First Lien Credit Agreement. Amendment No. 5 was accounted for as an extinguishment and reissuance of the Series A Preferred Stock. The Series A Preferred Stock post-amendment was recorded at fair value, including a $9.0 million charge to extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations and comprehensive income (loss) and the remainder as a deemed dividend.

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and EVH LLC entered into a Commitment Letter with Ares which provides the Company additional available non-dilutive debt capital of up to $150.0 million. The Company paid $9.3 million of deferred financing costs related to the Incremental Facility, of which $3.3 million was related to amending the existing 2024 Incremental Facilities. The Company will not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss related to the Incremental Facility.

Provision for (Benefit from) Income Taxes

An income tax provision (benefit) of $0.9 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, and $(0.6) million and $(0.3) million for the three and nine months ended September 30, 2024, respectively, which resulted in effective tax rates of (4.5)% and (1.5)% for the three and nine months ended September 30, 2025, respectively, and 2.6% and 0.7% for the three and nine months ended September 30, 2024, respectively. The income tax expense recorded during the three and nine months ended September 30, 2025, primarily relates to non-deductible expenses and state and foreign taxes. The income tax benefit recorded during the three and nine months ended September 30, 2024, primarily relates to the expected tax effect of net losses, partially offset by state and foreign taxes.

Dividends and Accretion of Series A Preferred Stock Including Excise Tax

We paid quarterly regular cash dividends on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. On August 7, 2025, the Company completed the exchange of its existing Series A Preferred Stock for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature, pursuant to the Exchange. Prior to the Exchange, the Company accreted redemption value in excess of par at a redemption price per share equal to 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock.

The Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the net value of certain equity transactions made after December 31, 2022. We recorded the applicable excise tax in additional paid-in-capital as part of the preferred equity exchange and a corresponding liability for the excise tax payable in accrued liabilities on our consolidated balance sheet.

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock and excise tax as presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash dividends on Series A Preferred Stock	$1,929	$5,134	$11,127	$15,279
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax	2,387	2,960	32,014	8,739
Excise tax on exchange of Series A Preferred Stock	1,750	—	1,750	—
Dividends and accretion of Series A Preferred Stock including excise tax	$6,066	$8,094	$44,891	$24,018

The increase in accretion of redemption value in excess of par excluding extinguishment of Series A Preferred Stock for the three and nine months ended September 30, 2025 was driven by the extinguishment and reissuance of our Series A Preferred Stock as a result of Amendment No. 5.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $150.3 million and $62.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had $116.7 million of cash and cash equivalents and $26.4 million in restricted cash.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows”:

	For the Nine Months Ended September 30,
	2025	2024
Net cash and restricted cash (used in) provided by operating activities	$(9,957)	$44,996
Net cash and restricted cash used in investing activities	(82,386)	(43,002)
Net cash and restricted cash provided by (used in) financing activities	57,111	(97,507)

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows used in operating activities of $10.0 million for the nine months ended September 30, 2025 were driven primarily by $67.5 million in payments to clients for reconciliations of performance suite contracts from prior years; these contracts have since been restructured. This was included in an overall reduction in reserve for claims and performance-based arrangements of $107.1 million due to the timing of claims payments, offset in part by decreases in accounts receivable of $7.4 million from timing of our partner and vendor payments and an increase in accrued compensation and benefits of $21.7 million due to the timing of 2024 bonus payments and severance of $3.3 million.

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

Investing Activities

Cash flows used in investing activities of $82.4 million for the nine months ended September 30, 2025 were primarily attributable to cash paid for asset acquisitions and business combinations of $56.0 million and investments in internal-use software and purchases of property and equipment of $26.3 million.

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

Financing Activities

Cash flows provided by financing activities of $57.1 million for the nine months ended September 30, 2025 were primarily related to $389.7 million of borrowings under our Term Loan Facility, offset, in part by $62.5 million of repayments under our Revolving Facility, $166.8 million of repayments of our 2025 Notes, $40.0 million related to repurchases of our common stock, net of taxes, $45.3 million related to changes in working capital balances related to claims processing and $11.1 million of preferred dividends paid on our Series A Preferred Stock.

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

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of September 30, 2025, were as follows (including as discussed in the narrative below):

	2025	2026-2027	2028-2029	2030+	Total
Operating leases for facilities (1)	$3,323	$18,006	$1,525	$609	$23,463
Purchase obligations related to vendor contracts	2,213	16,856	101	—	19,170
Convertible notes interest payments (2)	7,082	43,078	43,183	14,987	108,330
Convertible notes principal repayment (3)	5,118	—	402,500	166,750	574,368
Total known contractual obligations	$17,736	$77,940	$447,309	$182,346	$725,331
————————
(1)During the year ended December 31, 2024, the Company terminated its Chicago, IL lease and recognized the impact in its operating lease liability - current and operating lease liability - noncurrent on its consolidated balance sheet. The remaining termination payments will be $12.9 million in 2026.
(2)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on payment dates for our convertible notes interest.
(3)The remaining 2025 Notes were repaid in October 2025.

During the nine months ended September 30, 2025, the Company borrowed $200.0 million under its Term Loan Facility and $15.0 million under its Revolving Facility. As of September 30, 2025, there was $200.0 million and $77.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively, all of which is subject to interest rates based on the SOFR. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company used the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities.

In addition, in August 2025, the Company completed the exchange of 175,000 shares of its Series A Preferred Stock for a second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Stock. The interest rate for the Second Lien Term Loan Facility will be calculated, (a) in the case of Loans that bear interest at ABR, as the Applicable Margin plus the ABR and (b) in the case of Term SOFR Loans, the Applicable Margin plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

The Company holds ownership interests in joint ventures and other entities which are accounted for under the equity method. Our joint ventures and other investments may include put or call features under which we could be contractually required to purchase interests from our joint venture partner at an exercise price determined in reference to a multiple of the dollar amount of our joint venture partner’s total capital contributions, the performance of the joint venture, and other factors. During the nine months ended September 30, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. See “Part I - Item 1. Financial Statements - Note 16” for further details of the Company’s loss on option exercise.

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the nine months ended September 30, 2025, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash

Restricted cash of $26.4 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $10.5 million, collateral for letters of credit required as security deposits for facility leases of $0.2 million, amounts held with financial institutions for risk-sharing arrangements of $15.7 million as of September 30, 2025. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business, payment of interest and other amounts payable in connection with financings, including on our convertible debt and secured borrowings and payment of preferred dividends, as well as potential sales tax obligations. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of September 30, 2025, the Company had cash and cash equivalents and restricted cash of $143.0 million, which consisted of bank deposits with FDIC participating banks of $136.2 million and bank deposits in international banks of $6.8 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

During the nine months ended September 30, 2025, the Company borrowed $200.0 million under its Term Loan Facilityand $15.0 million under its Revolving Facility. As of September 30, 2025, there was $200.0 million and $77.5 million outstanding under the Company’s Term Loan Facility and Revolving Facility, respectively, all of which are subject to interest rates based on the SOFR. In addition, on August 7, 2025, the Company completed the exchange of its existing $175.0 million Series A Preferred Stock for a new second lien term loan facility on substantively similar economic terms to the existing Series A Preferred Stock.

In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00%, (b) the 2024-A Delayed Draw Term Loan and 2024-B Delayed Draw Term Loan, interest is calculated at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50% and (c) the second lien term loan facility, interest is calculated at the Adjusted Term SOFR plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $4.53 million per annum.

As of September 30, 2025, we had $574.4 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2025, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Management has designed its internal controls over financial reporting under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our significant business risks are described in Part I, Item 1A. “Risk Factors” to our 2024 Form 10-K. Except as set forth below, there have been no material changes to our risk factors from those disclosed in our 2024 Form 10-K. You should carefully consider the risks described below, as well as the risks described in our 2024 Form 10-K. The risks and uncertainties we describe are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or operations. Any adverse effect on our business, financial condition or operating results could result in a decline in the value of our securities and the loss of all or part of your investment.

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

The conditional conversion feature of the 2029 Notes and 2031 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2029 Notes or 2031 Notes is triggered, holders of such notes will be entitled to convert such notes during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes or 2031 Notes, as applicable, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Changes in the accounting treatment for convertible debt securities that may be settled in cash, such as the 2029 Notes and the 2031 Notes, could have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that the 2025 Notes and the 2029 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security. Because we will be permitted to settle conversions of the notes in cash, shares of common stock, or a combination thereof, the “if-converted” method for calculating diluted earnings per share is expected to be required with respect to the 2029 Notes and 2031 Notes. Further amendments to these accounting standards may require us to reflect the notes in a manner that adversely affects our reported diluted earnings per share.

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

We have $1,085.0 million of principal amount of indebtedness outstanding as of September 30, 2025. This significant amount of debt and other cash needs could have important consequences to us, including:

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

Risks Relating to Our Business and Strategy

Our revenues and the growth of our business rely, in part, on the growth and success of our partners and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control, including governmental funding reductions and other policy changes.

We enter into agreements with our partners under which a significant portion of our fees are variable, including fees which are dependent upon the number of members that are covered by partners’ health care plans each month, expansion of partners and the services that we provide, as well as performance-based metrics. The number of members covered by a partner’s health care plan is often impacted by factors outside of our control, such as the actions of our partner or third parties. In addition, ongoing payment of fees by our partners could be negatively impacted by the general financial condition of partners. Accordingly, revenue under these agreements is unpredictable. If the number of members covered by one or more of our partners’ plans were to be reduced by a material amount, or if member enrollment numbers in new plans are lower than expected, such decrease would lead to a decrease in our expected revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which partners compete meet the size estimates and growth forecasted, their health plan membership could fail to grow at similar rates, if at all. In addition, a portion of the revenue under certain of our service contracts is tied to the partners’ continued participation in specified payer programs over which we have no control. If a partner ceases to participate or is disqualified from participation in any such program, this would lead to a decrease in our expected revenue under the relevant contract. For example, as Medicare Advantage plans make changes to manage their profitability, membership declines in Medicare Advantage plans have followed. Membership in Medicare, Medicaid and the Exchange has also declined recently, and is expected to continue declining into 2026. A significant number of Medicare Advantage prescription drug plan geographies or local markets across the country were terminated for 2025, including many local markets that were our customers in 2024, which could have an adverse impact on our financial results and profitability in 2025 and beyond.

In addition, broader policy shifts as a result of the new administration could impact our partners’ businesses. For example, Medicaid policy may shift to block grants or other structures that may result in lower overall Medicaid membership. It is also possible that state or federal regulations may eliminate utilization management, which would negatively impact our revenue and increase our medical costs. The OBBBA also makes significant changes to the Medicaid, Medicare and ACA Health Exchanges. Changes include new requirements states must meet to maintain federal support for the Medicaid programs, as well as stricter criteria beneficiaries must meet to qualify for and maintain enrollment in federal healthcare programs. The effect of these changes could result in reductions in members covered by partners’ health care plans. The Company continues to evaluate the expected impact of the OBBBA on its business and financial statements, but changes resulting from the OBBBA could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Our partners derive a substantial portion of their revenue from third-party private and federal and state governmental payers, including Medicaid programs. Revenue under certain of our agreements could be negatively impacted as a result of governmental funding reductions impacting government-sponsored programs, changes in reimbursement rates, and premium pricing reductions, as well as the inability of partners to control and, if necessary, reduce health care costs, all of which are out of our control. We are unable to predict the impact on the Company’s operations of future regulations or legislation affecting Medicaid programs, or the healthcare industry in general. For example, our partners generally received less Medicaid-based revenue following the Biden administration’s termination of the COVID-19 public health emergency and the subsequent state Medicaid redeterminations. Because certain partners’ revenues are highly reliant on third-party payer reimbursement funding rates and mechanisms, overall reductions of rates from such payers could adversely impact the liquidity of our partners, resulting in their inability to make payments to us on agreed payment terms. See “Risk Factors—Risks Relating to Our Industry and Market—The health care regulatory and political framework is uncertain and evolving” in our 2024 Form 10-K for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of shares of Class A common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	—	$—	—	$—
August 1-31, 2025	4,434,130	9.02	—	—
September 1-30, 2025	—	—	—	—
Total	4,434,130	$9.02	—	$—
————————
(1)In August 2025, we repurchased shares of Class A common stock in privately negotiated transactions in connection with the offering of the 2031 Notes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
EVOLENT HEALTH, INC
Exhibit Index

3.1
Certificate of Elimination of the Cumulative Series A Convertible Preferred Shares of Evolent Health, Inc., filed as Exhibit 3.1 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

4.1
Indenture, dated as of August 21, 2025, between Evolent Health, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2025, and incorporated herein by reference.

4.2
Form of 4.50% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.1), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2025, and incorporated herein by reference.

10.1*
Amendment No. 5, dated as of June 19, 2025, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party thereto, Evolent Health, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent, filed as Exhibit 10.1 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

10.2*
Exchange Agreement, dated as of August 7, 2025, by and among the Company and each of the Holders listed on Schedule I thereto, filed as Exhibit 10.2 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

10.3*
Second Lien Credit Agreement, dated as of August 7, 2025, by the Lenders party thereto, Evolent Health, LLC, as the Borrower, the Company, as the Parent, each other Guarantor party thereto and Ares Capital Corporation, as Administrative Agent and Collateral Agent, filed as Exhibit 10.3 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

10.4*
Second Lien Security Agreement, dated as of August 7, 2025, by each of the Grantors thereto in favor of Ares Capital Corporation as Collateral Agent, filed as Exhibit 10.4 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

10.5*
Second Lien Guarantee Agreement, dated as of August 7, 2025, by each of the Guarantors thereto in favor of Ares Capital Corporation as Administrative Agent and as Collateral Agent for the Lenders, filed as Exhibit 10.5 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

10.6
Intercreditor Agreement, dated August 7, 2025, by and among Ares Capital Corporation, as First Lien Administrative Agent, ACF Finco I LP as First Lien Security Agent and Ares Capital Corporation as Second Lien Administrative Agent and as Second Lien Security Agent , filed as Exhibit 10.6 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

10.7*
Amendment No. 6, dated as of August 7, 2025, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party thereto, Evolent Health, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent, filed as Exhibit 10.7 to the Company's Form 10Q filed on August 11, 2025 and incorporated herein by reference.

10.8
Purchase Agreement, dated August 18, 2025, by and between Evolent Health, Inc. and Oppenheimer & Co. Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2025, and incorporated herein by reference.

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

Dated: November 6, 2025