Form 10-K
period 2025-12-31
Evolent Health, Inc.
filed 2026-02-25
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-K
_________________________

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of the shares on the New York Stock Exchange on such date) as of the last business day of the registrant’s most recently completed second fiscal quarter was $1.3 billion.

As of February 16, 2026, there were 111,638,338 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders, scheduled for June 4, 2026, have been incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•“HIPAA” means The Health Insurance Portability and Accountability Act;
•“HITECH Act” means The Health Information Technology for Economic and Clinical Health Act;
•“IPG” means Implantable Provider Group, Inc, a wholly-owned subsidiary of the Company who specializes in providing surgical management solutions for musculoskeletal conditions;
•“IPO” means our initial public offering of 13.2 million shares of our Class A common stock, par value $0.01 per share (“Class A common stock”) at a public offering price of $17.00 per share in June 2015;
•“New Century Health” means NCIS Holdings, Inc., a wholly-owned subsidiary of the Company;
•“NIA” means National Imaging Associates, Inc., a wholly-owned subsidiary of the Company, a specialty benefit management organization that focuses on managing cost and quality in the areas of radiology, musculoskeletal, physical medicine and genetics;
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
•“UR” means utilization review;
•“value-based care” means a health care management strategy that is focused on high-quality and cost-effective care with the goals of promoting a healthy lifestyle, enhancing the patient experience and reducing preventable hospital admissions and emergency visits;
•“VIE” means variable interest entities; and

i

•“Vital Decisions” means Vital Decisions, LLC, a wholly-owned subsidiary of the Company, who specializes in technology-enabled advance care planning services.

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
•interest rate risk and other restrictive covenants under our First Lien Credit Agreement (as defined below) and the second lien credit agreement, by and among the Company, Evolent Health LLC, as borrower (the “Borrower”), certain subsidiaries of the Company, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent and collateral agent (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Credit Agreements”);
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
•the impact of increasing inflationary pressures and rising consumer costs on our business; and
•our ability to utilize our net operating loss carry forwards and certain other tax attributes may be limited.

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

Our Business

Our History

Evolent was founded in 2011 by members of our management team, UPMC, an integrated delivery system in Pittsburgh, Pennsylvania, and The Advisory Board Company, to enable providers to pursue a value-based business model and evolve their competitive position and market opportunity. Since that time, we have grown both organically and through acquisitions. Our acquisitions have been focused on companies with extensive experience assisting customers in managing the large and complex specialties of oncology, cardiology, radiology, musculoskeletal, physical medicine, and genetics care.

We have one operating segment and one reportable segment as our chief operating decision maker (“CODM”), who is our Chief Executive Officer, assesses the performance of our operations, develops strategy and reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

Our Solutions

The majority of our revenues derive from our primary solution, Specialty Care Management Services, however we also offer additional administrative services to our customers. From time to time, we package our solutions under various go-to-market brand names to create product differentiation. Our partners may engage us to provide one, or multiple types of solutions, depending on their specific needs.

During the third quarter, the Company entered into a Stock Purchase Agreement (the “ECP Purchase Agreement”) pursuant to which the Company agreed to sell all of the outstanding shares of capital stock of Evolent Care Partners, subject to customary closing purchase price adjustments. The Company consummated the transaction on December 5, 2025. The Company previously recorded its operations from Evolent Care Partners in its total cost of care management solution.

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
•Pharmacy benefit management: Our team of professionals supports the prescription drug component of providers’ plan offerings and brings national buying power and dedicated resources that are tightly integrated with the care delivery model. Differentiated from what we consider to be traditional PBMs, our solution is integrated into patient care and engages population health levers including generic utilization, provider management, and utilization management to reduce pharmacy costs.
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

Identifi® is our proprietary technology system that aggregates and analyzes data, manages care workflows and engages patients. Identifi® links our processes with those of our partners and other third parties to create a connected clinical delivery ecosystem, stratify patient populations, standardize clinical workflows and enable high-quality, cost-effective care. The configurable nature and broad capabilities of Identifi® help enhance the benefits our partners receive from our services and increase the effectiveness of our partners’ existing technology architecture. In addition, Identifi® provides support and value to our specialty care management services customers in a limited fashion. Highlights of the capabilities of Identifi® include the following:

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

Sources of Revenue

Revenue from our Specialty Technology and Services Suite is derived from non-capitation arrangements under our specialty care management solution. Revenue from our Performance Suite includes revenue from our specialty care management solution provided through capitation arrangements, where we assume responsibility for the cost of medical claims under our scope. Administrative Services revenue is derived from recurring multi-year platform and operations contracts under our administrative services solution. Generally, for our Performance Suite, Specialty Technology and Services Suite and Administrative Services revenue, we are paid a fixed fee per member per month. Also included in our specialty care management services solution are certain services billed on a per-case basis and presented as Cases. The amount of revenue in a given contract is typically driven by: (i) the number of members that Evolent is contracted to manage, (ii) the population types being served (e.g., Medicare, Medicaid, commercial) and (iii) the depth and breadth of the services and technology applications that our partners utilize from us.

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

Differentiated Offering by Performing More Services Utilizing An Integrated Strategy

We believe our payer clients benefit from a platform offering a broader set of specialty services in order to avoid the inefficiencies of vendor fragmentation, and we believe they prefer fewer vendors that may provide more consistent services to their membership over time. Oncology, cardiology, musculoskeletal conditions, and advanced imaging, four of our key specialties, typically account for large portions of our customers’ specialty medical expense. By combining these offerings into one integrated delivery model, we believe we distinguish our services from others in the marketplace to provide better service to our customers and their members.

Comprehensive End-to-End Solutions

We provide end-to-end, built-for-purpose, technology-enabled solutions for our partners to succeed in value-based payment models. We believe that offering comprehensive and integrated solutions which bring together clinical and administrative management allows payers and providers to accelerate their path to adoption of value-based care.

Depth of Market Experience

With experience across Medicare, Medicaid and commercial markets, our depth and variety of expertise allows us to serve a variety of customer types in the broad health care marketplace including health systems, providers, physicians, health plans, delegated arrangements and other payers.

Proprietary Technology

Our integrated proprietary technology, Identifi®, allows us to deliver a connected delivery ecosystem, implement replicable clinical processes, scale our value-based services and capitalize on multiple types of value-based payment relationships.

We leverage custom workflow platforms as part of our Specialty Technology and Services Suite, to provide clinical decision support and manage providers to high-quality care, while aiming to achieve significant cost savings. Our technology consists of a clinical decision support portal that provides oversight of individual treatment plans for pathway adherence. Our platform integrates clinical analytics and protocols, pharmacy management, physician engagement, network management and claims payment to drive improved outcomes for partners.

We believe we are creating scaled benefits for our partners in areas such as data analytics, administrative services and care management. We expect our technologies to enable us to deliver increasing levels of efficiency to our partners.

Provider-Heritage Brand Identity

We believe our provider-heritage brand identity and origins differentiate us from our competitors in the value-based care services area. We believe our solutions resonate with potential partners seeking proven solutions that work with providers in a manner that attempts to minimize friction and foster a care team approach. Our analytical and clinical solutions are rooted in our experience in growing a provider-led, integrated delivery network over the 15 -years prior to the founding of Evolent Health, Inc. Our unique position allows for the sharing of data across multiple payers and care delivery integration regardless of payer, which we believe is not possible with traditional, payer-siloed solutions.

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

Proven Leadership Team

We have made a significant investment in building an industry-leading management team. Our senior leadership team has extensive experience in the health care industry and a track record of delivering measurable clinical, financial and operational improvement for health care providers and payers. Our Chief Executive Officer, Seth Blackley, had served as our President from August 2011 until his promotion. Prior to co-founding the Company, Mr. Blackley was the Executive Director of Corporate Development and Strategic Planning at The Advisory Board from June 2007 to August 2011. Our President, Dan McCarthy, served as the New Century Health’s Chief Executive Officer since 2019 and held multiple leadership roles within Evolent since joining the Company in 2014. Prior to joining the Company, Mr. McCarthy was a leader at McKinsey & Company’s healthcare practice. Our Chief Financial Officer, Mario Ramos, became Chief Financial Officer on January 1, 2026. Mr. Ramos joins Evolent from WellBe Health where he was the Chief Financial Officer and previously served as Chief Financial Officer of CVS Caremark and Chief Operating Officer of CVS Health International.

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

Our contracts governing the relationships with our partners include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses, and exclusivity clauses. Typically, these contracts provide for a monthly payment calculated based on a specified rate multiplied by the number of members that our partners are managing. The specified rate varies depending on which market-facing solutions the partner has adopted and the number of our solutions they are utilizing. In some cases, we are responsible for paying for all, or substantially all, of the cost of care for a defined scope of health care services out of the revenue we receive. Many of these arrangements include contractual provisions designed to limit our financial exposure, such as risk corridors, stop loss limits, and/or change event rate protections (for example, to account for changes in disease prevalence) in the case of events beyond our control. Some of our contracts allow for advance billing of our partners. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. Although we monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds, we cannot assure you that our estimates will reflect actual results in the future. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and/or we will be subject to financial penalties. These provisions could impact our cash flows and profitability.

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

The regulations and requirements applicable to us and other participants in Medicaid and Medicare programs are complex and subject to change. In particular, prior authorization standards and requirements, including Medicaid and Medicare programs, have come under increased scrutiny at the state and federal level. Many states have proposed, and some have passed, bills which prescribe how providers and services which meet certain approval rates become exempt from prior authorization for a period of time, widely known as “gold carding.” Most recently, the state of Illinois passed a law requiring guidance on gold carding to be adopted; the new law would exempt qualifying providers from prior authorization on all services subject to review for the year in which they qualify. Medicare Advantage Organization (“MAOs”) utilization management practices have been the focus of a 2022 report by the Department of Health and Human Services Office of Inspector General as well as new final rules published in 2024 Medicare Advantage and Part D Final Rule (“CMS-4201-F”) and CMS Interoperability and Prior Authorization Final Rule (“CMS-0057-F”). CMS-4201-F, effective calendar year 2024, imposes several requirements on MAOs with respect to their use of prior authorization. CMS-0057-F further imposes stricter medical necessity decision timeframes on federal managed care programs, effective January 1, 2026, as well as complex technical interface requirements, effective January 1, 2027, for Medicare, Medicaid, the Children’s Health Insurance Program (“CHIP”), and Qualified Health Plans (“QHPs”) offered on the ACA Federally Facilitated Exchange. These are intended to facilitate increased data sharing between managed care plans, enrollees and providers and streamline the prior authorization process.

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

An emerging trend is intensified scrutiny by state and federal authorities with respect to the use of AI, particularly any AI systems used in utilization management. At least 40 states introduced or enacted AI legislation in 2024, more than half of which touching upon health care, and we saw this trend in 2025. For example, California Governor Newsom signed Senate Bill 1120 into law, which aims to safeguard patients and maintain oversight when payers use AI. A new Colorado law and guidance from the New Jersey Attorney General seek to ensure AI does not introduce discrimination or algorithmic bias. The use of AI has also been the focus of congressional inquiries and federal guidance documents. The Trump administration has rescinded the Biden administration’s Executive Order (“EO”) on AI and replaced it with a new EO that directs Administration leaders to solicit stakeholder input and produce a new AI Action Plan in 2025 designed to promote AI innovation primarily. It may also begin to introduce some regulatory frameworks and guardrails.

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

By processing data on behalf of our partners, we are subject to specific compliance obligations under privacy and data security-related laws, including HIPAA, the HITECH Act and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of protected personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers. The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which includes anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our partners’ health plans generally will be covered entities, and, as their business associate, they require us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements. HHS has recently proposed updating the HIPAA Security Rule in an effort to strengthen the cybersecurity requirements that protect electronic Protected Health Information. Comments to the Proposed Rule were due March 7, 2025. If passed, the new Security Rule would require us to enhance our information security infrastructure, update certain business associate agreements, and may subject us to additional penalties in the event of a violation.

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

Research and Development

Our research and development expenditures primarily consist of our strategic investment in enhancing the functionality and usability of our software platforms and developing programs and processes to maximize care delivery efficiency and effectiveness. We also capitalize software development costs related to our software platforms.

Human Capital Management

We believe our people differentiate our business and power our mission. As of February 16, 2026, we had approximately 4,200 global employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. Our primary human capital objective is to attract, retain and develop great talent that is committed to our mission and business objectives. We focus on the following areas:

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

Employee Compensation and Incentives

Our Total Rewards philosophy is dedicated to attracting, growing, and retaining top talent to drive company success and nurture our culture. We offer comprehensive benefits and competitive pay, including leading medical, dental, prescription, and 401(k) plans at our discretion, along with market-competitive salaries for strong performance. Our incentive programs are designed to achieve short- and long-term goals, foster accountability, and attract skilled staff by aligning interests of leadership and stockholders. Additionally, we provide benefits beyond salary, such as time off, leave programs, family support, life and disability insurance, and remote-work options, all meeting or exceeding market standards. By sharing success, we recognize that our talented team sets us apart in the marketplace and helps us fulfill our mission.

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

Employee Well-Being

Our approach to employee well-being reflects the spirit of our mission to change the health of the nation. We believe that we have a responsibility to support our people’s health and well-being. We provide our employees with benefits including medical insurance, dental, vision, paid time off, and 401(k) plan with company match for eligible employees at our discretion. In addition, we offer fertility support, bariatric surgery, diabetes, and hypertension program offerings, as well as 100% paid pregnancy leave and parental leave. Employees and their families can access mental health resources as part of their benefits, covering a spectrum of mental wellness needs. In addition, we have an active employee listening strategy, including employee surveys, personal impact days to promote social improvement engagement, an employee relief fund, holistic wellness initiatives during the year that include yoga, cooking sessions, meditation, and wellness challenges.

Culture of Inclusion

Evolent supports inclusion efforts and is committed to non-discrimination practices. Evolent is an equal opportunity employer and aims to create an environment where diverse perspectives can be included, developed, and advanced.

Information about our Executive Officers

Our executive officers as of February 24, 2026, were as follows:

Name	Age	Position
Seth Blackley	46	Chief Executive Officer
Dan McCarthy	40	President
Mario Ramos	54	Chief Financial Officer
Jonathan Weinberg	57	General Counsel
Aammaad Shams	41	Chief Accounting Officer

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

Mario Ramos has served as our Chief Financial Officer since January 2026. Mr. Ramos joined Evolent from WellBe Health where he served as Chief Financial Officer from October 2024 to October 2025 and helped guide the company through a period of significant expansion. From June 2022 through June 2024, Mr. Ramos served as the Chief Executive Officer of RWA Wealth Partners, from December 2021 through May 2022, Mr. Ramos served as the Chief Financial Officer of Evolv Technology Holdings, Inc., and from April 2019 through November 2021, Mr. Ramos served as the Chief Financial Officer and Chief Risk Officer of Edelman Financial Engines. From 2011 through 2019, he served as the Chief Financial Officer of CVS Caremark and held other senior roles at CVS Health. Prior to joining CVS Health, Mr. Ramos held investment banking roles at a number of financial institutions. Mr. Ramos holds an MBA from the College of William and Mary and a B.A. in Economics from the University of Richmond.

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
•the conditional conversion features, and changes in accounting treatment, of the 2029 Notes and the 2031 Notes, which, if triggered, may adversely affect our financial condition and operating results;
•our ability to raise funds necessary to settle conversions of our notes in cash, to repurchase our notes for cash upon a fundamental change or to pay the redemption price for any notes we redeem;
•interest rate risk and other restrictive covenants under the Credit Agreement;
•our indebtedness, our ability to service our indebtedness, and our ability to obtain additional financing on favorable terms or at all;

•our ability to service our debt;
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
•the cost of compliance with sustainability or other environmental, social responsibility or governance law and regulations
•the impact of increasing inflationary pressures and rising consumer costs on our business; and
•our ability to utilize our net operating loss carry forwards and certain other tax attributes may be limited.

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

Historically, we have relied on a limited number of partners for a substantial portion of our total revenue. Our four largest partners in terms of revenue, Molina Healthcare, Inc. (“Molina”), Cook County Health and Hospitals System, Florida Blue and Centene Corporation comprised 25.7%, 16.4%, 14.2% and 12.2%, respectively, of our revenue for the year ended December 31, 2025. In addition, our partnership with Centene has grown, both as a result of the NIA acquisition and from other partnership opportunities. The loss of any of these partners, or any other significant partner, pursuant to a reprocurement process or otherwise, or the non-renewal or renegotiation of any of our significant partner contracts, could adversely affect our results.

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

Through our Performance Suite, we take on members from payers through performance-based arrangements where we assume risks related to pricing of contracts. We have incurred, and in the future may incur, losses under these arrangements if we are unable to adjust our rates if faced with increased costs, including related to patient care or pharmaceutical products. In 2024, we migrated key Performance Suite customers to an adjusted Performance Suite contractual model, which includes a narrowed risk corridor. While the narrowed risk corridor is intended to limit our downside risk, it also limits our potential for upside on profitability. In some of our contracts, a defined portion of the revenue is at risk and can be refunded to the partner if certain service levels are not attained. Although we monitor our compliance with the service levels to determine whether a refund will be provided and record an estimate of these refunds, we cannot assure you that our estimates will be accurate. In addition, certain of our contracts provide that if we fail to meet specified implementation targets, the contracts will terminate and/or we will be subject to financial penalties. These provisions could impact our cash flows and profitability.

As of December 31, 2025, the Company had $15.7 million of restricted cash related to risk-sharing arrangements. These arrangements have included and may include provision of letters of credit, loans, reinsurance arrangements, equity investments and other extensions of capital, where we are and may be at risk of not recovering all or a portion of any such loan or other extension of capital.

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
We deploy our specialty care management services solution in capitation arrangements, which we call the Performance Suite, where we are paid a fixed fee per member per month and assume responsibility for the cost of medical claims under our scope. If and when the Company is unable to accurately predict our exposure under the health care cost risk and control associated costs, for example due to changes in the delivery system; changes in utilization patterns, including post-pandemic as we may experience increased utilization due to higher demand for elective procedures that were not performed during the pandemic; changes in covered populations and the number of members seeking treatment; changes in acuity; unforeseen fluctuations in claims backlogs; unforeseen increases in the costs of the services; unforeseen increases in the rate at which customers overturn our denials of service; the occurrence of catastrophes; fraud, waste and abuse in our non-delegated claims; a lack of integrity in the claims we receive from certain customers; regulatory changes; and changes in benefit plan design, the Company’s profitability, margins and prospects have and could decline. For example, beginning in the second half of 2024, increasing oncology costs outpaced historical averages, resulting in an adverse impact on our financial results and profitability in 2024 and 2025, which could continue in the future.
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
We continuously evaluate potential acquisition targets and investments as well as opportunities to divest of non-core assets. However, there can be no assurance that any of these potential acquisitions, investments or divestitures will be consummated. Acquisitions, investments and alliances could result in numerous risks to our business which could negatively impact our financial condition and results of operations, including:
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
In connection with these acquisitions, investments, alliances or joint ventures, we could incur significant costs, debt, amortization expenses related to intangible assets or large and immediate write-offs or other impairments or charges, assume liabilities or issue stock (as we have done in prior transactions) that would dilute our current stockholders’ ownership.
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
The rapidly evolving nature of the markets in which we operate, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our long-term outlook and forecast annual performance. Widespread acceptance of the value-based care model is critical to our future growth and success. A reduction in demand for our solutions caused by lack of acceptance, technological challenges, competing offerings, including those driven by artificial intelligence or machine learning, or other factors would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and results of operations. For example, a significant portion of our revenue is derived from partners in the managed care industry, including risk bearing providers and national and regional managed care payers. Changes in this industry’s business practices could negatively impact our financial results. For example, if our managed care partners seek to provide services directly to their subscribers instead of contracting with us for such services, we could be adversely affected.

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
Our estimates of the market opportunities for our solutions are based on the assumption that the strategic approaches we offer will be attractive to potential partners. Potential partners may pursue different strategic options, or none at all. In addition, our assumptions could be impacted by changes to health care laws and regulations as a result of the current administration or otherwise. If our assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
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
The market for our solutions is fragmented, competitive and characterized by rapidly evolving technology standards, including artificial intelligence and machine learning, customer needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities.
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
In addition, aspects of our review process and coding procedures could be subject to claims under the False Claims Act or Anti-Kickback Statute. Negative results of any such audit or claim could have a material adverse effect on our business, financial condition, results of operations or prospects and could damage our reputation. For example, on August 12, 2025, the Company received a Civil Investigative Demand (“CID”) from the Department of Justice pursuant to a False Claims Act investigation concerning allegations that a former customer of the Company and/or certain other parties may have submitted, or caused the submission of, unsupported diagnosis codes in connection with Medicare Advantage beneficiaries. The CID covers the period since January 1, 2016, and the former customer has not been a customer of the Company since 2021. The Company is cooperating with the government in the investigation. The Company cannot predict the scope, duration or outcome of this investigation, and cannot currently estimate the loss or the range of possible losses it may experience in connection with this investigation.
The health care regulatory and political framework is uncertain and evolving.
We are subject to significant state and federal regulation associated with many aspects of our business. For a description thereof and the risks related thereto, see Part I, Item 1, “Business – Regulation” in this Annual Report. We expect that federal and state legislatures and regulators will continue to focus on healthcare delivery and payment issues. Health care laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations.
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

Risks Relating to Financial Matters

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
The Company has one reporting unit. Our total assets include substantial goodwill and intangible assets. As of December 31, 2025, we had $694.5 million and $584.9 million recorded as goodwill and intangible assets on our balance sheet, respectively. Goodwill is not amortized, but is reviewed at least annually for indications of impairment, with consideration given to financial performance and other relevant factors.
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
Subsequent to our 2024 goodwill impairment test through the end of 2025, the closing price per share of our Class A common stock declined from $23.35 per common share on October 31, 2024 to $6.67 at October 31, 2025. As a result of the prolonged decline in our stock price, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions and cash flows, as well as discount rates to reconcile to our market capitalization. As a result of the decrease in our Class A common stock since our 2024 goodwill impairment test, the market capitalization reconciliation indicated that the carrying amount of our reporting unit exceeded its fair value. Therefore, the Company recorded a $398.0 million non-cash and non-tax-deductible impairment charge, reflected within operating expenses in the consolidated statements of operation for the year ended December 31, 2025.
We monitor for events or changes in circumstances that would more likely than not reduce the fair value of our goodwill below its carrying amount and require an additional impairment test. If we determine there are circumstances that may be indicators of potential impairment triggers, including further decreases in the share price of our Class A common stock, we may be required to perform an interim goodwill impairment test which could result in additional impairment charges which could be material to our results of operations. A detailed discussion of our impairment testing is included in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8.”

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
The payments that we make under the TRA could be substantial. As of December 31, 2025, we recorded a TRA liability of $108.9 million including $17.8 million of potential future payments under the TRA related to the future utilization of the pre-IPO NOLs described above and $91.1 of potential future payments related to the tax basis step-up of the assets of Evolent Health LLC in connection with the exchanges that occurred with our completed secondary offerings and private sales. The actual amount we will be required to pay under the TRA may be materially greater than these amounts, as potential future payments will vary as a consequence of our tax position, the relevant tax basis analysis, our ability to generate sufficient future taxable income in order to be able to benefit from the aforementioned tax attributes, the character and timing of our taxable income and the income tax rates applicable at the time we realize cash savings attributable to our recognition and utilization of the aforementioned tax attributes. Payments under the TRA are not conditioned on our existing investors’ continued ownership of any of our equity.
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
We have $934.0 million of principal amount of indebtedness subject to interest outstanding as of December 31, 2025. This significant amount of debt and other cash needs could have important consequences to us, including:
•requiring a substantial portion of our cash flow from operations to make payments on this debt, thereby limiting the cash we have available to fund future growth opportunities, such as capital expenditures and acquisitions;
•restrictive covenants in our debt arrangements, which could limit our operations and borrowing;
•increasing our vulnerability to general adverse economic and industry conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry, due to the need to use our cash to service our outstanding debt;
•placing us at a competitive disadvantage relative to our competitors that are not as highly leveraged and that may therefore be more able to invest in their business or use their available cash to pursue other opportunities, including acquisitions; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
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
The trading price of our Class A common stock has been and may continue to be volatile and subject to wide price fluctuations in response to various factors, including:
•actual or anticipated fluctuations in our quarterly financial reports and results of operations, including as a result of our failure to meet our financial outlook or analyst consensus;
•economic and political conditions or events;
•market conditions in the broader stock market in general, or in our industry in particular, including as a result of public health emergencies, inflationary pressures, and an uncertain macroeconomic environment;
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
These and other factors have caused and may in the future cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock, including any shares of Class A common stock they receive upon conversion of our convertible notes, and may otherwise negatively affect the liquidity of our Class A common stock. High volatility levels in the market price of our stock can lead to short seller attacks, particularly if retail investors or others holding “long” positions in our Class A common stock seek to counter short selling activity by purchasing additional shares, thus making it more difficult and more expensive for short sellers to profit. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such activity. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. We have been, and from time to time may become, subject to such litigation, and we could incur substantial costs defending a lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
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
The market price of our Class A common stock could decline as a result of sales of a large number of the shares of our Class A common stock issuable upon the conversion of our convertible notes, or the perception that such conversions and sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to raise additional capital by selling equity or equity-linked securities in the future, at a time and price that we deem appropriate. As of February 16, 2026, 111.6 million shares of our Class A common stock were outstanding. Up to a maximum of 18.4 million shares of our Class A common stock is reserved for issuance upon the conversion of our convertible notes. Similarly, sales or issuances of substantial amounts of our Class A common stock in the public market by us or by our stockholders into the public market could cause the market price of our Class A common stock to decrease significantly.
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
We are and may become subject to litigation, proceedings, government inquiries, reviews, audits or investigations in the future, including potential claims against us by our partners, with or without merit. Some of these matters and claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. Similarly, we are and may become involved in discussions or disagreements with taxation authorities in certain states over how our revenue is treated for tax purposes and the amount of tax payable by the Company. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims or other matters that may arise in the future. Resolution of these types of matters against us may result in us having to pay significant fines, taxes, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our Class A common stock. Certain litigation, proceedings, government inquiries, reviews, audits or investigations or the resolution of such matters may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers. For more information, see the discussion of “Contingencies” included within “Part II – Item 8. Financial Statements - Note 10.”
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
The broader U.S. economy experienced higher than expected inflationary pressures throughout 2022 related to continued supply chain disruptions, labor shortages and geopolitical instability. Inflation levels remained at elevated level through 2024. Increasing inflationary pressures may have a negative effect on our profit margins and earnings due to associated costs increases, including as a result of their impact on our customers’ and other third parties’ ability to pay. Additionally, we face an increasingly competitive labor market due to sustained labor shortages in part from the COVID-19 pandemic and are subject to inflationary pressures on employee wages and salaries which may increase labor costs. Failure to retain highly skilled employees due to wage inflation could have a material adverse impact on our business, results of operations or financial condition. See the risk factor captioned “Risk Factors—Risks Relating to Our Business and Strategy—If we lose key members of our management team or employees or are unable to attract and retain the employees we need, our compensation costs will increase and our business and operating results will be adversely affected.” While we are unable to predict the direction of the economy or if inflation will increase or revert to normal levels, if inflation levels remain elevated for a sustained period of time, our margins, profitability and results of operations could be adversely affected. In addition, the U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. The cost of care could increase as a result of tariffs, sanctions or other changes in U.S. policy that negatively impact the import of certain medical devices, which could negatively impact our results of operations.

Our ability to utilize our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2025, we had significant net operating loss carryforwards (“NOLs”), interest expense and tax credit carryforwards. Our ability to utilize these tax attributes may be limited under Internal Revenue Code Section 382 if we experience an “ownership change.” An ownership change generally occurs if the percentage of our stock owned by one or more 5% shareholders increases by more than 50 percentage points over a rolling three-year period. Transactions involving our common stock, even those outside our control, such as purchases or sales by investors, within the testing period could result in an ownership change. If an ownership change occurs, our ability to utilize pre-change NOLs and other tax attributes could be subject to annual limitations, which could materially reduce or eliminate the benefit of these tax assets. State tax laws may impose similar or additional restrictions, and in certain jurisdictions the use of NOLs may be suspended or otherwise limited. As a result of these limitations, we could incur increased federal and state income tax liabilities in future periods, which could materially and adversely affect our results of operations and cash flows.

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

Item 2. Properties

Our corporate headquarters and executive officers are located in Arlington, Virginia, where we occupy approximately 8,500 square feet of office space effective January 1, 2024 with a seven-year lease. We also lease offices throughout the United States, in Pune, India and Manila, Philippines. We lease all of our facilities and we do not own any real property. As provided in “Part II – Item 8. Financial Statements and Supplementary Data - Note 11” the total rental expense on operating leases, net of sublease income, was $4.4 million for the year ended December 31, 2025.

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

Holders

As of February 16, 2026, there were 73 holders of record of our Class A common stock. The number of record holders does not include individuals or entities who beneficially own shares and whose shares are held of record by a broker, bank, or other nominee, but does include each such broker, bank, or other nominee as one record holder.

Dividends

Series A Preferred Stock

For the year ended December 31, 2025, the Series A Preferred stockholders were paid dividends in the amount of $11.1 million. During the year ended December 31, 2025, the Company completed the exchange of its existing Series A Preferred Stock for the Second Lien Term Loan Facility (as defined below) on substantively similar economic terms to the existing Series A Preferred Stock. Refer to “Part II – Item 8. Financial Statements and Supplementary Data – Note 12” for additional discussion regarding the Exchange.
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

Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the 5- years ended December 31, 2025, to the cumulative total returns of the NASDAQ Health Care Index and the NYSE Composite Index over the same period. This graph assumes an investment of $100 at the closing price of the markets on December 31, 2020, in our Class A common stock, the NASDAQ Health Care Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any.
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

Recent Sales of Unregistered Securities, Purchases of Equity Securities by the Issuer or Affiliated Purchases or Other Stockholder Matters

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to our consolidated financial statements presented in “Part II – Item 8. Financial Statements and Supplementary Data” as well as “Part I - Item 1A. Risk Factors.”

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

Disposal

During the third quarter, the Company entered into the ECP Purchase Agreement pursuant to which the Company agreed to sell all of the outstanding shares of capital stock of Evolent Care Partners for a purchase price of $100.0 million, subject to customary closing purchase price adjustments, and a contingent payment of up to $13.0 million, subject to the achievement of certain metrics following the closing. The Company consummated the transaction on December 5, 2025. The Company previously recorded its operations from Evolent Care Partners in its total cost of care management solution.

The Company determined that the transaction met the held for sale criteria and ceased recording amortization of provider network contract intangibles at that time. The Company received cash proceeds of $91.3 million after net working capital adjustments. The carrying value of net assets and liabilities of $76.4 million, inclusive of allocated goodwill, was disposed resulting in a gain on disposal of $14.9 million recorded in (gain) loss on disposal of non-strategic assets for the year ended December 31, 2025. The Company allocated $44.8 million of goodwill to the transaction based on the value of the transaction compared to the estimated business enterprise value on the closing date. Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 4” for additional discussion regarding our disposal.

2031 Notes Issuance, 2025 Notes Repayment and Common Stock Repurchase

On August 18, 2025, the Company entered into a purchase agreement to sell $145.0 million aggregate principal amount of its 2031 Notes in a private placement to the Purchasers within the meaning of Rule 144A under the Securities Act. The Company granted the Purchasers an option to purchase up to an additional $21.8 million aggregate principal amount of the 2031 Notes, which the Purchasers exercised in full on August 19, 2025. The closing of the 2031 Notes occurred on August 21, 2025 and a total of $166.8 million aggregate principal amount of 2031 Notes were issued at an issue price of 100.00% of par for net proceeds of approximately $161.0 million, after deducting fees and estimated expenses. On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. The Company also repurchased $40.0 million of shares of the Company’s Class A common stock concurrently with the sale of the 2031 Notes in privately negotiated transactions effected with or through one of the Purchasers or its affiliate at a purchase price per share equal to the last reported sale price of the Company’s Class A common stock on August 18, 2025.

Credit Agreement Activity

On December 6, 2024 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (“Amendment No. 3”) to its credit agreement, by and among the Company, the Borrower, certain subsidiaries of the Company, as co-borrowers and guarantors, the lenders from time to time party thereto, and Ares Capital Corporation (“Ares”) (as amended, the “First Lien Credit Agreement”) that provided new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $50.0 million (the “2024 Revolver Increase”, and together with the initial asset-based revolving credit commitments in an aggregate principal amount of $50.0 million obtained by the Company in 2022 (the “Initial Revolving Facility”) and the additional commitments in an aggregate amount equal to $25.0 million obtained by the Company in 2023, the “Revolving Facility”), (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”), and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and together with the 2024 Revolver Increase and the 2024-A Delayed Draw Term Loan Facility, the “2024 Incremental Facilities”; the initial term loan facility obtained by the Company in 2022 under the First Lien Credit Agreement and the additional term loans entered into by the Company in 2023, the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility, as amended, are collectively referred to herein as the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “First Lien Credit Facilities”).

On June 13, 2025, the Company entered into Amendment No. 4 to the First Lien Credit Agreement (“Amendment No. 4”) to modify the definition of “Maturity Date.”

On June 19, 2025, the Company entered into Amendment No. 5 to the First Lien Credit Agreement (“Amendment No. 5”) (which superseded Amendment No. 4) to (i) include amounts committed under a new Incremental Facility for purposes of testing “Liquidity” under the definition of “Maturity Date,” (ii) provide that failure to consummate the Exchange in certain circumstances would constitute an event of default, (iii) include certain transactions to the mandatory prepayment requirement, and (iv) provide additional flexibility to make certain restricted payments in respect of the 2025 Notes prior to maturity thereof.

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and the Borrower entered into a Commitment Letter with Ares which provided the Company additional available non-dilutive debt capital of up to $150.0 million (the “Incremental Facility”) to retire its 2025 Notes on or before October 15, 2025 (the maturity date of the 2025 Notes) and for working capital and required that the Company would, in the event the Incremental Facility is drawn and in certain other circumstances, exchange its existing Series A Preferred Stock for a second lien term loan facility (the “Second Lien Term Loan Facility” and, together with the First Lien Credit Facilities, the “Credit Facilities”) in the amount of the Liquidation Preference of the Series A Preferred Stock ($175.0 million) (the “Exchange”). On August 7, 2025, the Company completed the Exchange. The Company paid $9.3 million of deferred financing costs, of which $3.3 million was related to amending the existing 2024 Incremental Facilities. The Company did not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss related to the Incremental Facility in extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations.

On December 31, 2025, the Company repaid $82.8 million under its 2024-A Delayed Draw Term Loan Facility using proceeds from its sale of Evolent Care Partners. As a result of the repayment on the 2024-A Delayed Draw Term Loan Facility, the Company recorded a loss of $3.9 million in loss on extinguishment and repayment of debt, net, comprised of $0.8 million of contractual prepayment penalty in accordance with the Credit Agreement and $3.1 million of acceleration of amortization of deferred financing fees.

As of December 31, 2025, there was $117.2 million, $72.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively.

Refer to “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for additional discussion regarding our Credit Agreement.

Goodwill Impairment

Subsequent to our 2024 goodwill impairment test through the end of 2025, the closing price per share of our Class A common stock declined from $23.35 per common share on October 31, 2024 to $6.67 at October 31, 2025. As a result of the prolonged decline in our stock price, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions and cash flows, as well as discount rates to reconcile to our market capitalization. As a result of the decrease in our Class A common stock since our 2024 goodwill impairment test, the market capitalization reconciliation indicated that the carrying amount of our reporting unit exceeded its fair value. Therefore, the Company recorded a $398.0 million non-cash and non-tax-deductible impairment charge, reflected within operating expenses in the consolidated statements of operation for the year ended December 31, 2025.

We monitor for events or changes in circumstances that would more likely than not reduce the fair value of our goodwill below its carrying amount and require an additional impairment test. If we determine there are circumstances that may be indicators of potential impairment triggers, including further decreases in the share price of our Class A common stock, we may be required to perform an interim goodwill impairment test which could result in additional impairment charges which could be material to our results of operations.

Industry Climate

During 2024, the medical claims costs in our Performance Suite grew at a significantly faster rate than historical norms, negatively impacting our financial results. This growth was driven in part by higher disease prevalence, as well as higher cost per active patient. Based on commentary from other market participants, we believe these cost increases were industry-wide and not specific to Evolent. Our results for 2025 were also impacted by growth in medical claims cost that continued to grow faster than our historical averages.

Changes in Medicaid, and the ACA Health Exchanges, including but not limited to those caused by the passage of the One Big Beautiful Bill Act during 2025, created industry expectations for higher member acuity and lower membership in future years. These expectations are exacerbated by the aggregate medical trend experienced by our customers across all lines of business, which has lead those customers to exit markets, adjust their benefits and take other actions that are likely to contribute to lower membership in the future.

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

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net loss for the year ended December 31, 2025, respectively. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2025	2024	2023
Molina Healthcare, Inc.	25.7%	13.7%	13.5%
Cook County Health and Hospitals System	16.4%	11.5%	15.7%
Florida Blue	14.2%	12.9%	10.4%
Centene Corporation	12.2%	*	*
Humana Insurance Company	*	19.3%	12.0%
————————
*     Represents less than 10.0% of the respective balance.

Segment Reporting

We have one operating segment and one reportable segment as our CODM, who is our Chief Executive Officer, assesses the performance of our operations, develops strategy and reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition. In applying these critical accounting policies in preparing our consolidated financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in this Form 10-K for more information on our critical accounting policies.
Goodwill and Intangible Assets, Net
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
If the Company determines that it is more likely than not that the fair value of our reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported in goodwill impairment on our consolidated statements of operations and comprehensive income (loss). We use a discounted cash flow analysis in order to estimate the fair value of our reporting unit. The discounted cash flow analysis relies on significant judgment and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins. These assumptions are based on estimates of future revenue and earnings after considering such factors as general economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The weighted average cost of capital is based on market-based factors/inputs but also considers the specific risk characteristics of the reporting unit’s cash flow forecast. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting unit and intangible assets to decline and increase the risk of an impairment charge to earnings. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
See “Part II - Item 8. Financial Statements and Supplementary Data - Note 8” in this Form 10-K for more information related to the 2025 goodwill impairment test.

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
In assessing the need for a valuation allowance, we considered all available evidence, including recent operating results, projections of future taxable income, our ability to utilize loss and credit carryforwards, and the feasibility of tax planning strategies. A significant piece of objective negative evidence evaluated for jurisdictions in a net deferred tax asset position was cumulative pre-tax losses over the three years ended December 31, 2025.
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
Our gross unrecognized benefits are $2.7 million as of December 31, 2025. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. If actual settlements differ from these estimates, or we adjust these estimates in future periods, we may need to recognize additional tax benefits or charges that could materially impact our financial position and results of operations.
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

Medical Expense Ratio

Medical Expense Ratio (“MER”) is a key performance indicator used by management for purposes of monitoring operating performance and is calculated as total claims incurred divided by GAAP revenue related to our Performance Suite. Management believes MER is useful to investors because it provides insight into the efficiency with which medical costs are managed relative to revenue and helps identify trends in the underlying performance. For periods prior to the consummation of the sale of Evolent Care Partners, we present MER excluding revenues from Evolent Care Partners. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Disaggregation of Revenue” in this Form 10-K for more information related to GAAP revenue by product type.

Consolidated Results

(in thousands, except percentages)	For the Year Ended December 31,		Change Over Prior Period
	2025	2024	$	%
Revenue	$1,876,229	$2,554,741	$(678,512)	(26.6)%

Expenses
Cost of revenue	1,476,346	2,187,388	(711,042)	(32.5)%
Selling, general and administrative expenses	303,866	263,050	40,816	15.5%
Depreciation and amortization expenses	115,851	118,370	(2,519)	(2.1)%
Loss on lease termination	676	18,922	(18,246)	(96.4)%
(Gain) loss on disposal of non-strategic assets	(14,867)	—	(14,867)	(100.0)%
Right-of-use assets impairment	—	2,588	(2,588)	(100.0)%
Goodwill impairment	398,000	—	398,000	100.0%
Change in fair value of contingent consideration	6,495	4,908	1,587	32.3%
Total operating expenses	2,286,367	2,595,226	(308,859)	(11.9)%
Operating loss	$(410,138)	$(40,485)	$(369,653)	(913.1)%

Cost of revenue as a % of revenue	78.7%	85.6%
Selling, general and administrative expenses as a % of revenue	16.2%	10.3%

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. A discussion of our results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended December 31, 2024.

Comparison of the Results for the Year Ended December 31, 2025 to 2024

Revenue

Total revenue decreased $678.5 million, or 26.6%, to $1,876.2 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily from contractual updates with certain customers in our Performance Suite, including (i) $447.3 million from transitioning a customer from Performance Suite to Specialty Technology and Services Suite and (ii) $267.4

million related to contract amounts including the narrowing of scope of certain Performance Suite customers. Both of these contractual updates were accompanied by significant reductions in medical claims expense. These revenue reductions were offset in part by $62.9 million of growth in other Performance Suite and Specialty Technology and Services contracts, net of reductions in membership at certain of our health plan clients as a result of Medicaid redeterminations and certain customers exiting their Medicare Advantage operations in certain markets, unrelated to Evolent.

The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Year Ended December 31,
	2025	2024
Medicaid	$818,310	$862,401
Medicare	464,235	1,045,921
Commercial and other	593,684	646,419
Total	$1,876,229	$2,554,741

Performance Suite	$1,127,336	$1,801,879
Specialty Technology and Services Suite	353,228	338,306
Administrative Services	226,683	238,036
Cases	168,982	176,520
Total	$1,876,229	$2,554,741

Revenue from Evolent Care Partners	107,848	257,143
Performance Suite revenue excluding revenue from Evolent Care Partners	$1,019,488	$1,544,736

The following table represents the Company’s Lives on Platform, Cases, Average PMPM fees, Revenue per Case and Average Unique Members (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Year Ended December 31,		For the Year Ended December 31,
	2025	2024	2025	2024
Performance Suite	6,482	7,003	$14.48	$21.44
Specialty Technology and Services Suite	77,983	73,339	0.38	0.38
Administrative Services	1,221	1,246	15.47	15.92
Cases	53	60	3,168	2,967

Average Unique Members	40,425	40,475

Cost of Revenue

Cost of revenue decreased by $711.0 million, or 32.5%, to $1,476.3 million for the year ended December 31, 2025, as compared to 2024, principally as a result of the 26.6% decrease in our revenue compared to year ended December 31, 2024. The decrease included approximately $715.7 million of lower claims cost compared to the prior year period, which is primarily attributable to transitioning certain Performance Suite customers to Specialty and Technology Service Suite and narrowing of scope of certain customers totaling

$754.6 million, offset in part by higher claims expense on certain new and existing customer contracts of $15.9 million, contractual changes on a Performance Suite customer of $21.5 million and higher personnel costs of $2.8 million compared to the prior year.

The following table represents the Company’s MER for its specialty care management services solution:

	For the Year Ended December 31,
	2025	2024
Total claims incurred (1)	$907,304	$1,482,983

Performance Suite revenue	1,127,336	1,801,879
Performance Suite revenue excluding revenue from Evolent Care Partners (2)	1,019,488	1,544,736

Medical Expense Ratio	80.5%	82.3%
Medical Expense Ratio excluding Evolent Care Partners	89.0%	96.0%
————————
(1)Refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 22” for additional information on total claims incurred.
(2)Refer to “Comparison of the Results for the Year Ended December 31, 2025 to 2024 - Revenue” for additional information on Performance Suite revenue less revenue from Evolent Care Partners.

Approximately $3.2 million and $4.6 million of total cost of revenue was attributable to stock-based compensation expense for the year ended December 31, 2025, and 2024, respectively. Cost of revenue represented 78.7% and 85.6% of total revenue for the year ended December 31, 2025, and 2024 respectively. Our cost of revenue decreased as a percentage of our total revenue due to a shift in mix in our business towards higher margin product types. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased by $40.8 million, or 15.5%, to $303.9 million for the year ended December 31, 2025, as compared to 2024. The increase was primarily driven by higher personnel costs of $24.4 million including increased severance of $7.3 million, higher professional fees of $6.7 million driven by transaction costs, higher technology costs including cloud services of $5.8 million, a $2.1 million increase in bad debt expense versus the prior period reflecting a return to normal collections timing and higher stock compensation expense due to the achievement and change in projected achievement of certain performance measurements of $1.3 million, offset by lower lease expense of $4.2 million due to the termination of certain real estate leases. The lower personnel costs in 2024 related in part to lower-than-target incentive compensation accruals.

Approximately $36.5 million and $35.2 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the year ended December 31, 2025 and 2024, respectively. Acquisition and severance costs accounted for approximately $15.4 million and $5.8 million of total selling, general and administrative expenses for the year ended December 31, 2025 and 2024, respectively. Selling, general and administrative expenses represented 16.2% and 10.3% of total revenue for the year ended December 31, 2025, as compared to 2024, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $2.5 million, or 2.1%, to $115.9 million, as compared to 2024 primarily due to $21.6 million of accelerated amortization on our retired trade names in 2024 and $2.4 million of lower depreciation of internally developed software, offset in part by $21.9 million higher amortization of certain customer relationship intangibles. Depreciation and amortization expenses include $76.1 million and $68.9 million for the year ended December 31, 2025 and 2024, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $0.7 million loss on lease termination related to negotiated termination payments and real estate commissions for the year ended December 31, 2025.

(Gain) Loss on Disposal of Non-Strategic Assets

During the third quarter, the Company entered into the ECP Purchase Agreement pursuant to which the Company agreed to sell all of the outstanding shares of capital stock of Evolent Care Partners for a purchase price of $100.0 million, subject to customary closing purchase price adjustments, and a contingent payment of up to $13.0 million, subject to the achievement of certain metrics following the closing. The Company consummated the transaction on December 5, 2025. The Company previously recorded its operations from Evolent Care Partners in its total cost of care management solution. The Company received cash proceeds of $91.3 million after net working capital adjustments. The carrying value of net assets and liabilities of $76.4 million, inclusive of allocated goodwill, was disposed resulting in a gain on disposal of $14.9 million recorded in (gain) loss on disposal of non-strategic assets for the year ended December 31, 2025.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $6.5 million for the year ended December 31, 2025, related to our Machinify and Evolent Care Partners earnouts. We recorded a loss of $4.9 million for the year ended December 31, 2024 primarily related to the final payment of $88.8 million on our NIA earnout in April 2024 and annual incentive payments of $3.1 million to Evolent Care Partners providers based on membership attribution, offset in part by $7.1 million reduction on our Machinify earnout. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 18” in this Form 10-K for more information related to changes in the fair value of contingent consideration.

Goodwill and Intangibles Assets
Subsequent to our 2024 goodwill impairment test through the end of 2025, the closing price per share of our Class A common stock declined from $23.35 per common share on October 31, 2024 to $6.67 at October 31, 2025. As a result of the prolonged decline in our stock price, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions and cash flows, as well as discount rates to reconcile to our market capitalization. As a result of the decrease in our Class A common stock since our 2024 goodwill impairment test, the market capitalization reconciliation indicated that the carrying amount of our reporting unit exceeded its fair value. Therefore, the Company recorded a $398.0 million non-cash and non-tax-deductible impairment charge, reflected within operating expenses in the consolidated statements of operation for the year ended December 31, 2025. A detailed discussion of our impairment testing is included in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8.”

Discussion of Non-Operating Results

Interest Expense

We recorded interest expense (including amortization of deferred financing costs) of approximately $57.5 million and $24.7 million for the years ended December 31, 2025 and 2024, respectively. The increase in interest expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 is driven primarily by interest incurred under First Lien Credit Agreement borrowings in January 2025 and the exchange of our Series A Preferred Stock for Second Lien Loan Facility combined with the issuance of our

2031 Notes in August 2025. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” in this Form 10-K for more information related to interest expense by debt issuance.

Loss on Extinguishment/Repayment of Debt, Net

On December 31, 2025, using proceeds from the sale of Evolent Care Partners, the Company repaid $82.8 million of principal on its Ares First Lien Term Loan Facility and recorded a loss of $3.9 million in loss on extinguishment and repayment of debt, net, comprised of $0.8 million of contractual prepayment penalty in accordance with the Credit Agreement and $3.1 million of acceleration of amortization of deferred financing fees.

On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. As a result of the repurchase of the 2025 Notes, the Company recorded a $0.4 million gain on extinguishment of short-term debt, net for the year ended December 31, 2025.

Loss on Option Exercise

During the year ended December 31, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.5 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

Extinguishment of Series A Preferred Stock and Other Refinancing Fees

During the year ended December 31, 2025, the Company entered into Amendment No. 5 which provided, in part, that failure to consummate the Exchange of our Series A Preferred Stock for the new Second Lien Term Loan Facility in certain circumstances would constitute an event of default under the First Lien Credit Agreement. Amendment No. 5 was accounted for as an extinguishment and reissuance of the Series A Preferred Stock. The Series A Preferred Stock post-amendment was recorded at fair value, including a $9.0 million charge to extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations and comprehensive income (loss) and the remainder as a deemed dividend.

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and the Borrower entered into a Commitment Letter with Ares which provides the Company additional available non-dilutive debt capital of up to $150.0 million. The Company paid $9.3 million of deferred financing costs related to the Incremental Facility, of which $3.3 million was related to amending the existing 2024 Incremental Facilities. The Company did not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss related to the Incremental Facility.

Benefit from Income Taxes

A benefit from income taxes of $0.1 million and $1.4 million was recognized for the years ended December 31, 2025 and 2024, respectively, which resulted in effective tax rates of 0.0% and 2.2%,, respectively.

Dividends and Accretion of Series A Preferred Stock Including Excise Tax

We paid quarterly regular cash dividends on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. Additionally, during the year ended December 31, 2025, the Company completed the exchange of its existing Series A Preferred Stock for the new Second Lien Term Loan Facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature, pursuant to the Exchange. Prior to the Exchange, the Company accreted redemption value in excess of par at a redemption price per share equal to 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock.

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock and excise tax as presented below (in thousands):

	For the Year Ended December 31,
	2025	2024
Cash dividends on Series A Preferred Stock	$11,127	$20,085
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax	32,014	11,746
Excise tax on exchange of Series A Preferred Stock	1,750	—
Dividends and accretion of Series A Preferred Stock including excise tax	$44,891	$31,831

The increase in accretion of redemption value in excess of par excluding extinguishment of Series A Preferred Stock for the year ended December 31, 2025 was driven by the extinguishment and reissuance of our Series A Preferred Stock as a result of Amendment No. 5.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $579.4 million and $93.5 million and $142.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had $151.9 million of cash and cash equivalents and $28.8 million in restricted cash.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part II - Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows”:

	For the Year Ended December 31,
	2025	2024	2023
Net cash and restricted cash provided by operating activities	$38,843	$18,765	$142,582
Net cash and restricted cash used in investing activities	(233)	(62,932)	(415,544)
Net cash and restricted cash (used in) provided by financing activities	(35,924)	(565)	281,340

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows used in operating activities of $38.8 million for the year ended December 31, 2025 were driven primarily by $67.5 million in payments to clients for reconciliations of performance suite contracts from prior years; these contracts have since been restructured. This was included in an overall reduction in reserve for claims and performance-based arrangements of $126.5 million due to the timing of claims payments, offset in part by decreases in accounts receivable of $73.7 million from timing of our partner and vendor payments and an increase in accrued compensation and benefits of $17.3 million due to the timing of 2024 bonus payments and severance of $10.1 million.

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

Investing Activities

Cash flows used in investing activities of $0.2 million for the year ended December 31, 2025 were primarily attributable to cash paid for asset acquisitions and business combinations of $57.4 million and investments in internal-use software and purchases of property and equipment of $34.1 million, offset in part by $91.3 million of cash proceeds from the disposition of Evolent Care Partners.

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

Financing Activities

Cash flows used in financing activities of $35.9 million for the year ended December 31, 2025 were primarily related to $408.0 million of borrowings under our Term Loan Facility, issuance of 2031 Notes and Second Lien Term Loan, offset, in part by $171.1 million of repayments under our Credit Agreement, $171.9 million of repayments of our 2025 Notes, $40.0 million related to repurchases of our common stock, net of taxes, $42.9 million related to changes in working capital balances related to claims processing and $11.1 million of preferred dividends paid on our Series A Preferred Stock.

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

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of December 31, 2025, were as follows (including as discussed in the narrative below):

	2026	2027-2028	2029-2030	2031+	Total
Operating leases for facilities (1)	$15,786	$3,159	$1,110	$47	$20,102
Purchase obligations related to vendor contracts	24,353	10,271	2,617	—	37,241
Convertible notes interest payments (2)	21,487	43,183	29,095	7,483	101,248
Convertible notes principal repayment	—	—	402,500	166,750	569,250
Total	$61,626	$56,613	$435,322	$174,280	$727,841
————————
(1)During the year ended December 31, 2024, the Company terminated its Chicago, IL lease and recognized the impact in its operating lease liability - current and operating lease liability - noncurrent on its consolidated balance sheet. The remaining termination payments will be $12.9 million in 2026.
(2)Refer to the discussion in “Part II - Item 8. Financial Statements and Supplementary Data - Note 9” for additional information on payment dates for our convertible notes interest.

As of December 31, 2025, there was $117.2 million, $72.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company used the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the year ended December 31, 2025, accounts receivable, net, decreased primarily due to the timing of cash receipts from certain customers.

Restricted Cash

Restricted cash of $28.8 million is carried at cost and includes cash held on behalf of other entities for pharmacy and claims management services of $12.9 million, collateral for letters of credit required as security deposits for facility leases of $0.2 million, amounts held with financial institutions for risk-sharing arrangements of $15.7 million as of December 31, 2025. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

Our principal uses of cash are in the operation and expansion of our business, payment of interest and other amounts payable in connection with financings, including on our convertible debt and secured borrowings, as well as potential tax obligations. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of December 31, 2025, the Company had cash and cash equivalents and restricted cash of $180.7 million, which consisted of bank deposits with FDIC participating banks of $171.6 million and bank deposits in international banks of $9.1 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of December 31, 2025, there was $117.2 million, $72.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR.

In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00%, (b) the 2024-A Delayed Draw Term Loan and 2024-B Delayed Draw Term Loan, interest is calculated at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50% and (c) the second lien term loan facility, interest is calculated at the Adjusted Term SOFR plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $3.65 million per annum.

As of December 31, 2025, we had $569.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Evolent Health, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in mezzanine and shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill– Refer to Note 8 to the financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of its reporting unit may be below their carrying value. During the third quarter of fiscal year 2025, the Company performed an interim quantitative goodwill impairment test for its sole reporting unit, due to the announced sale of Evolent Care Partners Holding Company, Inc., a wholly owned subsidiary. No impairment was recorded as a result of the interim assessment. Management completed the annual impairment test as of October 31, 2025. The Company recorded a $398 million impairment as a result of the annual assessment.
The Company’s evaluation of goodwill for impairment involves the comparison of its reporting unit’s fair value to its carrying value. The Company utilizes a discounted cash flow valuation approach (“income approach”) to estimate the fair value of its reporting unit, which required management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and expenses. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors.
Given the significant estimates and assumptions management makes to determine the fair value of the reporting unit, we identified management's assumptions related to the selection of the discount rate, and projections for revenues, gross profit and operating expenses, utilized in the estimation of fair value of the reporting units as a critical audit matter. Auditing the reasonableness of management's estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
•We obtained an understanding, evaluated the design and tested the effectiveness of controls over management’s goodwill impairment evaluations, including controls over management’s assumptions related to revenue growth rates, gross margins, operating expenses and the selection of the discount rate.
•To test the estimated fair value of the Company's reporting unit used in the goodwill impairment charge, we performed audit procedures that included, among others, assessing the methodologies used to determine the fair value of the Company's reporting unit, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis.
•We evaluated the Company's assumptions around future revenue growth rates, gross margin and operating expense projections by comparing those assumptions to recent historical performance, financial forecasts, and current and forecasted economic and industry trends.
•We evaluated management's historical accuracy of forecasting revenue, gross margins and operating expenses by comparing past forecasts to subsequent actual activity.
•We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Company's reporting unit that would result from changes in the assumptions.
•We involved our valuation specialists to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the weighted average cost of capital.
Reserve for Claims and Performance-Based Arrangements — Refer to Note 22 to the financial statements
Critical Audit Matter Description
Reserves for claims and performance-based arrangements includes reserves for the ultimate cost of claims that have been incurred but not reported (IBNR). The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate IBNR along with a margin for adverse deviation. IBNR is calculated using completion factors developed by comparing the claim incurred date to the date claims were paid. Key assumptions include current payment experience, trend factors, and completion factors. Completion factors are impacted by several key items including changes in (1) electronic (auto-adjudication) versus manual claim processing, (2) provider claims submission rates, (3) membership, and (4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates IBNR for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.
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
February 24, 2026

We have served as the Company's auditor since 2019.

EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$151,856	$104,203
Restricted cash	26,134	59,295
Accounts receivable, net (1)	309,861	414,681
Prepaid expenses and other current assets	18,521	28,938
Total current assets	506,372	607,117
Restricted cash	2,706	14,998
Investments and equity method investees	8,966	8,588
Property and equipment, net	80,785	73,151
Right-of-use assets - operating	4,373	6,134
Prepaid expenses and other noncurrent assets (1)	3,078	3,569
Contract cost assets	13,537	13,378
Intangible assets, net	584,937	680,156
Goodwill	694,482	1,137,320
Total assets	$1,899,236	$2,544,411

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$59,776	$96,025
Accrued liabilities (1)	65,755	66,361
Operating lease liability - current	15,343	26,717
Accrued compensation and employee benefits	50,987	33,719
Deferred revenue	1,203	2,507
Short-term debt, net	—	171,467
Reserve for claims and performance - based arrangements	192,196	318,705
Total current liabilities	385,260	715,501
Long-term debt, net	970,537	490,520
Other long-term liabilities	8,012	2,984
Tax receivables agreement liability	108,909	108,105
Operating lease liabilities - noncurrent	3,818	24,969
Deferred tax liabilities, net	7,506	10,900
Total liabilities	1,484,042	1,352,979
Mezzanine Equity
Preferred class A common stock - $0.01 par value; 50,000,000 shares authorized; 0 and 175,000 issued, respectively	—	190,173

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 117,603,806 and 116,575,773 shares issued, respectively	1,176	1,166
Additional paid-in-capital	1,793,398	1,803,786
Accumulated other comprehensive loss	(2,624)	(1,753)
Retained earnings (accumulated deficit)	(1,315,327)	(780,817)
Treasury stock, at cost; 5,971,712 and 1,537,582 shares issued, respectively	(61,429)	(21,123)
Total shareholders’ equity	415,194	1,001,259
Total liabilities, mezzanine equity and shareholders’ equity	$1,899,236	$2,544,411
(1) See Note 19 for amounts attributable to related parties included in these line items.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
( in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenue(1)	$1,876,229	$2,554,741	$1,963,896
Expenses
Cost of revenue (1)	1,476,346	2,187,388	1,503,426
Selling, general and administrative expenses (1)	303,866	263,050	358,110
Depreciation and amortization expenses	115,851	118,370	123,415
Loss on lease termination	676	18,922	—
(Gain) loss on disposal of non-strategic assets	(14,867)	—	8,107
Right-of-use assets impairment	—	2,588	24,065
Goodwill impairment	398,000	—	—
Change in fair value of contingent consideration	6,495	4,908	17,984
Operating expenses	2,286,367	2,595,226	2,035,107
Operating loss	(410,138)	(40,485)	(71,211)
Interest income	4,190	5,544	5,256
Interest expense	(57,471)	(24,722)	(54,205)
Gain (loss) from equity method investees	365	(3,441)	1,290
Loss on extinguishment/repayment of debt	(3,483)	—	(21,010)
Loss on option exercise	(52,544)	—	—
Extinguishment of Series A Preferred Stock and other refinancing fees	(15,000)	—	—
Change in tax receivables agreement liability	(804)	(173)	(61,982)
Other expense, net	249	241	(543)
Loss before income taxes	(534,636)	(63,036)	(202,405)
Benefit from income taxes	(126)	(1,413)	(89,365)
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	(534,510)	(61,623)	(113,040)
Dividends and accretion of Series A Preferred Stock including excise tax	(44,891)	(31,831)	(29,220)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(579,401)	$(93,454)	$(142,260)

Loss per common share
Basic and diluted	$(5.07)	$(0.81)	$(1.28)

Weighted-average common shares outstanding
Basic and diluted	114,208	114,682	111,251

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(579,401)	$(93,454)	$(142,260)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(871)	(496)	(79)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(580,272)	$(93,950)	$(142,339)
————————
(1)See Note 19 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(in thousands)

	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	101,501	$1,015	$1,486,857	$(1,178)	$(606,154)	$(21,123)	$859,417
Stock-based compensation expense	—	—	—	—	40,501	—	—	—	40,501
Exercise of stock options	—	—	1,406	14	12,505	—	—	—	12,519
Restricted stock units vested, net of shares withheld for taxes	—	—	630	6	(11,323)	—	—	—	(11,317)
Performance stock units vested, net of shares withheld for taxes			202	2	(3,977)	—	—	—	(3,975)
Leveraged stock units vested, net of shares withheld for taxes	—	—	1,040	10	(10)	—	—	—	—
2024 Note conversion	—	—	1,294	13	23,060	—	—	—	23,073
Shares issued for acquisition	—	—	8,475	85	261,186	—	—	—	261,271
Class A common stock issued for payments of earn outs	—	—	877	9	28,542	—	—	—	28,551
Issuance of series A preferred stock, net of issuance costs	175	168,000	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(79)	—	—	(79)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	10,427	—	—	(29,220)	—	(113,040)	—	(142,260)
Balance as of December 31, 2023	175	178,427	115,425	1,154	1,808,121	(1,257)	(719,194)	(21,123)	1,067,701
Stock-based compensation expense	—	—	—	—	39,746	—	—	—	39,746
Exercise of stock options	—	—	335	4	3,457	—	—	—	3,461
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(in thousands)

	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity
Restricted stock units vested, net of shares withheld for taxes	—	—	611	6	(11,141)	—	—	—	(11,135)
Performance stock units vested, net of shares withheld for taxes	—	—	205	2	(4,566)	—	—	—	(4,564)
Foreign currency translation adjustment	—	—	—	—	—	(496)	—	—	(496)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	11,746	—	—	(31,831)	—	(61,623)	—	(93,454)
Balance as of December 31, 2024	175	190,173	116,576	1,166	1,803,786	(1,753)	(780,817)	(21,123)	1,001,259
Stock-based compensation expense	—	—	—	—	39,739	—	—	—	39,739
Restricted stock units vested, net of shares withheld for taxes	—	—	716	7	(3,411)	—	—	—	(3,404)
Performance stock units vested, net of shares withheld for taxes	—	—	312	3	(1,825)	—	—	—	(1,822)
Treasury share purchase, including excise tax	—	—	—	—	—	—	—	(40,306)	(40,306)
Exchange of mezzanine equity	(175)	(232,200)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(871)	—	—	(871)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	42,027	—	—	(44,891)	—	(534,510)	—	(579,401)
Balance as of December 31, 2025	—	$—	117,604	$1,176	$1,793,398	$(2,624)	$(1,315,327)	$(61,429)	$415,194
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows Provided by Operating Activities
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	$(534,510)	$(61,623)	$(113,040)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	6,495	4,908	17,984
(Gain) loss on disposal of non-strategic assets	(14,867)	—	8,107
(Gain) loss from equity method investees	(365)	3,441	(1,290)
Extinguishment of Series A Preferred Stock and other refinancing fees	15,000	—	—
Loss on option exercise	52,544	—	—
Depreciation and amortization expenses	115,851	118,370	123,415
Stock-based compensation expense	39,739	39,746	40,501
Deferred tax benefit	(2,982)	(2,989)	(93,254)
Amortization of contract cost assets	6,794	4,798	10,944
Amortization of deferred financing costs	7,804	3,547	3,812
Goodwill impairment	398,000	—	—
Loss on extinguishment/repayment of debt, net	3,483	—	21,010
Right-of-use asset impairment	—	2,588	24,065
Loss on lease termination	676	18,922	—
Change in tax receivables agreement liability	804	173	61,982
Right-of-use operating assets	1,761	3,261	16,625
Other current operating cash inflows (outflows), net	—	180	(171)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	73,703	32,062	(164,694)
Prepaid expenses and other current and non-current assets	4,988	4,510	(10,613)
Contract cost assets	(6,953)	(6,056)	(5,602)
Accounts payable	6,639	4,248	(6,723)
Accrued liabilities	2,957	(24,198)	23,653
Operating lease liabilities	(33,201)	(14,983)	(15,373)
Accrued compensation and employee benefits	17,268	(22,675)	(2,052)
Deferred revenue	(1,304)	(3,469)	(263)
Reserve for claims and performance-based arrangements	(126,509)	(85,343)	204,318
Other long-term liabilities	5,028	(653)	(759)
Net cash and restricted cash provided by operating activities	38,843	18,765	142,582
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	(57,443)	(30,725)	(388,246)
Proceeds from disposal of non-strategic assets	91,312	—	577
Return of equity method investments	986	7	870
Purchases of investments and contributions to equity method investees	(1,000)	(7,321)	—
Investments in internal-use software and purchases of property and equipment	(34,088)	(24,893)	(28,745)
Net cash and restricted cash used in investing activities	(233)	(62,932)	(415,544)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	(42,888)	43,537	(1,514)
Payment of contingent consideration	(1,750)	(70,355)	(46,873)
Proceeds from stock option exercises	—	3,461	12,519
See accompanying Notes to Consolidated Financial Statements.

	For the Year Ended December 31,
	2025	2024	2023
Proceeds from issuance of preferred stock, net of offering costs	—	—	168,000
Proceeds from issuance of long-term debt, net of offering costs	408,047	58,576	647,494
Repayment of debt	(342,984)	—	(464,201)
Repurchase of common stock	(39,996)	—	—
Payment of preferred dividends	(11,127)	(20,085)	(18,793)
Taxes withheld and paid for vesting of equity awards	(5,226)	(15,699)	(15,292)
Net cash and restricted cash (used in) provided by financing activities	(35,924)	(565)	281,340
Effect of exchange rate on cash and cash equivalents and restricted cash	(486)	(229)	(79)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,200	(44,961)	8,299
Cash and cash equivalents and restricted cash as of beginning-of-period	178,496	223,457	215,158
Cash and cash equivalents and restricted cash as of end-of-period	$180,696	$178,496	$223,457

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

As of December 31, 2025, the Company had unrestricted cash and cash equivalents of $151.9 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

We have one operating segment and one reportable segment as our chief operating decision maker (“CODM”), who is our Chief Executive Officer, assesses the performance of our operations, develops strategy and reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with GAAP. Our consolidated financial statements include the accounts of all subsidiaries.

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

Restricted Cash

Restricted cash includes cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	December 31,
	2025	2024
Collateral for letters of credit for facility leases (1)	$222	$1,903
Collateral with financial institutions (2)	15,706	16,590
Claims processing services (3)	12,912	55,800
Total restricted cash	$28,840	$74,293

Current restricted cash	$26,134	$59,295
Total current restricted cash	$26,134	$59,295

Non-current restricted cash	$2,706	$14,998
Total non-current restricted cash	$2,706	$14,998
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$151,856	$104,203
Restricted cash	28,840	74,293
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$180,696	$178,496

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

When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated and the resulting gain or loss, if any, is recorded in (gain) loss on disposal of non-strategic assets on our consolidated statements of operations and comprehensive income (loss).

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of December 31, 2025 and 2024, approximately 75% and 67%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of December 31, 2025 and 2024, approximately 63% and 23% of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. The increase is primarily due to additional customers becoming eligible to settle balances on a net basis.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of employee-related expenses (including compensation, benefits and stock-based compensation) for selling and marketing, corporate development, finance, legal, human resources, corporate information technology, professional fees and other corporate expenses associated with these functional areas. Selling, general and administrative expenses also include costs associated with our centralized infrastructure and research and development activities to support our network development capabilities, claims processing services, including technology infrastructure, clinical program development and data analytics.

Stock-based Compensation

The Company sponsors a stock-based incentive plan that provides for the issuance of stock-based awards to employees, vendors and non-employee directors of the Company or its consolidated subsidiaries. Our stock-based awards vest over a two-year or three-year period from the date of grant. We expense the fair value of stock-based awards granted under our incentive compensation plans. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, on a straight-line basis and is recognized as an increase to additional paid-in capital. Stock-based compensation expense is reflected in cost of revenue and selling, general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). We recognize share-based award forfeitures as they occur.

Income Taxes

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to the extent required. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense, when applicable. As of December 31, 2025 and 2024, our identified balance of uncertain income tax positions would not have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the United States, India and the Philippines and remain subject to examination by taxing jurisdictions for the year 2011 and all subsequent periods due to the availability of NOL carryforwards.

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

Fair Value Measurement

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. Our consolidated balance sheets include various financial instruments (primarily cash not held in money market funds, restricted cash, accounts receivable and accounts payable) that are carried at cost which approximates fair value. Refer to Note 18 for further discussion regarding fair value measurement.

Convertible Preferred Equity

Our shares of Convertible Preferred Equity were classified within temporary equity, as events outside the Company’s control triggers such shares to become redeemable. Costs associated with the issuance of redeemable preferred stock are presented as discounts to the carrying value of the redeemable preferred stock and are amortized using the effective interest method, over the term of the Convertible Preferred Equity.

During the year ended December 31, 2025, the Company completed the exchange of its existing Series A Preferred Stock for the new Second Lien Term Loan Facility (as defined below) on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature. Refer to Note 12 for further discussion of our Convertible Preferred Equity.

Note 3. Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. Refer to Note 15 - Income Taxes, for the inclusion of the new required disclosures.

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

Note 4. Transactions

Disposals
During the third quarter, the Company entered into a Stock Purchase Agreement (the “ECP Purchase Agreement”) pursuant to which the Company agreed to sell all of the outstanding shares of capital stock of Evolent Care Partners for a purchase price of $100.0 million, subject to customary closing purchase price adjustments, and a contingent payment of up to $13.0 million, subject to the achievement of certain metrics following the closing. The Company consummated the transaction on December 5, 2025. The Company previously recorded its operations from Evolent Care Partners in its total cost of care management solution.

The Company determined that the transaction met the held for sale criteria and ceased recording amortization of provider network contract intangibles at that time. The Company received cash proceeds of $91.3 million after net working capital adjustments. The carrying value of net assets and liabilities of $76.4 million, inclusive of allocated goodwill, was disposed resulting in a gain on disposal of $14.9 million recorded in (gain) loss on disposal of non-strategic assets for the year ended December 31, 2025. The Company allocated $44.8 million of goodwill to the transaction based on the value of the transaction compared to the estimated business enterprise value on the closing date.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Medicaid	$818,310	$862,401	$785,053
Medicare	464,235	1,045,921	708,853
Commercial and other	593,684	646,419	469,990
Total	$1,876,229	$2,554,741	$1,963,896

Performance Suite (1)	$1,127,336	$1,801,879	$1,214,661
Specialty Technology and Services Suite	353,228	338,306	296,366
Administrative Services	226,683	238,036	296,244
Cases	168,982	176,520	156,625
Total	$1,876,229	$2,554,741	$1,963,896
————————
(1)Performance Suite revenue includes $1,019.5 million, $1,544.7 million and $1,020.1 million related to our specialty care management solution for the years ended December 31, 2025, 2024 and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $19.6 million of transaction price to performance obligations that are unsatisfied as of December 31, 2025. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration. We expect to recognize revenue on approximately 95% and 5% of these remaining performance obligations by December 31, 2026 and 2027, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Short-term receivables (1)	$307,423	$413,346
Short-term deferred revenue	1,203	2,507
Long-term deferred revenue	110	—
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the year ended December 31, 2025 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$2,507
Reclassification to revenue, as a result of performance obligations satisfied	(1,921)
Cash received in advance of satisfaction of performance obligations	727
Balance as of end of period	$1,313

The amount of revenue, excluding customer discounts of $9.2 million and $7.7 million for the years ended December 31, 2025 and 2024, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous year was $(2.1) million, $23.0 million and $37.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and 2024, the Company had $4.5 million and $2.9 million, respectively, of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $1.0 million, $1.1 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and 2024, the Company had $9.0 million and $10.4 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of and $5.8 million, $3.7 million and $9.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we observed an increase in our current trade accounts receivable offset by a higher provision for certain customers due to their credit risk profile and timing of payments for the year ended December 31, 2025.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	December 31,
	2025	2024
Current	87%	54%
Past due 1-60 days	4%	15%
Past due 61+ days	9%	31%
Accounts receivable, net of allowance	$310,990	$420,914

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Year Ended December 31,
	2025	2024
Balance as of beginning of period	$(15,368)	$(16,361)
Provision for credit losses	(8,877)	(4,803)
Charge-offs(1)	3,525	5,796
Balance as of end of period	$(20,720)	$(15,368)
————————
(1) Charge-offs for the year ended December 31, 2025 and 2024 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	December 31,
	2025	2024
Computer hardware	$16,025	$14,734
Furniture and equipment	965	983
Internal-use software development costs	268,128	235,831
Leasehold improvements	1,441	1,479
Total property and equipment	286,559	253,027
Accumulated depreciation expense	(205,774)	(179,876)
Total property and equipment, net	$80,785	$73,151

The Company capitalized $32.3 million, $22.9 million and $23.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $77.8 million and $68.7 million as of December 31, 2025 and December 31, 2024, respectively.

Depreciation expense related to property and equipment was $26.3 million, $30.3 million and $32.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which amortization expense related to capitalized internal-use software development costs was $23.2 million, $25.6 million and $26.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

2025 Interim Goodwill Impairment Test

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

2025 Annual Goodwill Impairment Test

Subsequent to our 2024 goodwill impairment test through the end of 2025, the closing price per share of our Class A common stock declined from $23.35 per common share on October 31, 2024 to $6.67 at October 31, 2025. As a result of the prolonged decline in our stock price, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions and cash flows, as well as discount rates to reconcile to our market capitalization. As a result of the decrease in our Class A common stock since our 2024 goodwill impairment test, the market capitalization reconciliation indicated that the carrying amount of our reporting unit exceeded its fair value. Therefore, the Company recorded a $398.0 million non-cash and non-tax-deductible impairment charge, reflected within operating expenses in the consolidated statements of operation for the year ended December 31, 2025.

As of December 31, 2025, the Company assessed whether there were additional events or changes in circumstances since its annual goodwill impairment test that would indicate that it was more likely than not that the fair value of the reporting units was less than the reporting units carrying amounts that would require an interim impairment assessment after October 31, 2025. The Company determined there had been no such indicators, therefore, we did not perform an interim goodwill impairment assessment as of December 31, 2025.

2024 Goodwill Impairment Test

The Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used an income approach. In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, applicable tax rates, capital market assumptions and other subjective inputs. In our quantitative assessment, the most sensitive assumption related to the income approach, other than the projected cash flows, was the discount rate. A significant increase in the discount rate in isolation would result in a significantly lower fair value. The concluded fair value under the income approach exceeded carrying value of consolidated total assets by approximately $336.0 million, or 13.6%, as of October 31, 2024. As fair value was greater than carrying value under the income approach, goodwill was not impaired as of October 31, 2024. As of December 31, 2024, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an additional impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform an additional goodwill impairment assessment as of December 31, 2024.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$1,137,320	$1,116,542	$722,774
Goodwill acquired (1)	—	20,809	395,164
Measurement period adjustment	—	—	971
Goodwill disposal (2)	(44,790)	—	(2,363)
Impairment of goodwill	(398,000)	—	—
Foreign currency translation	(48)	(31)	(4)
Balance, end of period	$694,482	$1,137,320	$1,116,542
————————
(1)Goodwill acquired from acquisitions driven by Machinify and NIA in the years ended December 31, 2024 and 2023, respectively.
(2)During the year ended December 31, 2025, the Company allocated $44.8 million of goodwill to Evolent Care Partners based on the value of the transaction compared to the estimated business enterprise value on the closing date. See Note 4 for further discussion on the Evolent Care Partners disposal. Goodwill disposed of during the year ended December 31, 2023 was written-off upon disposal of non-strategic assets.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	December 31, 2025				December 31, 2024
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	0.0	$51,965	$51,965	$—
Customer relationships	12.6	806,668	255,517	551,151	13.5	806,668	186,377	620,291
Technology	2.0	169,715	135,929	33,786	3.0	169,715	117,924	51,791
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	0.0	9,600	9,600	—	4.8	26,522	18,448	8,074
Total intangible assets, net		$1,039,166	$454,229	$584,937		$1,056,088	$375,932	$680,156
The decrease in provider network contracts for the year ended December 31, 2025 was driven primarily by the sale of ECP Holding Company. Amortization expense related to intangible assets was $89.6 million, $88.1 million and $91.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in amortization expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven primarily by $21.9 million higher amortization of certain customer relationship intangibles and $1.6 million higher amortization of existing technology intangibles, offset in part by $21.6 million of accelerated amortization on our retired trade names in 2024.

Future estimated amortization of intangible assets (in thousands) as of December 31, 2025, is as follows:

2026	$61,021
2027	59,028
2028	47,133
2029	44,992
2030	43,959
Thereafter	328,804
Total future amortization of intangible assets	$584,937

Intangible assets are reviewed for impairment if circumstances indicate the Company may not be able to recover the assets’ carrying value. As discussed above, we identified a triggering event and performed a quantitative analysis over the carrying value of our goodwill balance during the fourth quarter of 2025. Identification of the triggering event requires an impairment analysis of the carrying value of our intangible asset group. In conjunction with the impairment testing of the carrying value of our goodwill, we performed an analysis to determine whether the carrying amount of our intangible asset group was recoverable. We performed a quantitative analysis, which required management to compare the total pre-tax, undiscounted future cash flows of the intangible asset group to the current carrying amount. The total undiscounted cash flows included only the future cash flows that are directly associated with and that were expected to arise as a result of the use and eventual disposal of the asset group. Based on our quantitative analysis, we determined that the pre-tax, undiscounted cash flows exceeded the carrying value and therefore concluded that our intangible assets were recoverable.

Note 9. Debt

Convertible Senior Notes

Terms of the Convertible Senior Notes

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

2031 Notes Issuance, 2025 Notes Repayment and Common Stock Repurchase

On August 18, 2025, the Company entered into a purchase agreement to sell $145.0 million aggregate principal amount of the 2031 Notes in a private placement to qualified institutional buyers (the “Purchasers”) within the meaning of Rule 144A under the Securities Act of 1933. The Company granted the Purchasers an option to purchase up to an additional $21.8 million aggregate principal amount of the 2031 Notes, which the Purchasers exercised in full on August 19, 2025. The closing of the 2031 Notes occurred on August 21, 2025 and a total of $166.8 million aggregate principal amount of 2031 Notes were issued at an issue price of 100.00% of par. On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. The Company also repurchased $40.0 million of shares of the Company’s Class A common stock concurrently with the sale of the 2031 Notes in privately negotiated transactions effected with or through one of the Purchasers or its affiliate at a purchase price per share equal to the last reported sale price of the Company’s Class A common stock on August 18, 2025. As a result of the repurchase of the 2025 Notes, the Company recorded a $0.4 million gain on extinguishment of short-term debt, net for the year ended December 31, 2025.

Summary of Convertible Senior Notes

The following table summarizes the terms of our Convertible Senior Notes outstanding as of December 31, 2025 (in thousands, except per share conversion rates and prices):

	2029 Notes	2031 Notes
Aggregate principal amount at issuance	$402,500	$166,750
Coupon interest rate per annum	3.5%	4.5%
Debt issuance costs	$11,628	$8,307
Net proceeds	$390,872	$158,443
Issuance date	December 8, 2023	August 21, 2025
Maturity date	December 1, 2029	August 15, 2031
Interest payment dates	June 1 and December 1	February 15 and August 15

Conversion rate per $1,000 of principal	26.3125	73.9098
Conversion price	$38.00	$13.53
Shares issuable upon conversion (1)	10,592	12,325

Carrying value	$394,846	$158,821
Unamortized debt discount and issuance costs	7,654	7,929
Outstanding principal	$402,500	$166,750
Remaining amortization period (years)	3.9	5.6
Fair value (2)	$269,675	$110,155
————————
(1)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of December 31, 2025. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
(2)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Credit Agreement

Terms of the Credit Agreement

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

During the year ended December 31, 2023, the Company prepaid $415.0 million of the Term Loan Facility that was utilized to acquire IPG and NIA.

On December 6, 2024 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (“Amendment No. 3”) to the First Lien Credit Agreement that provides new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $50.0 million (the “2024 Revolver Increase”, and together with the Initial Revolving Facility and the 2023 Revolver Increase, the “Revolving Facility”), (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”), and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and together with the 2024 Revolver Increase and the 2024-A Delayed Draw Term Loan Facility, the “2024 Incremental Facilities”; the Initial Term Loan Facility, the 2023 Additional Term Loans, the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility are collectively referred to herein as the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “First Lien Credit Facilities”), and effected certain amendments to the Existing Credit Agreement. The Borrower paid closing fees equal to 1.00% of the aggregate commitments provided in respect of the 2024 Incremental Facilities on the date the commitment letter in respect of the 2024 Incremental Facilities was executed. The Borrowers borrowed the full amount under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on January 29, 2025 to fund general corporate purposes, including working capital and the management of future liabilities. The Borrower paid upfront fees equal to 1.00% of the aggregate commitments of the 2024 Revolver Increase Facility on the Amendment No. 3 Effective Date and upfront fees equal to 2.00% of the of the aggregate principal amount of the loans funded under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on the applicable funding date.

On June 13, 2025, the Company entered into Amendment No. 4 to the First Lien Credit Agreement (“Amendment No. 4”) to modify the definition of “Maturity Date.”

On June 19, 2025, the Company entered into Amendment No. 5 to the First Lien Credit Agreement (“Amendment No. 5”) (which superseded Amendment No. 4) to (i) include amounts committed under a new Incremental Facility (as defined below) for purposes of testing “Liquidity” under the definition of “Maturity Date,” (ii) provide that failure to consummate the Exchange in certain circumstances would constitute an event of default, (iii) include certain transactions to the mandatory prepayment requirement, and (iv) provide additional flexibility to make certain restricted payments in respect of the 2025 Notes prior to maturity thereof.

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and the Borrower entered into a Commitment Letter with Ares which provided the Company additional available non-dilutive debt capital of up to $150.0 million (the “Incremental Facility”) to retire its 2025 Notes on or before October 15, 2025 (the maturity date of the 2025 Notes) and for working capital and required that the Company would, in the event the Incremental Facility is drawn and in certain other circumstances, exchange its existing Series A Preferred Stock for a second lien term loan facility (the “Second Lien Term Loan Facility” and, together with the First Lien Credit Facilities, the “Credit Facilities”) in the amount of the Liquidation Preference of the Series A Preferred Stock ($175.0 million) (the “Exchange”). On August 7, 2025, the Company completed the Exchange. The Company paid $9.3 million of deferred financing costs, of which $3.3 million was related to amending the existing 2024 Incremental Facilities. The Company did not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss related to the Incremental Facility in extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations.

All loans under the First Lien Credit Agreement (including loans under the 2024 Incremental Facilities and loans outstanding under the Existing Credit Agreement) (collectively, the “Loans”) and the Second Lien Term Loan Facility will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all amounts outstanding under the First Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the First Lien Credit Agreement, (c) the date that is ninety-one (91) days prior to the maturity date of the Company’s 2029 Notes, provided this clause (C) shall not apply if a certain liquidity conditions are satisfied or if the 2025 Notes are converted to equity interests, (d) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s 2029 Notes and (e) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the First Lien Credit Agreement) unless certain liquidity conditions are satisfied.

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

The interest rate for the Second Lien Term Loan Facility will be calculated, (a) in the case of Second Lien Term Loan Facility that bear interest at ABR, as the Applicable Margin plus the ABR and (b) in the case of Term SOFR Loans, the Applicable Margin plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

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

The Second Lien Term Loan Facility is guaranteed on a senior secured second lien basis by the same entities that guarantee the obligations of the Borrower under the First Lien Credit Agreement on substantially the same terms (only as modified to reflect their second lien nature). The Second Lien Term Loan Facility is secured by a second priority security interest in substantially all of the assets of each borrower and guarantor, subject to certain customary exceptions, on substantially the same terms as set forth in the First Lien Credit Agreement.

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

On December 31, 2025, the Company repaid $82.8 million under its 2024-A Delayed Draw Term Loan Facility using proceeds from its sale of Evolent Care Partners. As a result of the repayment on the 2024-A Delayed Draw Term Loan Facility, the Company recorded a loss of $3.9 million in loss on extinguishment and repayment of debt, net, comprised of $0.8 million of contractual prepayment penalty in accordance with the Credit Agreement and $3.1 million of acceleration of amortization of deferred financing fees.

As of December 31, 2025, there was $117.2 million, $72.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively.

Summary of Credit Agreement

The following table summarizes the terms of our Credit Agreement as of December 31, 2025 (in thousands, except per share conversion rates and prices):

	First Lien Term Loan	Second Lien Term Loan	Revolving Facility
Aggregate principal amount at issuance	$200,000	$175,000	$50,000
Coupon interest rate per annum (1)	SOFR + 5.65%	SOFR + 6.15%	SOFR + 4.15%
Debt issuance costs	$8,850	$—	$1,168
Net proceeds at issuance	$191,150	N/A (2)	$48,832
Issuance date	January 29, 2025	August 7, 2025	August 1, 2022
Interest payment dates	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1

Carrying value	$112,842	$234,846	$69,182
Unamortized debt discount and issuance costs	4,374	27,654	3,318
Outstanding principal	$117,216	$262,500	$72,500
Remaining amortization period (years)	3.9	3.9	3.9
Fair value (3)	$114,696	$204,649	$72,500
————————
(1)Interest rate per annum for the First Lien Term Loan, Second Lien Term Loan and Revolving Facility include a 15 basis point Term SOFR Adjustment in accordance with the agreement. Interest rate per annum for the Revolving Facility does not include a 50 basis point unused line fee.
(2)The Second Lien Term Loan was converted from our Series A Preferred Stock on August 7, 2025.
(3)Fair values for the First Lien Term Loan and Second Lien Term Loan considered the expected future cash flows associated with the debt instruments, including contractual interest and principal repayments. These projected cash flows were discounted to present value using a rate reflective of the Company’s credit profile and the risk characteristics of the instruments. Fair value of the Revolving Facility was determined to equal the outstanding principal value because the Revolving Facility is over collateralized and can be repaid anytime.

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
2024 Notes
Coupon interest expense	$—	$—	$367
Amortization of debt issuance costs	—	—	148
Interest expense for 2024 Notes	$—	$—	$515
2025 Notes
Coupon interest expense	$1,672	$2,588	$2,588
Amortization of debt issuance costs	837	1,296	1,286
Interest expense for 2025 Notes	$2,509	$3,884	$3,874
2029 Notes
Coupon interest expense	$14,087	$14,087	$900
Amortization of debt issuance costs	1,931	1,921	122
Interest expense for 2029 Notes	$16,018	$16,008	$1,022
2031 Notes
Coupon interest expense	$2,710	$—	$—
Amortization of debt issuance costs	379	—	—
Interest expense for 2031 Notes	$3,089	$—	$—
Credit Agreement
Term Loans
Coupon interest expense	$24,866	$—	$42,349
Amortization of debt issuance costs	4,034	—	1,945
Interest expense for Term Loans	$28,900	$—	$44,294
Revolver Facility
Coupon interest expense	$6,332	$4,500	$4,189
Amortization of debt issuance costs	623	330	311
Interest expense for Revolver Facility	$6,955	$4,830	$4,500

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of December 31, 2025 and 2024, the Company was party to irrevocable standby letters of credit with a bank for $14.9 million and $17.7 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $15.9 million and $18.5 million, respectively, in restricted cash as collateral as of December 31, 2025 and 2024, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between June 2026 and January 2027 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

As of December 31, 2025, the Company maintained various surety bonds totaling $4.9 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between May 2026 and October 2026 and automatically extend for additional one-year periods.

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

The Company recognized a TRA liability of $108.9 million and $108.1 million as of December 31, 2025 and 2024, respectively, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. A change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of December 31, 2025, approximately 95.0% of our $180.7 million of cash and cash equivalents and restricted cash were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 5.0% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	December 31,
	2025	2024
Cook County Health and Hospitals System	23.7%	45.8%
Molina Healthcare, Inc.	25.9%	*
Florida Blue	10.1%	*
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Year Ended December 31,
	2025	2024	2023
Molina Healthcare, Inc.	25.7%	13.7%	13.5%
Cook County Health and Hospitals System	16.4%	11.5%	15.7%
Florida Blue	14.2%	12.9%	10.4%
Centene Corporation	12.2%	*	*
Humana Insurance Company	*	19.3%	12.0%
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

In connection with various lease agreements, the Company is required to maintain $0.2 million and $1.9 million in letters of credit as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the Company held $0.2 million and $1.9 million in restricted cash on the consolidated balance sheet as collateral for the letters of credit, respectively.

The following table summarizes our primary office leases as of December 31, 2025 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	5.1	$2,722	$—
Edison, NJ	0.3	200	222
Makati City, Philippines	2.4	1,632	—
Pune, India	2.2	1,267	—
Brea, CA	1.4	1,404	—

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded $0.7 million and $18.9 million of loss on lease termination related to negotiated termination payments and real estate commissions for the years ended December 31, 2025 and 2024. The Company has $12.9 million of lease termination payments to be paid in 2026.
The following table summarizes the components of our lease expense (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Operating lease cost, net of sublease income	$1,227	$2,960	$7,984
Variable lease cost	3,165	5,301	6,004
Total lease cost	$4,392	$8,261	$13,988

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating lease expense
2026	$15,786
2027	2,187
2028	972
2029	548
2030	562
Thereafter	47
Total lease payments	20,102
Less:
Interest	941
Present value of lease liabilities	$19,161

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	December 31,
	2025	2024	2023
Weighted average discount rate	8.89%	9.09%	6.40%
Weighted average remaining lease term	3.0	4.3	6.0

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

During the year ended December 31, 2025, the Company entered into Amendment No. 5 which provided, in part, that failure to consummate the Exchange of our Series A Preferred Stock for the new Second Lien Term Loan Facility in certain circumstances would constitute an event of default under the First Lien Credit Agreement. Amendment No. 5 was accounted for as an extinguishment and reissuance of the Series A Preferred Stock. The Series A Preferred Stock post-amendment was recorded at fair value, including a $9.0 million charge to extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations and comprehensive income (loss) and the remainder as a deemed dividend.

Additionally, during the year ended December 31, 2025, the Company completed the exchange of its existing Series A Preferred Stock for the new Second Lien Term Loan Facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature, pursuant to an Exchange Agreement (the “Exchange”). See Note 9 for further details regarding our Second Lien Term Loan Facility.

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock and excise tax as presented below (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Cash dividends on Series A Preferred Stock	$11,127	$20,085	$18,793
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax benefit	32,014	11,746	10,427
Excise tax on exchange of Series A Preferred Stock	1,750	—	—
Dividends and accretion of Series A Preferred Stock including excise tax	$44,891	$31,831	$29,220

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Year Ended December 31,
	2025	2024	2023
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	$(534,510)	$(61,623)	(113,040)
Dividends and accretion of Series A Preferred Stock including excise tax	(44,891)	(31,831)	(29,220)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(579,401)	$(93,454)	$(142,260)

Weighted-average common shares outstanding - basic and diluted	114,208	114,682	111,251

Loss per common share
Basic and diluted	$(5.07)	$(0.81)	$(1.28)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Restricted stock units, performance-based RSUs and leveraged stock units	1,108	1,213	1,352
Stock options	—	245	794
Series A Preferred Stock	2,625	4,375	4,375
Convertible senior notes	18,366	15,752	6,808
Total	22,099	21,585	13,329

Note 14. Stock-based Compensation

2011 and 2015 Equity Incentive Plans

The Company issues awards, including stock options, performance-based stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and leveraged stock units (“LSUs”), under the Evolent Health Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Evolent Health, Inc. Omnibus Incentive Compensation Plan (the “2015 Plan”). We assumed the 2011 Plan in connection with the merger of Evolent Health Holdings with and into Evolent Health, Inc. The 2011 Plan allows for the grant of an array of equity-based and cash incentive awards to our directors, employees and other service providers. The 2011 Plan was amended on September 23, 2013, to increase the number of shares authorized to 9.1 million of the Company’s Class A common stock. As of both December 31, 2025 and 2024, 4.8 million stock options and 3.8 million shares of restricted stock have been awarded, net of forfeitures, under the 2011 Plan.
The following table summarizes the Company’s additional shares authorized changes for the 2015 Plan (in thousands):

Board Approval Date	Shares Added	Total Additional Shares Authorized
May 1, 2015	6,000	6,000
June 13, 2018	4,525	10,500
April 15, 2021	4,910	15,400
April 20, 2023	4,000	19,400
April 16, 2025	7,126	26,526

Upon shareholder approval of the amended 2015 Plan in 2018, the 2011 Plan was automatically terminated and no further awards may be granted under the 2011 Plan. The 2011 Plan continues to govern awards previously granted under the 2011 Plan. As of December 31, 2025 and 2024, 2.7 million and 2.8 million of stock options, 10.7 million and 7.3 million of RSUs, 1.9 million and 1.9 million of LSUs and 4.4 million and 2.3 million of PSUs, have been awarded, net of forfeitures, under the 2015 Plan, respectively.

We follow an employee model for our stock-based compensation as awards are granted in the stock of the Company to employees and non-employee directors of the Company or its consolidated subsidiaries. Following the adoption of ASU 2018-07 during 2018, we also follow the employee model for stock-based compensation for awards granted to acquire goods and services from non-employees.

Stock-based Compensation Expense

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Award Type
Stock options	$—	$—	$74
RSUs	31,400	30,122	26,718
PSUs	8,339	9,624	13,214
LSUs	—	—	495
Total compensation expense by award type	$39,739	$39,746	$40,501

Line Item
Cost of revenue	$3,231	$4,582	$1,662
Selling, general and administrative expenses	36,508	35,164	38,839
Total compensation expense by financial statement line item	$39,739	$39,746	$40,501

No stock-based compensation was capitalized as software development costs for the years ended December 31, 2025, 2024 and 2023.

Total unrecognized compensation expense (in thousands) and expected weighted-average period (in years) by award type for all of our stock-based incentive plans were as follows:

	As of December 31, 2025
	Unrecognized Compensation Expense	Weighted Average Period (years)
RSUs	$38,621	0.88
PSUs	21,333	1.39
Total	$59,954

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

Information with respect to our stock options (in thousands), including weighted-average remaining contractual term (in years) and aggregate intrinsic value (in thousands) was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	375	$15.43	4.45	$(1,568)
Forfeited	(30)	15.03
Outstanding as of December 31, 2025	345	$15.39	3.59	$—

Vested and expected to vest after December 31, 2025	345	$15.39	3.59	$—

Exercisable as of December 31, 2025	345	$15.39	3.59	$—

The total fair value of options vested during the year ended December 31, 2023 was $0.6 million. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $6.9 million and $26.9 million, respectively. No options vested during the years ended December 31, 2025 and 2024 and no options were exercised during the year ended December 31, 2025. We issue new shares to satisfy option exercises.

Restricted Stock Units

Other than the performance-based RSUs described below, and other than RSUs granted to our non-employee directors which have a one year vesting period, RSUs awarded under the incentive compensation plans are subject to a graded service vesting period of two to three-years where 50% and 33% of the award vest after each year of service for awards with vesting periods of two or three-years, respectively, and are issued to the participants for no consideration. Information with respect to our RSUs (not including performance-based RSUs) is presented below (in thousands, except for weighted-average grant-date fair value):

	Total RSUs	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	2,148	$30.74
Granted	3,852	9.85
Forfeited	(440)	22.11
Vested	(1,088)	28.55
Outstanding as of December 31, 2025	4,472	$14.11

During the years ended December 31, 2025, 2024 and 2023, we granted RSUs with a weighted-average grant date fair value of $9.85, $31.55 and $33.85, respectively, which represents the weighted-average closing price of our common stock on the grant date.

The total fair value of RSUs vested based on the weighted average grant date fair value during the years ended December 31, 2025, 2024 and 2023 was $31.1 million, $25.1 million and $20.2 million, respectively.

Performance-based RSUs

During the years ended December 31, 2025, 2024 and 2023, the Company granted 2.1 million, 0.8 million and 0.5 million PSUs, respectively, to certain employees to create incentives for continued long-term success and to more closely align executive pay with our stockholders’ interests. A three-year cliff vesting was approved and began on January 1, 2023 for the awards granted in 2023. For awards issued during 2024, the vesting period begins on January 1, 2024 and 50% of the awards vest on each of December 31, 2025 and 2026, respectively. For awards issued during 2025, the vesting period begins on January 1, 2025 and 50% of the awards vest on each of March 1, 2027 and 2028, respectively. Shares are earned based on a sliding scale of performance above and below the performance goal. The sliding scale for the 2025, 2024 and 2023 PSU awards are anchored by a minimum performance requirement of company value.

The fair value of PSUs with a market condition are determined using a Black-Scholes valuation model with the assumptions disclosed in the table above.. The dividend rate is based on the expected dividend rate during the expected life of the award. Expected volatility is based on the historical volatility over the most recent period commensurate with the estimated expected term of the Company’s awards due to the limited history of our own stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time the awards are expected to be outstanding and is based on the simplified method. Under the simplified method, the expected life of an award is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the awards.

Information with respect to our performance-based restricted stock unit awards (shares and aggregate intrinsic value shown in thousands, weighted-average remaining contractual term shown in years) was as follows:

	Performance- Based Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,217	$31.54	8.12	$(24,691)
Granted	2,105	13.98
Change in achievement	(303)	34.06
Vested	(519)	29.97
Forfeited	(53)	31.28
Outstanding as of December 31, 2025	2,447	$16.98	8.66	$(20,614)

Vested and expected to vest after December 31, 2025	2,447	$16.98	8.66	$(20,614)

Note 15. Income Taxes

Loss from Continuing Operations before Income Taxes

Our loss from continuing operations before income taxes (in thousands) was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Domestic	$(539,998)	$(68,401)	$(206,344)
Foreign	5,362	5,365	3,939
Loss from continuing operations before income taxes	$(534,636)	$(63,036)	$(202,405)

Components of Income Tax Benefit

Components of income tax benefit (in thousands) consist of the following:

	For the Year Ended December 31,
	2025	2024	2023
Current
State and local	1,350	125	2,855
Foreign	1,506	1,451	1,034
Total current tax expense	2,856	1,576	3,889
Deferred
Federal	(13,096)	(12,259)	(42,156)
State and local	(1,579)	(6,521)	(12,822)
Foreign	(305)	(49)	510
Total deferred tax benefit	(14,980)	(18,829)	(54,468)
Change in valuation allowance	11,998	15,840	(38,786)
Total tax benefit	$(126)	$(1,413)	$(89,365)

Reconciliation of the Effective Tax Rate

A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below (amounts in thousands):

	For the Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(112,274)	21.0%
State and local income tax, net of federal income tax effect (1)	(1,614)	0.3%
Foreign tax effects	13	0.0%
Effect of cross border tax laws	46	0.0%
Tax credits	(645)	0.1%
Changes in valuation allowances	13,118	(2.5)%
Changes in unrecognized tax benefits	175	0.0%
Other	(135)	0.0%
Nontaxable or nondeductible items:
Goodwill	92,986	(17.4)%
Stock-based compensation	6,715	(1.3)%
Other	1,489	(0.2)%
Effective tax rate	$(126)	0.0%
————————
(1)Material states include Illinois, Pennsylvania and Maryland.

	For the Year Ended December 31,
	2024	2023
U.S. statutory tax rate	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	3.6%	3.0%
Foreign earnings at other than U.S. rates	(0.3)%	(0.3)%
Change in valuation allowance	(25.1)%	19.2%
Contingent consideration adjustments	(2.9)%	(1.2)%
Non-deductible excess compensation	(8.1)%	(6.8)%
Excess tax benefits on stock-based compensation	4.8%	7.1%
Change in uncertain tax positions	0.3%	(0.5)%
Nondeductible transaction costs	(0.1)%	(0.2)%
Change in state rate	6.1%	2.2%
Return to provision and other deferred adjustments	1.7%	(0.1)%
Tax receivable agreement	0.3%	(0.9)%
Research and development tax credit - federal	1.2%	1.7%
Other, net	(0.3)%	—%
Effective tax rate	2.2%	44.2%

Income Taxes Paid

Income taxes paid, net of refunds received during the year ended December 31, 2025, consisted of the following (in thousands):

For the Year Ended December 31, 2025
U.S. federal	$—
U.S. state and local
Georgia	(109)
Indiana	(85)
Kentucky	76
North Carolina	78
Pennsylvania	959
Texas	89
Other	(46)
Foreign
India	1,638
Total	$2,600

Income taxes paid, net of refunds received during the years ended December 31, 2024 and 2023 were $1.4 million and $4.9 million, respectively.

Deferred Taxes

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when the temporary differences are expected to be recovered or settled.

Significant components of the Company’s deferred tax assets and liabilities (in thousands) were as follows:

	As of December 31,
	2025	2024
Deferred Tax Assets
Start-up and organizational costs	$17	$38
Goodwill	—	7,786
Operating lease liabilities	4,142	12,036
Accrued expenses	7,502	5,682
Stock based compensation	3,868	4,640
Net operating loss carryforwards	138,795	125,248
Debt	15,270	—
Federal and state research tax credits	5,485	5,014
Fixed assets	377	363
Interest deduction limitation	37,532	23,851
Outside basis differences	—	982
Other	8,385	7,890
Subtotal	221,373	193,530
Valuation allowance	(74,878)	(47,844)
Total deferred tax assets	146,495	145,686

Deferred Tax Liabilities
Internally developed software costs	15,387	2,384
Intangible assets	128,306	146,234
Right-of-use assets - Operating	477	670
Goodwill	89	—
Contract fulfillment costs	3,384	3,345
Outside basis differences	284	—
Other	4,042	2,453
Total deferred tax liabilities	151,969	155,086
Net deferred tax liabilities (1)	$(5,474)	$(9,400)
————————
(1)Amount is net of $2.0 million and $1.5 million of deferred tax assets included in prepaid expenses and other noncurrent assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Valuation Allowance

Changes in our valuation allowance (in thousands) were as follows:

	For the Year Ended December 31,
	2025	2024
Balance at beginning-of-year	$47,844	$32,004
Credited to costs and expenses	11,998	15,840
Charged to other accounts (1)	15,036	—
Balance at end-of-year	$74,878	$47,844
————————
(1)Amounts charged to other accounts includes $15.0 million charged to shareholders’ equity for the year ended December 31, 2025.

For the year ended December 31, 2025, the effective tax rate was 0.0% and the corresponding tax benefit recorded was $0.1 million. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax benefit recorded during the year ended December 31, 2025, primarily relates to the tax effect of net losses, offset by the increase in valuation allowance, nondeductible goodwill and state and foreign taxes.

For the year ended December 31, 2024, the effective tax rate was 2.2% and the corresponding tax benefit recorded was $1.4 million. The Company and its U.S. subsidiaries continue to record a valuation allowance against its net deferred tax assets, with the exception of indefinite lived components. The income tax benefit recorded during the year ended December 31, 2024, primarily related to the tax effect of net losses, offset by the increase in valuation allowance and state and foreign taxes.

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

As of December 31, 2025, the Company had $155.9 million of federal and $254.3 million of state NOL carryforwards available to offset future taxable income that begin to expire in 2034 and 2026, respectively, and $354.5 million of federal and $335.0 million of state NOLs with an indefinite carryforward period, subject to a utilization limit of 80% of taxable income in any given year. We have established a valuation allowance against those NOLs that cannot be offset with future deferred tax liabilities. Furthermore, Internal Revenue Code Section 382 imposes limitations on the utilization of NOLs in the event of certain changes in ownership of the Company, which may have occurred or could occur in the future. This could result in an annual limit on the Company’s ability to utilize NOLs and could cause federal and state income taxes to be due sooner than if no such limitations applied.

As of December 31, 2025, the Company had $7.1 million and $0.3 million of research and development credits for federal and state income tax purposes, respectively, which expire beginning in 2037 and 2028, respectively.

Unrealized Tax Benefits

Changes in our unrecognized tax benefits (in thousands) were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning-of-year	$2,547	$2,600	$1,624
Gross increases - tax positions in prior period	—	—	7
Gross decreases - tax positions in prior period	(64)	(30)	—
Gross increases - tax positions in current period	239	232	969
Lapse of statute of limitations	—	(255)	—
Balance at end-of-year	$2,722	$2,547	$2,600

We are subject to taxation in various jurisdictions in the United States, India and the Philippines. Tax years 2011 and all subsequent periods remain subject to examination by the federal and state taxing jurisdictions due to the utilization and availability of NOL carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2025, are $2.7 million of tax benefits that, if recognized, would affect the overall effective tax rate. The Company recognized no interest and penalties related to uncertain tax positions in income tax expense for all years presented. The Company has accrued interest and penalties related to uncertain tax positions of $0.3 million as of both December 31, 2025 and December 31, 2024, respectively. The Company and its subsidiaries are not currently subject to any material income tax audits in any federal, state or local jurisdiction for any tax year. The Company’s foreign subsidiary is currently under an income tax examination of the financial year ended 2022 India income tax return.

On July 4, 2025, new U.S. tax legislation H.R.1, referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. During the third quarter of 2025, the Company completed its assessment of OBBBA and elected to accelerate the amortization of its previously capitalized and unamortized U.S. research and development costs over a one-year period as permitted under the new legislation. The financial impact of the enactment is included in the Company’s operating results for the year ended December 31, 2025.

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

In connection with the Offering Reorganization, we entered into the TRA with the holders of Class B common units. The agreement requires us to pay to such holders 85% of the cash savings, if any, in U.S. federal, state and local, and foreign income tax (as applicable) we realize as a result of any deductions attributable to the increase in tax basis following the Class B Exchanges or deductions attributable to imputed interest or future increases in tax basis following payments made under the TRA. Additionally, pursuant to the same agreement we will pay the former stockholders of Evolent Health Holdings 85% of the amount of the cash savings, if any, in U.S. federal, state and local, and foreign income tax that we realize as a result of the utilization of the NOLs of Evolent Health Holdings (and the affiliate of TPG) attributable to periods prior to the Offering Reorganization, approximately $79.4 million, as well as deductions attributable to imputed interest on any payments made under the agreement. The Company has recorded the full TRA liability of $108.9 million as of December 31, 2025.

We will benefit from the remaining 15% of any realized cash savings. The TRA was effective upon the completion of the Offering Reorganization and will remain in effect until all such tax benefits have been used or expired, or until the agreement is terminated. See Note 10 for additional discussion of the implications of the TRA.

Note 16. Employee Benefit Plans

We sponsor a tax-qualified 401(k) retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. We make matching contributions, at our discretion, to the plan in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Company made $11.1 million, $10.5 million and $10.8 million in contributions to the 401(k) plan for the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025 and 2024, the Company’s economic interests in its equity method investments were 4% and ranged between 4% and 34%, respectively, and voting interests in its equity method investments were 11% and ranged between 25% and 34%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the gain (loss) from these investments was approximately $0.4 million, $(3.4) million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $12.5 million, $13.9 million and $19.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Loss on Option Exercise

During the year ended December 31, 2025, we completed the purchase of a portion of one of our equity method investments that we did not own from our joint venture partner for the price of $51.5 million. The purchase price was fixed based on a previously negotiated put/call structure. The loss of $52.5 million represents the difference between the purchase price under the put option and the estimated fair value of the interests acquired. The joint venture was primarily focused on a portfolio of oncology clinics, a member navigation platform and practice alignment arm. The oncology clinics in the joint venture were shut down or otherwise disposed of prior to the payment of the put option, and the joint venture will have no continuing operations.

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

For the year ended December 31, 2025, the Company did not record any unrealized gains or losses resulting from observable price changes of future equity notes. As of December 31, 2025, the carrying amount of the investment was $4.0 million.

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

The Company recognizes any transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between fair value levels for the year ended December 31, 2025.

In the absence of observable market prices, the fair value is based on the best information available and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.

The changes in our liabilities measured at fair value for which the Company uses Level 3 inputs to determine fair value are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Balance as of beginning of period	$5,000	$83,600
Additions	—	9,000
Settlements (1)	(11,495)	(92,508)
Change in fair value of contingent consideration	6,495	4,908
Balance as of end of period	$—	$5,000
————————
(1)Settlements of contingent consideration includes $4.6 million of non-cash settlements related to our sale of Evolent Care Partners for the year ended December 31, 2025.

The following table summarizes the fair value (in thousands), valuation techniques and significant unobservable inputs of our Level 3 fair value measurements as of the periods presented:

	December 31, 2024
	Fair	Valuation	Significant	Assumption or
	Value	Technique	Unobservable Inputs	Input Ranges
Machinify contingent consideration	$1,900	Real options approach	Risk-neutral expected earnout consideration	$1,900
			Discount rate	6.57%

Evolent Care Partners contingent consideration	$3,100	Contractual obligation	N/A	N/A

Nonrecurring Fair Value Measurements

In addition to the assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. This includes assets and liabilities recorded in business combinations or asset acquisitions, goodwill, intangible assets, property, plant and equipment and equity method investments. While not carried at fair value on a recurring basis, these items are continually monitored for indicators of impairment that would indicate current carrying value is greater than fair value. In those situations, the assets are considered impaired and written down to current fair value. See Note 8 for additional discussion regarding our goodwill impairment tests.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents (those not held in a money market fund), restricted cash and receivables approximate their fair values because of the relatively short-term maturities of these items and financial instruments.

See Note 9 for information regarding the fair value of the 2029 Notes and 2031 Notes.

Note 19. Related Parties
The entities described below are considered related parties and the balances and/or transactions with them are reported in our consolidated financial statements.

The Company had an economic relationship through the ordinary course of business with an entity whose President and Chief Executive Officer was a member of our Board until his retirement from the Board in February 2024. This relationship accounted for the majority of our related party revenue and cost of revenue for the years ended December 31, 2024 and 2023, respectively.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	December 31,
	2025	2024
Assets
Accounts receivable, net	$1,242	$7,947
Prepaid expenses and other current assets	550	—

Liabilities
Accounts payable	$523	$498
Accrued liabilities	2,393	—

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$12,499	$40,908	$192,176

Expenses
Cost of revenue	507	32,586	162,589
Selling, general and administrative expenses	2,881	777	2,464

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

The following table provides a summary of our total costs associated with our repositioning plan for the year ended December 31, 2024 and incurred throughout the entirety of the 2023 Repositioning Plan, respectively, by major type of cost (in thousands):

	For the Year Ended December 31,		Cumulative Amount Incurred Through 2023 Reposition Plan
	2024	2023
Severance and termination benefits	$1,835	$8,564	$10,399
Dedicated employee costs	1,185	6,900	8,085
Professional services	4,128	12,910	17,038
Office space consolidation	3,452	6,862	10,314
Total	$10,600	$35,236	$45,836

Note 21. Segment Reporting

We have one operating segment and one reportable segment as our CODM, assesses the performance of our operations, develops strategy and reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The performance measure closest to U.S. GAAP used by our CODM to evaluate the performance of the Company’s ongoing operations on a consolidated basis and as part of the Company’s internal planning and forecasting activities is net loss attributable to common shareholders of Evolent Health, Inc. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

The following table presents our revenue and significant expenses reviewed by our CODM, other segment items and net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$1,876,229	$2,554,741	$1,963,896
Less:
Medical expense and device costs (1)	1,096,794	1,813,052	1,143,499
Cost of revenue excluding medical expense and device costs and other segment items (2)	376,321	369,754	358,265
Selling, general and administrative expenses excluding other segment items (3)	251,959	211,475	267,454
Depreciation and amortization expenses	115,851	118,370	123,415
Goodwill impairment	398,000	—	—
Interest income	(4,190)	(5,544)	(5,256)
Interest expense	57,471	24,722	54,205
Gain (loss) from equity method investees	(365)	3,441	(1,290)
Provision from income taxes	(126)	(1,413)	(89,365)
Change in tax receivables agreement liability	804	173	61,982
Other segment items (4)	163,111	114,165	193,247
Net loss attributable to common shareholders of Evolent Health, Inc.	$(579,401)	$(93,454)	$(142,260)
————————
(1)Medical expenses and device costs include $907.3 million, $1.5 billion and $891.1 million of total claims incurred related to our specialty care management services solution for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Other segment items excluded from cost of revenue excluding medical expense and device costs include $3.2 million, $4.6 million and $1.7 million of stock compensation for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)Other segment items excluded from selling, general and administrative expenses include the following (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Stock-based compensation	$36,508	$35,164	$38,839
Severance costs	10,147	2,877	1,505
Transaction-related costs	5,252	2,934	15,076
Repositioning costs	—	10,600	35,236
(4)Other segment items is defined as stock-based compensation, severance costs, transaction-related costs and repositioning costs not included in cost of revenue or selling, general and administrative expenses calculated in accordance with GAAP, loss on lease termination, (gain) loss on disposal of non-strategic assets, right-of-use assets impairment, change in fair value of contingent consideration, loss (gain) on extinguishment/repayment debt, loss on option exercise, extinguishment of Series A Preferred Stock and other refinancing fees, other income (expense), net, and dividends and accretion of Series A Preferred Stock and excise tax on Series A Preferred Stock. Management believes cost of revenue excluding medical expense and device costs and other segment items and selling, general and administrative expenses excluding other segment items are useful to investors because they facilitate an understanding of our long-term operational costs while removing the effect of costs that are not a representative component of the day-to-day operating performance of our business, and are useful to management as supplemental performance measures.

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

Activity in reserves for claims and performance-based arrangements related to our specialty care management services solution was as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Balance, beginning of period	$318,705	$404,048
Incurred health care costs:
Current year to date period	933,695	1,507,740
Prior year to date period	(26,391)	(24,757)
Total claims incurred	907,304	1,482,983
Claims paid related to:
Current year to date period	(764,596)	(1,216,364)
Prior year to date period	(269,217)	(351,962)
Total claims paid	(1,033,813)	(1,568,326)
Balance, end of period	$192,196	$318,705

Note 23. Quarterly Results of Operations (unaudited)

The unaudited consolidated quarterly results of operations (in thousands, except per share data) were as follows:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2025
Total revenue	$468,719	$479,533	$444,328	$483,649
Total operating expenses	876,950	478,647	445,499	485,271
Loss before preferred dividends and accretion of Series A Preferred Stock	(429,131)	(20,864)	(19,897)	(64,618)
Dividends and accretion of Series A Preferred Stock	—	(6,066)	(31,193)	(7,632)
Net loss attributable to common shareholders of Evolent Health, Inc.	(429,131)	(26,930)	(51,090)	(72,250)

	For the Three Months Ended
	December 31	September 30	June 30	March 31

Loss per common share
Basic and diluted	$(3.84)	$(0.24)	$(0.44)	$(0.63)

2024
Total revenue	$646,542	$621,401	$647,145	$639,653
Total operating expenses	665,138	637,669	639,357	653,062
Income (loss) before preferred dividends and accretion of Series A Preferred Stock	(22,802)	(23,137)	1,596	(17,280)
Dividends and accretion of Series A Preferred Stock	(7,813)	(8,094)	(7,979)	(7,945)
Net loss attributable to common shareholders of Evolent Health, Inc.	(30,615)	(31,231)	(6,383)	(25,225)

Loss per common share
Basic and diluted	$(0.27)	$(0.27)	$(0.06)	$(0.22)

Note 24. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$192	$(368)	$137
Increase/decrease to goodwill from measurement period adjustments/business combinations	—	—	2,333
Accrued excise tax on Series A Preferred Stock	1,750	—	—
Accrued deferred financing costs	—	—	529
Exchange of Series A Preferred Stock	232,200	—	—
Accrued excise tax on repurchase of common stock	310	—	—
Class A common stock issued in connection with business combinations	—	—	261,271
Class A common stock issued in connection with debt repayment	—	—	23,073
Class A common stock issued for payment of earn-outs	—	—	28,551
Accrued net working capital adjustment with business combinations	—	—	1,098
Effects of leases
Operating cash outflows from operating leases	(33,432)	(13,823)	(12,844)
Leased assets obtained in exchange for operating lease liabilities	—	(2,525)	(27,327)
Supplemental Disclosures
Cash paid for interest	(41,160)	(20,210)	(53,591)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on such evaluation, our management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Evolent Health, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
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
February 24, 2026

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 pertaining to Directors is incorporated herein by reference to Evolent Health, Inc.’s definitive proxy statement for the Annual Meeting of Stockholders to be held on June 4, 2026, to be filed by Evolent Health, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025 (the “2026 Proxy Statement”).
The information called for by this Item 10 pertaining to Executive Officers appears in “Part I - Item 1. Business - Information about our Executive Officers” in this Annual Report on Form 10-K and our 2026 Proxy Statement.
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

Item 11. Executive Compensation
Information required by this Item 11 is incorporated herein by reference to our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated herein by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated herein by reference to our 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated herein by reference to our 2026 Proxy Statement.

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

2.1*
Asset Purchase Agreement, dated May 28, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Evolent Health, Inc. and Justify Holdings, Inc., filed as Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2019, and incorporated herein by reference.

2.2*
First Amendment to Asset Purchase Agreement, dated as of December 30, 2019, by and among University Health Care, Inc., d/b/a Passport Health Plan, Passport Health Solutions, LLC, Justify Holdings, Inc., and Evolent Health, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019, and incorporated herein by reference.

2.3*
Purchase Agreement and Agreement and Plan of Merger, dated August 2, 2021, by and among Evolent Health, Inc., Evolent Health LLC, EV Thunder Merger Sub, LLC, WindRose Health Investors III, L.P., Vital Decisions Acquisition, LLC and WindRose Health Investors, LLC, as the representative, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021, and incorporated herein by reference.

2.4*
Agreement and Plan of Merger, dated August 1, 2022, by and among Evolent Health, Inc., Evolent Health LLC, Endzone Merger Sub, Inc, TPG Growth Iceman Parent, Inc. and the Sellers’ Representative, filed as Exhibit 2.4 to the Company’s Quarterly Report Form 10-Q with the SEC on August 3, 2022 and incorporated herein by reference.

2.5*
Stock and Asset Purchase Agreement by and among Evolent Health, Inc., Evolent Health LLC, Magellan Health, Inc. and Magellan Healthcare, Inc., dated as of November 17, 2022, filed as Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023, and incorporated herein by reference.

2.6*
Amendment No. 1 to Stock and Asset Purchase Agreement dated January 20, 2023, by and among Evolent Health, Inc., Evolent Health LLC, and Magellan Health, Inc., filed as Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023, and incorporated herein by reference.

2.7*
Amendment No. 2 to Stock and Asset Purchase Agreement dated February 17, 2023, by and among Evolent Health, Inc., Evolent Health LLC, and Magellan Health, Inc., filed as Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023, and incorporated herein by reference.

3.1
Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2016, and incorporated herein by reference.

3.2
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Evolent Health, Inc., dated June 10, 2021, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021, and incorporated herein by reference.

3.3
Third Amended and Restated By-laws of Evolent Health, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2020, and incorporated herein by reference.

4.1
Form of Class A common stock certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 18, 2015, and incorporated herein by reference.

4.2	Description of Registrant’s Securities, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022, and incorporated herein by reference.

4.3
Indenture, dated as of August 21, 2025, between Evolent Health, Inc. and U.S. Bank Trust Company, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2025, and incorporated herein by reference.

4.4
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

10.8+
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015, and incorporated herein by reference.

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

10.13
Deed of Lease Agreement Between 1812 Holdings, LLC, as Landlord, and Evolent Health, LLC, as Tenant, dated December 11, 2023, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2024, and incorporated herein by reference.

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

10.18*
Asset Purchase Agreement, dated July 16, 2020, by and among Passport Health Plan, Inc., Evolent Health LLC, and Molina Healthcare, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020, and incorporated herein by reference.

10.19+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Seth Blackley, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated herein by reference.

10.20+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. John Johnson, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated herein by reference.

10.21+
Severance and Change-in-Control Agreement, dated as of January 27, 2021, by and between Evolent Health, Inc. and Mr. Jonathan Weinberg, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 29, 2021, and incorporated herein by reference.

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

10.24+
Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021, and incorporated herein by reference.

10.25+
Form of Executive Officer Restricted Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022, and incorporated herein by reference.

10.26+
Form of Corporate PSU Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022, and incorporated herein by reference.

10.27+
Form of Business Unit PSU Award Agreement under the Evolent Health, Inc., 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022, and incorporated herein by reference.

10.28*
Credit Agreement, by and among Evolent Health, Inc., Evolent Health LLC, certain subsidiaries of Evolent Health, Inc, as guarantors, the lenders from time to time party thereto, and Ares Capital Corporation, as administrative agent, and ACF Finco I LP, as revolving agent and collateral agent, dated as of August 1, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022, and incorporated herein by reference.

10.29*
Security Agreement, by and among Evolent Health, Inc., Evolent Health LLC, the other guarantors and ACF Finco I LP, as collateral agent for the benefit of the secured parties, dated as of August 1, 2022, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022, and incorporated herein by reference.

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

10.32*
Guarantee Agreement, by Evolent Health, Inc. and each of the other guarantors in favor of Ares Capital Corporation, as administrative agent for the lenders, and ACF Finco I LP, as collateral agent for the lenders, dated as of August 1, 2022, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022, and incorporated herein by reference.

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

10.39*
Amendment No. 3, dated as of December 6, 2024, to the Credit Agreement, dated as of August 1, 2022, and amended on January 20, 2023 and December 5, 2023, by the Lenders party thereto, Evolent Heath, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACT Finco I LP, as Collateral Agent and Revolving Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024, and incorporated herein by reference.

10.40
Cooperation Agreement dated February 3, 2025, by and among Evolent Health, Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest XI-B, LP, Engaged Capital, LLC, Engaged Capital Holdings, LLC and Glenn W. Welling, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2025, and incorporated by reference herein.

10.41
Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025, and incorporated herein by reference.

10.42
Amendment No. 5, dated as of June 19, 2025, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party thereto, Evolent Health, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025, and incorporated herein by reference.

10.43
Exchange Agreement, dated as of August 7, 2025, by and among the Company and each of the Holders listed on Schedule I thereto, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025, and incorporated herein by reference.

10.44
Second Lien Credit Agreement, dated as of August 7, 2025, by the Lenders party thereto, Evolent Health, LLC, as the Borrower, the Company, as the Parent, each other Guarantor party thereto and Ares Capital Corporation, as Administrative Agent and Collateral Agent, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025, and incorporated herein by reference.

10.45
Second Lien Security Agreement, dated as of August 7, 2025, by each of the Grantors thereto in favor of Ares Capital Corporation as Collateral Agent, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025, and incorporated herein by reference.

10.46
Second Lien Guarantee Agreement, dated as of August 7, 2025, by each of the Guarantors thereto in favor of Ares Capital Corporation as Administrative Agent and as Collateral Agent for the Lenders, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2025, and incorporated herein by reference.

10.47
Intercreditor Agreement, dated August 7, 2025, by and among Ares Capital Corporation, as First Lien Administrative Agent, ACF Finco I LP as First Lien Security Agent and Ares Capital Corporation as Second Lien Administrative Agent and as Second Lien Security Agent, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025, and incorporated herein by reference.

10.48
Amendment No. 6, dated as of August 7, 2025, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party thereto, Evolent Health, LLC, as the Administrative Borrower, the other borrowers party thereto, the Company, as the Parent, each other Guarantor party thereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025, and incorporated herein by reference.

10.49
Form of Stand-Alone Restricted Stock Unit Award Agreement, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 2, 2026, and incorporated herein by reference.

10.50	Severance and Change-in-Control Agreement, dated as of January 1, 2026, by and between Evolent Health, Inc. and Mr. Mario Ramos.

19.1	Insider Trading Policy of Evolent Health, Inc., filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025, and incorporated herein by reference.

21.1	Subsidiaries of Evolent Health, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Evolent Health, Inc. Clawback Policy, filed as Exhibit 97 to the Company's Annual Report on Form 10-K filed with the SEC on February 22, 2024, and incorporated herein by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL
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

Evolent Health, Inc.

By:	/s/ Mario Ramos
Name:	Mario Ramos
Title:	Chief Financial Officer

Dated: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Blackley	Chief Executive Officer and Director	February 24, 2026
Seth Blackley	(Principal Executive Officer)

/s/ Mario Ramos	Chief Financial Officer	February 24, 2026
Mario Ramos	(Principal Financial Officer)

/s/ Aammaad Shams	Chief Accounting Officer	February 24, 2026
Aammaad Shams	(Principal Accounting Officer)

/s/ Toyin Ajayi	Director	February 24, 2026
Toyin Ajayi, MD

/s/ Craig Barbarosh	Director	February 24, 2026
Craig Barbarosh

/s/ Russell Glass	Director	February 24, 2026
Russell Glass

/s/ Peter Grua	Director	February 24, 2026
Peter Grua

/s/ Shawn Guertin	Director	February 24, 2026
Shawn Guertin

/s/ Richard Jelinek	Director	February 24, 2026
Richard Jelinek

/s/ Kim Keck	Director	February 24, 2026
Kim Keck

/s/ Jill Smith	Director	February 24, 2026
Jill Smith

/s/ Brendan Springstubb	Director	February 24, 2026
Brendan Springstubb