Form 10-Q
period 2026-03-31
Evolent Health, Inc.
filed 2026-05-07
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, there were 112,481,067 shares of the registrant’s Class A common stock outstanding.

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

The risks included here are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. More information on potential factors that could affect our businesses and financial performance is included in “Forward-Looking Statements - Cautionary Language,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or similarly captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and the other periodic and current reports we make from time to time with the U.S. Securities and Exchange Commission (“SEC”). Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,028	$151,856
Restricted cash	23,977	26,134
Accounts receivable, net (1)	314,158	309,861
Prepaid expenses and other current assets	21,847	18,521
Total current assets	502,010	506,372
Restricted cash	2,739	2,706
Investments and equity method investees	8,955	8,966
Property and equipment, net	81,181	80,785
Right-of-use assets - operating	3,866	4,373
Prepaid expenses and other noncurrent assets (1)	2,250	3,078
Contract cost assets	13,731	13,537
Intangible assets, net	569,682	584,937
Goodwill	694,433	694,482
Total assets	$1,878,847	$1,899,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$63,007	$59,776
Accrued liabilities (1)	45,063	65,755
Operating lease liability - current	8,779	15,343
Accrued compensation and employee benefits	31,007	50,987
Deferred revenue	1,417	1,203
Reserve for claims and performance - based arrangements	231,962	192,196
Total current liabilities	381,235	385,260
Long-term debt, net	973,486	970,537
Other long-term liabilities	8,091	8,012
Tax receivables agreement liability	108,909	108,909
Operating lease liabilities - noncurrent	3,160	3,818
Deferred tax liabilities, net	7,573	7,506
Total liabilities	1,482,454	1,484,042

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 118,449,473 and 117,603,806 shares issued, respectively	1,185	1,176
Additional paid-in-capital	1,802,222	1,793,398
Accumulated other comprehensive loss	(3,626)	(2,624)
Retained earnings (accumulated deficit)	(1,341,959)	(1,315,327)
Treasury stock, at cost; 5,971,712 and 5,971,712 shares issued, respectively	(61,429)	(61,429)
Total shareholders’ equity	396,393	415,194
Total liabilities and shareholders’ equity	$1,878,847	$1,899,236

————————
(1)See Note 17 for amounts attributable to unconsolidated related parties included in these line items.
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenue (1)	$496,246	$483,649
Expenses
Cost of revenue (1)	412,472	381,178
Selling, general and administrative expenses (1)	72,818	78,409
Depreciation and amortization expenses	21,555	24,058
Loss on lease termination	—	1,906
Change in fair value of contingent consideration	—	(280)
Operating expenses	506,845	485,271
Operating loss	(10,599)	(1,622)
Interest income	1,014	1,274
Interest expense	(16,868)	(10,385)
Loss from equity method investees	(11)	(19)
Loss on option exercise	—	(52,348)
Other income (expense), net	742	(48)
Loss before income taxes	(25,722)	(63,148)
Provision for income taxes	910	1,470
Loss before preferred dividends and accretion of Series A Preferred Stock	(26,632)	(64,618)
Dividends and accretion of Series A Preferred Stock	—	(7,632)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,632)	$(72,250)

Loss per common share
Basic and diluted	$(0.24)	$(0.63)

Weighted-average common shares outstanding
Basic and diluted	111,905	115,315

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,632)	$(72,250)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(1,002)	24
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(27,634)	$(72,226)
————————
(1)See Note 17 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended March 31, 2026
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	117,604	$1,176	$1,793,398	$(2,624)	$(1,315,327)	$(61,429)	$415,194

Stock-based compensation expense	—	—	—	—	10,649	—	—	—	10,649
Restricted stock units vested, net of shares withheld for taxes	—	—	744	8	(1,587)	—	—	—	(1,579)
Performance stock units vested, net of shares withheld for taxes	—	—	101	1	(238)	—	—	—	(237)
Foreign currency translation adjustment	—	—	—	—	—	(1,002)	—	—	(1,002)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(26,632)	—	(26,632)
Balance as of March 31, 2026	—	$—	118,449	$1,185	$1,802,222	$(3,626)	$(1,341,959)	$(61,429)	$396,393

	For the Three Months Ended March 31, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	175	$190,173	116,576	$1,166	$1,803,786	$(1,753)	$(780,817)	$(21,123)	$1,001,259

Stock-based compensation expense	—	—	—	—	11,081	—	—	—	11,081
Restricted stock units vested, net of shares withheld for taxes	—	—	510	5	(2,776)	—	—	—	(2,771)
Performance stock units vested, net of shares withheld for taxes	—	—	312	3	(1,825)	—	—	—	(1,822)
Foreign currency translation adjustment	—	—	—	—	—	24	—	—	24
Net loss attributable to common shareholders of Evolent Health, Inc.	—	3,055	—	—	(7,632)	—	(64,618)	—	(72,250)
Balance as of March 31, 2025	175	$193,228	117,398	$1,174	$1,802,634	$(1,729)	$(845,435)	$(21,123)	$935,521
See accompanying Notes to Consolidated Financial Statements

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows (Used In) Provided by Operating Activities
Loss before preferred dividends and accretion of Series A Preferred Stock	$(26,632)	$(64,618)
Adjustments to reconcile net loss to net cash and restricted cash (used in) provided by operating activities:
Change in fair value of contingent consideration	—	(280)
Loss from equity method investees	11	19
Loss on option exercise	—	52,348
Depreciation and amortization expenses	21,555	24,058
Stock-based compensation expense	10,649	11,081
Deferred tax expense	577	295
Amortization of contract cost assets	931	1,237
Amortization of deferred financing costs	2,949	1,154
Loss on lease termination	—	1,906
Right-of-use operating assets	507	408
Other current operating cash inflows (outflows), net	—	2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(4,297)	(15,815)
Prepaid expenses and other current and non-current assets	(3,372)	(7,729)
Contract cost assets	(1,125)	(1,193)
Accounts payable	5,388	3,264
Accrued liabilities	(20,982)	(18,879)
Operating lease liabilities	(7,222)	(2,820)
Accrued compensation and employee benefits	(19,980)	2,195
Deferred revenue	214	2,510
Reserve for claims and performance-based arrangements	39,766	15,137
Other long-term liabilities	79	285
Net cash and restricted cash (used in) provided by operating activities	(984)	4,565
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	—	(4,498)
Investments in internal-use software and purchases of property and equipment	(6,406)	(8,595)
Net cash and restricted cash used in investing activities	(6,406)	(13,093)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	(2,157)	(41,476)
Proceeds from issuance of long-term debt, net of offering costs	—	221,000
Repayment of debt	—	(62,500)
Payment of preferred dividends	—	(4,577)
Taxes withheld and paid for vesting of equity awards	(1,816)	(4,593)
Net cash and restricted cash (used in) provided by financing activities	(3,973)	107,854
Effect of exchange rate on cash and cash equivalents and restricted cash	(589)	23
Net increase (decrease) in cash and cash equivalents and restricted cash	(11,952)	99,349
Cash and cash equivalents and restricted cash as of beginning-of-period	180,696	178,496
Cash and cash equivalents and restricted cash as of end-of-period	$168,744	$277,845
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

As of March 31, 2026, the Company had unrestricted cash and cash equivalents of $142.0 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

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

Note 2. Basis of Presentation, Summary of Significant Accounting Policies and Change in Accounting Principles

Basis of Presentation

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state our financial position, results of operations and cash flows. The interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2025 Form 10-K.

Summary of Significant Accounting Policies

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2025 Form 10-K for a complete summary of our significant accounting policies.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying unaudited interim consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangibles assets, goodwill and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets, stock-based compensation, deferred income taxes and valuation allowance, purchase price allocation in taxable stock transactions and useful lives of intangible assets.

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

Restricted Cash

Restricted cash includes cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	March 31, 2026	December 31, 2025
Collateral for letters of credit for facility leases (1)	$222	$222
Collateral with financial institutions (2)	15,739	15,706
Claims processing services (3)	10,755	12,912
Total restricted cash	$26,716	$28,840

Current restricted cash	$23,977	$26,134
Total current restricted cash	$23,977	$26,134

Non-current restricted cash	$2,739	$2,706
Total non-current restricted cash	$2,739	$2,706
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$142,028	$246,547
Restricted cash	26,716	31,298
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$168,744	$277,845

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of March 31, 2026 and December 31, 2025, approximately 78% and 75%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of March 31, 2026 and December 31, 2025, approximately 53% and 63%, respectively, of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met. The decrease is primarily due to settlement of accounts receivable for certain customers during the three months ended March 31, 2026.

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

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption of this ASU did not have an immediate impact and is not expected to have a significant impact in future periods on the Company’s condensed consolidated financial statements and related disclosures.

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

Note 4. Transactions

Disposals
During the third quarter of 2025, the Company entered into a Stock Purchase Agreement (the “ECP Purchase Agreement”) pursuant to which the Company agreed to sell all of the outstanding shares of capital stock of Evolent Care Partners for a purchase price of $100.0 million, subject to customary closing purchase price adjustments, and a contingent payment of up to $13.0 million, subject to the achievement of certain metrics following the closing. The Company consummated the transaction on December 5, 2025. The Company previously recorded its operations from Evolent Care Partners in its total cost of care management solution.

The Company determined that the transaction met the held for sale criteria and ceased recording amortization of provider network contract intangibles at closing of the transaction. The Company received cash proceeds of $91.3 million after net working capital adjustments. The carrying value of net assets and liabilities of $76.4 million, inclusive of allocated goodwill, was disposed resulting in a gain on disposal of $14.9 million recorded in (gain) loss on disposal of non-strategic assets for the three months ended December 31, 2025. The Company allocated $44.8 million of goodwill to the transaction based on the value of the transaction compared to the estimated business enterprise value on the closing date.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Medicaid	$218,114	$188,124
Medicare	162,810	115,318
Commercial and other	115,322	180,207
Total	$496,246	$483,649

Performance Suite (1)	$323,303	$303,021
Specialty Technology and Services Suite	80,799	82,821
Administrative Services	49,587	57,191
Cases	42,557	40,616
Total	$496,246	$483,649
————————
(1)Performance Suite revenue includes $323.3 million and $245.2 million related to our specialty care management solution for the three months ended March 31, 2026 and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $13.2 million of transaction price to performance obligations that are unsatisfied as of March 31, 2026. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration. We expect to recognize revenue on approximately 98% and 2% of these remaining performance obligations by December 31, 2026 and 2027, respectively. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	March 31, 2026	December 31, 2025
Short-term receivables (1)	$312,521	$307,423
Short-term deferred revenue	1,417	1,203
Long-term deferred revenue	—	110
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue the three months ended March 31, 2026 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$1,313
Reclassification to revenue, as a result of performance obligations satisfied	(614)
Cash received in advance of satisfaction of performance obligations	718
Balance as of end of period	$1,417

The amount of revenue, excluding customer discounts of $2.2 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous year was $(7.8) million and $(13.1) million for the three months ended March 31, 2026 and 2025, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of both March 31, 2026 and December 31, 2025, the Company had $4.5 million of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2026 and December 31, 2025, the Company had $9.2 million and $9.0 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $0.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	March 31, 2026	December 31, 2025
Current	85%	87%
Past due 1-60 days	6%	4%
Past due 61+ days	9%	9%
Accounts receivable, net of allowance	$315,050	$310,990

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance as of beginning of period	$(20,720)	$(15,368)
Provision for credit losses	(2,588)	(1,774)
Charge-offs(1)	811	591
Balance as of end of period	$(22,497)	$(16,551)
————————
(1) Charge-offs for the three months ended March 31, 2026 and 2025 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	March 31, 2026	December 31, 2025
Computer hardware	$15,967	$16,025
Furniture and equipment	938	965
Internal-use software development costs	274,755	268,128
Leasehold improvements	1,394	1,441
Total property and equipment	293,054	286,559
Accumulated depreciation expense	(211,873)	(205,774)
Total property and equipment, net	$81,181	$80,785

The Company capitalized $6.6 million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $78.6 million and $77.8 million as of March 31, 2026 and December 31, 2025, respectively.

Depreciation expense related to property and equipment was $6.3 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively, of which amortization expense related to capitalized internal-use software development costs was $5.8 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively.

Note 8. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life. It is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

As of March 31, 2026, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an interim impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform a goodwill impairment assessment as of March 31, 2026.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$694,482	$1,137,320
Foreign currency translation	(49)	—
Balance, end of period	$694,433	$1,137,320

Intangible Assets, Net
Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	March 31, 2026				December 31, 2025
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	0.0	$51,965	$51,965	$—
Customer relationships	12.4	806,668	266,709	539,959	12.6	806,668	255,517	551,151
Technology	1.8	169,715	139,992	29,723	2.0	169,715	135,929	33,786
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	0.0	9,600	9,600	—	0.0	9,600	9,600	—
Total intangible assets, net		$1,039,166	$469,484	$569,682		$1,039,166	$454,229	$584,937
Amortization expense related to intangible assets was $15.3 million and $16.8 million for the three months ended March 31, 2026 and 2025, respectively.

Future estimated amortization of intangible assets is as follows (in thousands):

2026	$45,766
2027	59,028
2028	47,133
2029	44,992
2030	43,959
Thereafter	328,804
Total future amortization of intangible assets	$569,682

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

2031 Notes Issuance, 2025 Notes Repayment and Common Stock Repurchase

On August 18, 2025, the Company entered into a purchase agreement to sell $145.0 million aggregate principal amount of the 2031 Notes in a private placement to qualified institutional buyers (the “Purchasers”) within the meaning of Rule 144A under the Securities Act of 1933. The Company granted the Purchasers an option to purchase up to an additional $21.8 million aggregate principal amount of the 2031 Notes, which the Purchasers exercised in full on August 19, 2025. The closing of the 2031 Notes occurred on August 21, 2025 and a total of $166.8 million aggregate principal amount of 2031 Notes were issued at an issue price of 100.00% of par. On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. The Company also repurchased $40.0 million of shares of the Company’s Class A common stock concurrently with the sale of the 2031 Notes in privately negotiated transactions effected with or through one of the Purchasers or its affiliate at a purchase price per share equal to the last reported sale price of the Company’s Class A common stock on August 18, 2025. As a result of the repurchase of the 2025 Notes, the Company recorded a $0.4 million gain on extinguishment of short-term debt, net for the three months ended September 30, 2025.

Summary of Convertible Senior Notes

The following table summarizes the terms of our Convertible Senior Notes outstanding as of March 31, 2026 (in thousands, except per share conversion rates and prices):

	2029 Notes	2031 Notes
Aggregate principal amount at issuance	$402,500	$166,750
Coupon interest rate per annum	3.5%	4.5%
Debt issuance costs	$11,628	$8,307
Net proceeds	$390,872	$158,443
Issuance date	December 8, 2023	August 21, 2025
Maturity date	December 1, 2029	August 15, 2031
Interest payment dates	June 1 and December 1	February 15 and August 15

Conversion rate per $1,000 of principal	26.3125	73.9098
Conversion price	$38.00	$13.53
Shares issuable upon conversion (1)	10,592	12,325

Carrying value	$395,331	$159,166
Unamortized debt discount and issuance costs	7,169	7,584
Outstanding principal	$402,500	$166,750
Remaining amortization period (years)	3.7	5.4
Fair value (2)	$213,828	$86,487
————————
(1)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of March 31, 2026. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and the Borrower entered into a Commitment Letter with Ares which provided the Company additional available non-dilutive debt capital of up to $150.0 million (the “Incremental Facility”) to retire its 2025 Notes on or before October 15, 2025 (the maturity date of the 2025 Notes) and for working capital and required that the Company would, in the event the Incremental Facility is drawn and in certain other circumstances, exchange its existing Series A Preferred Stock for a second lien term loan facility (the “Second Lien Term Loan Facility” and, together with the First Lien Credit Facilities, the “Credit Facilities”) in the amount of the Liquidation Preference of the Series A Preferred Stock ($175.0 million) (the “Exchange”). On August 7, 2025, the Company completed the Exchange. The Company paid $9.3 million of deferred financing costs, of which $3.3 million was related to amending the existing 2024 Incremental Facilities. The Company did not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss related to the Incremental Facility in extinguishment of Series A Preferred Stock and other refinancing fees on the consolidated statement of operations during the three months ended September 30, 2025.

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

As of March 31, 2026, there was $117.2 million, $72.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively.

Summary of Credit Agreement

The following table summarizes the terms of our Credit Agreement as of March 31, 2026 (in thousands, except per share conversion rates and prices):

	First Lien Term Loan	Second Lien Term Loan	Revolving Facility
Aggregate principal amount at issuance	$200,000	$175,000	$50,000
Coupon interest rate per annum (1)	SOFR + 5.65%	SOFR + 6.15%	SOFR + 4.15%
Debt issuance costs	$8,850	$—	$1,168
Net proceeds at issuance	$191,150	N/A (2)	$48,832
Issuance date	January 29, 2025	August 7, 2025	August 1, 2022
Interest payment dates	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1

Carrying value	$113,114	$236,490	$69,385
Unamortized debt discount and issuance costs	4,102	26,010	3,115
Outstanding principal	$117,216	$262,500	$72,500
Remaining amortization period (years)	3.7	3.7	3.7
Fair value (3)	$112,563	$195,696	$72,500
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

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
2025 Notes
Coupon interest expense	$—	$646
Amortization of debt issuance costs	—	326
Interest expense for 2025 Notes	$—	$972
2029 Notes
Coupon interest expense	$3,522	$3,522
Amortization of debt issuance costs	482	482
Interest expense for 2029 Notes	$4,004	$4,004
2031 Notes
Coupon interest expense	$1,876	$—
Amortization of debt issuance costs	344	—
Interest expense for 2031 Notes	$2,220	$—
Credit Agreement
Term Loans
Coupon interest expense	$7,040	$3,254
Amortization of debt issuance costs	1,920	226
Interest expense for Term Loans	$8,960	$3,480
Revolver Facility
Coupon interest expense	$1,481	$1,809
Amortization of debt issuance costs	203	120
Interest expense for Revolver Facility	$1,684	$1,929

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of March 31, 2026 and December 31, 2025, the Company was party to irrevocable standby letters of credit with a bank for $14.9 million and $14.9 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $16.0 million and $15.9 million, respectively, in restricted cash as collateral as of March 31, 2026 and December 31, 2025, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between June 2026 and January 2027 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

As of March 31, 2026, the Company maintained various surety bonds totaling $3.5 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between May 2026 and October 2026 and automatically extend for additional one-year periods.

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

The Company recognized a TRA liability of $108.9 million as of both March 31, 2026 and December 31, 2025, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. A change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

In the ordinary course of business, we periodically receive civil investigative demands, subpoenas and other formal requests for information from attorneys general, regulatory bodies, and government agencies, at federal and state levels. Our general policy is to cooperate and respond fully to such requests as required by law. We are not aware of any such matters that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s financial position.

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of March 31, 2026, approximately 93% of our $168.7 million of cash and cash equivalents and restricted cash were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 7% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	March 31, 2026	December 31, 2025
Aetna	11.1%	*
Cook County Health and Hospitals System	19.8%	23.7%
Florida Blue	11.5%	10.1%
Molina Healthcare, Inc.	20.5%	25.9%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2026	2025
Aetna	20.7%	*
Blue Cross and Blue Shield of North Carolina	*	13.2%
Centene Corporation	*	10.6%
Cook County Health and Hospitals System	15.4%	15.7%
Florida Blue	11.0%	14.9%
Molina Healthcare, Inc.	24.0%	21.3%
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

The following table summarizes our primary office leases as of March 31, 2026 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	4.8	$2,595	$—
Edison, NJ	0.1	50	222
Makati City, Philippines	2.2	1,426	—
Pune, India	2.0	1,078	—
Brea, CA	1.2	1,158	—

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. The Company paid $6.4 million of lease termination payments on both January 1, 2026 and April 1, 2026, respectively, and has no further obligations under its Chicago lease.
The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost, net of sublease income	$542	$534
Variable lease cost	229	339
Total lease cost	$771	$873

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating Lease Expense
2026	$8,494
2027	2,137
2028	955
2029	548
2030	562
Thereafter	44
Total lease payments	12,740
Less:
Interest	801
Present value of lease liabilities	$11,939

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	March 31, 2026	December 31, 2025
Weighted average discount rate	9.04%	8.89%
Weighted average remaining lease term	2.9	3.0

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock and excise tax as presented below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash dividends on Series A Preferred Stock	$—	$4,577
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax benefit	—	3,055
Dividends and accretion of Series A Preferred Stock	$—	$7,632

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended March 31,
	2026	2025
Loss before preferred dividends and accretion of Series A Preferred Stock	$(26,632)	$(64,618)
Dividends and accretion of Series A Preferred Stock	—	(7,632)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,632)	$(72,250)

Weighted-average common shares outstanding - basic and diluted	111,905	115,315

Loss per common share
Basic and diluted	$(0.24)	$(0.63)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Restricted stock units, performance-based RSUs and leveraged stock units	614	963
Series A Preferred Stock	—	4,375
Convertible senior notes	22,917	15,752
Total	23,531	21,090

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Award Type
RSUs	6,049	7,300
PSUs	4,600	3,781
Total compensation expense by award type	$10,649	$11,081

Line Item
Cost of revenue	$519	$657
Selling, general and administrative expenses	10,130	10,424
Total compensation expense by financial statement line item	$10,649	$11,081

No stock-based compensation was capitalized as software development costs for the three months ended March 31, 2026 and 2025, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
RSUs	611	2,080
PSUs	6,679	2,034

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

An income tax provision of $0.9 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively, which resulted in effective tax rates of (3.5)% and (2.3)% for the three months ended March 31, 2026 and 2025, respectively. The income tax expense recorded during both the three months ended March 31, 2026 and 2025, primarily relates to the change in the valuation allowance, non-deductible expenses and state and foreign taxes.

As of March 31, 2026, the Company had unrecognized tax benefits of $2.7 million that, if recognized, would affect the overall effective tax rate. The Company and its subsidiaries are not currently subject to any material income tax audits in any federal, state or local jurisdiction for any tax year. The Company’s foreign subsidiary is currently under an income tax examination of the financial year ended 2022 India income tax return.

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

As of both March 31, 2026 and December 31, 2025, the Company’s economic interests in its equity method investments were 4% and voting interests in its equity method investments were 11%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the loss from these investments was approximately $11 thousand and $19 thousand for the three months ended March 31, 2026 and 2025, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $4.7 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

Note 17. Related Parties
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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	March 31, 2026	December 31, 2025
Assets
Accounts receivable, net	$3,718	$1,242
Prepaid expenses and other current assets	825	550

Liabilities
Accounts payable	$—	$523
Accrued liabilities	1,197	2,393

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue	$4,744	$3,043

Expenses
Cost of revenue	75	636
Selling, general and administrative expenses	868	187

Note 18. Segment Reporting

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

The following table presents our revenue and significant expenses reviewed by our CODM, other segment items and net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Revenue	$496,246	$483,649
Less:
Medical expense and device costs (1)	335,362	292,676
Cost of revenue excluding medical expense and device costs and other segment items (2)	76,591	87,845
Selling, general and administrative expenses excluding other segment items (3)	62,226	66,268
Depreciation and amortization expenses	21,555	24,058
Interest income	(1,014)	(1,274)
Interest expense	16,868	10,385
Gain (loss) from equity method investees	11	19
Provision for income taxes	910	1,470
Other segment items (4)	10,369	74,452
Net loss attributable to common shareholders of Evolent Health, Inc.	$(26,632)	$(72,250)
————————
(1)Medical expenses and device costs include $301.8 million and $206.0 million of total claims incurred related to our specialty care management services solution for the three months ended March 31, 2026 and 2025, respectively.
(2)Other segment items excluded from cost of revenue excluding medical expense and device costs include $0.5 million and $0.7 million of stock compensation for the three months ended March 31, 2026 and 2025, respectively.
(3)Other segment items excluded from selling, general and administrative expenses include the following (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Stock-based compensation	$10,130	$10,424
Severance costs	—	1,014
Transaction-related costs	462	703
(4)Other segment items is defined as stock-based compensation, severance costs and transaction-related costs not included in cost of revenue or selling, general and administrative expenses calculated in accordance with GAAP, loss on lease termination, change in fair value of contingent consideration, loss on option exercise, other income (expense), net, and dividends and accretion of Series A Preferred Stock and excise tax on Series A Preferred Stock. Management believes cost of revenue excluding medical expense and device costs and other segment items and selling, general and administrative expenses excluding other segment items are useful to investors because they facilitate an understanding of our long-term operational costs while removing the effect of costs that are not a representative component of the day-to-day operating performance of our business, and are useful to management as supplemental performance measures.

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

Activity in reserves for claims and performance-based arrangements related to our specialty care management services solution was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$192,196	$318,705
Incurred health care costs:
Current year to date period	324,861	219,346
Prior year to date period	(23,084)	(13,354)
Total claims incurred	301,777	205,992
Claims paid related to:
Current year to date period	(166,545)	(102,655)
Prior year to date period	(95,466)	(88,200)
Total claims paid	(262,011)	(190,855)
Balance, end of period	$231,962	$333,842

Note 20. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$(290)	$20
Effects of leases
Operating cash outflows from operating leases	(7,244)	(3,013)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our interim consolidated financial statements and the accompanying notes to our interim consolidated financial statements presented in “Part I – Item 1. Financial Statements” of this Form 10-Q; our 2025 Form 10-K, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and our current reports on Form 8-K filed in 2026.

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

Changes in Medicaid, and the ACA Health Exchanges, including but not limited to those caused by the passage of the One Big Beautiful Bill Act during 2025, created industry expectations for higher member acuity and lower membership in future years. These expectations are exacerbated by the aggregate medical trends experienced by our customers across all lines of business, which has led those customers to exit markets, adjust their benefits and take other actions that are likely to contribute to lower membership in the future. During the quarter ended March 31, 2026, our customers reported membership declines in Medicaid and Health Exchanges consistent with our expectations.

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

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net loss for the three months ended March 31, 2026. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended March 31,
	2026	2025
Aetna	20.7%	*
Blue Cross and Blue Shield of North Carolina	*	13.2%
Centene Corporation	*	10.6%
Cook County Health and Hospitals System	15.4%	15.7%
Florida Blue	11.0%	14.9%
Molina Healthcare, Inc.	24.0%	21.3%
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

Critical Accounting Policies and Estimates

Certain GAAP policies that significantly affect the determination of our financial position, results of operations and cash flows, are summarized below. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2025 Form 10-K for a complete summary of our significant accounting policies.
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

See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for more information related to the 2025 goodwill impairment test. As of March 31, 2026, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an interim impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform a goodwill impairment assessment as of March 31, 2026.

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

Medical Expense Ratio

Medical Expense Ratio (“MER”) is a key performance indicator used by management for purposes of monitoring operating performance and is calculated as GAAP total claims incurred related to our specialty care management services solution divided by GAAP revenue related to our Performance Suite. Management believes MER is useful to investors because it provides insight into the efficiency with which medical costs are managed relative to revenue and helps identify trends in the underlying performance. For periods prior to the consummation of the sale of Evolent Care Partners (“ECP”) in December 2025, we present non-GAAP MER excluding revenues from ECP because is not indicative of ongoing operations. See “Part I - Item 1. Financial Statements - Note 5 - Disaggregation of Revenue” in this Form 10-Q for more information related to GAAP revenue by product type and “Part I - Item 1. Financial Statements - Note 19 in this Form 10-Q for more information related to GAAP total claims incurred.

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended March 31,		Change Over Prior Period
	2026	2025	$	%
Revenue	$496,246	$483,649	$12,597	2.6%

Expenses
Cost of revenue	412,472	381,178	31,294	8.2%
Selling, general and administrative expenses	72,818	78,409	(5,591)	(7.1)%
Depreciation and amortization expenses	21,555	24,058	(2,503)	(10.4)%
Loss on lease termination	—	1,906	(1,906)	(100.0)%
Change in fair value of contingent consideration	—	(280)	280	100.0%
Total operating expenses	506,845	485,271	21,574	4.4%
Operating loss	$(10,599)	$(1,622)	$(8,977)	(553.5)%

Cost of revenue as a % of revenue	83.1%	78.8%
Selling, general and administrative expenses as a % of revenue	14.7%	16.2%

Comparison of the Results for the Three Months Ended March 31, 2026 to 2025

Revenue

Total revenue increased $12.6 million, or 2.6%, to $496.2 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was driven primarily by $83 million from a new Performance Suite contract go-live during the first quarter offset by a reduction of $58 million from the ECP disposition and $17 million from reduction in Medicare memberships.

The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Medicaid	$218,114	$188,124
Medicare	162,810	115,318
Commercial and other	115,322	180,207
Total	$496,246	$483,649

Performance Suite (1)	$323,303	$303,021
Specialty Technology and Services Suite	80,799	82,821
Administrative Services	49,587	57,191
Cases	42,557	40,616
Total	$496,246	$483,649

Revenue from Evolent Care Partners	—	57,799
Performance Suite revenue excluding revenue from Evolent Care Partners(2)	$323,303	$245,222
————————

(1)Performance Suite revenue includes $323.3 million and $245.2 million related to our specialty care management solution for the three months ended March 31, 2026 and 2025, respectively.
(2)Performance Suite revenue excluding revenue from Evolent Care Partners is non-GAAP and used in calculating MER excluding Evolent Care Partners. Refer to “Comparison of the Results for the Three Months Ended March 31, 2026 to 2025 - Cost of Revenue” for additional information on MER excluding Evolent Care Partners.
The following table represents the Company’s Lives on Platform/ Cases, Average PMPM fees, Revenue per Case and Average Unique Members (Average Lives on Platform/Cases in thousands):

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026	2025	2026	2025
Performance Suite	6,078	6,486	$17.73	$15.57
Specialty Technology and Services Suite	76,101	77,079	0.35	0.36
Administrative Services	1,118	1,213	14.78	15.72
Cases	11	14	3,772	2,947

Average Unique Members	38,903	40,628

Cost of Revenue

Cost of revenue increased by $31.3 million, or 8.2%, to $412.5 million for the three months ended March 31, 2026, as compared to 2025, principally as a result of the 2.6% increase in our revenue compared to year ended March 31, 2025. The increase included approximately $42.7 million of higher claims cost compared to the prior year period, which is primarily attributable to $116.3 million higher claims expense from new and existing Performance Suite contracts, offset by a decrease of $54.4 million of claims from the disposition of ECP in December 2025 and transitioning certain Performance Suite customers to Specialty and Technology Service Suite and narrowing of scope of certain customers totaling $15.6 million and lower personnel costs of $9.8 million compared to the prior year driven by decreased headcount and change in bonus structure for certain employees.

The following table represents the Company’s MER for its specialty care management services solution:

	For the Three Months Ended March 31,
	2026	2025
Total claims incurred related to our specialty care management services solution(1)	$301,777	$205,992

Performance Suite revenue	323,303	303,021
Performance Suite revenue excluding revenue from Evolent Care Partners (2)	323,303	245,222

MER	93.3%	68.0%
MER excluding Evolent Care Partners	93.3%	84.0%
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 19” for additional information on total claims incurred.
(2)Refer to “Comparison of the Results for the Three Months Ended March 31, 2026 to 2025 - Revenue” for additional information on Performance Suite revenue less revenue from Evolent Care Partners.

The increase in MER excluding Evolent Care Partners for the three months ended March 31, 2026 compared to 2025 is driven primarily by the go-live of a Performance Suite contract during the first quarter of 2026.

Approximately $0.5 million and $0.7 million of total cost of revenue was attributable to stock-based compensation expense for the three months ended March 31, 2026, and 2025, respectively. Cost of revenue represented 83.1% and 78.8% of total revenue for the three months ended March 31, 2026, and 2025 respectively. Our cost of revenue increased as a percentage of our total revenue due to the maturation profile of a new Performance Suite contract that went live during the first quarter of 2026. We anticipate continued

growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $5.6 million, or 7.1%, to $72.8 million for the three months ended March 31, 2026, as compared to 2025. The decrease was primarily driven by lower personnel costs of $4.2 million from reduced headcount and change to the 2026 bonus structure for certain employees including decreased severance of $1.0 million, lower professional fees of $2.8 million driven by transaction costs, lower stock compensation expense due to the achievement and change in projected achievement of certain performance measurements of $0.3 million offset by higher technology costs including cloud services and licensing fees of $1.7 million and a $0.6 million increase in bad debt expense versus the prior period reflecting a return to normal collections timing.

Approximately $10.1 million and $10.4 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. Acquisition and severance costs accounted for approximately $0.5 million and $1.7 million of total selling, general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively. Selling, general and administrative expenses represented 14.7% and 16.2% of total revenue for the three months ended March 31, 2026, as compared to 2025, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $2.5 million, or 10.4%, to $21.6 million, as compared to 2025 primarily due to $0.4 million of lower depreciation on computer hardware and $0.5 million of lower depreciation of internally developed software, $0.6 million of lower amortization on ECP provider network contracts which was sold in December 2025 and $0.9 million lower amortization of certain customer relationships and technology intangibles reaching their useful life. Depreciation and amortization expenses include $12.5 million and $13.4 million for the three months ended March 31, 2026 and 2025, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $1.9 million loss on lease termination related to negotiated termination payments and real estate commissions the three months ended March 31, 2025.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $0.3 million for the three months ended March 31, 2025 primarily related to our Machinify earnout.

Discussion of Non-Operating Results

Interest Expense

We recorded interest expense (including amortization of deferred financing costs) of approximately $16.9 million and $10.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase in interest expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is driven primarily by interest incurred under First Lien Credit Agreement borrowings in January 2025 and the exchange of our Series A Preferred Stock for Second Lien Loan Facility combined with the issuance of our 2031 Notes in August 2025. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

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

Provision for Income Taxes

A provision for income taxes of $0.9 million and $1.5 million was recognized for the three months ended March 31, 2026 and 2025, respectively, which resulted in effective tax rates of (3.5)% and (2.3)%, respectively.

Dividends and Accretion of Series A Preferred Stock Including Excise Tax

During the year ended December 31, 2025, the Company completed the exchange of its existing Series A Preferred Stock for the new Second Lien Term Loan Facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature. Prior to the Exchange, we paid quarterly regular cash dividends during 2025 on the Series A Preferred Stock at a rate per annum equal to Adjusted Term SOFR (as defined in the Certificate of Designation) plus 6.00%. Prior to the Exchange, the Company accreted redemption value in excess of par at a redemption price per share equal to 150.00% of the then-current liquidation preference per share of the Series A Preferred Stock.

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash dividends on Series A Preferred Stock	$—	$4,577
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock	—	3,055
Dividends and accretion of Series A Preferred Stock	$—	$7,632

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $26.6 million and $72.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $142.0 million of cash and cash equivalents and $26.7 million in restricted cash.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows”:

	For the Three Months Ended March 31,
	2026	2025
Net cash and restricted cash (used in) provided by operating activities	$(984)	$4,565
Net cash and restricted cash used in investing activities	(6,406)	(13,093)
Net cash and restricted cash (used in) provided by financing activities	(3,973)	107,854

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows used in operating activities of $1.0 million for the three months ended March 31, 2026 were driven primarily by an overall increase in reserve for claims and performance-based arrangements of $39.8 million due to the timing of customer settlements and claims payments, offset in part by decreases in accrued liabilities of $21.0 million from timing of customer settlements, our partner and vendor payments and accrued compensation and benefits of $20.0 million due to the timing of 2025 bonus payments.

Cash flows provided by operating activities of $4.6 million for the three months ended March 31, 2025 were affected by increases in accounts receivable of $15.8 million from timing of our partner and vendor payments, offset by a reduction reserve for claims and performance-based arrangements of $15.1 million due to the timing of claims payments and a reduction in accrued compensation and benefits of $2.2 million due to the timing of 2024 bonus payments and severance of $1.0 million.

Investing Activities

Cash flows used in investing activities of $6.4 million for the three months ended March 31, 2026 were primarily related to investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $13.1 million in the three months ended March 31, 2025 were primarily attributable to cash paid for asset acquisitions and business combinations of $4.5 million and $8.6 million of investments in internal-use software and purchases of property and equipment.

Financing Activities

Cash flows used in financing activities of $107.9 million in the three months ended March 31, 2025 were primarily related to $221.0 million of borrowings under our Term Loan Facility, offset in part by $62.5 million of repayments under our Revolving Facility and $41.5 million related to changes in working capital balances related to claims processing.

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of March 31, 2026, were as follows (including as discussed in the narrative below):

	2026	2027-2028	2029-2030	2031+	Total
Operating leases for facilities (1)	$8,494	$3,089	$1,110	$47	$12,740
Purchase obligations related to vendor contracts	12,178	10,271	2,617	—	25,066
Convertible notes interest payments (2)	17,840	43,183	29,095	7,504	97,622
Convertible notes principal repayment	—	—	402,500	166,750	569,250
Total	$38,512	$56,543	$435,322	$174,301	$704,678
————————
(1)During the year ended December 31, 2024, the Company terminated its Chicago, IL lease and recognized the impact in its operating lease liability - current and operating lease liability - noncurrent on its consolidated balance sheet. The Company paid $6.4 million of lease termination payments on both January 1, 2026 and April 1, 2026, respectively, and has no further obligations under its Chicago lease.
(2)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on payment dates for our convertible notes interest.

As of March 31, 2026, there was $117.2 million, $72.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company used the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the three months ended March 31, 2026, accounts receivable, net, increased primarily due to the timing of cash receipts from certain customers.

Restricted Cash

Restricted cash of $26.7 million is carried at cost and includes cash held on behalf of other entities for claims processing services of $10.8 million, collateral for letters of credit required as security deposits for facility leases of $0.2 million, and amounts held with financial institutions for risk-sharing arrangements of $15.7 million as of March 31, 2026. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

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

Interest Rate Risk

As of March 31, 2026, the Company had cash and cash equivalents and restricted cash of $168.7 million, which consisted of bank deposits with FDIC participating banks of $157.7 million and bank deposits in international banks of $11.1 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of March 31, 2026, there was $117.2 million, $72.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR.

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

As of March 31, 2026, we had $569.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates.

Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on our long-term debt.

Foreign Currency Exchange Risk

We have de minimis foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian Rupee and the Philippine Peso. In general, we are a net payer of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may, in the future, negatively affect our operating results as expressed in U.S. dollars. In addition, our business could be adversely affected by changes in foreign currency exchange rates as a result of geopolitical conflicts or other macroeconomic events (or the perception that such events may occur). At this time, we have not entered into, but in the future, we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2026, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Management has designed its internal controls over financial reporting under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our significant business risks are described in Part I, Item 1A. “Risk Factors” to our 2025 Form 10-K. There have been no material changes from the risk factors described in our 2025 Form 10-K for the quarter ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Retention Award Agreements

On May 5, 2026, in order to enhance the retention of certain key officers of the Company, the Compensation Committee of the Board of Directors authorized and approved retention award agreements (each, a “Retention Award Agreement”) with Messrs. Blackley, McCarthy and Weinberg (each, an “Executive”), in the aggregate amounts of $880,000 for Mr. Blackley, $660,000 for Mr. McCarthy and $350,000 for Mr. Weinberg. Under each Retention Award Agreement, the Executives will receive a cash award, payable in two installments of 50% on December 31, 2026 and July 1, 2027 (each, a “Retention Date”), subject to the continued employment of each Executive by the Company through each Retention Date.

The foregoing summary is not complete and is qualified in its entirety by reference to the form of Retention Award Agreement, filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

10.1	Form of Retention Award Agreement.

10.2	Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL
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

Dated: May 7, 2026