Form 10-Q
period 2026-06-30
Evolent Health, Inc.
filed 2026-08-06
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 1, 2026, there were 113,059,335 shares of the registrant’s Class A common stock outstanding.

.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,703	$151,856
Restricted cash	22,990	26,134
Accounts receivable, net (1)	449,118	309,861
Prepaid expenses and other current assets	22,699	18,521
Total current assets	610,510	506,372
Restricted cash	2,773	2,706
Investments and equity method investees	8,764	8,966
Property and equipment, net	81,921	80,785
Right-of-use assets - operating	2,710	4,373
Prepaid expenses and other noncurrent assets (1)	2,308	3,078
Contract cost assets	14,047	13,537
Intangible assets, net	554,427	584,937
Goodwill	694,434	694,482
Total assets	$1,971,894	$1,899,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$38,823	$59,776
Accrued liabilities (1)	43,897	65,755
Operating lease liability - current	1,541	15,343
Accrued compensation and employee benefits	28,966	50,987
Deferred revenue	1,208	1,203
Reserve for claims and performance - based arrangements	378,398	192,196
Total current liabilities	492,833	385,260
Long-term debt, net	966,467	970,537
Other long-term liabilities	8,092	8,012
Tax receivables agreement liability	108,909	108,909
Operating lease liabilities - noncurrent	2,426	3,818
Deferred tax liabilities, net	9,944	7,506
Total liabilities	1,588,671	1,484,042

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 118,656,443 and 117,603,806 shares issued, respectively	1,187	1,176
Additional paid-in-capital	1,817,414	1,793,398
Accumulated other comprehensive loss	(3,626)	(2,624)
Retained earnings (accumulated deficit)	(1,370,323)	(1,315,327)
Treasury stock, at cost; 5,971,712 and 5,971,712 shares issued, respectively	(61,429)	(61,429)
Total shareholders’ equity	383,223	415,194
Total liabilities and shareholders’ equity	$1,971,894	$1,899,236
————————
(1)See Note 17 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (1)	$652,520	$444,328	$1,148,766	$927,977
Expenses
Cost of revenue (1)	571,684	343,943	984,156	725,121
Selling, general and administrative expenses (1)	68,831	75,209	141,649	153,618
Depreciation and amortization expenses	21,566	23,141	43,121	47,199
Loss on lease termination	—	—	—	1,906
Change in fair value of contingent consideration	—	3,206	—	2,926
Operating expenses	662,081	445,499	1,168,926	930,770
Operating loss	(9,561)	(1,171)	(20,160)	(2,793)
Interest income	703	1,084	1,717	2,358
Interest expense	(16,859)	(11,601)	(33,727)	(21,986)
Gain (loss) from equity method investees	(41)	197	(52)	178
Loss on option exercise	—	(196)	—	(52,544)
Extinguishment of Series A Preferred Stock and other refinancing fees	—	(9,000)	—	(9,000)
Other income (expense), net	109	(35)	851	(83)
Loss before income taxes	(25,649)	(20,722)	(51,371)	(83,870)
Provision for (benefit from) income taxes	2,715	(825)	3,625	645
Loss before preferred dividends and accretion of Series A Preferred Stock	(28,364)	(19,897)	(54,996)	(84,515)
Dividends and accretion of Series A Preferred Stock	—	(31,193)	—	(38,825)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(28,364)	$(51,090)	$(54,996)	$(123,340)

Loss per common share
Basic and diluted	$(0.25)	$(0.44)	$(0.49)	$(1.07)

Weighted-average common shares outstanding
Basic and diluted	112,542	115,882	112,225	115,600

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(28,364)	$(51,090)	$(54,996)	$(123,340)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	—	22	(1,002)	46
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(28,364)	$(51,068)	$(55,998)	$(123,294)
————————
(1)See Note 17 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended June 30, 2026
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	—	$—	118,449	$1,185	$1,802,222	$(3,626)	$(1,341,959)	$(61,429)	$396,393

Stock-based compensation expense	—	—	—	—	15,201	—	—	—	15,201
Restricted stock units vested, net of shares withheld for taxes	—	—	207	2	(9)	—	—	—	(7)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(28,364)	—	(28,364)
Balance as of June 30, 2026	—	$—	118,656	$1,187	$1,817,414	$(3,626)	$(1,370,323)	$(61,429)	$383,223

	For the Three Months Ended June 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	175	$193,228	117,398	$1,174	$1,802,634	$(1,729)	$(845,435)	$(21,123)	$935,521

Stock-based compensation expense	—	—	—	—	11,580	—	—	—	11,580
Restricted stock units vested, net of shares withheld for taxes	—	—	75	1	(29)	—	—	—	(28)
Foreign currency translation adjustment	—	—	—	—	—	22	—	—	22
Net loss attributable to common shareholders of Evolent Health, Inc.	—	35,572	—	—	(31,193)	—	(19,897)	—	(51,090)
Balance as of June 30, 2025	175	$228,800	117,473	$1,175	$1,782,992	$(1,707)	$(865,332)	$(21,123)	$896,005
.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Six Months Ended June 30, 2026
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	117,604	$1,176	$1,793,398	$(2,624)	$(1,315,327)	$(61,429)	$415,194

Stock-based compensation expense	—	—	—	—	25,850	—	—	—	25,850
Restricted stock units vested, net of shares withheld for taxes	—	—	951	10	(1,596)	—	—	—	(1,586)
Performance stock units vested, net of shares withheld for taxes	—	—	101	1	(238)	—	—	—	(237)
Foreign currency translation adjustment	—	—	—	—	—	(1,002)	—	—	(1,002)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(54,996)	—	(54,996)
Balance as of June 30, 2026	—	$—	118,656	$1,187	$1,817,414	$(3,626)	$(1,370,323)	$(61,429)	$383,223

	For the Six Months Ended June 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	175	$190,173	116,576	$1,166	$1,803,786	$(1,753)	$(780,817)	$(21,123)	$1,001,259

Stock-based compensation expense	—	—	—	—	22,661	—	—	—	22,661
Restricted stock units vested, net of shares withheld for taxes	—	—	585	6	(2,805)	—	—	—	(2,799)
Performance stock units vested, net of shares withheld for taxes	—	—	312	3	(1,825)	—	—	—	(1,822)
Foreign currency translation adjustment	—	—	—	—	—	46	—	—	46
Net loss attributable to common shareholders of Evolent Health, Inc.	—	38,627	—	—	(38,825)	—	(84,515)	—	(123,340)
Balance as of June 30, 2025	175	$228,800	117,473	$1,175	$1,782,992	$(1,707)	$(865,332)	$(21,123)	$896,005
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows Used In Operating Activities
Loss before preferred dividends and accretion of Series A Preferred Stock	$(54,996)	$(84,515)
Adjustments to reconcile net loss to net cash and restricted cash used in operating activities:
Change in fair value of contingent consideration	—	2,926
Loss (gain) from equity method investees	52	(178)
Extinguishment of Series A Preferred Stock and other refinancing fees	—	9,000
Loss on option exercise	—	52,544
Depreciation and amortization expenses	43,121	47,199
Stock-based compensation expense	25,850	22,661
Deferred tax expense	2,970	(570)
Amortization of contract cost assets	2,023	2,523
Amortization of deferred financing costs	5,930	2,403
Loss on lease termination	—	1,906
Right-of-use operating assets	1,663	792
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(139,257)	55,925
Prepaid expenses and other current and non-current assets	(4,031)	(1,803)
Contract cost assets	(2,533)	(1,649)
Accounts payable	(17,810)	18,189
Accrued liabilities	(22,350)	(5,867)
Operating lease liabilities	(15,194)	(20,973)
Accrued compensation and employee benefits	(22,021)	4,543
Deferred revenue	5	(174)
Reserve for claims and performance-based arrangements	186,202	(131,454)
Other long-term liabilities	80	803
Net cash and restricted cash used in operating activities	(10,296)	(25,769)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	—	(56,047)
Return of equity method investments	150	788
Purchases of investments and contributions to equity method investees	—	(1,000)
Investments in internal-use software and purchases of property and equipment	(13,255)	(17,365)
Net cash and restricted cash used in investing activities	(13,105)	(73,624)
Cash Flows (Used In) Provided by Financing Activities
Changes in working capital balances related to claims processing	(3,143)	(44,754)
Payment of contingent consideration	—	(1,000)
Proceeds from issuance of long-term debt, net of offering costs	—	221,000
Repayment of debt	(10,000)	(62,500)
Payment of preferred dividends	—	(9,198)
Taxes withheld and paid for vesting of equity awards	(1,823)	(4,621)
Net cash and restricted cash (used in) provided by financing activities	(14,966)	98,927
Effect of exchange rate on cash and cash equivalents and restricted cash	(863)	(60)
Net decrease in cash and cash equivalents and restricted cash	(39,230)	(526)
Cash and cash equivalents and restricted cash as of beginning-of-period	180,696	178,496
Cash and cash equivalents and restricted cash as of end-of-period	$141,466	$177,970
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

As of June 30, 2026, the Company had unrestricted cash and cash equivalents of $115.7 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

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

Restricted Cash

Restricted cash includes cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	June 30, 2026	December 31, 2025
Collateral for letters of credit for facility leases (1)	$222	$222
Collateral with financial institutions (2)	15,772	15,706
Claims processing services (3)	9,769	12,912
Total restricted cash	$25,763	$28,840

Current restricted cash	$22,990	$26,134
Total current restricted cash	$22,990	$26,134

Non-current restricted cash	$2,773	$2,706
Total non-current restricted cash	$2,773	$2,706
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. Subsequent to June 30, 2026, the Company’s lease in Edison, NJ expired and the Company was no longer party to irrevocable standby letter of credit.
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$115,703	$150,995
Restricted cash	25,763	26,975
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$141,466	$177,970

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of June 30, 2026 and December 31, 2025, approximately 75% and 75%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of June 30, 2026 and December 31, 2025, approximately 66% and 63%, respectively, of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” to improve the requirements for identifying the accounting acquirer in Topic 805, Business combinations. It is a revision of the current guidance for determining the accounting acquirer for a transaction affected primarily by exchanging equity interest in which the legal acquiree is a variable interest entity (VIE) that meets the definition of a business. The amendment in this update requires an entity involved in an acquisition transaction to consider additional factors in ASC 805 to determine which entity is the accounting acquirer thus improving comparability between business combinations and consequently focusing at enhancing financial statements. In a business combination, the accounting acquiree’s assets and liabilities are generally required to be initially measured at fair value, subject to specific exceptions in Topic 805 and the accounting acquirer’s existing assets and liabilities are not remeasured under the business combinations guidance. ASU 2025-03 expands the factors to consider when determining the accounting acquirer and acquiree as it can significantly affect the carrying amounts of the combined entity’s assets and liabilities thus affecting post combination net income. This amendment is different than current GAAP because for certain transactions, they replace the requirement that the primary beneficiary always is the acquirer by inducing the reporting entity to use an assessment to examine the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. Application of this revision is prospectively to any acquisition transaction that occurs after the initial application date. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is examining the impact this guidance may have on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) “Clarifications to Share-Based Consideration Payable to a Customer” to provide context in share-based considerations payable to a customer. The update reduces diversity in practice and improves the decision usefulness of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. Amendments in Accounting Standards Update No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) require that if share-based consideration payable to a customer contains vesting conditions, the grantor must determine whether the vesting conditions represent service conditions or performance conditions. That determination can affect when the grantor recognizes revenue because it is required to estimate the probable outcome of a performance condition and also consider forfeitures. For instance, when the grantor elects to account for forfeitures as they occur, revenue recognition may be delayed for awards that are not probable of vesting. ASU 2025-04 revises the definition of a “performance condition” and eliminates a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. The amendments in this Update permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The amendments in this Update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is examining the impact this guidance may have on the Company’s consolidated financial statements.

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
Disaggregation of Revenue

The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Medicaid	$217,512	$193,018	$435,626	$381,142
Medicare	225,292	109,042	388,102	224,360
Commercial and other	209,716	142,268	325,038	322,475
Total	$652,520	$444,328	$1,148,766	$927,977

Performance Suite (1)	$484,503	$267,917	$807,806	$570,938
Specialty Technology and Services Suite	78,161	81,401	158,960	164,222
Administrative Services	47,989	55,880	97,576	113,071
Cases	41,867	39,130	84,424	79,746
Total	$652,520	$444,328	$1,148,766	$927,977
————————
(1)Performance Suite revenue related to our specialty care management solution was $484.5 million and $807.8 million for the three and six months ended June 30, 2026, respectively, and $252.4 million and $497.7 million for the three and six months ended June 30, 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
For contracts with a term greater than one year, we have allocated approximately $10.4 million of transaction price to performance obligations that are unsatisfied as of June 30, 2026. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration. We expect to recognize revenue on approximately 83% and 91% of these remaining performance obligations by December 31, 2026 and 2027, respectively, based on signed contracts as of the balance sheet date. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	June 30, 2026	December 31, 2025
Short-term receivables (1)	$448,585	$307,423
Short-term deferred revenue	1,208	1,203
Long-term deferred revenue	—	110
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue the six months ended June 30, 2026 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$1,313
Reclassification to revenue, as a result of performance obligations satisfied	(696)
Cash received in advance of satisfaction of performance obligations	591
Balance as of end of period	$1,208

The amount of revenue, excluding customer discounts of $1.2 million and $3.4 million for the three and six months ended June 30, 2026, respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous year was $8.9 million and $1.1 million for the three and six months ended June 30, 2026, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, the Company had $4.0 million and $4.5 million of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2026 and December 31, 2025, the Company had $10.0 million and $9.0 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2025, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we observed an increase in our current trade accounts receivable due primarily to new Performance Suite contracts offset by a modestly higher provision for certain customers due to their credit risk profile and timing of payments for the six months ended June 30, 2026.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	June 30, 2026	December 31, 2025
Current	91%	87%
Past due 1-60 days	3%	4%
Past due 61+ days	6%	9%
Accounts receivable, net of allowance	$450,493	$310,990

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Balance as of beginning of period	$(20,720)	$(15,368)
Provision for credit losses	(3,955)	(4,067)
Charge-offs(1)	1,626	1,526
Balance as of end of period	$(23,049)	$(17,909)
————————
(1) Charge-offs for the six months ended June 30, 2026 and 2025 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	June 30, 2026	December 31, 2025
Computer hardware	$15,079	$16,025
Furniture and equipment	792	965
Internal-use software development costs	281,618	268,128
Leasehold improvements	787	1,441
Total property and equipment	298,276	286,559
Accumulated depreciation expense	(216,355)	(205,774)
Total property and equipment, net	$81,921	$80,785

The Company capitalized $6.9 million and $13.5 million for the three and six months ended June 30, 2026, respectively, and $9.1 million and $17.0 million for the three and six months ended June 30, 2025, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $79.7 million and $77.8 million as of June 30, 2026 and December 31, 2025, respectively.

Depreciation expense related to property and equipment was $6.3 million and $12.6 million for the three and six months ended June 30, 2026, respectively, and $6.4 million and $13.6 million for the three and six months ended June 30, 2025, respectively, of which amortization expense related to capitalized internal-use software development costs was $5.8 million and $11.6 million for the three and six months ended June 30, 2026, respectively, and $5.6 million and $11.9 million for the three and six months ended June 30, 2025, respectively.

Note 8. Goodwill and Intangible Assets, Net

Goodwill

Goodwill has an estimated indefinite life. It is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Our annual goodwill impairment review occurs on October 31 of each fiscal year. We evaluate qualitative factors that could cause us to believe the estimated fair value of our reporting unit may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price, and (v) other relevant entity-specific events including changes in management, strategy, partners, or litigation.

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

As of June 30, 2026, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an interim impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform a goodwill impairment assessment as of June 30, 2026.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$694,482	$1,137,320
Foreign currency translation	(48)	1
Balance, end of period	$694,434	$1,137,321

Intangible Assets, Net
Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	June 30, 2026				December 31, 2025
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	0.0	$51,965	$51,965	$—
Customer relationships	12.1	806,668	277,899	528,769	12.6	806,668	255,517	551,151
Technology	1.5	169,715	144,057	25,658	2.0	169,715	135,929	33,786
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	0.0	9,600	9,600	—	0.0	9,600	9,600	—
Total intangible assets, net		$1,039,166	$484,739	$554,427		$1,039,166	$454,229	$584,937
Amortization expense related to intangible assets was $15.3 million and $30.5 million for the three and six months ended June 30, 2026, respectively, and $16.8 million and $33.6 million for the three and six months ended June 30, 2025, respectively..

Future estimated amortization of intangible assets is as follows (in thousands):

2026	$30,511
2027	59,028
2028	47,133
2029	44,992
2030	43,959
Thereafter	328,804
Total future amortization of intangible assets	$554,427

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

Summary of Convertible Senior Notes

The following table summarizes the terms of our Convertible Senior Notes outstanding as of June 30, 2026 (in thousands, except per share conversion rates and prices):

	2029 Notes	2031 Notes
Aggregate principal amount at issuance	$402,500	$166,750
Coupon interest rate per annum	3.5%	4.5%
Debt issuance costs	$11,628	$8,307
Net proceeds	$390,872	$158,443
Issuance date	December 8, 2023	August 21, 2025
Maturity date	December 1, 2029	August 15, 2031
Interest payment dates	June 1 and December 1	February 15 and August 15

Conversion rate per $1,000 of principal	26.3125	73.9098
Conversion price	$38.00	$13.53
Shares issuable upon conversion (1)	10,592	12,325

Carrying value	$395,815	$159,511
Unamortized debt discount and issuance costs	6,685	7,239
Outstanding principal	$402,500	$166,750
Remaining amortization period (years)	3.4	5.1
Fair value (2)	$289,800	$126,817
————————
(1)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of June 30, 2026. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
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

All loans under the First Lien Credit Agreement will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all commitments are voluntarily terminated or amounts outstanding under the First Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the First Lien Credit Agreement, (c) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (d) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the First Lien Credit Agreement) unless certain liquidity conditions are satisfied. All loans under the Second Lien Credit Agreement will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all amounts outstanding under the Second Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the Second Lien Credit Agreement, (c) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (d) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the Second Lien Credit Agreement) unless certain liquidity conditions are satisfied.

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

As of June 30, 2026, there was $117.2 million, $62.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively.

Summary of Credit Agreement

The following table summarizes the terms of our Credit Agreement as of June 30, 2026 (in thousands, except per share conversion rates and prices):

	First Lien Term Loan	Second Lien Term Loan	Revolving Facility
Aggregate principal amount at issuance	$200,000	$175,000	$50,000
Coupon interest rate per annum (1)	SOFR + 5.65%	SOFR + 6.15%	SOFR + 4.15%
Debt issuance costs	$8,850	$—	$1,168
Net proceeds at issuance	$191,150	N/A (2)	$48,832
Issuance date	January 29, 2025	August 7, 2025	August 1, 2022
Interest payment dates	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1

Carrying value	$113,389	$238,164	$59,588
Unamortized debt discount and issuance costs	3,827	24,336	2,912
Outstanding principal	$117,216	$262,500	$62,500
Remaining amortization period (years)	3.4	3.4	3.4
Fair value (3)	$115,411	$216,615	$62,500
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

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
2025 Notes
Coupon interest expense	$—	$648	$—	$1,294
Amortization of debt issuance costs	—	326	—	652
Interest expense for 2025 Notes	$—	$974	$—	$1,946
2029 Notes
Coupon interest expense	$3,522	$3,522	$7,044	$7,044
Amortization of debt issuance costs	487	482	969	964
Interest expense for 2029 Notes	$4,009	$4,004	$8,013	$8,008
2031 Notes
Coupon interest expense	$1,876	$—	$3,752	$—
Amortization of debt issuance costs	345	—	689	—
Interest expense for 2031 Notes	$2,221	$—	$4,441	$—
Credit Agreement
Term Loans
Coupon interest expense	$7,109	$4,768	$14,149	$8,022
Amortization of debt issuance costs	1,946	322	3,866	548
Interest expense for Term Loans	$9,055	$5,090	$18,015	$8,570
Revolver Facility
Coupon interest expense	$1,371	$1,414	$2,852	$3,223
Amortization of debt issuance costs	203	119	406	239
Interest expense for Revolver Facility	$1,574	$1,533	$3,258	$3,462

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of June 30, 2026 and December 31, 2025, the Company was party to irrevocable standby letters of credit with a bank for $14.9 million and $14.9 million, respectively, for the benefit of regulatory authorities, real estate and risk-sharing agreements. As such, we held $16.0 million and $15.9 million, respectively, in restricted cash as collateral as of June 30, 2026 and December 31, 2025, respectively, inclusive of accrued interest. The letters of credit have current expiration dates between June 2026 and January 2027 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date. Subsequent to June 30, 2026, the Company’s lease in Edison, NJ expired and the Company terminated its irrevocable standby letter of credit.

As of June 30, 2026, the Company maintained various surety bonds totaling $3.5 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between July 2026 and June 2027 and automatically extend for additional one-year periods.

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

The Company recognized a TRA liability of $108.9 million as of both June 30, 2026 and December 31, 2025, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. A change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with University Healthcare, Inc d/b/a Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (the “Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs filed a motion to dismiss the case without prejudice, which was granted by the Delaware Chancery Court on January 5, 2023. On April 6, 2023, a shareholder of the Company sent a letter to the Company’s Board (the “Demand”) requesting that the Company’s Board of Directors (the “Board”), among other things, investigate alleged wrongdoing and commence litigation for breach of fiduciary duty against the individuals named as defendants in the Derivative Action. The Board considers it appropriate to investigate, evaluate, and consider the issues and matters raised in the Demand, and are working with outside counsel to do so. On February 15, 2024, the Board, following careful deliberation, responded that it was in the best interests of the Company and its shareholders to refuse to take the actions, including commencing litigation, that were made in the Demand. The Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this request.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of June 30, 2026, approximately 92% of our $141.5 million of cash and cash equivalents and restricted cash were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 8% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our customers. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	June 30, 2026	December 31, 2025
Highmark	30.1%	*
Molina Healthcare, Inc.	15.9%	25.9%
Cook County Health and Hospitals System	14.1%	23.7%
Florida Blue	*	10.1%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Highmark	21.8%	*	12.4%	*
Molina Healthcare, Inc.	22.2%	27.2%	23.0%	24.1%
Cook County Health and Hospitals System	12.2%	17.4%	13.6%	16.5%
Florida Blue	*	14.1%	*	14.5%
Aetna	14.4%	*	17.1%	*
Centene Corporation	*	11.9%	*	11.2%
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

The following table summarizes our primary office leases as of June 30, 2026 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	4.5	$2,468	$—
Edison, NJ (1)	0.0	—	222
Makati City, Philippines	1.9	462	—
Pune, India	4.9	800	—
Brea, CA	0.9	910	—
————————
(1)Subsequent to June 30, 2026, the Company’s lease in Edison, NJ expired and the Company was no longer party to an irrevocable standby letter of credit.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. The Company paid $6.4 million of lease termination payments on both January 1, 2026 and April 1, 2026, respectively, and has no further obligations under its Chicago lease.
The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost, net of sublease income	$250	$(684)	$792	$(150)
Variable lease cost	211	1,583	440	1,922
Total lease cost	$461	$899	$1,232	$1,772

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating Lease Expense
2026	$952
2027	1,321
2028	798
2029	716
2030	739
Thereafter	114
Total lease payments	4,640
Less:
Interest	673
Present value of lease liabilities	$3,967

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	June 30, 2026	December 31, 2025
Weighted average discount rate	8.42%	8.89%
Weighted average remaining lease term (in years)	3.5	3.0

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

The Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the net value of certain equity transactions made after December 31, 2022. We recorded the applicable excise tax in additional paid-in-capital as part of the preferred equity exchange and a corresponding liability for the excise tax payable in accrued liabilities on our consolidated balance sheet. The excise tax was paid in April 2026.

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock and excise tax as presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash dividends on Series A Preferred Stock	$—	$4,621	$—	$9,198
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax benefit	—	26,572	—	29,627
Dividends and accretion of Series A Preferred Stock	$—	$31,193	$—	$38,825

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Loss before preferred dividends and accretion of Series A Preferred Stock	$(28,364)	$(19,897)	$(54,996)	$(84,515)
Dividends and accretion of Series A Preferred Stock	—	(31,193)	—	(38,825)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(28,364)	$(51,090)	$(54,996)	$(123,340)

Weighted-average common shares outstanding - basic and diluted	112,542	115,882	112,225	115,600

Loss per common share
Basic and diluted	$(0.25)	$(0.44)	$(0.49)	$(1.07)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units and performance-based RSUs	571	669	513	665
Series A Preferred Stock	—	4,375	—	4,375
Convertible senior notes	22,917	15,752	22,917	15,752
Total	23,488	20,796	23,430	20,792

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Award Type
RSUs	5,528	6,780	11,577	14,080
PSUs	9,673	4,800	14,273	8,581
Total compensation expense by award type	$15,201	$11,580	$25,850	$22,661

Line Item
Cost of revenue	$695	$1,050	$1,214	$1,707
Selling, general and administrative expenses	14,506	10,530	24,636	20,954
Total compensation expense by financial statement line item	$15,201	$11,580	$25,850	$22,661

No stock-based compensation was capitalized as software development costs for the three and six months ended June 30, 2026 and 2025, respectively.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	923	203	1,534	2,283
PSUs	—	—	6,679	2,034

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

An income tax provision for (benefit from) of $2.7 million and $3.6 million for the three and six months ended June 30, 2026, respectively, and $(0.8) million and $0.6 million for the three and six months ended June 30, 2025, respectively, which resulted in effective tax rates of (10.6)% and (7.1)% for the three and six months ended June 30, 2026, respectively, and 4.0% and (0.8)% for the three and six months ended June 30, 2025, respectively. The income tax expense recorded during both the three and six months ended June 30, 2026 and 2025, primarily relates to the change in the valuation allowance, non-deductible expenses and state and foreign taxes.

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

As of both June 30, 2026 and December 31, 2025, the Company’s economic interests in its equity method investments were 4% and voting interests in its equity method investments were 15% and 11%, respectively. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the loss from these investments was $41 thousand and $52 thousand for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $3.7 million and $8.4 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $4.4 million for the three and six months ended June 30, 2025, respectively.

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

The following table presents assets and liabilities attributable to our related parties (in thousands):

	June 30, 2026	December 31, 2025
Assets
Accounts receivable, net	$3,611	$1,242
Prepaid expenses and other current assets	550	550

Liabilities
Accounts payable	$—	$523
Accrued liabilities	1,268	2,393

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$3,629	$1,009	$8,373	$4,052

Expenses
Cost of revenue	78	646	153	1,282
Selling, general and administrative expenses	38	914	906	1,101

Note 18. Segment Reporting

We have one operating segment and one reportable segment as our CODM assesses the performance of our operations, develops strategy and reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. The performance measure closest to U.S. GAAP used by our CODM to evaluate the performance of the Company’s ongoing operations on a consolidated basis and as part of the Company’s internal planning and forecasting activities is net loss attributable to common shareholders of Evolent Health, Inc. The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

The following table presents our revenue and significant expenses reviewed by our CODM, other segment items and net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$652,520	$444,328	$1,148,766	$927,977
Less:
Medical expense and device costs (1)	493,023	249,161	828,385	541,838
Cost of revenue excluding medical expense and device costs and other segment items (2)	77,966	93,732	154,557	181,576
Selling, general and administrative expenses excluding other segment items (3)	53,481	63,888	115,707	130,156
Depreciation and amortization expenses	21,566	23,141	43,121	47,199
Interest income	(703)	(1,084)	(1,717)	(2,358)
Interest expense	16,859	11,601	33,727	21,986
Gain (loss) from equity method investees	41	(197)	52	(178)
Provision for (benefit from) income taxes	2,715	(825)	3,625	645
Other segment items (4)	15,936	56,001	26,305	130,453
Net loss attributable to common shareholders of Evolent Health, Inc.	$(28,364)	$(51,090)	$(54,996)	$(123,340)
————————
(1)Medical expenses and device costs include $461.5 million and $763.3 million for the three and six months ended June 30, 2026, respectively, and $214.2 million and $420.2 million for the three and six months ended June 30, 2025, respectively, of total claims incurred related to our specialty care management services solution for the six months ended June 30, 2026 and 2025, respectively.
(2)Other segment items excluded from cost of revenue excluding medical expense and device costs include $0.7 million and $1.2 million of stock compensation for the three and six months ended June 30, 2026, respectively, and $1.0 million and $1.7 million for the three and six months ended June 30, 2025, respectively.
(3)Other segment items excluded from selling, general and administrative expenses include the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation	$14,506	$10,530	$24,636	$20,954
Severance costs	275	791	275	1,805
Transaction-related costs	569	—	1,031	703
(4)Other segment items is defined as stock-based compensation, severance costs and transaction-related costs not included in cost of revenue or selling, general and administrative expenses calculated in accordance with GAAP, loss on lease termination, change in fair value of contingent consideration, loss on option exercise, extinguishment of Series A Preferred Stock and other refinancing fees, other income (expense), net, and dividends and accretion of Series A Preferred Stock and excise tax on Series A Preferred Stock. Management believes cost of revenue excluding medical expense and device costs and other segment items and selling, general and administrative expenses excluding other segment items are useful to investors because they facilitate an understanding of our long-term operational costs while removing the effect of costs that are not a representative component of the day-to-day operating performance of our business, and are useful to management as supplemental performance measures.

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

Activity in reserves for claims and performance-based arrangements related to our specialty care management services solution was as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$192,196	$318,705
Incurred health care costs:
Current year to date period	793,446	445,292
Prior year to date period	(30,149)	(25,053)
Total claims incurred	763,297	420,239
Claims paid related to:
Current year to date period	(462,862)	(322,570)
Prior year to date period	(114,233)	(229,123)
Total claims paid	(577,095)	(551,693)
Balance, end of period	$378,398	$187,251

Note 20. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$(492)	$(395)
Effects of leases
Operating cash outflows from operating leases	14,307	21,219

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

Changes in Medicaid, and the ACA Health Exchanges, including but not limited to those caused by the passage of the One Big Beautiful Bill Act during 2025, created industry expectations for higher member acuity and lower membership in future years. These expectations are exacerbated by the aggregate medical trends experienced by our customers across all lines of business, which has led those customers to exit markets, adjust their benefits and take other actions that are likely to contribute to lower membership. During the quarter ended June 30, 2026, our customers reported membership declines in Medicaid and Health Exchanges consistent with our expectations. We anticipate exchange membership attrition to continue through the end of the year, though at a decreasing pace.

We are unable to predict how these broader dynamics will impact our business and results of operations in the future, but they could continue to impact our financial condition and results of operations and such future impacts could be material.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net loss for the three and six months ended June 30, 2026. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Highmark	21.8%	*	12.4%	*
Molina Healthcare, Inc.	22.2%	27.2%	23.0%	24.1%
Cook County Health and Hospitals System	12.2%	17.4%	13.6%	16.5%
Florida Blue	*	14.1%		14.5%
Aetna	14.4%	*	17.1%	*
Centene Corporation	*	11.9%	*	11.2%
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

See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for more information related to the 2025 goodwill impairment test. As of June 30, 2026, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an interim impairment test. The Company determined there had been no such indicators. Therefore, it was unnecessary to perform a goodwill impairment assessment as of June 30, 2026.

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

We also deploy our services in capitation arrangements under our specialty care management solution, which we call the “Performance Suite.” Capitation arrangements under the Performance Suite may include performance-based arrangements and/or gainshare features. We occasionally use third parties to assist in satisfying our performance obligations. In order to determine whether we are the principal or agent in the arrangement, we review each third-party relationship on a contract-by- contract basis. As we integrate goods and services provided by third parties into our overall service, we control the services provided to the customer prior to its delivery. As such, we are the principal and we will recognize revenue on a gross basis. In certain cases, we act as an agent and do not control the services from third parties before it is delivered to the customer, thereby recognizing revenue on a net basis.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of our partners. Costs consist primarily of claims expense, employee-related expenses (including compensation, benefits and stock-based compensation) and other services, as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements.

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

Lives on Platform and PMPM Fees

Performance Suite Lives on Platform are calculated by summing monthly members covered for specialty care services for contracts not under ASO arrangements divided by the number of months in the period. Specialty Technology and Services Suite Lives on Platform are calculated by summing monthly members covered for oncology, cardiology, musculoskeletal, advanced imaging and other diagnostics specialty care services for contracts under ASO arrangements divided by the number of months in the period. Administrative Services Lives on Platform are calculated by summing monthly members covered for administrative services implementation and core performance services divided by the number of months in the period. Cases are calculated by summing the number of individuals receiving services through our surgery management and advanced care planning programs in a given period. Members covered for more than one category are counted in each category.

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

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended June 30,		Change Over Prior Period		For the Six Months Ended June 30,		Change Over Prior Period
	2026	2025	$	%	2026	2025	$	%
Revenue	$652,520	$444,328	$208,192	46.9%	$1,148,766	$927,977	$220,789	23.8%

Expenses
Cost of revenue	571,684	343,943	227,741	66.2%	984,156	725,121	259,035	35.7%
Selling, general and administrative expenses	68,831	75,209	(6,378)	(8.5)%	141,649	153,618	(11,969)	(7.8)%
Depreciation and amortization expenses	21,566	23,141	(1,575)	(6.8)%	43,121	47,199	(4,078)	(8.6)%
Loss on lease termination	—	—	—	—%	—	1,906	(1,906)	(100.0)%
Change in fair value of contingent consideration	—	3,206	(3,206)	(100.0)%	—	2,926	(2,926)	(100.0)%
Total operating expenses	662,081	445,499	216,582	48.6%	1,168,926	930,770	238,156	25.6%
Operating loss	$(9,561)	$(1,171)	$(8,390)	(716.5)%	$(20,160)	$(2,793)	$(17,367)	(621.8)%

Cost of revenue as a % of revenue	87.6%	77.4%			85.7%	78.1%
Selling, general and administrative expenses as a % of revenue	10.5%	16.9%			12.3%	16.6%

Comparison of the Results For the Three Months Ended June 30, 2026 to 2025

Revenue

Total revenue increased by $208.2 million, or 46.9%, to $652.5 million for the three months ended June 30, 2026, as compared to 2025. The increase was primarily from $216.8 million of growth in Performance Suite contracts, net of $12.7 million from reductions in membership at certain of our health plan clients due to changes in exchange enrollment, eligibility verification rules and subsidy eligibility for some populations and rate adjustments within certain customer contracts.

The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Medicaid	$217,512	$193,018
Medicare	225,292	109,042
Commercial and other	209,716	142,268
Total	$652,520	$444,328

Performance Suite	$484,503	$267,917
Specialty Technology and Services Suite	78,161	81,401
Administrative Services	47,989	55,880
Cases	41,867	39,130
Total	$652,520	$444,328

Revenue from Evolent Care Partners	—	15,469
Performance Suite revenue excluding revenue from Evolent Care Partners (1)	484,503	252,448
————————
(1)Performance Suite revenue excluding revenue from Evolent Care Partners is non-GAAP and used in calculating MER excluding Evolent Care Partners. Refer to “Comparison of the Results For the Three Months Ended June 30, 2026 to 2025 - Cost of Revenue” for additional information on MER excluding Evolent Care Partners.

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended June 30, 2026 and 2025 (Average Lives on Platform/Cases in thousands) by product type:

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Performance Suite	6,715	6,490	$24.05	$13.76
Specialty Technology and Services Suite	75,641	77,019	0.34	0.35
Administrative Services	1,189	1,231	13.46	15.13
Cases	12	13	3,608	2,969

Average Unique Members	39,956	40,201

Cost of Revenue

Cost of revenue increased by $227.7 million, or 66.2%, to $571.7 million for the three months ended June 30, 2026, as compared to 2025, principally as a result of the 46.9% increase in our revenue compared to three months ended June 30, 2025. The increase included approximately $238.8 million of higher claims cost compared to the prior year period, which is primarily attributable to new Performance Suite contract go-lives in 2026 and expansion in oncology services to an existing customer offset by $11.4 million from lower personnel costs compared to the prior year driven by reduced headcount and changes to benefits and bonus structure for employees.

The following table represents the Company’s MER for its specialty care management services solution:

	For the Six Months Ended June 30,
	2026	2025
Total claims incurred related to our specialty care management services solution(1)	$461,520	$214,247

Performance Suite revenue	484,503	267,917
Performance Suite revenue excluding revenue from Evolent Care Partners (2)	484,503	252,448

MER	95.3%	80.0%
MER excluding Evolent Care Partners (3)	95.3%	84.9%
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 19” for additional information on total claims incurred.
(2)Refer to “Comparison of the Results For the Three Months Ended June 30, 2026 to 2025 - Revenue” for additional information on Non-GAAP Performance Suite revenue less revenue from Evolent Care Partners.
(3)Refer to “Key Components of our Results of Operations - Medical Expense Ratio” for additional information on Non-GAAP MER excluding Evolent Care Partners.

The increase in MER and MER excluding Evolent Care Partners for the three months ended June 30, 2026 compared to 2025 is driven primarily by the go-live of Performance Suite contracts during the first half of 2026.

Approximately $0.7 million and $1.1 million of total cost of revenue was attributable to stock-based compensation expense for the three months ended June 30, 2026, and 2025 respectively. Cost of revenue represented 87.6% and 77.4% of total revenue for the three months ended June 30, 2026, and 2025 respectively. Our cost of revenue increased as a percentage of our total revenue due to higher medical expenses from our new Performance Suite contracts. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $6.4 million, or 8.5%, to $68.8 million for the three months ended June 30, 2026, as compared to 2025. The decrease was primarily driven by lower personnel costs of $4.7 million from reduced headcount and changes to benefits and bonus structure for employees and lower severance of $0.5 million, lower professional fees of $3.2 million due primarily to the ECP disposition in December 2025 and technology services of $1.7 million due primarily to a change in services received from certain vendors, offset by higher stock compensation of $4.0 million due to the achievement and change in projected achievement of certain performance measurements.

Approximately $14.5 million and $10.5 million of total selling, general and administrative costs were attributable to stock-based compensation expense for the three months ended June 30, 2026, and 2025, respectively. Acquisition and severance costs accounted for $0.8 million of total selling, general and administrative expenses for both the three months ended June 30, 2026 and 2025, respectively. Selling, general and administrative expenses represented 10.5% and 16.9% of total revenue for the three months ended

June 30, 2026, as compared to 2025, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $1.6 million, or 6.8%, to $21.6 million for the three months ended June 30, 2026, as compared to 2025 due primarily due to $0.3 million of lower depreciation on computer hardware, $0.7 million of lower amortization on ECP provider network contracts which was sold in December 2025 and $0.6 million lower amortization of certain customer relationships and technology intangibles reaching their useful life.

Depreciation and amortization expenses include $12.5 million and $13.4 million for the three months ended June 30, 2026, as compared to 2025, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $3.2 million for the three months ended June 30, 2025 primarily related to our Machinify earnout.

Comparison of the Results For the Six Months Ended June 30, 2026 to 2025

Revenue

Total revenue increased $220.8 million, or 23.8%, to $1,148.8 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was driven primarily by $339.8 million from new Performance Suite contract go-lives and expanded oncology services during the six months ended June 30, 2026 offset by a reduction of $73.1 million from the ECP disposition and $44.2 million from reductions in membership at certain of our health plan clients due to changes in exchange enrollment, eligibility verification rules and subsidy eligibility for some populations and rate adjustments within certain customer contracts.

The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Medicaid	$435,626	$381,142
Medicare	388,102	224,360
Commercial and other	325,038	322,475
Total	$1,148,766	$927,977

Performance Suite (1)	$807,806	$570,938
Specialty Technology and Services Suite	158,960	164,222
Administrative Services	97,576	113,071
Cases	84,424	79,746
Total	$1,148,766	$927,977

Revenue from Evolent Care Partners	—	73,268
Performance Suite revenue excluding revenue from Evolent Care Partners(2)	$807,806	$497,670
————————

(1)Performance Suite revenue excluding revenue from Evolent Care Partners is non-GAAP and used in calculating MER excluding Evolent Care Partners. Refer to “Comparison of the Results For the Six Months Ended June 30, 2026 to 2025 - Cost of Revenue” for additional information on MER excluding Evolent Care Partners.
The following table represents the Company’s Lives on Platform/ Cases, Average PMPM fees, Revenue per Case and Average Unique Members (Average Lives on Platform/Cases in thousands) by product type:

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Performance Suite	6,396	6,488	$21.05	$14.66
Specialty Technology and Services Suite	75,871	77,049	0.35	0.36
Administrative Services	1,154	1,222	14.10	15.42
Cases	23	27	3,689	2,953

Average Unique Members	39,429	40,415

Cost of Revenue

Cost of revenue increased by $259.0 million, or 35.7%, to $984.2 million for the six months ended June 30, 2026, as compared to 2025, principally as a result of the 23.8% increase in our revenue compared to the six months ended June 30, 2025. The increase included approximately $286.5 million of higher claims cost compared to the prior year period, which is primarily attributable to $355.9 million higher claims expense from new and existing Performance Suite contracts, offset by a decrease of $59.3 million of claims from the disposition of ECP in December 2025 and transitioning certain Performance Suite customers to Specialty and Technology Service Suite and narrowing of scope of certain customers totaling $9.2 million and lower personnel costs of $21.2 million compared to the prior year driven by decreased headcount and change in bonus and benefits structure for certain employees.

The following table represents the Company’s MER for its specialty care management services solution:

	For the Six Months Ended June 30,
	2026	2025
Total claims incurred related to our specialty care management services solution(1)	$763,297	$420,239

Performance Suite revenue	807,806	570,938
Performance Suite revenue excluding revenue from Evolent Care Partners (2)	807,806	497,670

MER	94.5%	73.6%
MER excluding Evolent Care Partners (3)	94.5%	84.4%
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 19” for additional information on total claims incurred.
(2)Refer to “Comparison of the Results For the Six Months Ended June 30, 2026 to 2025 - Revenue” for additional information on Non-GAAP Performance Suite revenue less revenue from Evolent Care Partners.
(3)Refer to “Key Components of our Results of Operations - Medical Expense Ratio” for additional information on Non-GAAP MER excluding Evolent Care Partners.

The increase in MER and MER excluding Evolent Care Partners for the six months ended June 30, 2026 compared to 2025 is driven primarily by the go-live of two Performance Suite contracts during the first half of 2026.

Approximately $1.2 million and $1.7 million of total cost of revenue was attributable to stock-based compensation expense for the six months ended June 30, 2026, and 2025, respectively. Cost of revenue represented 85.7% and 78.1% of total revenue for the six months ended June 30, 2026, and 2025, respectively. Our cost of revenue increased as a percentage of our total revenue due to the maturation profile of two new Performance Suite contracts that went live during the first half of 2026. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $12.0 million, or 7.8%, to $141.6 million for the six months ended June 30, 2026, as compared to 2025. The decrease was primarily driven by lower personnel costs of $8.9 million from reduced headcount and change to the 2026 benefits and bonus structure for certain employees and decreased severance of $1.5 million and lower professional fees of $6.0 million driven by the ECP disposition in December 2025 offset by higher stock compensation expense due to the achievement and change in projected achievement of certain performance measurements of $3.7 million and a $0.8 million increase in bad debt expense versus the prior period reflecting a return to normal collections timing.

Approximately $24.6 million and $21.0 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively. Acquisition and severance costs accounted for approximately $1.3 million and $2.5 million of total selling, general and administrative expenses for the six months ended June 30, 2026 and 2025, respectively. Selling, general and administrative expenses represented 12.3% and 16.6% of total revenue for the six months ended June 30, 2026, as compared to 2025, respectively, driven primarily from contractual updates with certain customers in our Performance Suite.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $4.1 million, or 8.6%, to $43.1 million, for the six months ended June 30, 2026, as compared to 2025 primarily due to $0.7 million of lower depreciation on computer hardware and $0.3 million of lower depreciation of internally developed software, $1.3 million of lower amortization on ECP provider network contracts which was sold in December 2025 and $1.3 million lower amortization of certain customer relationships and technology intangibles reaching their useful life. Depreciation and amortization expenses include $25.0 million and $26.7 million for the six months ended June 30, 2026 and 2025, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $1.9 million loss on lease termination related to negotiated termination payments and real estate commissions during the six months ended June 30, 2025.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $2.9 million for the six months ended June 30, 2025 primarily related to our Machinify earnout.

Discussion of Non-Operating Results

Interest Expense

We recorded interest expense (including amortization of deferred financing costs) of $16.9 million and $33.7 million for the three and six months ended June 30, 2026, respectively, and $11.6 million and $22.0 million for the three and six months ended June 30, 2025, respectively. The increase in interest expense for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is driven primarily by interest incurred under First Lien Credit Agreement borrowings in January 2025 and the exchange of our Series A Preferred Stock for Second Lien Loan Facility combined with the issuance of our 2031 Notes in August 2025. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

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

Provision for Income Taxes

An income tax provision for (benefit from) of $2.7 million and $3.6 million for the three and six months ended June 30, 2026, respectively, and $(0.8) million and $0.6 million for the three and six months ended June 30, 2025, respectively, which resulted in effective tax rates of (10.6)% and (7.1)% for the three and six months ended June 30, 2026, respectively, and 4.0% and (0.8)% for the three and six months ended June 30, 2025, respectively. The income tax expense recorded during both the three and six months ended June 30, 2026 and 2025, primarily relates to the change in the valuation allowance, non-deductible expenses and state and foreign taxes.

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash dividends on Series A Preferred Stock	$—	$4,621	$—	$9,198
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock	—	26,572	—	29,627
Dividends and accretion of Series A Preferred Stock	$—	$31,193	$—	$38,825

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $55.0 million and $123.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $115.7 million of cash and cash equivalents and $25.8 million in restricted cash.

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

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows”:

	For the Six Months Ended June 30,
	2026	2025
Net cash and restricted cash used in operating activities	$(10,296)	$(25,769)
Net cash and restricted cash used in investing activities	(13,105)	(73,624)
Net cash and restricted cash (used in) provided by financing activities	(14,966)	98,927

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows used in operating activities of $10.3 million for the six months ended June 30, 2026 were driven primarily by an overall increase in reserve for claims and performance-based arrangements of $186.2 million offset in part by increases in accounts receivable of $139.3 million, both primarily driven by new Performance Suite contract go-lives in 2026 and timing of claims, customer settlements and reconciliations, decreases in accrued liabilities of $22.3 million from timing of customer settlements, our partner and vendor payments and accrued compensation and benefits of $22.0 million due to the changes to benefits and bonus structure for employees.

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

Investing Activities

Cash flows used in investing activities of $13.1 million for the six months ended June 30, 2026 were primarily related to investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $73.6 million for the six months ended June 30, 2025 were primarily attributable to cash paid for asset acquisitions and business combinations of $56.0 million and investments in internal-use software and purchases of property and equipment of $17.4 million.

Financing Activities

Cash flows used in financing activities of $15.0 million for the six months ended June 30, 2026 were primarily related to a $10.0 million repayment of our Revolving Facility.

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

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of June 30, 2026, were as follows (including as discussed in the narrative below):

	2026	2027-2028	2029-2030	2031+	Total
Operating leases for facilities	$952	$2,119	$1,455	$114	$4,640
Purchase obligations related to vendor contracts	8,887	13,882	2,616	—	25,385
Convertible notes interest payments (1)	10,796	43,183	29,095	7,504	90,578
Convertible notes principal repayment	—	—	402,500	166,750	569,250
Total	$20,635	$59,184	$435,666	$174,368	$689,853
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on payment dates for our convertible notes interest.

As of June 30, 2026, there was $117.2 million, $62.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company used the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

All loans under the First Lien Credit Agreement will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all commitments are voluntarily terminated or amounts outstanding under the First Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the First Lien Credit Agreement, (c) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (d) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the First Lien Credit Agreement) unless certain liquidity conditions are satisfied. All loans under the Second Lien Credit Agreement will mature on the date that is the earliest of (a) December 6, 2029, (b) the date on which all amounts outstanding under the Second Lien Credit Agreement have been declared or have automatically become due and payable under the terms of the Second Lien Credit Agreement, (c) the date that is one hundred eighty (180) days prior to the maturity date of the Company’s Convertible Senior Notes due 2029 and (d) the date that is ninety-one (91) days prior to the maturity date of any other Junior Debt (as defined in the Second Lien Credit Agreement) unless certain liquidity conditions are satisfied.

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the six months ended June 30, 2026, accounts receivable, net, increased primarily due to the timing of cash receipts from certain customers.

Restricted Cash

As of June 30, 2026, there was restricted cash of $25.8 million is carried at cost and includes cash held on behalf of other entities for claims processing services of $9.8 million, collateral for letters of credit required as security deposits for facility leases of $0.2 million, and amounts held with financial institutions for risk-sharing arrangements of $15.8 million. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

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

Interest Rate Risk

As of June 30, 2026, the Company had cash and cash equivalents and restricted cash of $141.5 million, which consisted of bank deposits with FDIC participating banks of $130.6 million and bank deposits in international banks of $10.9 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2026, there was $117.2 million, $62.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR (as defined in the Certificate of Designation) plus 4.00%, or the base rate plus 3.00%, (b) the 2024-A Delayed Draw Term Loan and 2024-B Delayed Draw Term Loan, interest is calculated at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50% and (c) the second lien term loan facility, interest is calculated at the Adjusted Term SOFR plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $3.5 million per annum.

As of June 30, 2026, we had $569.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2026, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Management has designed its internal controls over financial reporting under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our significant business risks are described in Part I, Item 1A. “Risk Factors” to our 2025 Form 10-K. There have been no material changes from the risk factors described in our 2025 Form 10-K for the quarter ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 22, 2026, Seth Blackley, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (the “Blackley Plan”). The first possible trade date under the Blackley Plan is December 15, 2026, and the end date of the Blackley Plan is February 1, 2027. The aggregate amount of securities that may be sold under the Blackley Plan is 298,129 shares.

On May 22, 2026, Daniel McCarthy, the Company’s President, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 (the “McCarthy Plan”). The first possible trade date under the McCarthy Plan is August 21, 2026, and the end date of the McCarthy Plan is February 19, 2027. The aggregate amount of securities that may be sold under the McCarthy Plan is 201,320 shares.

Item 6. Exhibits

10.1+	Form of Retention Award Agreement, filed as Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2026 and incorporated herein by reference.

10.2+
Form of Performance Stock Unit Award Agreement under the Evolent Health, Inc. 2015 Omnibus Incentive Compensation Plan, filed as Exhibit 10.2 to the Company's Form 10-Q filed on May 7, 2026 and incorporated herein by reference.

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

Dated: August 6, 2026