Form 10-Q
period 2026-09-30
Evolent Health, Inc.
filed 2026-11-05
CIK 1628908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________
FORM 10-Q
_________________________

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, there were 113,105,519 shares of the registrant’s Class A common stock outstanding.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “intend,” “estimate,” “aim,” “predict,” “potential,” “continue,” “plan,” “project,” “will,” “should,” “shall,” “may,” “might” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to our ability to weather current dynamics, continue to expand our footprint, future actions, trends in our businesses, prospective services, new partner additions/expansions, our guidance and business outlook and future performance or financial results, the closing of pending transactions and the outcome of contingencies, such as legal proceedings and our intention to deploy up to $50 million toward reducing outstanding indebtedness by the end of the year. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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
•the terms of agreements between us and certain of our pre-IPO investors may contain different terms than comparable agreements we may enter into with unaffiliated third parties;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EVOLENT HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,255	$151,856
Restricted cash	6,525	26,134
Accounts receivable, net (1)	442,766	309,861
Prepaid expenses and other current assets	19,571	18,521
Total current assets	617,117	506,372
Restricted cash	1,073	2,706
Investments and equity method investees	8,669	8,966
Property and equipment, net	82,506	80,785
Right-of-use assets - operating	2,564	4,373
Prepaid expenses and other noncurrent assets (1)	1,965	3,078
Contract cost assets	14,670	13,537
Intangible assets, net	539,172	584,937
Goodwill	694,420	694,482
Total assets	$1,962,156	$1,899,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (1)	$37,843	$59,776
Accrued liabilities (1)	38,794	65,755
Operating lease liability - current	1,322	15,343
Accrued compensation and employee benefits	35,074	50,987
Deferred revenue (1)	823	1,203
Reserve for claims and performance-based arrangements	376,080	192,196
Total current liabilities	489,936	385,260
Long-term debt, net	969,480	970,537
Other long-term liabilities	8,090	8,012
Tax receivables agreement liability	108,909	108,909
Operating lease liabilities - noncurrent	2,248	3,818
Deferred tax liabilities, net	10,643	7,506
Total liabilities	1,589,306	1,484,042

Shareholders' Equity
Class A common stock - $0.01 par value; 750,000,000 shares authorized; 117,535,151 and 117,603,806 shares issued, respectively	1,175	1,176
Additional paid-in-capital	1,809,800	1,793,398
Accumulated other comprehensive loss	(3,930)	(2,624)
Retained earnings (accumulated deficit)	(1,393,889)	(1,315,327)
Treasury stock, at cost; 4,434,130 and 5,971,712 shares issued, respectively	(40,306)	(61,429)
Total shareholders’ equity	372,850	415,194
Total liabilities and shareholders’ equity	$1,962,156	$1,899,236
————————
(1)See Note 17 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (1)	$725,367	$479,533	$1,874,133	$1,407,510
Expenses
Cost of revenue (1)	636,946	379,759	1,621,102	1,104,880
Selling, general and administrative expenses (1)	73,116	77,592	214,765	231,210
Depreciation and amortization expenses	21,493	23,615	64,614	70,814
Loss (gain) on lease termination	—	(1,230)	—	676
Change in fair value of contingent consideration	—	(1,089)	—	1,837
Operating expenses	731,555	478,647	1,900,481	1,409,417
Operating income (loss)	(6,188)	886	(26,348)	(1,907)
Interest income	979	964	2,696	3,322
Interest expense	(16,996)	(16,475)	(50,723)	(38,461)
Income from equity method investees	55	156	3	334
Gain on extinguishment of short-term debt	—	431	—	431
Loss on option exercise	—	—	—	(52,544)
Extinguishment of Series A Preferred Stock and other refinancing fees	—	(6,000)	—	(15,000)
Other income (expense), net	(298)	80	553	(3)
Loss before income taxes	(22,448)	(19,958)	(73,819)	(103,828)
Provision for income taxes	1,118	906	4,743	1,551
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	(23,566)	(20,864)	(78,562)	(105,379)
Dividends and accretion of Series A Preferred Stock including excise tax	—	(6,066)	—	(44,891)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(23,566)	$(26,930)	$(78,562)	$(150,270)

Loss per common share
Basic and diluted	$(0.21)	$(0.24)	$(0.70)	$(1.31)

Weighted-average common shares outstanding
Basic and diluted	113,071	114,066	112,510	115,083

Comprehensive loss
Net loss attributable to common shareholders of Evolent Health, Inc.	$(23,566)	$(26,930)	$(78,562)	$(150,270)
Other comprehensive loss, net of taxes, related to:
Foreign currency translation adjustment	(304)	(669)	(1,306)	(623)
Total comprehensive loss attributable to common shareholders of Evolent Health, Inc.	$(23,870)	$(27,599)	$(79,868)	$(150,893)
————————
(1)See Note 17 for amounts attributable to unconsolidated related parties included in these line items.

See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Three Months Ended September 30, 2026
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	—	$—	118,656	$1,187	$1,817,414	$(3,626)	$(1,370,323)	$(61,429)	$383,223

Stock-based compensation expense	—	—	—	—	14,804	—	—	—	14,804
Restricted stock units vested, net of shares withheld for taxes	—	—	417	3	(1,310)	—	—	—	(1,307)
Cancellation of treasury stock	—	—	(1,538)	(15)	(21,108)	—	—	21,123	—
Foreign currency translation adjustment	—	—	—	—	—	(304)	—	—	(304)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(23,566)	—	(23,566)
Balance as of September 30, 2026	—	$—	117,535	$1,175	$1,809,800	$(3,930)	$(1,393,889)	$(40,306)	$372,850

	For the Three Months Ended September 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	175	$228,800	117,473	$1,175	$1,782,992	$(1,707)	$(865,332)	$(21,123)	$896,005

Stock-based compensation expense	—	—	—	—	14,682	—	—	—	14,682
Restricted stock units vested, net of shares withheld for taxes	—	—	91	1	(548)	—	—	—	(547)
Treasury share repurchase, including excise tax								(40,308)	(40,308)
Exchange of mezzanine equity	(175)	(232,200)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(669)	—	—	(669)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	3,400	—	—	(6,066)	—	(20,864)	—	(26,930)
Balance as of September 30, 2025	—	$—	117,564	$1,176	$1,791,060	$(2,376)	$(886,196)	$(61,431)	$842,233
.
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE AND SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

	For the Nine Months Ended September 30, 2026
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	117,604	$1,176	$1,793,398	$(2,624)	$(1,315,327)	$(61,429)	$415,194

Stock-based compensation expense	—	—	—	—	40,654	—	—	—	40,654
Restricted stock units vested, net of shares withheld for taxes	—	—	1,368	13	(2,906)	—	—	—	(2,893)
Performance stock units vested, net of shares withheld for taxes	—	—	101	1	(238)	—	—	—	(237)
Cancellation of treasury stock	—	—	(1,538)	(15)	(21,108)	—	—	21,123	—
Foreign currency translation adjustment	—	—	—	—	—	(1,306)	—	—	(1,306)
Net loss attributable to common shareholders of Evolent Health, Inc.	—	—	—	—	—	—	(78,562)	—	(78,562)
Balance as of September 30, 2026	—	$—	117,535	$1,175	$1,809,800	$(3,930)	$(1,393,889)	$(40,306)	$372,850

	For the Nine Months Ended September 30, 2025
	Mezzanine Equity		Shareholders’ Equity
	Series A Preferred Stock		Class A Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	175	$190,173	116,576	$1,166	$1,803,786	$(1,753)	$(780,817)	$(21,123)	$1,001,259

Stock-based compensation expense	—	—	—	—	37,343	—	—	—	37,343
Restricted stock units vested, net of shares withheld for taxes	—	—	676	7	(3,353)	—	—	—	(3,346)
Performance stock units vested, net of shares withheld for taxes	—	—	312	3	(1,825)	—	—	—	(1,822)
Treasury share repurchase, including excise tax	—	—	—	—	—	—	—	(40,308)	(40,308)
Exchange of mezzanine equity	(175)	(232,200)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	—	(623)
See accompanying Notes to Consolidated Financial Statements.

Net loss attributable to common shareholders of Evolent Health, Inc.	—	42,027	—	—	(44,891)	—	(105,379)	—	(150,270)
Balance as of September 30, 2025	—	$—	117,564	$1,176	$1,791,060	$(2,376)	$(886,196)	$(61,431)	$842,233
See accompanying Notes to Consolidated Financial Statements.

EVOLENT HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows Provided By (Used In) Operating Activities
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	$(78,562)	$(105,379)
Adjustments to reconcile net loss to net cash and restricted cash provided by (used in) operating activities:
Change in fair value of contingent consideration	—	1,837
Income from equity method investees	(3)	(334)
Extinguishment of Series A Preferred Stock and other refinancing fees	—	15,000
Gain on extinguishment of short-term debt	—	(431)
Loss on option exercise	—	52,544
Depreciation and amortization expenses	64,614	70,814
Stock-based compensation expense	40,654	37,343
Deferred tax provision	3,777	57
Amortization of contract cost assets	3,033	5,704
Amortization of deferred financing costs	8,943	4,762
Loss on lease termination	—	676
Right-of-use operating assets	1,809	1,297
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net and contract assets	(132,905)	7,364
Prepaid expenses and other current and noncurrent assets	(577)	388
Contract cost assets	(4,166)	(3,486)
Accounts payable	(15,546)	21,501
Accrued liabilities	(27,067)	(4,399)
Operating lease liabilities	(15,591)	(29,987)
Accrued compensation and employee benefits	(15,913)	21,661
Deferred revenue	(380)	(636)
Reserve for claims and performance-based arrangements	183,884	(107,053)
Other long-term liabilities	78	800
Net cash and restricted cash provided by (used in) operating activities	16,082	(9,957)
Cash Flows Used In Investing Activities
Cash paid for asset acquisitions and business combinations	—	(56,045)
Return of equity method investments	300	986
Purchases of investments and contributions to equity method investees	—	(1,000)
Investments in internal-use software and purchases of property and equipment	(20,464)	(26,327)
Net cash and restricted cash used in investing activities	(20,164)	(82,386)
Cash Flows (Used In) Provided By Financing Activities
Changes in working capital balances related to claims processing services	(6,387)	(45,332)
Payment of contingent consideration	—	(1,750)
Proceeds from issuance of long-term debt, net of offering costs	—	389,740
Repayment of debt	(10,000)	(229,255)
Repurchase of common stock	—	(39,996)
Payment of preferred dividends	—	(11,127)
Taxes withheld and paid for vesting of equity awards	(3,130)	(5,168)
Net cash and restricted cash (used in) provided by financing activities	(19,517)	57,112
Effect of exchange rate on cash and cash equivalents and restricted cash	(1,244)	(261)
See accompanying Notes to Consolidated Financial Statements.

Net decrease in cash and cash equivalents and restricted cash	(24,843)	(35,492)
Cash and cash equivalents and restricted cash as of beginning-of-period	180,696	178,496
Cash and cash equivalents and restricted cash as of end-of-period	$155,853	$143,004
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

As of September 30, 2026, the Company had unrestricted cash and cash equivalents of $148.3 million. The Company believes it has sufficient liquidity to meet its working capital and capital expenditure requirements for at least the next twelve months as of the date the financial statements were issued.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. In the accompanying unaudited interim consolidated financial statements, estimates are used for, but not limited to, the valuation of assets (including intangible assets, goodwill and long-lived assets), liabilities, consideration related to business combinations and asset acquisitions, revenue recognition (including variable consideration), estimated selling prices for performance obligations in contracts with multiple performance obligations, reserves for claims and performance-based arrangements, credit losses, depreciable lives of assets, impairment of long-lived assets, stock-based compensation, deferred income taxes and valuation allowance, purchase price allocation in taxable stock transactions and useful lives of intangible assets.

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

Restricted Cash

Restricted cash includes cash and investments used to collateralize various contractual obligations (in thousands) as follows:

	September 30, 2026	December 31, 2025
Collateral for letters of credit for facility leases (1)	$—	$222
Collateral with financial institutions (2)	1,073	15,706
Claims processing services (3)	6,525	12,912
Total restricted cash	$7,598	$28,840

Current restricted cash	$6,525	$26,134
Total current restricted cash	$6,525	$26,134

Non-current restricted cash	$1,073	$2,706
Total non-current restricted cash	$1,073	$2,706
————————
(1)Represents restricted cash related to collateral for letters of credit required in conjunction with lease agreements. The Company’s lease in Edison, NJ expired during the three months ended September 30, 2026 and the Company was no longer party to irrevocable standby letter of credit as of September 30, 2026.
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

The following table provides a reconciliation of cash and cash equivalents and current and noncurrent restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$148,255	$116,650
Restricted cash	7,598	26,354
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$155,853	$143,004

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

Reserves for Claims and Performance-based Arrangements

Reserves for claims and performance-based arrangements reflect payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities. The Company uses actuarial principles and assumptions that are consistently applied in each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

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

Right of Offset

Certain customer arrangements give the Company the legal right to net payment for amounts due from customers and claims payable. As of September 30, 2026 and December 31, 2025, approximately 82% and 75%, respectively, of gross accounts receivable has been netted against claims payable in lieu of cash receipt. Furthermore, as of September 30, 2026 and December 31, 2025, approximately 74% and 63%, respectively, of our accounts receivable, net could ultimately be settled on a net basis, once the criteria for netting have been met.

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
Disaggregation of Revenue
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Medicaid	$204,506	$227,535	$640,132	$608,677
Medicare	300,430	128,714	688,532	353,074
Commercial and other	220,431	123,284	545,469	445,759
Total	$725,367	$479,533	$1,874,133	$1,407,510

Performance Suite (1)	$564,293	$286,935	$1,372,099	$857,873
Specialty Technology and Services Suite	72,837	93,263	231,797	257,485
Administrative Services	48,286	57,811	145,862	170,882
Cases	39,951	41,524	124,375	121,270
Total	$725,367	$479,533	$1,874,133	$1,407,510
————————
(1)Performance Suite revenue related to our specialty care management solution were $564.3 million and $1.4 billion for the three and nine months ended September 30, 2026, respectively, and $265.4 million and $763.1 million for the three and nine months ended September 30, 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations

For contracts with a term greater than one year, we have allocated approximately $6.0 million of transaction price to performance obligations that are unsatisfied as of September 30, 2026. We do not include variable consideration that is allocated entirely to a wholly unsatisfied performance obligation accounted for under the series guidance in the calculation. As a result, the balance represents the value of the fixed consideration in our long-term contracts that we expect will be recognized as revenue in a future period and excludes the majority of our revenue, which is primarily derived based on variable consideration. We expect to recognize revenue on approximately 70% and 85% of these remaining performance obligations by December 31, 2026 and 2027, respectively, based on signed contracts as of the balance sheet date. However, because our existing contracts may be canceled or renegotiated including for reasons outside our control, the amount of revenue that we actually receive may be more or less than this estimate and the timing of recognition may not be as expected.

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

The following table provides information about receivables, contract assets and deferred revenue from contracts with customers (in thousands):

	September 30, 2026	December 31, 2025
Short-term receivables (1)	$441,350	$307,423
Short-term deferred revenue	823	1,203
Long-term deferred revenue	—	110
————————
(1)Excludes pharmacy rebate receivable and pharmacy claims receivable.

Changes in deferred revenue for the nine months ended September 30, 2026 are as follows (in thousands):

Deferred revenue
Balance as of beginning-of-period	$1,313
Reclassification to revenue, as a result of performance obligations satisfied	(941)
Cash received in advance of satisfaction of performance obligations	451
Balance as of end of period	$823

The amount of revenue, excluding customer discounts of $1.9 million and $5.4 million for the three and nine months ended September 30, 2026 , respectively, recognized from performance obligations satisfied (or partially satisfied) in a previous year was $7.2 million and $8.3 million for the three and nine months ended September 30, 2026, respectively, due primarily to retroactive contract amendments offset by net gain share as well as changes in other estimates.

Contract Cost Assets

Certain bonuses and commissions earned by our sales team are considered incremental costs of obtaining a contract with a customer that we expect to be recoverable. The capitalized contract acquisition costs are classified as non-current assets and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2026 and December 31, 2025, the Company had $4.1 million and $4.5 million of contract acquisition cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense of $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

In our revenue contracts, we incur certain costs related to the implementation of our platform before we begin to satisfy our performance obligation to the customer. The costs, which we expect to recover, are considered costs to fulfill a contract. Our contract fulfillment costs primarily include our employee labor costs and third-party vendor costs. The capitalized contract fulfillment costs are classified as non-current and recorded within contract cost assets on our consolidated balance sheets. Amortization expense is recorded within cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2026 and December 31, 2025, the Company had $10.6 million and $9.0 million, respectively, of contract fulfillment cost assets, net of accumulated amortization recorded in contract cost assets on the consolidated balance sheets. In addition, the Company recorded amortization expense including the acceleration of amortization of contract costs for certain customers of $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, and $2.9 million and $4.9 million for the three and nine months ended September 30, 2025, respectively.

These costs are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be the shorter of the contract term or five years. The period of benefit is based on our technology, the nature of our partner arrangements and other factors.

Note 6. Credit Losses

We are exposed to credit losses primarily through our accounts receivable from revenue transactions, investments held at amortized cost and other notes receivable. We estimate expected credit losses based on past events, current conditions and reasonable and supportable forecasts. Expected credit losses are measured over the remaining contractual life of these assets. As part of our consideration of current and forward-looking economic conditions, current inflationary pressures on our customers’ and other third parties’ ability to pay, we observed an increase in our current trade accounts receivable due primarily to new Performance Suite contracts offset by a modestly higher provision for certain customers due to their credit risk profile and timing of payments during the nine months ended September 30, 2026.

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

The following table compiles the percentages of outstanding accounts receivable based on our aging analysis of our trade accounts receivable, non-trade accounts receivable and contract assets (in thousands):

	September 30, 2026	December 31, 2025
Current	91%	87%
Past due 1-60 days	3%	4%
Past due 61+ days	6%	9%
Accounts receivable, net of allowance	$444,876	$310,990

The following table summarizes the changes in allowance for credit losses on our accounts receivables, certain non-trade accounts receivable and contract assets (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Balance as of beginning of period	$(20,720)	$(15,368)
Provision for credit losses	(6,108)	(7,243)
Charge-offs(1)	2,810	2,504
Balance as of end of period	$(24,018)	$(20,107)
————————
(1) Charge-offs for the nine months ended September 30, 2026 and 2025 are primarily related to balances written-off that were previously reserved.

Note 7. Property and Equipment, Net

The following summarizes our property and equipment (in thousands):

	September 30, 2026	December 31, 2025
Computer hardware	$15,011	$16,025
Furniture and equipment	781	965
Internal-use software development costs	288,411	268,128
Leasehold improvements	816	1,441
Total property and equipment	305,019	286,559
Accumulated depreciation expense	(222,513)	(205,774)
Total property and equipment, net	82,506	$80,785

The Company capitalized $6.8 million and $20.3 million for the three and nine months ended September 30, 2026, respectively, and $8.5 million and $25.6 million for the three and nine months ended September 30, 2025, respectively, of internal-use software development costs. The net book value of capitalized internal-use software development costs was $80.6 million and $77.8 million as of September 30, 2026 and December 31, 2025, respectively.

Depreciation expense related to property and equipment was $6.2 million and $18.8 million for the three and nine months ended September 30, 2026, respectively, and $6.3 million and $20.0 million for the three and nine months ended September 30, 2025, respectively, of which amortization expense related to capitalized internal-use software development costs was $5.9 million and $17.4 million for the three and nine months ended September 30, 2026, respectively and $5.6 million and $17.5 million for the three and nine months ended September 30, 2025, respectively.

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

2025 Annual Goodwill Impairment Test

Subsequent to our 2024 goodwill impairment test through the end of 2025, the closing price per share of our Class A common stock declined from $23.35 per common share on October 31, 2024 to $6.67 at October 31, 2025. As a result of the prolonged decline in our stock price, the Company elected to forego the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment test for our sole reporting unit. To determine the implied fair value for our single reporting unit, we used a discounted cash flow valuation approach (“income approach”). In determining the estimated fair value using the income approach, we projected future cash flows based on management’s estimates and long-term plans and applied a discount rate based on the Company’s weighted average cost of capital. This analysis required us to make judgments about revenues, expenses, fixed asset and working capital requirements, capital market assumptions and cash flows, as well as discount rates to reconcile to our market capitalization. As a result of the decrease in our Class A common stock since our 2024 goodwill impairment test, the market capitalization reconciliation indicated that the carrying amount of our reporting unit exceeded its fair value. Therefore, the Company recorded a $398.0 million non-cash and non-tax-deductible impairment charge, reflected within operating expenses in the consolidated statements of operations for the year ended December 31, 2025.

As of September 30, 2026, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an interim impairment test. The Company determined there had been no such indicators. Therefore, the Company did not perform a quantitative goodwill impairment assessment as of September 30, 2026.

Change in Goodwill

The following table summarizes the changes in the carrying amount of goodwill, for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$694,482	$1,137,320
Goodwill disposal (1)	—	(61,908)
Foreign currency translation	(62)	(36)
Balance, end of period	$694,420	$1,075,376
————————
(1)During the three months ended September 30, 2025, the Company allocated goodwill to the agreed-upon sale of ECP Holding Company based on the value of the transaction compared to the estimated business enterprise value on the date which the transaction met the held for sale criteria. See Note 4 for further discussion.

Intangible Assets, Net

Details of our intangible assets (in thousands, except weighted-average useful lives) are presented below:

	September 30, 2026				December 31, 2025
	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Corporate trade name	0.0	$51,965	$51,965	$—	0.0	$51,965	$51,965	$—
Customer relationships	11.9	806,668	289,091	517,577	12.6	806,668	255,517	551,151
Technology	1.3	169,715	148,120	21,595	2.0	169,715	135,929	33,786
Below market lease, net	0.0	1,218	1,218	—	0.0	1,218	1,218	—
Provider network contracts	0.0	9,600	9,600	—	0.0	9,600	9,600	—
Total intangible assets, net		$1,039,166	$499,994	$539,172		$1,039,166	$454,229	$584,937
Amortization expense related to intangible assets was $15.3 million and $45.8 million for the three and nine months ended September 30, 2026, respectively, and $17.3 million and $50.8 million for the three and nine months ended September 30, 2025, respectively.

Future estimated amortization of intangible assets is as follows (in thousands):

2026	$15,256
2027	59,028
2028	47,133
2029	44,992
2030	43,959
Thereafter	328,804
Total future amortization of intangible assets	$539,172

Note 9. Debt

Convertible Senior Notes

Terms of the Convertible Senior Notes

The Company issued $172.5 million aggregate principal amount of its 1.5% Convertible Senior Notes due 2025 in October 2018 (the “2025 Notes”), $402.5 million aggregate principal amount of its 3.5% Convertible Senior Notes due 2029 in December 2023 (the “2029 Notes”) and $166.8 million aggregate principal amount of its 4.5% Convertible Senior Notes due 2031 in August 2025 (the “2031 Notes” and together with the 2025 Notes and the 2029 Notes, the “Convertible Senior Notes”), in private placements to qualified institutional buyers within the meaning of Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes matured on October 15, 2025. The 2029 Notes and 2031 Notes will mature on the date in the table below, unless earlier repurchased, redeemed or converted in accordance with their respective terms prior to such date.

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

2031 Notes Issuance, 2025 Notes Repayment and Common Stock Repurchase

On August 18, 2025, the Company entered into a purchase agreement to sell $145.0 million aggregate principal amount of the 2031 Notes in a private placement to qualified institutional buyers (the “Purchasers”) within the meaning of Rule 144A under the Securities Act of 1933. The Company granted the Purchasers an option to purchase up to an additional $21.8 million aggregate principal amount of the 2031 Notes, which the Purchasers exercised in full on August 19, 2025. The closing of the 2031 Notes occurred on August 21, 2025 and a total of $166.8 million aggregate principal amount of 2031 Notes were issued at an issue price of 100.00% of par. On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. The Company also repurchased $40.0 million of shares of the Company’s Class A common stock concurrently with the sale of the 2031 Notes in privately negotiated transactions effected with or through one of the Purchasers or its affiliate at a purchase price per share equal to the last reported sale price of the Company’s Class A common stock on August 18, 2025. As a result of the repurchase of the 2025 Notes, the Company recorded a $0.4 million gain on extinguishment of short-term debt for the three months ended September 30, 2025.

Summary of Convertible Senior Notes

The following table summarizes the terms of our Convertible Senior Notes outstanding as of September 30, 2026 (in thousands, except per share conversion rates and prices):

	2029 Notes	2031 Notes
Aggregate principal amount at issuance	$402,500	$166,750
Coupon interest rate per annum	3.5%	4.5%
Debt issuance costs	$11,628	$8,307
Net proceeds	$390,872	$158,443
Issuance date	December 8, 2023	August 21, 2025
Maturity date	December 1, 2029	August 15, 2031
Interest payment dates	June 1 and December 1	February 15 and August 15

Conversion rate per $1,000 of principal	26.3125	73.9098
Conversion price	$38.00	$13.53
Shares issuable upon conversion (1)	10,592	12,325

Carrying value	$396,301	$159,857
Unamortized debt discount and issuance costs	6,199	6,893
Outstanding principal	$402,500	$166,750
Remaining amortization period (years)	3.2	4.9
Fair value (2)	$282,756	$120,060
————————
(1)Measured in shares of the Company’s Class A common stock and represents the number of shares of the Company’s Class A common stock that the Convertible Senior Notes are convertible into as of September 30, 2026. Upon conversion, the Company will pay or deliver, as the case may be, cash or shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election.
(2)Fair values for notes are derived from available trading prices closest to the respective balance sheet date.

Credit Agreement

Terms of the Credit Agreement

On August 1, 2022 (the “IPG Closing Date”), the Company entered into a credit agreement, by and among the Company, Evolent Health LLC, as administrative borrower (the “Borrower”), certain subsidiaries of the Company, as co-borrowers and guarantors, the lenders from time to time party thereto, and Ares Capital Corporation (“Ares”), as administrative agent, collateral agent and revolver agent (as modified by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 (each, as defined below), the “Existing Credit Agreement” and as amended through the date hereof, the “First Lien Credit Agreement”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) initial term loans in an aggregate principal amount of $175.0 million (the “Initial Term Loan Facility”) and (ii) asset-based revolving credit commitments in an aggregate principal amount of $50.0 million (the “Initial Revolving Facility”), the availability of which shall be determined by reference to the lesser of $50.0 million and a borrowing base calculation. The Borrowers borrowed the full amount under the Initial Term Loan Facility and the Initial Revolving Facility on the IPG Closing Date. A closing fee of (a) 2.00% of the aggregate amount of the commitments in respect of the Initial Term Loan Facility and (b) 2.00% of the aggregate amount of the commitments in respect of the Initial Revolving Facility was paid as of the IPG Closing Date.

On January 20, 2023 (the “NIA Closing Date”), the Company entered into Amendment No. 1 to the First Lien Credit Agreement (“Amendment No. 1”), pursuant to which the lenders agreed to extend credit to the Borrower in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $25.0 million (the “2023 Revolver Increase”), and (ii) additional term loans in an aggregate principal amount equal to $240.0 million, (the “2023 Additional Term Loans”). The Borrowers borrowed the full amount under the Incremental Term Loan Facility and the Incremental Revolving Facility on the NIA Closing Date to finance, together with the proceeds from the sale of the Series A Preferred Stock, the cash consideration payable in connection with the NIA acquisition on the NIA Closing Date and pay transaction fees and expenses. A closing fee of (a) 3.00% of the aggregate amount of the commitments in respect of the Incremental Term Loan Facility and (b) 3.00% of the aggregate amount of the commitments in respect of the Incremental Revolving Facility was paid as of the NIA Closing Date.

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

On December 6, 2024 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (“Amendment No. 3”) to the First Lien Credit Agreement that provides new secured debt financing in the form of (i) additional commitments under the Company’s existing asset-based revolving credit facility in an aggregate principal amount equal to $50.0 million (the “2024 Revolver Increase”, and together with the Initial Revolving Facility and the 2023 Revolver Increase, the “Revolving Facility”), (ii) a new delayed draw term loan facility in an aggregate principal amount equal to $125.0 million (the “2024-A Delayed Draw Term Loan Facility”), and (iii) a new delayed draw term loan facility in an aggregate principal amount equal to $75.0 million (the “2024-B Delayed Draw Term Loan Facility” and together with the 2024 Revolver Increase and the 2024-A Delayed Draw Term Loan Facility, the “2024 Incremental Facilities”; the Initial Term Loan Facility, the 2023 Additional Term Loans, the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility are collectively referred to herein as the “Term Loan Facility”; the Revolving Facility and the Term Loan Facility are collectively referred to herein as the “First Lien Credit Facilities”), and effected certain amendments to the Existing Credit Agreement. The Borrower paid closing fees equal to 1.00% of the aggregate commitments provided in respect of the 2024 Incremental Facilities on the date the commitment letter in respect of the 2024 Incremental Facilities was executed. The Borrowers borrowed the full amount under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on January 29, 2025 to fund general corporate purposes, including working capital and the management of future liabilities. The Borrower paid upfront fees equal to 1.00% of the aggregate commitments of the 2024 Revolver Increase Facility on the Amendment No. 3 Effective Date and upfront fees equal to 2.00% of the aggregate principal amount of the loans funded under the 2024-A Delayed Draw Term Loan Facility and the 2024-B Delayed Draw Term Loan Facility on the applicable funding date.

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

As of September 30, 2026, there was $117.2 million, $62.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively.

Summary of Credit Agreement

The following table summarizes the terms of our Credit Agreement as of September 30, 2026 (in thousands, except per share conversion rates and prices):

	First Lien Term Loan	Second Lien Term Loan	Revolving Facility
Aggregate principal amount at issuance	$200,000	$175,000	$50,000
Coupon interest rate per annum (1)	SOFR + 5.65%	SOFR + 6.15%	SOFR + 4.15%
Debt issuance costs	$8,850	$—	$1,168
Net proceeds at issuance	$191,150	N/A (2)	$48,832
Issuance date	January 29, 2025	August 7, 2025	August 1, 2022
Interest payment dates	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1	January 1, April 1, July 1 and October 1
Carrying value	$113,662	$239,869	$59,791
Unamortized debt discount and issuance costs	3,554	22,631	2,709
Outstanding principal	$117,216	$262,500	$62,500
Remaining amortization period (years)	3.2	3.2	3.2
Fair value (3)	$115,024	$215,355	$62,500
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

Interest Expense

Interest expense and amortization of debt issuance costs activity were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
2025 Notes
Coupon interest expense	$—	$375	$—	$1,669
Amortization of debt issuance costs	—	185	—	837
Interest expense for 2025 Notes	$—	$560	$—	$2,506
2029 Notes
Coupon interest expense	$3,522	$3,522	$10,566	$10,566
Amortization of debt issuance costs	485	483	1,454	1,447
Interest expense for 2029 Notes	$4,007	$4,005	$12,020	$12,013
2031 Notes
Coupon interest expense	$1,876	$833	$5,628	$833
Amortization of debt issuance costs	346	106	1,035	106
Interest expense for 2031 Notes	$2,222	$939	$6,663	$939
Credit Agreement
Term Loans
Coupon interest expense	$7,246	$7,820	$21,396	$15,839
Amortization of debt issuance costs	1,980	1,403	5,845	1,951
Interest expense for Term Loans	$9,226	$9,223	$27,241	$17,790
Revolver Facility
Coupon interest expense	$1,338	$1,566	$4,190	$4,792
Amortization of debt issuance costs	203	182	609	421
Interest expense for Revolver Facility	$1,541	$1,748	$4,799	$5,213

Note 10. Commitments and Contingencies

Commitments

Letters of Credit

As of September 30, 2026 and December 31, 2025, the Company was party to irrevocable standby letters of credit with a bank for $1.1 million and $14.9 million, respectively, for the benefit of regulatory authorities and risk-sharing agreements. As such, we held $1.1 million and $15.9 million, respectively, in restricted cash as collateral as of September 30, 2026 and December 31, 2025, respectively, inclusive of accrued interest. The letters of credit have current expiration dates beginning in November 2026 and will automatically extend without amendment for an additional one-year period and will continue to automatically extend after each one-year term from the expiry date unless the bank elects not to extend beyond the initial or any extended expiry date.

As of September 30, 2026, the Company maintained various surety bonds totaling $3.4 million for the benefit of regulatory authorities and risk-sharing agreements. The surety bonds have expiration dates between October 2026 and July 2027 and automatically extend for additional one-year periods.

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

The Company recognized a TRA liability of $108.9 million as of both September 30, 2026 and December 31, 2025, which represents the Company’s estimate of the aggregate amount that it will pay under the TRA. A change in our estimate of our liability associated with the tax receivables agreement may result as additional information becomes available, including results of operations in future periods. The total amount of the TRA liability may vary due to changes in federal and state income tax rates and availability of net operating losses.

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

On June 8, 2021, a shareholder of the Company filed a derivative action in the Delaware Chancery Court against some current and former Board members and against the Company as a nominal defendant, alleging that the Company’s Board was negligent in its oversight of the Company’s relationship with University Healthcare, Inc d/b/a Passport Health Plan. The case is Lincolnshire Police Pension Fund, derivatively on behalf of Evolent Health, Inc., v. Blackley, Williams, Scott, Holder, Farner, D’Amato, Duffy, Felt, Samet, Hobart, and Payson, and Evolent Health, Inc. (the “Derivative Action”). The Company and the Director-Defendants filed a motion to dismiss the complaint on August 27, 2021, and Plaintiffs responded by filing an amended complaint on October 26, 2021. Defendants filed a motion to dismiss the amended complaint on December 17, 2021. Plaintiffs filed a motion to dismiss the case without prejudice, which was granted by the Delaware Chancery Court on January 5, 2023. On April 6, 2023, a shareholder of the Company sent a letter to the Company’s Board (the “Demand”) requesting that the Company’s Board of Directors (the “Board”), among other things, investigate alleged wrongdoing and commence litigation for breach of fiduciary duty against the individuals named as defendants in the Derivative Action. The Board considered it appropriate to investigate, evaluate, and consider the issues and matters raised in the Demand, and are working with outside counsel to do so. On February 15, 2024, the Board, following careful deliberation, responded that it was in the best interests of the Company and its shareholders to refuse to take the actions, including commencing litigation, that were made in the Demand. The Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this request.

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

Credit and Concentration Risk

The Company is subject to significant concentrations of credit risk related to cash and cash equivalents and accounts receivable. As of September 30, 2026, approximately 93% of our $155.9 million of cash and cash equivalents and restricted cash were held in either bank deposits with FDIC participating banks or overnight sweep accounts invested in money-market funds and approximately 7% were held in international banks. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains these deposits in federally insured financial institutions in excess of federally insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

The Company is also subject to significant concentration of accounts receivable risk as a substantial portion of our trade accounts receivable is derived from a small number of our partners. The following table summarizes the partners who represented at least 10.0% of our consolidated short-term trade accounts receivable, excluding pharmacy claims receivable and premiums receivable:

	September 30, 2026	December 31, 2025
Aetna	10.6%	*
Cook County Health and Hospitals System	18.9%	23.7%
Florida Blue	*	10.1%
Highmark	20.4%	*
Molina Healthcare, Inc.	23.4%	25.9%
————————
*     Represents less than 10.0% of the respective balance.

In addition, the Company is subject to significant concentration of revenue risk as a substantial portion of our revenue is derived from a small number of contractual relationships with our partners.

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Aetna	12.8%	*	15.4%	*
Centene Corporation	*	13.8%	*	12.1%
Cook County Health and Hospitals System	11.4%	17.6%	12.8%	16.9%
Florida Blue	*	14.4%	*	14.4%
Highmark	28.1%	*	18.5%	*
Molina Healthcare, Inc.	23.1%	25.7%	23.0%	24.6%
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

The following table summarizes our primary office leases as of September 30, 2026 (in thousands, other than term):

Location	Lease Termination Term (in years)	Future Minimum Lease Commitments	Letter of Credit Amount Required
Arlington, VA	4.3	$2,340	$—
Makati City, Philippines	1.7	395	—
Pune, India	4.6	752	—
Brea, CA	0.7	657	—

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. The Company paid $6.4 million of lease termination payments on both January 1, 2026 and April 1, 2026, respectively, and has no further obligations under its Chicago lease.
The following table summarizes the components of our lease expense (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost, net of sublease income	$224	$1,033	$1,016	$883
Variable lease cost	74	777	514	2,699
Total lease cost	$298	$1,810	$1,530	$3,582

Maturity of lease liabilities including future lease termination payments (in thousands) is as follows:

Operating Lease Expense
2026	$473
2027	1,314
2028	793
2029	714
2030	736
Thereafter	114
Total lease payments	4,144
Less:
Interest	574
Present value of lease liabilities	$3,570

Our weighted-average discount rate and our weighted remaining lease terms (in years) are as follows:

	September 30, 2026	December 31, 2025
Weighted average discount rate	8.29%	8.89%
Weighted average remaining lease term	3.4	3.0

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

Additionally, on August 7, 2025, the Company completed the exchange of its existing Series A Preferred Stock for the new Second Lien Term Loan Facility on substantively similar economic terms to the existing Series A Preferred Stock, with no common stock conversion feature, pursuant to an Exchange Agreement (the “Exchange”). See Note 9 for further details regarding our Second Lien Term Loan Facility.

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

The Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the net value of certain equity transactions made after December 31, 2022. We recorded the applicable excise tax in additional paid-in-capital as part of the Exchange and a corresponding liability for the excise tax payable in accrued liabilities on our consolidated balance sheet. The excise tax was paid in April 2026.

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock and excise tax as presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash dividends on Series A Preferred Stock	$—	$1,929	$—	$11,127
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax benefit	—	2,387	—	32,014
Excise tax on exchange of Series A Preferred Stock	—	1,750	—	1,750
Dividends and accretion of Series A Preferred Stock including excise tax	$—	$6,066	$—	$44,891

Note 13. Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings per share available for common stockholders (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Loss before preferred dividends and accretion of Series A Preferred Stock including excise tax	$(23,566)	$(20,864)	$(78,562)	$(105,379)
Dividends and accretion of Series A Preferred Stock including excise tax	—	(6,066)	—	(44,891)
Net loss attributable to common shareholders of Evolent Health, Inc.	$(23,566)	$(26,930)	$(78,562)	$(150,270)

Weighted-average common shares outstanding - basic and diluted	113,071	114,066	112,510	115,083

Loss per common share
Basic and diluted	$(0.21)	$(0.24)	$(0.70)	$(1.31)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), shares issuable upon debt conversion (calculated using an as-if converted method).

Anti-dilutive shares excluded from the calculation of weighted-average common shares presented above are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units and performance-based RSUs	948	1,257	459	744
Series A Preferred Stock	—	1,807	—	3,510
Convertible senior notes	22,917	19,336	22,917	16,960
Total	23,865	22,400	23,376	21,214

Note 14. Stock-based Compensation

Total compensation expense by award type and line item in our consolidated financial statements was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Award Type
RSUs	6,229	9,077	17,806	23,157
PSUs	8,575	5,605	22,848	14,186
Total compensation expense by award type	$14,804	$14,682	$40,654	$37,343

Line Item
Cost of revenue	$1,839	$1,241	$3,053	$2,948
Selling, general and administrative expenses	12,965	13,441	37,601	34,395
Total compensation expense by financial statement line item	$14,804	$14,682	$40,654	$37,343

No stock-based compensation was capitalized as software development costs for the three and nine months ended September 30, 2026 and 2025.

Stock-based awards were granted as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	992	1,542	2,526	3,825
PSUs	—	72	6,679	2,105

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

A provision for income taxes of $1.1 million and $4.7 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, which resulted in effective tax rates of (5.0)% and (6.4)%, respectively, and (4.5)% and (1.5)%, respectively. The income tax expense recorded for the three and nine months ended September 30, 2026, primarily relates to the change in the valuation allowance, non-deductible expenses and state and foreign taxes.

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

As of both September 30, 2026 and December 31, 2025, the Company’s economic interests in its equity method investments were 4% and voting interests in its equity method investments were 11%. The Company determined that it has significant influence over these entities but that it does not have control over any of the entities. Accordingly, the investments are accounted for under the equity method of accounting and the Company is allocated its proportional share of the entities’ earnings and losses for each reporting period. The Company’s proportional share of the income from these investments was $0.1 million and $3.0 thousand for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

The Company signed services agreements with certain of the aforementioned entities to provide certain management, operational and support services to help manage elements of their service offerings. Revenue related to these services agreements were $2.7 million and $11.1 million for the three and nine months ended September 30, 2026, respectively, and $3.9 million and $8.3 million for the three and nine months ended September 30, 2025, respectively.

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

Note 17. Related Parties
As discussed in Note 16, the Company had economic interests in several entities that are accounted for under the equity method of accounting. The Company has allocated its proportional share of the investees’ income and losses each reporting period. In addition, Evolent has entered into services agreements with certain of the entities to provide certain management, operational and support services to help the entities manage elements of their service offerings.

The following table presents assets and liabilities attributable to our related parties (in thousands):

	September 30, 2026	December 31, 2025
Assets
Accounts receivable, net	$3,415	$1,242
Prepaid expenses and other current assets	275	550

Liabilities
Accounts payable	$—	$523
Accrued liabilities	1,282	2,393
Deferred revenue	254	—

The following table presents revenues and expenses attributable to our related parties (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,745	$3,917	$11,118	$7,969

Expenses
Cost of revenue	555	1,221	708	2,503
Selling, general and administrative expenses	27	797	933	1,898

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

The following table presents our revenue and significant expenses reviewed by our CODM, other segment items and net loss attributable to common shareholders of Evolent Health, Inc. (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$725,367	$479,533	$1,874,133	$1,407,510
Less:
Medical expense and device costs (1)	556,119	274,628	1,384,503	816,466
Cost of revenue excluding medical expense and device costs and other segment items (2)	78,988	103,890	233,546	285,466
Selling, general and administrative expenses excluding other segment items (3)	56,003	62,060	171,710	192,216
Depreciation and amortization expenses	21,493	23,615	64,614	70,814
Interest income	(979)	(964)	(2,696)	(3,322)
Interest expense	16,996	16,475	50,723	38,461
Income from equity method investees	(55)	(156)	(3)	(334)
Provision for income taxes	1,118	906	4,743	1,551
Other segment items (4)	19,250	26,009	45,555	156,462
Net loss attributable to common shareholders of Evolent Health, Inc.	$(23,566)	$(26,930)	$(78,562)	$(150,270)
————————
(1)Medical expenses and device costs include $525.0 million and $1.3 billion for the three and nine months ended September 30, 2026, respectively, and $243.9 million and $664.1 million for the three and nine months ended September 30, 2025, respectively, of total claims incurred related to our specialty care management services solution.
(2)Other segment items excluded from cost of revenue excluding medical expense and device costs include $1.8 million and $3.1 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $2.9 million for the three and nine months ended September 30, 2025, respectively, of stock compensation.
(3)Other segment items excluded from selling, general and administrative expenses include the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation	$12,965	$13,441	$37,601	$34,395
Severance costs	3,354	1,540	3,629	3,345
Transaction-related costs	794	551	1,825	1,254
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

Reserves for claims and performance-based arrangements reflect payments under performance-based arrangements and the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily composed of accruals for incentives and other amounts payable to health care professionals and facilities.

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

Activity in reserves for claims and performance-based arrangements related to our specialty care management services solution was as follows (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$192,196	$318,705
Incurred health care costs:
Current year to date period	1,316,906	690,793
Prior year to date period	(28,639)	(26,646)
Total claims incurred	1,288,267	664,147
Claims paid related to:
Current year to date period	(987,000)	(536,384)
Prior year to date period	(117,383)	(234,816)
Total claims paid	(1,104,383)	(771,200)
Balance, end of period	$376,080	$211,652

Note 20. Supplemental Cash Flow Information

The following represents supplemental cash flow information (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$(106)	$(588)
Accrued excise tax on Series A Preferred Stock	—	1,750
Exchange of Series A Preferred Stock	—	232,200
Cancellation of Treasury Stock	(21,123)	—
Accrued excise tax on repurchase of common stock	—	313
Effects of leases
Operating cash outflows from operating leases	14,780	30,124

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

Changes in Medicaid, and the ACA Health Exchanges, including but not limited to those caused by the passage of the One Big Beautiful Bill Act during 2025, created industry expectations for higher member acuity and lower membership in future years. These expectations are exacerbated by the aggregate medical trends experienced by our customers across all lines of business, which has led those customers to exit markets, adjust their benefits and take other actions that are likely to contribute to lower membership in the future. During the quarter ended September 30, 2026, our customers reported membership declines in Medicaid and Health Exchanges consistent with our expectations.

We are unable to predict how these broader dynamics will impact our business and results of operations in the future, but they could continue to impact our financial condition and results of operations and such future impacts could be material.

Impact of Inflation

We experience pricing pressures in the form of competitive prices in addition to rising costs for certain inflation-sensitive operating expenses such as labor, employee benefits and facility leases. We do not believe these impacts were material to our revenues or net loss for the three and nine months ended September 30, 2026. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Customers

The following table summarizes those partners who represented at least 10.0% of our consolidated revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Aetna	12.8%	*	15.4%	*
Centene Corporation	*	13.8%	*	12.1%
Cook County Health and Hospitals System	11.4%	17.6%	12.8%	16.9%
Florida Blue	*	14.4%	*	14.4%
Highmark	28.1%	*	18.5%	*
Molina Healthcare, Inc.	23.1%	25.7%	23.0%	24.6%
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

See “Part I - Item 1. Financial Statements - Note 8” in this Form 10-Q for more information related to the 2025 goodwill impairment test. As of September 30, 2026, Evolent assessed whether there were events or changes in circumstances that would more likely than not reduce the fair value of its goodwill below its carrying amount and require an interim impairment test. The Company determined there had been no such indicators. Therefore, the Company did not perform a quantitative goodwill impairment assessment as of September 30, 2026.

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

Cost of Revenue (exclusive of depreciation and amortization)

Our cost of revenue includes direct expenses and shared resources that perform services in direct support of our partners. Costs consist primarily of claims expense, employee-related expenses (including compensation, benefits and stock-based compensation), as well as other professional fees. In certain cases, our cost of revenue also includes claims and capitation payments to providers and payments for pharmaceutical treatments and other health care expenditures through performance-based arrangements.

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

Performance Suite Average PMPM fee is defined as revenue pertaining to our Performance Suite during the period reported divided by Performance Suite Lives on Platform for the period divided by the number of months in the period. Specialty Technology and Services Suite Average PMPM fee is defined as revenue pertaining to the Specialty Technology and Services Suite during the period reported divided by Specialty Technology and Services Suite Lives on Platform for the period divided by the number of months in the period. Administrative Services Average PMPM fee is defined as revenue pertaining to the Administrative Services during the period reported divided by the Administrative Services Lives on Platform for the period divided by the number of months in the period. Revenue per Case is calculated by the revenue pertaining to our surgery management and advanced care planning programs divided by the number of cases for a given period.

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

Medical Expense Ratio

Medical Expense Ratio (“MER”) is a key performance indicator used by management for purposes of monitoring operating performance and is calculated as GAAP total claims incurred related to our specialty care management services solution divided by GAAP revenue related to our Performance Suite. Management believes MER is useful to investors because it provides insight into the efficiency with which medical costs are managed relative to revenue and helps identify trends in the underlying performance. For periods prior to the consummation of the sale of Evolent Care Partners (“ECP”) in December 2025, we present non-GAAP MER excluding revenues from ECP because it is not indicative of ongoing operations. See “Part I - Item 1. Financial Statements - Note 5 - Disaggregation of Revenue” in this Form 10-Q for more information related to GAAP revenue by product type and “Part I - Item 1. Financial Statements - Note 19 in this Form 10-Q for more information related to GAAP total claims incurred.

Consolidated Results

(in thousands, except percentages)	For the Three Months Ended September 30,		Change Over Prior Period		For the Nine Months Ended September 30,		Change Over Prior Period
	2026	2025	$	%	2026	2025	$	%
Revenue	$725,367	$479,533	$245,834	51.3%	$1,874,133	$1,407,510	$466,623	33.2%

Expenses
Cost of revenue	636,946	379,759	257,187	67.7%	1,621,102	1,104,880	516,222	46.7%
Selling, general and administrative expenses	73,116	77,592	(4,476)	(5.8)%	214,765	231,210	(16,445)	(7.1)%
Depreciation and amortization expenses	21,493	23,615	(2,122)	(9.0)%	64,614	70,814	(6,200)	(8.8)%
Loss (gain) on lease termination	—	(1,230)	1,230	100.0%	—	676	(676)	(100.0)%
Change in fair value of contingent consideration	—	(1,089)	1,089	100.0%	—	1,837	(1,837)	(100.0)%
Total operating expenses	731,555	478,647	252,908	52.8%	1,900,481	1,409,417	491,064	34.8%
Operating income (loss)	$(6,188)	$886	$(7,074)	(798.4)%	$(26,348)	$(1,907)	$(24,441)	(1,281.6)%

Cost of revenue as a percentage of revenue	87.8%	79.2%			86.5%	78.5%
Selling, general and administrative expenses as a percentage of revenue	10.1%	16.2%			11.5%	16.4%

Comparison of the Results for the Three Months Ended September 30, 2026 to 2025

Revenue

Total revenue increased by $245.8 million, or 51.3%, to $725.4 million for the three months ended September 30, 2026, as compared to 2025. The increase was primarily from $280.1 million of new Performance Suite contract go-lives and expanded oncology services to an existing customer during the three months ended September 30, 2026, net of $22.3 million from reductions in membership at certain of our health plan clients due to changes in exchange enrollment, eligibility verification rules and subsidy eligibility for some populations and rate adjustments within certain customer contracts.

The following table represents Evolent’s revenue disaggregated by line of business (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Medicaid	$204,506	$227,535
Medicare	300,430	128,714
Commercial and other	220,431	123,284
Total	$725,367	$479,533

Performance Suite	$564,293	$286,935
Specialty Technology and Services Suite	72,837	93,263
Administrative Services	48,286	57,811
Cases	39,951	41,524
Total	$725,367	$479,533

Revenue from Evolent Care Partners	—	21,550
Performance Suite revenue excluding revenue from Evolent Care Partners (1)	$564,293	$265,385
————————
(1)Performance Suite revenue excluding revenue from Evolent Care Partners is non-GAAP and used in calculating MER excluding Evolent Care Partners. Refer to “Comparison of the Results for the Three Months Ended September 30, 2026 to 2025 - Cost of Revenue” for additional information on MER excluding Evolent Care Partners.

The following table represents the Company’s Lives on Platform, Cases, PMPM fees and revenue per case for the three months ended September 30, 2026 and 2025 (Average Lives on Platform/Cases in thousands) by product type:

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Performance Suite	7,195	6,474	$26.14	$14.77
Specialty Technology and Services Suite	74,733	78,050	0.32	0.40
Administrative Services	1,163	1,222	13.84	15.77
Cases	11	13	3,605	3,236

Average Unique Members	39,804	40,781

Cost of Revenue

Cost of revenue increased by $257.2 million, or 67.7%, to $636.9 million for the three months ended September 30, 2026, as compared to 2025, principally as a result of the 51.3% increase in our revenue compared to year ended September 30, 2025. The increase included approximately $281.1 million of higher claims cost compared to the prior year period, which is primarily attributable to new Performance Suite contract go-lives in 2026 and expansion in oncology services to an existing customer offset by $14.6 million from lower personnel costs compared to the prior year driven by reduced headcount and changes to benefits and bonus structure for employees.

The following table represents the Company’s MER for its specialty care management services solution:

	For the Three Months Ended September 30,
	2026	2025
Total claims incurred related to our specialty care management services solution (1)	$524,970	$243,908

Performance Suite revenue	564,293	286,935
Performance Suite revenue excluding revenue from Evolent Care Partners (2)	564,293	265,385

MER	93.0%	85.0%
MER excluding Evolent Care Partners (3)	N/A	91.9%
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 19” for additional information on total claims incurred.
(2)Refer to “Comparison of the Results for the Three Months Ended September 30, 2026 to 2025 - Revenue” for additional information on Performance Suite revenue less revenue from Evolent Care Partners.
(3)Refer to “Key Components of our Results of Operations - Medical Expense Ratio” for additional information on Non-GAAP MER excluding Evolent Care Partners.

The increase in MER for three months ended September 30, 2026 compared to 2025 is driven primarily by the disposition of Evolent Care Partners in December 2025.

Approximately $1.8 million and $1.2 million of total cost of revenue was attributable to stock-based compensation expense for the three months ended September 30, 2026, and 2025 respectively. Cost of revenue represented 87.8% and 79.2% of total revenue for the three months ended September 30, 2026, and 2025 respectively. Our cost of revenue increased as a percentage of our total revenue due to the maturation profile of two new Performance Suite contracts that went live during the first half of 2026 We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $4.5 million, or 5.8%, to $73.1 million for the three months ended September 30, 2026, as compared to 2025. The decrease was primarily driven by lower technology services of $2.5 million due primarily to a change in services received from certain vendors, lower personnel costs of $0.2 million from reduced headcount and changes to benefits and bonus structure for employees offset by higher severance of $1.8 million, lower stock compensation of $0.5 million and lower lease expense of $1.4 million due to the termination of certain real estate leases.

Approximately $13.0 million and $13.4 million of total selling, general and administrative costs were attributable to stock-based compensation expense for the three months ended September 30, 2026, and 2025, respectively. Acquisition and severance costs accounted for approximately $4.1 million and $2.1 million of total selling, general and administrative expenses for the three months ended September 30, 2026 and 2025, respectively. Selling, general and administrative expenses represented 10.1% and 16.2% of total revenue for the three months ended September 30, 2026, as compared to 2025, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $2.1 million, or 9.0%, to $21.5 million for the three months ended September 30, 2026, as compared to 2025 due primarily to lower amortization on ECP provider network contracts which were sold in December 2025 and lower amortization of certain customer relationships and technology intangibles reaching their useful life.

Depreciation and amortization expenses include $12.5 million and $13.4 million for the three months ended September 30, 2026, and 2025, respectively, of amortization expense on intangible assets such as corporate trade names, customer relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Gain on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $1.2 million gain on lease termination related to negotiated termination payments and real estate commissions during the three months ended September 30, 2025.

Change in Fair Value of Contingent Consideration

We recorded a gain on change in fair value of contingent consideration of $1.1 million for the three months ended September 30, 2025 primarily related to our Machinify earnout offset by our ECP contingent consideration.

Comparison of the Results for the Nine Months Ended September 30, 2026 to 2025

Revenue

Total revenue increased $466.6 million, or 33.2%, to $1.9 billion for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was driven primarily by $579.9 million from new Performance Suite contract go-lives and expanded oncology services to an existing customer during the nine months ended September 30, 2026 offset by a reduction of $63.5 million from the ECP disposition and $82.5 million from reductions in membership at certain of our health plan clients due to changes in exchange enrollment, eligibility verification rules and subsidy eligibility for some populations and rate adjustments within certain customer contracts.
The following table represents Evolent’s revenue disaggregated by line of business and product type (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Medicaid	$640,132	$608,677
Medicare	688,532	353,074
Commercial and other	545,469	445,759

Total	$1,874,133	$1,407,510

Performance Suite	$1,372,099	$857,873
Specialty Technology and Services Suite	231,797	257,485
Administrative Services	145,862	170,882
Cases	124,375	121,270
Total	$1,874,133	$1,407,510

Revenue from Evolent Care Partners	—	94,818
Performance Suite revenue excluding revenue from Evolent Care Partners (1)	$1,372,099	$763,055
————————
(1)Performance Suite revenue excluding revenue from Evolent Care Partners is non-GAAP and used in calculating MER excluding Evolent Care Partners. Refer to “Comparison of the Results for the Nine Months Ended September 30, 2026 to 2025 - Cost of Revenue” for additional information on MER excluding Evolent Care Partners.
The following table represents the Company’s Lives on Platform/ Cases, Average PMPM fees, Revenue per Case and Average Unique Members (Average Lives on Platform/Cases in thousands) by product type:

	Average Lives on Platform/ Cases		Average PMPM Fees / Revenue per Case
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance Suite	6,663	6,483	$22.88	$14.69
Specialty Technology and Services Suite	75,492	77,382	0.34	0.37
Administrative Services	1,157	1,222	14.01	15.54
Cases	34	40	3,661	3,046

Average Unique Members	39,554	40,537

Cost of Revenue

Cost of revenue increased by $516.2 million, or 46.7%, to $1.6 billion for the nine months ended September 30, 2026, as compared to 2025, principally as a result of the 33.2% increase in our revenue compared to nine months ended September 30, 2025. The increase included approximately $624.1 million of higher claims cost compared to the prior year period, which is primarily attributable to new Performance Suite contract go-lives in 2026 and expansion in oncology services to an existing customer, offset by a decrease of $59.3 million of claims from the disposition of ECP in December 2025 and lower personnel costs of $35.8 million compared to the prior year driven by reduced headcount and changes to benefits and bonus structure for employees.

The following table represents the Company’s MER for its specialty care management services solution:

	For the Nine Months Ended September 30,
	2026	2025
Total claims incurred related to our specialty care management services solution (1)	$1,288,267	$664,147

Performance Suite revenue	1,372,099	857,873
Performance Suite revenue excluding revenue from Evolent Care Partners (2)	1,372,099	763,055

MER	93.9%	77.4%
MER excluding Evolent Care Partners (3)	N/A	87.0%
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 19” for additional information on total claims incurred.
(2)Refer to “Comparison of the Results for the Nine Months Ended September 30, 2026 to 2025 - Revenue” for additional information on Performance Suite revenue less revenue from Evolent Care Partners.
(3)Refer to “Key Components of our Results of Operations - Medical Expense Ratio” for additional information on Non-GAAP MER excluding Evolent Care Partners.

The increase in MER for the nine months ended September 30, 2026 compared to 2025 is driven primarily by the disposition of Evolent Care Partners in December 2025 and the go-live of Performance Suite contracts during 2026.

Approximately $3.1 million and $2.9 million of total cost of revenue was attributable to stock-based compensation expense for the nine months ended September 30, 2026, and 2025, respectively. Cost of revenue represented 86.5% and 78.5% of total revenue for the nine months ended September 30, 2026, and 2025, respectively. Our cost of revenue increased as a percentage of our total revenue due to the maturation profile of two new Performance Suite contracts that went live during the first half of 2026. We anticipate continued growth in the cost of treatment for cancer and cardiovascular patients over time, which we expect to be offset in part by contractual protections within our Performance Suite and the impact of our clinical interventions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased by $16.4 million, or 7.1%, to $214.8 million for the nine months ended September 30, 2026, as compared to 2025. The decrease was primarily driven by lower personnel costs of $9.1 million from reduced headcount and change to the 2026 bonus structure for certain employees and lower professional fees of $5.9 million driven by the ECP disposition in December 2025.

Approximately $37.6 million and $34.4 million of total selling, general and administrative expenses were attributable to stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively. Acquisition and severance costs accounted for approximately $5.5 million and $4.6 million of total selling, general and administrative expenses for the nine months ended September 30, 2026 and 2025, respectively. Selling, general and administrative expenses represented 11.5% and 16.4% of total revenue for the nine months ended September 30, 2026, as compared to 2025, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $6.2 million, or 8.8%, to $64.6 million, as compared to 2025 primarily due to lower amortization on ECP provider network contracts which was sold in December 2025 and lower amortization of certain customer relationships and technology intangibles reaching their useful life. Depreciation and amortization expenses include $37.5 million and $40.1 million for the nine months ended September 30, 2026 and 2025, respectively, of amortization expense on intangible assets such as corporate trade names, customer, relationships, provider network contracts and existing technology related to acquisitions and business combinations.

Loss on Lease Termination

During the year ended December 31, 2024, the Company terminated its Chicago, IL lease effective October 31, 2024. We recorded an additional $0.7 million loss on lease termination related to negotiated termination payments and real estate commissions during the nine months ended September 30, 2025.

Change in Fair Value of Contingent Consideration

We recorded a loss on change in fair value of contingent consideration of $1.8 million for the nine months ended September 30, 2025 primarily related to our ECP earnout.

Discussion of Non-Operating Results

Interest Expense

We recorded interest expense (including amortization of deferred financing costs) of $17.0 million and $50.7 million for the three and nine months ended September 30, 2026, respectively, and $16.5 million and $38.5 million for the three and nine months ended September 30, 2025, respectively. The increase in interest expense for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is driven primarily by interest incurred under First Lien Credit Agreement borrowings in January 2025 and the exchange of our Series A Preferred Stock for Second Lien Loan Facility combined with the issuance of our 2031 Notes in August 2025. See “Part I - Item 1. Financial Statements - Note 9” in this Form 10-Q for more information related to interest expense by debt issuance.

Gain on Extinguishment of Debt

On August 21, 2025, using proceeds from the sale of the 2031 Notes plus available liquidity, the Company repurchased approximately $167.4 million aggregate principal amount of its 2025 Notes for $166.8 million in cash in note repurchases entered into concurrently with the pricing of the sale of the 2031 Notes. As a result of the repurchase of the 2025 Notes, the Company recorded a $0.4 million gain on extinguishment of debt during the three and nine months ended September 30, 2025.

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

Extinguishment of Series A Preferred Stock and Other Refinancing Fees

On June 19, 2025, the Company entered into Amendment No. 5 which provided, in part, that failure to consummate the Exchange of our Series A Preferred Stock for new Second Lien Term Loans in certain circumstances would constitute an event of default under the First Lien Credit Agreement. Amendment No. 5 was accounted for as an extinguishment and reissuance of the Series A Preferred Stock. The Series A Preferred Stock post-amendment was recorded at fair value, including a $9.0 million charge to extinguishment of Series A Preferred Stock on the consolidated statement of operations and comprehensive income (loss) and the remainder as a deemed dividend.

On June 19, 2025, in connection with the Company’s entry into Amendment No. 5, the Company and EVH LLC entered into a Commitment Letter with Ares which provided the Company additional available non-dilutive debt capital of up to $150.0 million. The Company paid $9.3 million of deferred financing costs related to the Incremental Facility, of which $3.3 million was related to amending the existing 2024 Incremental Facilities. The Company did not draw on the Incremental Facility due to the retirement of the 2025 Notes. As such, we recorded a $6.0 million loss related to the Incremental Facility. See Note 9 for additional information regarding the Exchange.

Provision for Income Taxes

A provision for income taxes of $1.1 million and $4.7 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, which resulted in effective tax rates of (5.0)% and (6.4)%, respectively, and (4.5)% and (1.5)%, respectively. The income tax expense recorded for the three and nine months ended September 30, 2026, primarily relates to the change in the valuation allowance, non-deductible expenses and state and foreign taxes.

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

The Company paid dividends and recorded accretion of deferred issuance costs and redemption value related to the Series A Preferred Stock as presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash dividends on Series A Preferred Stock	$—	$1,929	$—	$11,127
Accretion of deferred financing costs and redemption value in excess of par excluding extinguishment of Series A Preferred Stock, net of tax benefit	—	2,387	—	32,014
Excise tax on exchange of Series A Preferred Stock	—	1,750	—	1,750
Dividends and accretion of Series A Preferred Stock including excise tax	$—	$6,066	$—	$44,891

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

The Company reported net loss attributable to common shareholders of Evolent Health, Inc. of $78.6 million and $150.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had $148.3 million of cash and cash equivalents and $7.6 million in restricted cash.

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

We expect, from time to time, to seek to prepay, redeem, refinance, retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. We monitor market conditions and our capital structure, and may, from time to time, seek to refinance, amend or otherwise restructure our outstanding debt on an opportunistic basis.

Cash Flows

The following summary of cash flows (in thousands) has been derived from our financial statements included in “Part I - Item 1. Financial Statements - Consolidated Statements of Cash Flows”:

	For the Nine Months Ended September 30,
	2026	2025
Net cash and restricted cash provided by (used in) operating activities	$16,082	$(9,957)
Net cash and restricted cash used in investing activities	(20,164)	(82,386)
Net cash and restricted cash (used in) provided by financing activities	(19,517)	57,112

Operating Activities

Cash flows from operating activities primarily represent inflows and outflows associated with our operations. Primary activities include net loss from operations adjusted for non-cash transactions, working capital changes and changes in other assets and liabilities.

Cash flows provided by operating activities of $16.1 million for the nine months ended September 30, 2026 were driven primarily by an overall increase in accounts receivable and reserve for claims and performance-based arrangements of $51.0 million due to the timing of customer settlements and claims payments, offset in part by decreases in accrued liabilities of $27.1 million from timing of customer settlements, our partner and vendor payments, accrued compensation and benefits of $15.9 million due to the timing of 2025 bonus payments and changes to bonus structure for certain employees and operating lease liabilities of $15.6 million due to lease termination payments.

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

Investing Activities

Cash flows used in investing activities of $20.2 million for the nine months ended September 30, 2026 were primarily related to investments in internal-use software and purchases of property and equipment.

Cash flows used in investing activities of $82.4 million for the nine months ended September 30, 2025 were primarily attributable to cash paid for asset acquisitions and business combinations of $56.0 million and investments in internal-use software and purchases of property and equipment of $26.3 million.

Financing Activities

Cash flows used in financing activities of $19.5 million for the nine months ended September 30, 2026 were primarily related to a $10.0 million repayment under our Revolving Facility and $6.4 million related to changes in working capital balances related to claims processing.

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

Contractual and Other Obligations

We believe that the amount of cash and cash equivalents on hand and cash flows from operations, plus borrowings under our credit facilities and if necessary, additional funding through other forms of financing, will be adequate for us to execute our business strategy and meet anticipated requirements for lease obligations, capital expenditures working capital and debt service for the next twelve months and in the long-term. Our estimated known contractual and other obligations (in thousands) as of September 30, 2026, were as follows (including as discussed in the narrative below):

	2026	2027-2028	2029-2030	2031+	Total
Operating leases for facilities	$473	$2,107	$1,450	$114	$4,144
Purchase obligations related to vendor contracts	5,999	16,046	2,616	—	24,661
Convertible notes interest payments (1)	7,044	43,183	29,095	7,504	86,826
Convertible notes principal repayment	—	—	402,500	166,750	569,250
Total	$13,516	$61,336	$435,661	$174,368	$684,881
————————
(1)Refer to the discussion in “Part I - Item 1. Financial Statements - Note 9” for additional information on payment dates for our convertible notes interest.

As of September 30, 2026, there was $117.2 million, $62.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR. The interest rate for all Loans will be calculated, at the option of the borrowers, (a) in the case of the Revolving Facility, at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00% and (b) in the case of the Term Loan Facility, at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50%, subject to step downs based on a total secured leverage ratio. The Company used the funds borrowed under its Committed Facilities for general corporate purposes, including working capital and management of future liabilities. The interest rate for the Second Lien Term Loan will be calculated (a) in the case of loans that bear interest at ABR, 5.00% plus the ABR and (b) in the case of Term SOFR Loans, 6.00% plus the relevant Adjusted Term SOFR Rate, in each case subject to step downs based on a total secured leverage ratio.

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

Accounts Receivable, Net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. During the nine months ended September 30, 2026, accounts receivable, net, increased primarily due to new Performance Suite contract go-lives and expanded oncology services to an existing customer during the nine months ended September 30, 2026 and the timing of cash receipts from certain customers.

Restricted Cash

Restricted cash of $7.6 million is carried at cost and includes cash held on behalf of other entities for claims processing services of $6.5 million and amounts held with financial institutions for risk-sharing arrangements of $1.1 million as of September 30, 2026. See “Part I - Item 1. Financial Statements - Note 2” for further details of the Company’s restricted cash balances.

Uses of Capital

In the ordinary course of business, our principal uses of cash are in the operation and expansion of our business, payment of interest and other amounts payable in connection with financings, including on our convertible debt and secured borrowings, as well as potential tax obligations. The Company does not anticipate paying a cash dividend on our Class A common stock in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

As of September 30, 2026, the Company had cash and cash equivalents and restricted cash of $155.9 million, which consisted of bank deposits with FDIC participating banks of $145.5 million and bank deposits in international banks of $10.3 million.

Changes in interest rates affect the interest earned on our cash and cash equivalents (including restricted cash). We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

As of September 30, 2026, there was $117.2 million, $62.5 million and $175.0 million principal balance subject to interest under the Company’s Term Loan Facility, Revolving Facility and Second Lien Term Loan Facility, respectively, all of which are subject to interest rates based on the SOFR. In the case of (a) the revolving loan, interest is calculated at either the Adjusted Term SOFR plus 4.00%, or the base rate plus 3.00%, (b) the 2024-A Delayed Draw Term Loan and 2024-B Delayed Draw Term Loan, interest is calculated at either the Adjusted Term SOFR plus 5.50% or the base rate plus 4.50% and (c) the second lien term loan facility, interest is calculated at the Adjusted Term SOFR plus 6.00%. For every 1% increase in SOFR, the Company would record additional interest expense of $3.5 million per annum.

As of September 30, 2026, we had $569.3 million of aggregate principal amount of convertible notes outstanding, which are fixed rate instruments and not subject to fluctuations in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2026, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

Management has designed its internal controls over financial reporting under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Although inherent limitations of internal controls will continue to be present, proper segregation of duties controls and a whistleblower hotline are in place across the organization to minimize these limitations.

PART II

Item 1. Legal Proceedings

The discussion of legal proceedings included within “Part I – Item 1. Financial Statements - Note 10” - Commitments and Contingencies - Litigation Matters” is incorporated by reference into this Item 1.

Item 1A. Risk Factors

Our significant business risks are described in Part I, Item 1A. “Risk Factors” to our 2025 Form 10-K. There have been no material changes from the risk factors described in our 2025 Form 10-K for the quarter ended September 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three-month period ended September 30, 2026, no officer or director of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

10.1
Amendment No. 7, dated as of October 15, 2026, to the Credit Agreement, dated as of August 1, 2022 and amended on January 20, 2023, by the Lenders party hereto, Evolent Health LLC, as the Administrative Borrower, the other Borrowers party hereto, Evolent Health, Inc., as the Parent, each other Guarantor party hereto, Ares Capital Corporation, as Administrative Agent, and ACF Finco I LP, as Collateral Agent and Revolving Agent.

10.2
Amendment No. 1, dated October 15, 2026, to the Second Lien Credit Agreement, dated as of August 7, 2025, by the Lenders party hereto, Evolent Health LLC, as the Borrower, Evolent Health, Inc. as the Parent, each other Guarantor party hereto, Ares Capital Corporation, as Administrative Agent and Collateral Agent.

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

Dated: November 5, 2026